Form 10-K
period 1993-12-31
SEQUA CORP /DE/
filed 1994-03-30
CIK 95301

SECURITIES AND EXCHANGE COMMISSION
                                             WASHINGTON, D.C.  20549

                                                       FORM 10-K

                                      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                                          THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1993
Commission file number 1-804

                                                SEQUA CORPORATION
                      (Exact name of registrant as specified in its charter)

               Delaware                                          13-188-5030
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

  200 Park Avenue, New York, New York                                  10166
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:(212) 986-5500

   Securities registered pursuant to Section 12(b) of the Act:


                                                    Name of each exchange on
Title of each class                                 which registered

Class A Common Stock, no par value                  New York Stock Exchange
Class B Common Stock, no par value                  New York Stock Exchange
$5.00 Cumulative Convertible
 Preferred Stock, $1.00 Par value                   New York Stock Exchange
10-1/2% Senior Subordinated Notes
 due 1998                                           New York Stock Exchange
9-5/8% Senior Notes, Due
 October 15, 1999                                   New York Stock Exchange
8-3/4% Senior Notes, Due
 December 15, 2001                                  New York Stock Exchange
9-3/8% Senior Subordinated Notes,
 Due December 15, 2003                              New York Stock Exchange

  Securities registered pursuant to Section 12(g) of the Act:

                            NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of registrant's voting stock (Common and Preferred) held by nonaffiliates as of March 17, 1993 was $247,005,565.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

Class                              Outstanding at March 17, 1993

Class A Common Stock, no par value           6,223,629
Class B Common Stock, no par value           3,430,978


                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for its annual meeting of stockholders scheduled to be held on May 12, 1994 are incorporated herein by reference into Part III.

                             SEQUA CORPORATION

                                 FORM 10-K

                                * * * * * *

                                  PART I

ITEM 1.  BUSINESS

(a) General development of business. Sequa Corporation is a diversified industrial company that produces a broad range of products and provides a broad range of services through operating units in four industry segments: Aerospace, Machinery and Metal Coatings, Specialty Chemicals, and Professional Services and Other Products. Sequa Corporation, incorporated in 1929 and formerly known as Sun Chemical Corporation, is hereinafter sometimes referred to as the "Registrant" and, together with its consolidated subsidiaries, is hereinafter sometimes referred to as the "Company" or "Sequa."

Divestitures

         During 1991, the Company adopted a formal plan to divest Sequa Capital's investment portfolio and to sell the Valley Line and Sabine Towing and Transportation operations in the Transportation segment, as well as the engineered services and the men's apparel units in the Professional Services and Other Products segment.
During 1992, the Company completed the asset sales of Valley Line, Sabine Towing and Transportation and the Gemoco division of engineered services and in 1993, the Sturm unit of engineered services was sold. As of December 31, 1993, approximately
$329,000,000 of Sequa Capital's investment portfolio has been sold, written down or otherwise disposed of since the Company adopted a formal plan to divest the portfolio. Efforts continue to divest the men's apparel unit and to liquidate the remaining Sequa Capital investment portfolio.

         On December 30, 1993, the Company sold the stock of ARC Professional Services for gross cash proceeds of $59.9 million, and the purchaser assumed $4.5 million of ARC Professional Services' debt. The sale resulted in a pre-tax gain of $12.4 million. Also during 1993, Northern Can Systems' two can making facilities were sold for gross cash proceeds of $15.0 million.

(b) Financial information about industry segments. Segment information is included in Note 18 to the Consolidated Financial
Statements on Page 55 of this Annual Report on Form 10-K and is hereby incorporated by reference.

(c) Narrative description of business. The following is a narrative description of the business segments of Sequa:

Aerospace
       The Aerospace segment includes three operating units:  Gas
Turbine, ARC Propulsion and the Kollsman division.

       Gas Turbine. The largest individual operating unit of the Company, Gas Turbine, is a leader in the development and use of advanced metallurgical and other processes to manufacture, repair and coat blades, vanes and other components of gas turbine engines. The unit serves all major jet engine models used by the global commercial airline market. The Company believes that the leadership position of its Gas Turbine operations is largely attributable to the effectiveness of its continuing development efforts on new and improved metallurgical coating, manufacturing and repair processes, and its responsiveness to customer service requirements.

       Gas Turbine has built on its metallurgical process technologies to develop procedures that permit the repair and reuse of turbine engine components. Management believes Gas Turbine has played a key role in the development of the repair market for certain jet engine parts. Over the years, the Company has continued to invest steadily in research and development projects that have led to ceramic coatings, vacuum plasma coatings, advanced laser drilling and welding, and diffused precious metal/aluminide coatings. Gas Turbine works in close cooperation with the manufacturers of jet engines (including Pratt & Whitney, General Electric and Rolls
Royce) in connection with the design of new engines, the upgrading of old designs and the development of repair processes and procedures. Gas Turbine has introduced a series of innovative and in some cases proprietary processes that allow engines to perform at improved efficiency levels at higher operating temperatures and under severe environmental conditions.

       ARC Propulsion. ARC Propulsion, a supplier of solid rocket fuel propulsion systems since 1949, is a leading developer and manufacturer of advanced rocket propulsion systems, gas generators and auxiliary rockets, and engages in research and development relating to new rocket propellants and advanced materials. For the military contract market, ARC Propulsion produces propulsion systems for tactical weapons, and for space applications, ARC Propulsion produces small liquid fueled rocket engines designed to provide attitude and orbit control for a number of satellite systems worldwide.

       ARC Propulsion's strategy is to pursue opportunities to develop products for commercial markets in order to reduce its reliance on defense-related business. While maintaining its traditional position as a supplier of solid propellant rocket motors to the military, ARC Propulsion has initiated several commercial market ventures, including Bendix Atlantic Inflator Company (BAICO), a fifty-fifty joint venture with AlliedSignal Inc. to produce airbag inflator systems.

       Kollsman. Kollsman consists of three units: the military systems unit, a government contract supplier of electro-optical and electronic systems for military weapons; the avionics products unit, a designer and manufacturer of aircraft instruments and related test equipment; and Kollsman Manufacturing Company, Inc.
(KMC), a separate subsidiary that produces medical diagnostic instrumentation.

Machinery and Metal Coatings Segment
       The Company's Machinery and Metal Coatings segment is composed of Precoat Metals, Sequa Can Machinery and Materiels Equipements Graphiques. The Company recently realigned its Rutherford
Machinery and Standun Canforming Systems operations into Sequa Can Machinery as part of a strategy to improve the utilization of its assets through increased efficiencies and the reduction of costs.

       Precoat Metals. The largest individual unit of the segment, Precoat Metals is a leader in the application of protective coatings to continuous steel and aluminum coil. Precoat's principal market is the building products industry, where coated steel is used for the construction of pre-engineered building systems, and as components in the industrial, commercial and agricultural sectors. Precoat also serves the container industry, where the division has established a position in the application of coatings to steel and aluminum stock used to fabricate two-piece metal cans and can lids. In addition, the division is establishing a presence in the truck trailer and appliance markets as a supplier of pre-painted steel for use in trailer panels and as an exterior wrap on air conditioners and for office furniture. Precoat's strategy is to expand its existing market share in building products and to further its penetration of the container industry and other growing markets.

       Sequa Can Machinery. Rutherford and Standun design and manufacture equipment for the two-piece can industry.

       Rutherford is the world's leading manufacturer of equipment to coat and decorate two-piece beverage cans. With an installed base of approximately 700 machines, Rutherford has successfully developed a retrofit business to upgrade older equipment to match the technical standards of newer lines. At the same time, the division's product development team has improved the technology of precision printing to achieve higher speeds without compromising quality. The current generation of equipment runs at a rate of 2,000 cans per minute, applying an even base coat and printing crisp, clear images in up to six colors.

       The Standun line of can forming equipment includes cupping presses, which punch the cup of a can from a coil of metal, and bodymakers, which form the shallow cup into the shape of a two-piece beer, soft drink or food can. The equipment operates at high speed and within close tolerances.

       Materiels Equipements Graphiques (MEG). MEG supplies equipment for the web offset printing industry, including dryers, chill rolls, paper guides, in-feeds and related equipment for high-speed web presses. MEG's products include a line of advanced flying pasters, devices that spin a fresh roll, or "web" of paper, to press speed and splice it to an expiring roll without interrupting press operation.

Specialty Chemicals Segment
       The two operations that make up the Company's Specialty
Chemicals segment, Warwick and Sequa Chemicals, serve distinctly different markets with performance-enhancing additives for a broad range of end products.

       Warwick. The larger of the two businesses in the Specialty Chemicals segment, Warwick is a leading producer and supplier of TAED, a bleach activator for powdered laundry detergent products. TAED is used in perborate- or oxygen-based bleaching systems to increase the cleaning power of detergent at low wash temperatures. These bleaching systems, as opposed to the chlorine-based bleaches traditionally used in the U.S., are used in international markets, primarily in Europe.

       Sequa Chemicals. Sequa Chemicals manufactures high-quality performance-enhancing chemicals used by the textile and graphic arts industries. Sequa Chemicals supplies the woven and knit fabric market with permanent press resins, softeners, water repellents, soil release agents and other chemicals to improve the look, feel and durability of clothing and other textiles. The Company also produces specialty emulsion polymers incorporated into non-woven fabrics for a variety of end uses, including medical drape, fiberfill and filters. For the paper industry, Sequa Chemicals produces three key synthetic coating additives for coated papers. In addition, Sequa Chemicals has developed and patented a unique series of specialty polymers currently marketed to the building products industry for use in roofing mat, ceiling tiles, wall board and carpet tiles.

Professional Services and Other Products Segment
       The Professional Services and Other Products segment -- which includes the ARC Professional Services unit that was sold in December 1993 -- also includes Casco Products, which manufactures automotive cigarette lighters, power outlets and electronic sensing devices; Northern Can Systems, which manufactures easy-open steel lids for cans; and Centor, a real estate holding company which owns and operates, among other properties, the Chromalloy Plaza
Building.

       Casco Products (Casco). Casco, which has been serving the automotive products market since 1921, is a major manufacturer of automotive cigarette lighters and the leading supplier in North America to Chrysler, Ford, General Motors and Honda. In addition, the unit has begun operating in the United Kingdom to further its penetration of the European automotive markets.

       Casco offers a growing line of automotive accessories, led by a series of electronic devices to monitor automotive fluid levels. These products are presently used as gauges for engine oil and engine coolant and may also be used to monitor brake, transmission and power steering fluids. Casco's other products include auxiliary power outlets and electronic control modules.

       Northern Can Systems (NCS). NCS supplies the domestic and international food processing market with easy-open lids for cans. Fabricated from steel, easy-open ends are gaining market share for use on packs for pet foods, snacks, fruits and vegetables. When made as pour-spout lids, which incorporate a pull-tab, easy-open ends are used for beverages, including nutritional drinks.

                         Principal Products

       The percentage of Sequa's consolidated sales and revenues contributed by each class of similar products and services, which accounted for 10 percent or more of such consolidated sales and revenues during the last three fiscal years, is as follows:

                                          Year Ended December 31,
                                          1993      1992      1991
Gas Turbine                                42%       46%       46%
ARC Propulsion                              9%       11%       12%

                                          Markets and Methods of Distribution

         Sequa markets its gas turbine engine component manufacturing and repair services primarily to commercial and military aircraft customers and to users of industrial gas turbines worldwide. These and other products of Chromalloy Gas Turbine Corporation are marketed directly and through sales representatives working on a commission basis.

         A portion of the sales of Gas Turbine's operations is made pursuant to contracts with various agencies of the United States
Government, particularly the Department of the Air Force, with which Chromalloy has had a long-term relationship.

         Sequa markets its electronic and electro-optical systems and its avionics products to both commercial and military customers.
The electro-optical systems, and related spares and repair work, are sold primarily under government contracts to the U.S. military, and to foreign governments. KMC products are sold directly to medical equipment suppliers.

         Sequa markets its rocket propulsion systems generally on a subcontract basis under various defense programs of the United States Government. Programs to which the Company contributes and which are presently important to the rocket propulsion business include the Multiple Launch Rocket System, the U.S. Army Tactical Missile System, the booster rocket for the U.S. Navy's Tomahawk cruise missile and gas generators for the Trident II missile's post-boost control system. In addition, ARC Propulsion has a number of advanced programs in various stages of development and qualification, including ERINT, an anti-missile missile that is a prime candidate for the next generation Patriot mission.

         By their terms, government contracts are subject to termination by the government either for its convenience or for default by the contractor. Some government contracts are secured through competitive bidding. The largest single government agency contract accounted for 2% of Sequa's sales and revenues in 1993, 2% in 1992 and 4% in 1991. Prime contracts and subcontracts with all government agencies accounted for 22%, 23% and 27% of Sequa's sales and revenues in 1993, 1992 and 1991, respectively. The anticipated impact of defense spending levels on the Company's 1994 sales and revenues and operating income is set forth in the Management's discussion and analysis of financial condition and results of operations on pages 18 and 20 of this Annual Report on Form 10-K and is hereby incorporated by reference.

         Sequa's Machinery and Metal Coatings Segment sells its machinery products directly to the container and food industries, as well as to the web printing industry. The metal coatings business sells its coating services to regional steel and aluminum producers, building product manufacturers, merchant can makers and other participants in the food industry.

         The Specialty Chemicals Segment sells textile chemicals and emulsion polymers directly to manufacturers of fabric for clothing and other products. Paper chemicals are sold directly to paper mills and detergent chemicals are sold to detergent manufacturers.

         The automotive products subsidiary sells cigarette lighters and various electronic monitoring devices directly to the automotive industry.

                                                      Competition

         There is significant competition in the industries in which Sequa operates, and, in several cases, it competes with larger companies having substantially greater resources than those of Sequa.

         Sequa believes that it is currently the world's largest manufacturer of cylindrical can-decorating equipment, one of the largest manufacturers of permanent-press textile finishing resins, a leading supplier of aircraft barometric altitude reporting instruments for military and commercial air transport aircraft, and the largest domestic supplier of automotive cigarette lighters in the United States.

         Sequa, through its gas turbine operations, is a leader in the development and use of advanced metallurgical and other processes to manufacture, repair and coat blades, vanes and other components of gas turbine engines used for military and commercial jet aircraft and for industrial purposes. Gas Turbine's divisions operate in highly competitive environments and compete for repair service business with a number of other major companies, including the major turbine engine manufacturers who often specify to their customers that vendors such as Gas Turbine must be approved by such manufacturers to manufacture components for their engines and/or perform repair services on their engines and components.

Gas Turbine has a number of such approvals, including licensing agreements which allow it to manufacture and repair certain components of the new generation of flight engines now coming into widespread use.

         The impact on Gas Turbine of the government investigations of the Orangeburg, New York facility is set forth in the Management's discussion and analysis of financial condition and results of operations on pages 18, 20, 24 and 25 of this Annual Report on Form 10-K and is hereby incorporated by reference. The loss of approval by one of the major jet engine manufacturers to manufacture or repair components for such producer's engines could have an adverse effect on Gas Turbine. In such event, however, Gas Turbine would seek to replace any approvals lost by obtaining approvals with respect to the same components directly from the Federal Aviation Administration (FAA) or, alternatively, the customer.

         Sequa's rocket propulsion systems business competes with several other companies for defense business. In some cases, these competitors are larger than Sequa and have substantially greater resources. Government contracts in this area are generally awarded on the basis of proven engineering capability and price. The Company's ability to compete is enhanced by the needs of the U.S. Government to have alternative sources of supply under these contracts.

         Sequa's Kollsman unit competes in each of its markets with a number of other manufacturers, some of which are larger and have greater resources than Kollsman. This unit competes on the basis of technical competence, quality and price.

         Sequa's Precoat Metals operation, a leader in coating coils of steel for metal building panels, is also the most fully integrated supplier of coated metal coil stock in the United States. Sequa's cylindrical can printing and can forming equipment operations are world leaders in their markets. MEG is Europe's leading supplier of auxiliary press equipment.

         Sequa's automotive products manufacturer is the nation's leading producer of cigarette lighters and holds a commanding share of both the domestic original equipment market and the auto aftermarket. Sequa's easy-open can lid manufacturing business competes with a number of larger and well established entities which have substantially greater financial and other resources.

                                                     Raw Materials

         The various segments of Sequa's business use a wide variety of raw materials and supplies. Generally, these have been available in sufficient quantities to meet requirements, although occasional shortages have occurred.

                                                   Seasonal Factors

         Overall, Sequa's business is not considered seasonal to any significant extent.

                                                Patents and Trademarks

         The Company owns and is licensed to manufacture and sell under a number of patents, including patents relating to its metallurgical processes. These patents and licenses were secured over a period of years and expire at various times. The Company has also created and acquired a number of trade names and trademarks. While Sequa believes its patents, patent licenses, trade names and trademarks are valuable, it does not consider its business as a whole to be materially dependent upon any particular patent, license, trade name, trademark or any related group thereof. It regards its technical and managerial knowledge and experience as more important to its business.

                                                        Backlog

         The businesses of Sequa for which backlogs are significant are the Kollsman division, the Turbine Airfoil, Caval Tool and Castings units of Gas Turbine, and the ARC propulsion operations of the Aerospace segment; and the Can Machinery and MEG operations of the Machinery and Metal Coatings segment. The aggregate dollar amount of backlog in these units at December 31, 1993 was $369,700,000 ($435,200,000 at December 31, 1992). The year-to-year decline is a reflection of the overall weakness in the domestic defense and the worldwide airline industries. At December 31, 1992, the professional services unit of ARC had $120,500,000 of backlog which is excluded from the above comparison.

                                               Research and Development

         Research and development costs, charged to expense as incurred, amounted to approximately $17,166,000 in 1993, $17,557,000 in 1992, and $19,482,000 in 1991.

         The reduction in research and development costs reflects a focusing of the Company's research and development effort with the objective of realizing improved returns on those projects which are undertaken and discontinuing expenditures in areas the Company believes will not be profitable due to the lack of sufficient future commercial opportunities. Reductions primarily occurred at the units serving the domestic defense markets, while expenditures increased at Sequa Can Machinery. It is not anticipated that this approach will affect the Company's ability to be competitive.
Costs relating to customer-sponsored research and development activities are not material.

                                                 Environmental Matters

         The Company has been notified that it has been named as a potentially responsible party under Federal and State Superfund laws and/or has been named as a defendant in suits by private parties (or governmental suits including private parties as co-defendants) with respect to sites currently or previously owned or operated by the Company or to which the Company may have sent hazardous wastes. The Company is not presently aware of other such lawsuits or notices contemplated or planned by any private parties or environmental enforcement agencies. The aggregate liability with respect to these matters, net of liabilities already accrued in the Consolidated Balance Sheet, will not, in the opinion of management, have a material adverse effect on the results of operations or the financial position of the Company. These environmental matters include the following:

         A number of claims have been filed in connection with alleged groundwater contamination in the vicinity of a predecessor corporation site which operated during the 1960s and early 1970s in Dublin, Pennsylvania. In October 1987, a tort action was filed by residents of Dublin against the Company and two other defendants.
The Borough of Dublin also filed suit seeking remediation of alleged contamination of the Borough's water supply and damages in an unspecified amount. The Company expects that a trial date will be scheduled in 1994.

         The Pennsylvania Department of Environmental Regulation entered into a Consent Decree with the Company in 1990 providing for the performance of a remedial investigation and feasibility study with respect to the same alleged groundwater contamination in Dublin. The U.S. Environmental Protection Agency (EPA) also placed the site on the Superfund List in 1990 and, in conjunction therewith, entered into a Consent Agreement with the Company on December 31, 1990. EPA estimates that the cost of the interim remedy will be less than $4 million. The investigation for the final remedy is still in progress.

         The State of Florida issued an Administrative Order requiring TurboCombustor Technology, Inc. (TCT), a subsidiary of Chromalloy
Gas Turbine Corporation, to investigate and to take appropriate corrective action in connection with alleged groundwater contamination in Stuart, Florida. The contamination is alleged to have arisen from a 1985 fire which occurred at TCT's former facility in Stuart.

         The City of Stuart has subsequently constructed and is operating a groundwater remediation system. The Company has negotiated a settlement with the City of Stuart whereby it would contribute its ratable share of the capital and operating costs for the groundwater treatment system. The Company estimates the amount to be paid in settlement plus additional groundwater sampling and analysis will be approximately $2 million to be paid over a ten year period.

         In September 1993, fourteen homeowners residing in West Nyack, New York served a complaint on Gas Turbine and others alleging, among other things, that contamination from a former Gas Turbine site caused the plaintiffs' alleged property damage. Gas Turbine believes it has strong defenses under New York law to the plaintiffs' complaint. Gas Turbine entered into a Consent Order with the New York Department of Environmental Conservation on
February 14, 1994, to undertake the remedial investigation and feasibility study relating to the alleged contamination in the vicinity of the former Gas Turbine site.

         In connection with the sale of the Graphic Arts Materials Segment, now known as Sun Chemical Corporation, to Dainippon Ink and Chemicals, Inc. (DIC) in December 1986, the Company has continuing contingent liability for all off-site environmental claims which relate to activities prior to the sale. In connection therewith, the Company provided a letter of credit in the original amount of $25.0 million in favor of DIC as security for said obligation for a period of ten years from date of sale. The amount of this letter of credit is adjusted each year. It is increased by an interest factor and decreased by the amount actually paid by the Company for related off-site environmental claims. In late 1993, the agreement was amended with the amount of the letter of credit being reduced to $15.0 million, subject to annual adjustment, and the obligation to provide said letter was extended three years to December 1999.

         On April 3, 1989, the Company and Gas Turbine instituted a law suit in the Delaware Superior Court against forty-one of the Company's comprehensive general liability insurance carriers (the Defendants). The Company and Gas Turbine seek to enforce their rights under insurance policies sold to them by the Defendants in connection with various environmental actions that have been brought against the Company and Gas Turbine and are seeking indemnity and defense costs with respect to all Superfund actions and third-party environmental litigation.

         The Company has identified cost estimates for all sites it is involved with and has established reserves as required by generally accepted accounting principles. The Company anticipates that actual cash expenditures related to these sites will be in the range of $6 million to $12 million in 1994 and in the $5 million to $7 million range for each of the following several years.
Anticipated expenditure levels for 1994 reflect clean-up costs on sites where work will begin earlier than previously expected.
Actual cash expenditures were $7.7 million in 1993, $6.2 million in 1992, and $4.7 million in 1991.

                                                      Employment

         At December 31, 1993, Sequa employed approximately 10,250 persons in its continuing operations of whom approximately 2,000 were covered by union contracts.

         The approximate number of employees attributable to each reportable business segment as of December 31, 1993 was:


                                                Approximate
            Segment                         Number of Employees
   Aerospace                                       8,100
   Machinery and Metal Coatings                      950
   Specialty Chemicals                               650
   Professional Services and Other Products          450
   Corporate                                         100

   Total                                           10,250

       The Company considers its relations with employees to be generally satisfactory. Sequa maintains a number of employee benefit programs, including life, hospitalization, surgical, dental, and major medical insurance, and a number of 401(k) and pension plans.

(d) Foreign Operations. Sequa's foreign operations, spread primarily throughout Europe, include Gas Turbine operations within its Aerospace Segment; detergent chemicals operations included in the Specialty Chemicals Segment; the auxiliary press equipment supplier in the Machinery and Metal Coatings Segment; and an automotive products operation in the United Kingdom in the Professional Services and Other Products Segment. These operations consist primarily of wholly-owned foreign subsidiaries. Sales and revenues, operating earnings and identifiable assets attributable to foreign operations, and export sales, are set forth in Note 18 to the Consolidated Financial Statements on page 56 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 2.  PROPERTIES

Aerospace

       The Chromalloy Gas Turbine Corporation operates over 50 plants in fifteen states and eight foreign countries, primarily in Europe, which have aggregate floor space of approximately 4,600,000 square feet, of which approximately 2,300,000 square feet is owned and approximately 2,300,000 square feet is leased. The leases covering the leased facilities in this business have various expiration dates and some have renewal or purchase options.

       Rocket propulsion operations lease a 1,014-acre manufacturing facility in Camden, Arkansas. The Camden lease, which has various renewal options, expires in 1998. The Company owns 12 acres and an 89,000 square foot office and manufacturing complex in Gainsville, Virginia. An additional 189,000 square feet (of which 120,000 square feet is sublet) is leased for administrative and manufacturing purposes in Alabama, California and Virginia. The liquid propulsion division leases a 101,000 square foot facility in Niagara, New York. The Company also owns 2,430 acres of land in Orange County, Virginia, which has been developed for use in the propellant business. An additional 38,000 square feet is owned in Alexandria and is used for administrative purposes.

       The Kollsman operation owns two plants in New Hampshire with aggregate floor space of 405,000 square feet and leases another facility in New Hampshire with aggregate floor space of 91,000 square feet where various production, administrative, warehousing and technical services are performed. This business also owns one 23,000 square foot manufacturing facility in Wichita, Kansas and leases 6 domestic facilities aggregating approximately 55,000 square feet in which sales, repairs, and warehousing operations are conducted.

       Facilities in this segment are suitable and adequate for the business. Gas Turbine facilities serving the commercial repair market operate at a higher utilization rate than facilities serving either the original jet engine manufacturers or the military. Capital spending plans for the operations in this segment are primarily designed to keep up with current technology or to meet specific requirements for various government or commercial contracts.

Machinery and Metal Coatings

       The can forming and decorating operations own two plants in the United States with aggregate floor space of 228,000 square feet and lease one small warehouse facility of approximately 5,000 square feet. In Europe, through the segment's auxiliary press equipment supplier, MEG, the Company owns a plant with aggregate floor space of approximately 57,000 square feet. MEG also leases two sales offices and owns a storage facility in Europe with a total of 20,000 square feet and leases a 1,000 square foot sales office in Singapore. The Precoat Metals operation owns four manufacturing facilities in Missouri, Illinois and Texas, with a total of 500,000 square feet of manufacturing and office space. In June 1993, the division broke ground for construction of a new 150,000 square foot facility in Mississippi designed to increase capacity in the south, to enhance customer service and to free capacity at existing locations. An additional 56,000 square feet of warehouse space is leased in Illinois and Texas.

       The properties in this segment are suitable and adequate for the business presently being conducted. Precoat Metals facilities are functioning at a high level of utilization and the can forming and decorating operations are functioning at a moderate level of utilization. The 1994 capital spending plans call for the finalization of the new metal coatings facility in Mississippi.

Specialty Chemicals

       The Specialty Chemicals segment owns one plant situated on 86 acres in Chester, South Carolina with aggregate floor space of 160,000 square feet in addition to a 22,000 square foot leased warehouse also in Chester. The segment owns two plants in the United Kingdom with aggregate floor space of 223,000 square feet on approximately 43 acres of land and leases 8,000 square feet of office and warehouse space in five separate locations in France, Spain, the United Kingdom and Italy.

       Facilities in this segment are adequate and suitable for the business being conducted. They operate at a high utilization rate. Capital spending plans call for capacity increases and for installation of equipment required to meet or exceed environmental regulations.

Professional Services and Other Products

       The automotive products subsidiary, Casco Products, owns a 205,000 square foot plant in Connecticut and leases a 1,600 square foot sales office in Detroit, Michigan. In June 1994, Casco will begin to relocate to a new 168,000 square foot leased facility also located in Connecticut. In addition, Casco Ltd. leases 8,700 square feet of manufacturing, warehouse and office space in the United Kingdom. NCS owns a manufacturing facility in Ohio with floor space of 90,000 square feet.

       The Centor Company, a wholly-owned subsidiary, owns and operates the Chromalloy Plaza Building, a modern 18-story office building in Clayton, Missouri with approximately 284,000 square feet of rentable office and commercial space. Centor also owns and rents a manufacturing facility and a warehouse in Wisconsin with aggregate floor space of 185,000 square feet as well as owning 10 smaller properties that are either leased to third parties and/or held for sale.

       Facilities in this segment are adequate. At NCS, utilization continues to be below 50%, but management anticipates that this will improve.

Corporate

       The Company leases 58,000 square feet of corporate office space in New York, New York and Hackensack, New Jersey.

ITEM 3.  LEGAL PROCEEDINGS

       Sequa is involved in a number of claims, lawsuits and proceedings (environmental and otherwise) which arose in the ordinary course of business. Additional information on environmental matters is covered in the Environmental Matters section on pages 10 through 12 of this Annual Report on Form 10-K and is hereby incorporated by reference.

       Other litigation is pending against the Company involving allegations that are not routine and include, in certain cases, compensatory and punitive damage claims. Included in this other class of litigation is an arbitration proceeding that was formally commenced in 1992 to resolve a dispute between the Egyptian Air Force and Chromalloy Gas Turbine. In the damage portion of the arbitration hearing in October 1993, Chromalloy Gas Turbine claimed $29.6 million in damages (which includes $17.5 million of net assets in the Company's Consolidated Balance Sheet) and the Egyptian Air Force counterclaimed for $46.5 million in damages.

       The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings referred to above cannot be estimated with any certainty. However, in the opinion of management, based on its examination of such matters, its experience to date and discussions with counsel, the ultimate outcome of these contingencies, net of liabilities already accrued in the Company's Consolidated Balance Sheet, is not expected to have a material adverse effect on the results of operations or financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                                        PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

(a)  Market Information.

         The following table sets forth the high and low closing sales prices of Sequa Class A common stock and Sequa Class B common stock for the calendar periods indicated on the Exchange Composite Tape, as reported by the National
Quotation Bureau Incorporated:

                                     Sequa Class A       Sequa Class B
                                     High      Low       High      Low
1993:
  First Quarter.......               32 7/8     26          33 7/8     26 3/4
  Second Quarter......               30         18          32 1/2     18
  Third Quarter.......               33 1/4     27 3/4      33 3/4     28 7/8
  Fourth Quarter......               34 3/8     30 1/2      34 1/2     30 1/4

1992:
  First Quarter.......               51         41 3/8      57 3/4     45 1/2
  Second Quarter......               44 1/4     36 1/4      55 1/2     47 1/4
  Third Quarter.......               42         36 3/4      50 1/2     45 3/8
  Fourth Quarter......               37 1/2     29 1/8      45 3/8     30 1/4

(b)  Holders.

         Shares of Sequa Class A common stock and Sequa Class B common stock are listed on the New York Stock Exchange. There were approximately 3,350 holders of record of the Sequa Class A common stock (plus 360 holders of unexchanged shares) and approximately
780 holders of record of the Sequa Class B common stock (plus 110 holders of unexchanged shares) at March 17, 1994.

(c)  Dividends.

         During the year ended December 31, 1993, Sequa declared two quarterly dividends of $.15 per share, or $.30 per share for the year, on Sequa Class A common shares and two quarterly dividends of $.125 per share, or $.25 per share for the year on Sequa Class B common shares.

         During the year ended December 31, 1992, Sequa declared four quarterly dividends of $ .15 per share, or $ .60 per share for the year, on the Sequa Class A common stock and four quarterly dividends of $ .125 per share, or $ .50 per share for the year, on the Sequa Class B common stock.

         Commencing in the third quarter of 1993, under the terms of the Company's senior subordinated notes due 1998, there was a deficiency in consolidated retained earnings available for the payment of cash dividends and the repurchase of the Company's stock. As a result, common and preferred stock dividends were not declared in the third and fourth quarters of 1993. At December 31, 1993, the deficiency in consolidated retained earnings available for payments of cash dividends was $45.8 million. In the future, net income will reduce this deficiency by seventy-five cents on the dollar while net losses will increase this deficiency on a dollar-for-dollar basis. In addition, as of December 31, 1993, the Company's earnings were not sufficient to maintain a consolidated interest coverage ratio of 2.0 to 1.0 which, pursuant to the terms of the Company's senior notes due 2001 and the senior subordinated notes due 2003, precludes the Company from paying dividends, among other restricted activities.


ITEM 6.  SELECTED FINANCIAL DATA

  The following table sets forth selected financial information for, and as of the end of, each of the five years in the period ended December 31, 1993. Such information should be read in conjunction with the Company's Consolidated
Financial Statements and Notes thereto, filed herewith.

(Amounts in millions, except per share)
YEAR ENDED DECEMBER 31,                 1993               1992             1991              1990              1989
Summary of operations
   Continuing operations:
      Sales and revenues              $1,697.0          $1,868.3          $1,878.8          $1,957.8          $1,701.2
      Operating income                    15.7             124.6             117.7             181.2             152.6
      Income (loss) from
        continuing operations            (55.5)             17.9              15.0              59.4              34.7
      Income (loss) from
        discontinued operations             -              (21.7)            (21.6)            (26.7)             21.2
      Extraordinary loss                  (8.5)               -                 -                 -                 -
      Cumulative effect of
        accounting change                   -               (7.3)               -                 -                 -
      Net income (loss)                  (64.0)            (11.1)             (6.6)             32.7              55.9

Earnings (loss) per share of
    common stock
   Continuing operations              $   (6.07)        $    1.53          $   1.24            $ 5.81              3.02
   Discontinued operations                  -               (2.26)            (2.26)            (2.78)
   Extraordinary loss                      (.88)              -                 -                 -                 -
   Cumulative effect of
    accounting change                       -                (.76)              -                 -                 -
   Net income (loss)                      (6.95)            (1.49)            (1.02)             3.03              5.10

Cash dividends declared
   Preferred                          $    2.50         $    5.00          $   5.00            $ 5.00              5.00
   Class A common                           .30               .60               .60               .60               .60
   Class B common                           .25               .50               .50               .50               .50

Financial position
   Current assets                      $  661.6          $  679.2          $  778.5          $  802.8          $  810.2
   Total assets                         1,803.5           1,912.5           2,108.3           1,995.0           1,903.7
   Current liabilities                    376.5             350.1             383.2             370.4             388.6
   Long-term debt                         624.1             690.0             825.5             677.2             588.7
   Shareholders' equity                   575.8             651.7             696.6             716.4             705.0

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS 1993-1992

SALES AND REVENUES
Sales and revenues from continuing operations declined 9% in 1993, primarily as a result of decreases at the Gas Turbine and Atlantic Research (ARC) propulsion units of the Aerospace segment and the overseas unit of the Specialty Chemicals segment.

       Aerospace segment sales declined 16% in 1993, principally as a result of a substantial fall-off in sales of Gas Turbine, the largest individual operation in the segment and in the Company as a whole. ARC propulsion sales, which represent a smaller portion of overall revenues, declined approximately 20%, and the Kollsman division, the smallest part of the segment, posted a 9% increase in sales.

       Gas Turbine sales declined 18% from 1992 levels. Over half the decline occurred at the unit's largest facility in Orangeburg, New York, which was severely affected by government investigations. In addition, other Gas Turbine installations were affected by sustained weakness in the jet engine component repair and new parts market, as well as by the continuing decline in the domestic defense market. Overall market sluggishness also affected locations specializing in the overhaul and repair of both aircraft engines and industrial turbines, as well as those serving the auxiliary power equipment market. Management anticipates that the commercial airline market will improve gradually, with only a modest upturn in demand for component repair in 1994.

       The investigations of the Orangeburg plant are discussed in detail in the Government Investigations section of this management discussion and analysis. From the standpoint of operations, the Federal Aviation Administration's restoration of the Orangeburg facility's repair station certificate in June 1993 was a first step in restoring the facility to full operation. Since that time, each individual repair process and procedure at the facility has been subject to review. By March 1, 1994, approvals had been received for the repair of parts representing approximately 85% of the facility's ongoing repair revenues. While the approval process has taken longer than originally anticipated, management expects that all approvals will be received by July 1994. As a result, revenues at the Orangeburg facility are expected to increase gradually in 1994.

       The 20% reduction in sales of the ARC propulsion unit was in line with management's previous estimates and primarily resulted from reduced revenues on several major rocket motor programs including Trident D-5, Stinger and MLRS, and the completion of two other programs (MK104 Standard Missile and MK30). Barring additional Defense Department spending cuts, management anticipates that sales will decline a further 5%-10% in 1994. Kollsman's sales increased 9% in 1993 principally as a result of higher sales of military electro-optics products, including the new domestic contract with the U.S. Marine Corps to upgrade the optical system on the Cobra helicopter. Sales of avionics products also increased in 1993, but the overall advance was partially offset by a reduction in the sale of medical instrumentation.

       Sales of the Machinery and Metal Coatings segment increased 7% in 1993, paced by a sharp advance at the metal coatings unit. The metal coating division posted a 15% increase in sales, primarily as a result of strong demand from the building products industry and improved market penetration of this key market. At the can machinery division, sales advanced 4%, as gains in can forming equipment were largely offset by reduced shipments of can decorating equipment and lower sales of spare parts and accessories. The European auxiliary press equipment supplier posted a small sales increase measured in local currency. However, after translation into U.S. dollars, reported sales were down 5%.

       Sales of the Specialty Chemicals segment declined 6% in 1993 with fourth-quarter increases at both units mitigating the effect of lower sales for the the first nine months of the year. At the overseas unit, an increase in local currency sales of TAED, a bleach activator, was more than offset by an unfavorable foreign currency translation swing of 15%. At the domestic unit, sales were down marginally, as continued weakness in the paper, textile and graphic arts markets was offset by a solid advance in the specialty polymer product line, and by the sales added through a paper specialties product line acquired in late 1992. At the domestic unit, 1993 sales trends are expected to continue in the early part of 1994, and overseas sales are expected to remain at a high level.

       Sales and revenues of the Professional Services and Other Products segment increased 5% in 1993, as two of the four units posted increases. Revenues of the ARC professional services unit, which was sold in December 1993, increased 3% to $162.6 million. Sales of the automotive products unit advanced sharply, a reflection of the overall health of the domestic automobile market, and the resulting increase in demand for automotive cigarette lighters and power outlets. The unit also improved its penetration of the automotive lighter market in Europe. Sales of Northern Can Systems (NCS) were on a par with 1992 levels, as a doubling of can lid sales more than offset the absence of sales from two can making plants which were sold in the first half of 1993. Revenues of Centor, the real estate company, declined modestly in 1993 primarily due to a lower occupancy rate in its office building in Clayton, Missouri.

OPERATING INCOME
Operating income declined 87% in 1993, primarily as a result of the operating loss posted by Gas Turbine and the recording of restructuring charges amounting to $26.6 million during the year.

       The Aerospace segment posted a $40.9 million loss in 1993 compared to a profit of $75.5 million in 1992. This swing was primarily due to losses at Gas Turbine. Gas Turbine was adversely impacted by three major factors: the interruption of operations at the Orangeburg facility; the charge to reflect implementation of a restructuring plan; and the legal fees, payments to the government and severance costs at the Orangeburg plant. Results of all other Gas Turbine units, in total, declined modestly from a 1992 base that was already severely affected by two years of turmoil in the commercial airline market. Management anticipates that Gas Turbine will return to profitability in the first quarter of 1994.

       ARC propulsion profits declined 28%, a reflection of lower sales and an unfavorable sales mix shift, partially offset by reduced general and administrative, and bid and proposal costs. Management of the unit anticipates that profits will decline modestly in 1994 as the unit continues to adjust to the restrictive market conditions. Kollsman's profits increased from a modest 1992 base, primarily as a result of improvements in electro optics, and reduced selling, general and administrative expenses. Conditions in the markets Kollsman serves are not expected to strengthen in 1994, nonetheless management expects Kollsman will be able to maintain its profit level in 1994 and plans to further shrink its asset base to improve returns.

       Operating profit in the Machinery and Metal Coatings segment decreased 3% in 1993, as strength at the metal coatings unit and a turnaround at the auxiliary press equipment unit were more than offset by a decline in the can machinery operation. Throughout 1993, the metal coating operation benefitted from increased sales and improved capacity utilization. Although this unit will incur start-up expenses when it brings a new facility on stream in mid-1994, profits for the full year are currently expected to remain at least on a par with 1993, due to continued strong demand from the building products market. At the can machinery operation, reduced factory utilization, competitive pricing pressures in the can decorating market, a bad debt provision, and the recording of a restructuring charge combined to cause a significant profit decline in 1993. Based on year-end backlog, this operation is expected to have a weak first quarter in 1994. The auxiliary press equipment operation returned to profitability in 1993 due to a general program of cost reduction and the absence of unusual warranty, severance and bad debt provisions that had been recorded in 1992. Based on the current level of firm backlog, losses are expected in the first half of 1994.

       Operating income in the Specialty Chemicals segment declined 11% in 1993, with both units down from the preceding year. At the overseas unit, strong operating results were offset by the combination of unfavorable foreign currency exchange movements and the establishment of environmental clean-up and bad debt reserves related to the non-detergent chemicals portion of the business.
The decline in operating income at the domestic unit resulted from three principal factors: the start-up of a new paper specialties product line; the cost to realign and expand the European sales and marketing effort; and the reduced gross profit that resulted from lower sales and an unfavorable sales mix shift.

       Operating income in the Professional Services and Other Products segment more than doubled in 1993. Both ARC professional services and the automotive products units achieved solid profit advances and NCS moved from a loss in 1992 to a modest profit in 1993. Profits of the automotive products unit advanced due to the increased volume of automotive cigarette lighters. At NCS, increased sales of can ends and the benefits of cost reductions and manufacturing improvements implemented in both 1992 and 1993 fueled a turnaround. In the second half, NCS recorded a small loss, as the unit adjusted to the downsizing that resulted from the sale of the can plants. Management anticipates that this unit will return to profitability in the first quarter of 1994 and will post a profit for the full year. At Centor, profit declined from a relatively low 1992 base, primarily as a result of lower rental income.

       During 1993, the Company recorded restructuring charges totaling $26.6 million primarily relating to plans adopted to reduce Gas Turbine's investment in plants that are engaged in activities other than the repair of components for flight engines, and to sell excess machinery and permanently reduce the number of employees in other Gas Turbine facilities. Included in the restructuring charges are: severance costs, $7.5 million; write-down of equipment to be sold, $4.1 million; write-down of inventory to net realizable value, $3.2 million; relocation of equipment, $1.8 million; write-down of other assets, $1.5 million; operating losses through date of sale, $6.5 million; other costs, $2.0 million. As of December 31, 1993, $20.7 million of these amounts remained in Accrued expenses.

INTEREST EXPENSE

In 1993, interest expense declined $6.6 million due to a lower level of average borrowings related to the Company's cash generation program.

OTHER, NET

In 1993, Other, net included a $6.6 million loss on interest rate options sold, $3.1 million of discount expense related to the sale of accounts receivable, a $3.1 million loss incurred on a sale and leaseback transaction, a $7.6 million equity loss in the Company's unconsolidated airbag business, amortization of capitalized debt costs in the amount of $4.2 million, and $2.5 million in charges for a minority shareholder's interest in the earnings of ARC. Based upon market interest rates on March 15, 1994, adjustment of the carrying value of interest rate options sold would result in an additional loss of approximately $3.5 million to be recorded in the first quarter of 1994. In 1992, Other, net included $3.9 million of discount expense related to the sale of accounts receivable, a $4.7 million equity loss in the Company's unconsolidated airbag business, amortization of capitalized debt costs in the amount of $3.1 million, and $1.7 million in charges for a minority shareholder's interest in the earnings of ARC.

ENVIRONMENTAL MATTERS
The Company's engineering and environmental department, under senior management direction, manages all activities related to the Company's involvement in environmental clean-up. This department establishes the projected range of expenditures for individual sites with respect to which the Company may be considered a potentially responsible party under applicable Federal or state law. These projected expenditures, which are reviewed periodically, include: remedial investigation and feasibility studies; outside legal, consulting and remediation project management fees; the projected cost of remediation activities; site closure and post-remediation monitoring costs. The assessments take into account known conditions, probable conditions, regulatory requirements, past expenditures, and other potentially responsible parties and their probable level of involvement. Outside technical, scientific and legal consulting services are used to support management's assessments of costs at significant individual sites.

       The Company has identified cost estimates for all sites it is involved with and has established reserves as required by generally accepted accounting principles. The Company anticipates that actual cash expenditures related to these sites will be in the $6 million to $12 million range in 1994 and in the $5 million to $7 million range during each of the following several years. Anticipated expenditure levels for 1994 reflect clean-up costs on sites where work will begin earlier than previously expected.
Actual cash expenditures were $7.7 million in 1993, $6.2 million in 1992, and $4.7 million in 1991.

AUTOMOTIVE AIRBAGS
In 1989, Atlantic Research and AlliedSignal formed a 50/50 joint venture, called Bendix Atlantic Inflator Company (BAICO), to develop, produce and market hybrid inflators for automotive airbag systems. The joint venture has expended substantial sums on the development and marketing of both passenger- and driver-side inflators. As a result of these efforts, the joint venture has orders from seven car companies covering 13 models beginning with the 1994 model year. The first deliveries of production units were made in 1993 with total shipments of 319,000 units. Shipments in 1994 are expected to reach nearly one million units.

       In 1993, Atlantic Research, AlliedSignal and Gilardini (a unit of the Fiat Group) formed an Italian company to produce and market hybrid inflators for Fiat and other European car companies. Each participant owns a one-third interest in this venture. Atlantic Research expects to spend approximately $4 million over the next 12 months for its share of the cost to equip a leased facility in Colleferro, Italy. First deliveries from this plant to fill an order from a European customer are scheduled for June 1995.

       The Company's equity loss in its airbag business was $7.6 million in 1993 and $4.7 million in 1992. Management currently anticipates the airbag business will achieve profitability in late 1995 or early 1996.

BACKLOG
The businesses of Sequa for which backlogs are significant are the Kollsman division, the Turbine Airfoil, Caval Tool and Castings units of Gas Turbine, and the ARC propulsion operations of the Aerospace segment; and the Can Machinery and MEG operations of the Machinery and Metal Coatings segment. The aggregate dollar amount of backlog in these units at December 31, 1993 was $369.7 million ($435.2 million at December 31, 1992). The year-to-year decline is a reflection of the overall weakness in the domestic defense and the worldwide airline industries. At December 31, 1992, the professional services unit of ARC had $120.5 million of backlog which is excluded from the above comparison.

CAPITAL SPENDING AND OTHER INVESTMENTS
Capital expenditures amounted to $76.9 million in 1993, with spending concentrated in the Gas Turbine, metal coatings and overseas chemicals operations. These funds were primarily used to upgrade existing facilities and equipment and to expand capacity. The two largest projects were the installation of an electron beam physical vapor deposition coater in a United Kingdom Gas Turbine plant and the start of construction for a new metal coatings facility in Jackson, Mississippi. Both projects are expected to be operational by the third quarter of 1994. In addition, the Company invested $2.7 million for its share of capital costs in the airbag business. The Company accounts for its airbag investment using the equity method of accounting. Accordingly, these funds were accounted for as an increase in the Company's investment and are included in Non-current receivables and other investments in the Consolidated Balance Sheet.

       The Company anticipates that capital spending in 1994 will be approximately $85 million and will again be concentrated in the Gas Turbine, metal coatings and chemicals operations. The Company also anticipates investing approximately $10.5 million in the airbag business.

LIQUIDITY AND CAPITAL RESOURCES
Management anticipates that cash flow from operations, proceeds from the divestiture of the remaining discontinued operations and other assets, the $111 million of credit available at March 15, 1994 under the new revolving credit agreement, and dividends that management expects to receive from the Company's European subsidiaries will be more than sufficient to fund the Company's operations for the foreseeable future.

       During 1993, the Company lengthened debt maturities by successfully restructuring its long-term debt, and dramatically improved liquidity. In addition, the Company generated $127 million from its program to trim its asset base. The largest portion of these proceeds was used to reduce debt, which declined $96 million in 1993.

       In 1994, the Company plans to continue its program of asset disposals and debt reduction. As part of the restructuring plan at Gas Turbine, which was announced in the third quarter, the Company currently has signed letters of intent for the sale of two Gas Turbine units which would generate approximately $50 million in cash if the transactions are successfully completed. In addition, the Company is actively pursuing additional asset disposals under the Gas Turbine restructure program; marketing the remaining discontinued business assets either through outright sale; or, in the case of Sequa Capital's leveraged leases, a transaction designed to monetize the portfolio.

       At December 31, 1993, under the terms of the Company's senior subordinated notes due 1998, there is a $45.8 million deficiency in consolidated retained earnings available for the payment of cash dividends and the repurchase of the Company's stock. As a result, common and preferred stock dividends were not declared in the third and fourth quarters of 1993. Under the terms of the Company's preferred stock, upon the Company's failure to make six consecutive quarterly dividend payments, the holders thereof, voting as a class, will have the right to elect two members of the Board of Directors of the Company at the next annual meeting of shareholders. These special voting rights terminate when all dividends in arrears have been paid. In addition, as of December 31, 1993, the Company's earnings were not sufficient to maintain a consolidated interest coverage ratio of 2.0 to 1.0 which, pursuant to the terms of the Company's senior notes due 2001 and the senior subordinated notes due 2003, precludes the Company from paying dividends among other restricted activities.

       In the short term, the Company's objective is to return to profitability, to continue to improve its capital structure and to resume dividend payments. In the longer term, the Company's objective is to regain an investment grade rating from the major rating agencies.

OTHER INFORMATION
Statement of Financial Accounting Standards (SFAS) No. 112, "Employer's Accounting for Postemployment Benefits," was issued in November 1992 and must be implemented by the first quarter of 1994. This statement requires benefits to former employees after employment, but before retirement, to be accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The impact of adopting SFAS No. 112 will not have a material effect on the Company's results of operations or financial position.

GOVERNMENT INVESTIGATIONS
During the second quarter of 1993, the Company entered into agreements with the U.S. Attorney's Office, Southern District of New York (SDNY), and the Federal Aviation Administration (FAA) in connection with investigations by these offices and other related governmental agencies of the Company's Orangeburg facility and certain of its then employees begun in November 1992. Management believes that the investigations were in connection with allegations that the Orangeburg facility had performed repairs on certain parts in a defective manner and in violation of applicable requirements. The investigations resulted in the Orangeburg facility voluntarily surrendering its FAA repair station certification and suspending FAA authorized repair operations in April 1993. Gas Turbine's other operating facilities, as well as work done for original equipment manufacturers at the Orangeburg facility, were unaffected by the suspension.

       Throughout the investigations, the Company and the Orangeburg facility cooperated fully with federal authorities. In addition, the Company instituted extensive changes in the management and operations of the facility. As a result of the Company's cooperation with the government and its good faith efforts to comply with all applicable FAA standards, the FAA restored the facility's FAA repair station certificate on June 10, 1993, ending the suspension of repair operations and resolving all FAA civil matters relating to the Orangeburg facility. Subsequently, the U.S. Attorney's Office, SDNY, entered into an agreement with the Company, under which it declined to prosecute the Company in connection with its investigation.

       In April 1993, the Company signed a consent order with the FAA providing for a non-punitive remedial payment by the Company of $5.0 million, representing the costs incurred by the FAA to investigate the Orangeburg facility and enforce its consent decree. In addition, under the terms of the agreement with the U.S. Attorney's Office, SDNY, the Company agreed to deposit $2.5 million into a fund (with up to an additional $2.5 million to be deposited, if needed) to cover the cost of testing and analyzing jet engine parts seized by federal authorities during an early stage of the investigations.

       Currently, the Company is in the process of obtaining recertification on certain repair processes and procedures. By March 1, 1994, approvals had been received for the repair of parts that represent approximately 85% of the facility's ongoing repair revenues. While it has taken longer than anticipated to obtain the required approvals, the process is continuing and the Company anticipates receiving the balance of the outstanding approvals during the second quarter of 1994. As a result, revenues of the Orangeburg facility are expected to increase gradually in 1994. At the same time, overall airline industry conditions remain depressed, affecting demand for new and repaired parts. Management does not anticipate significant improvement in market conditions in the near term, but believes the Orangeburg facility's repair operations are recovering from the effects of the investigations, and operating results are continuing to improve.

       As a result of the investigations and the related suspension, the Company incurred direct expenses in 1993 of $12.8 million.
Direct expenses included the remedial payment to the FAA, the deposit of funds described above, severance payments and related legal fees and expenses.

OPERATING RESULTS 1992-1991

Sales and Revenues
Sales and revenues from continuing operations declined slightly in 1992, as advances at three of the Company's four operating segments largely offset a 4% decline in the Aerospace segment.

       The reduction in Aerospace sales reflects declines at ARC propulsion and Kollsman. Sales of Gas Turbine were unchanged from 1991, as increased activity in landbased turbines and flight engine overhaul offset declines in the repair and manufacture of parts for aircraft engines. ARC propulsion sales declined approximately 10% in 1992, as a result of continued defense spending cuts. The impact of reductions in four solid rocket motor programs and the cancellation of a development program was partially offset by a significant increase in the Trident D-5 program. Kollsman sales declined 22% in 1992, primarily due to a substantial drop in avionics products for the general aviation market, as well as the completion of low-margin electro-optics contracts for the U.S. Government. By contrast, sales of medical instrumentation increased 12%.

       Sales of the Machinery and Metal Coatings segment increased 9% in 1992, with strong advances at the metal coatings and can machinery units, partially offset by a decline in sales of auxiliary press equipment. The metal coatings operation experienced strong demand and increased its penetration of the building products and container markets. The can machinery units benefitted from a high level of demand from export markets and from the successful introduction of new can forming equipment. Sales of the overseas auxiliary press equipment operation declined in 1992 with a sharp decline in the first half of the year partially offset by improved second-half results.

       Sales of the Specialty Chemicals segment advanced 7% in 1992 with both the overseas and domestic units contributing to the increase. At the overseas unit, TAED sales advanced modestly, with strength concentrated in the first half of the year. Softness in the second half reflected the economic recession in Europe, and a slowdown in consumer demand for laundry detergents using TAED. Other overseas sales of chemicals advanced sharply in 1992, primarily due to a mid-1991 acquisition of a chemical sales distribution company. At the domestic unit, the sales improvement was primarily the result of increased penetration of the markets for specialty polymers, with the successful introduction of new roofing and filtration products. Sales of paper chemicals increased due to overall improved demand.

       Sales and revenues in the Professional Services and Other Products segment increased 3%, with advances at three of the four operating units in the segment. ARC professional services registered a small revenue increase, primarily as the result of efforts to increase foreign military consulting activities. In 1992, Casco's sales increased 9%, as both the original equipment market and the aftermarket for automotive cigarette lighters improved. The NCS unit experienced a small sales decline in 1992, and the revenues of Centor, a real estate company, increased 7%.

OPERATING INCOME
Operating income from continuing operations improved 6% in 1992, as improvements at Kollsman, Warwick, Precoat Metals and Casco
Products more than offset declines at Gas Turbine, MEG, the domestic chemicals unit and the ARC propulsion and professional services units.

       Operating income of the Aerospace segment was down 1%, as a turnaround at Kollsman substantially offset a sharp decline at Gas Turbine and a more modest decline at ARC propulsion. Gas Turbine's profits declined 41%, primarily due to the poor conditions and severe pricing pressures in the markets it serves. The operation also incurred significant severance costs, as it reduced its workforce in response to the restrictive market conditions.
Profits were further affected for the last six weeks of the year by a government investigation at the Gas Turbine Orangeburg facility, which began on November 19, 1992. Profits at ARC propulsion declined in 1992, although less than sales. Management has been able to "manage down," aggressively cutting costs in anticipation of lower government contract revenue. Kollsman recorded a modest profit in 1992, a significant improvement from 1991, when the unit recorded a large loss. The division benefitted from a downsizing program initiated in 1991, which was designed to generate profitability at a significantly lower sales level.

       Operating income for the Machinery and Metal Coatings segment was on a par with 1991 results. The effect of strong improvements at the Precoat Metals division was tempered by a loss at the auxiliary press equipment unit. Can machinery results were consistent with the prior year. Profit increases at metal coatings were due to higher sales and increased capacity utilization. The 1992 loss at the overseas auxiliary press equipment operation resulted from lower sales, combined with warranty, severance and bad debt provisions. At the can machinery operations, the benefits of increased sales were largely offset by increased development costs for new can forming equipment, and higher start-up and warranty costs related to the introduction of new can decorating equipment.

       Operating income for the Specialty Chemicals segment increased 10% in 1992. The operating performance of both units was ahead of the prior year, although a fourth-quarter environmental clean-up provision of $2.5 million reduced the domestic unit's results below 1991. Higher profits at the overseas unit resulted from increased sales and savings derived from improved manufacturing processes. Profits at the domestic unit, before the environmental provision, increased 16%, the result of improved sales and the continuing shift to a higher value-added sales mix.

       Operating income for the Professional Services and Other Products segment increased $3.4 million in 1992, as three of the four units registered improvement. A change in the method of allocating self-insurance losses to other operating segments also favorably affected this segment in 1992. The results of the ARC professional services units declined primarily as a result of higher development costs for imaging software products. Casco Products profits were up, the result of increased sales, improved manufacturing efficiencies and tight cost controls. Losses at NCS narrowed in 1992, as costs were reduced and manufacturing improvements were implemented. Centor profits were up 27% in 1992, from a low 1991 base.

INTEREST EXPENSE
In 1992, interest expense declined $9.7 million due to both a lower level of average borrowings and a reduction in the average cost of funds. The reduction of debt was directly related to the Company's cash generation program, while the average cost of borrowings declined due to lower prevailing short-term interest rates.

OTHER, NET
Other, net registered a $4.7 million increase in expense in 1992, primarily due to a $4.2 million increase in the Company's share of start-up costs in the airbag joint venture and a $2.2 million increase in the amortization of capitalized debt costs. A $2.5 million reduction in expenses related to the sale of accounts receivable, which partially offset these increases, resulted primarily from lower discount rates.

DISCONTINUED OPERATIONS
During 1992, the Company completed the sale of Valley Line, Sabine Towing and Transportation and the Gemoco division of the engineered services group for gross cash proceeds of $197.2 million. In addition, $112.6 million of cash from asset sales and portfolio run-off was generated by Sequa Capital.

       In the fourth quarter of 1992, the Company recorded a $35.0 million pre-tax charge to recognize larger than expected losses from Sequa Capital, a greater than expected loss on the fourth-quarter sale of a discontinued business, higher projected litigation expenses and recent adverse developments related to contingent lease liabilities associated with an operation discontinued and sold in an earlier year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and
the Board of Directors,
Sequa Corporation:



          We have audited the accompanying consolidated balance sheet of Sequa Corporation (a Delaware corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sequa Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

          As discussed in Note 1 to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for income taxes.




ARTHUR ANDERSEN & CO.


New York, New York
March 21, 1994

                                          SEQUA CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEET

(Amounts in thousands)
AT DECEMBER 31,                                                                  1993                    1992
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                        $    24,780              $   14,807
  Receivables, net (Note 7)                                                            227,688                 200,345
  Unbilled receivables, net (Note 8)                                                    55,451                 110,941
  Inventories (Note 9)                                                                 290,323                 312,310
  Other current assets                                                                  63,350                  40,791
          Total current assets                                                         661,592                 679,194

INVESTMENTS
  Net assets of discontinued operations
    (Note 2)                                                                           188,964                 198,542
  Non-current receivables and other
    investments                                                                         17,179                  21,321
                                                                                       206,143                 219,863

PROPERTY, PLANT AND EQUIPMENT, NET
  (Note 10)                                                                            562,623                 630,409

OTHER ASSETS
  Excess of cost over net assets of
    companies acquired                                                                 348,696                 362,357
  Deferred charges and other                                                            24,467                  20,645
                                                                                       373,163                 383,002

TOTAL ASSETS                                                                        $1,803,521              $1,912,468

The accompanying notes are an integral part of the financial statements.

                                          SEQUA CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEET

(Amounts in thousands, except share data)
AT DECEMBER 31,
                                                                                1993         1992
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt
    (Note 11)                                                                         $   23,998            $   16,867
  Accounts payable                                                                       114,529               116,525
  Taxes on income (Note 12)                                                               16,357                20,363
  Accrued expenses (Note 15)                                                             221,654               196,391
          Total current liabilities                                                      376,538               350,146

LONG-TERM DEBT, NET OF
  CURRENT MATURITIES (Note 11)                                                           624,092               689,970

DEFERRED TAXES AND OTHER LONG-TERM
  LIABILITIES
  Deferred taxes on income (Note 12)                                                      27,039                41,437
  Other long-term liabilities                                                            200,068               179,249
                                                                                         227,107               220,686

SHAREHOLDERS' EQUITY (Notes 11, 13 and 16)
  Preferred stock--$1 par value,
    1,825,000 shares authorized; 797,000
    shares of $5 cumulative convertible
    stock issued at December 31, 1993
    and 1992 (involuntary liquidation
    value--$26,359 at December 31, 1993)                                                     797                   797
  Class A common stock--no par value,
    25,000,000 shares authorized; 7,054,000
    shares issued at December 31, 1993 and
    7,042,000 shares issued at
    December 31, 1992                                                                      7,054                 7,042
  Class B common stock--no par value,
    5,000,000 shares authorized; 3,861,000
    shares issued at December 31, 1993
    and 3,873,000 shares issued at
    December 31, 1992                                                                      3,861                 3,873
  Capital in excess of par value                                                         295,841               295,806
  Cumulative translation adjustment                                                      (16,771)              (10,583)
  Retained earnings                                                                      383,617               453,486
                                                                                         674,399               750,421
  Less:  cost of treasury stock                98,615                                                           98,755
TOTAL SHAREHOLDERS' EQUITY                                                               575,784               651,666

TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                                                            $1,803,521            $1,912,468

                                                       SEQUA CORPORATION AND SUBSIDIARIES
                                                        CONSOLIDATED STATEMENT OF INCOME
(Amounts in thousands, except per share)
YEAR ENDED DECEMBER 31,                         1993        1992        1991
SALES AND REVENUES                                                                      $1,696,968            $1,868,341
COSTS AND EXPENSES
  Cost of sales and revenues                                                             1,382,509             1,480,412
  Selling, general and administrative                                                      272,145               263,325
  Restructuring charges (Note 4)                                                            26,640                  -
                                                                                         1,681,294             1,743,737

OPERATING INCOME                                                                            15,674               124,604

OTHER INCOME (EXPENSE)
  Interest expense                                                                         (66,501)              (73,125)
  Interest income                                                                            2,679                 4,137
  Gain on sale of ARC Professional
    Services (Note 5)                                                                       12,408                  -
  Other, net (Note 6)                                                                      (28,275)              (11,816)
                                                                                           (79,689)              (80,804)

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                                                      (64,015)               43,800

Income tax benefit (provision) (Note 12)                                                     8,557               (25,900)

INCOME (LOSS) FROM CONTINUING OPERATIONS                                                   (55,458)               17,900

Loss from discontinued operations (Note 2)                                                    -                  (21,700)

LOSS BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                   (55,458)               (3,800)

Extraordinary loss on early retirement
  of debt, net of applicable income
  taxes (Note 11)                                                                           (8,524)                 -

Cumulative effect on prior years of change
  in accounting for income taxes
  (Notes 1 and 12)                                                                            -                   (7,337)

NET LOSS                                                                                   (63,982)              (11,137)

Preferred dividend requirements                                                             (3,163)               (3,168)

NET LOSS APPLICABLE TO COMMON STOCK                                                     $  (67,145)           $  (14,305)

EARNINGS (LOSS) PER SHARE
  Continuing operations                                                               $    (6.07)           $     1.53           $
  Discontinued operations                          -                                                             (2.26)
  Loss before extraordinary item and
    cumulative effect of accounting change                                                 (6.07)                 (.73)
  Extraordinary loss                                                                        (.88)        -           -
  Cumulative effect on prior years of
    change in accounting for income taxes          -          (.76)        -
  Net loss                                                                            $    (6.95)           $    (1.49)          $

The accompanying notes are an integral part of the financial statements.

                                                       SEQUA CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)
YEAR ENDED DECEMBER 31,                              1993       1992      1991
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations
  before income taxes                                                                           $ (64,015)          $  43,800
Adjustments to reconcile income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                                                                   110,061             117,792
  Provision for losses on receivables                                                               7,051               6,528
  Gain on sale of ARC Professional Services                                                       (12,408)               -
  Equity in losses of unconsolidated
  subsidiaries                                                                                      7,097               4,243
  Other items not requiring (providing) cash                                                        5,367              (3,350)
  Changes in operating assets and liabilities,
   net of businesses disposed and acquired:
     Receivables                                                                                    1,535              53,959
     Inventories                                                                                   16,158              25,027
     Other current assets                                                                         (17,895)              3,024
     Accounts payable and accrued expenses                                                         41,531              (8,560)
     Other long-term liabilities                                                                   28,915                (574)
Net cash provided by continuing operations
 before income taxes                                                                              123,397             241,889
Net cash provided by (used for) discontinued
 operations before income taxes                                                                     2,750            (154,937)
Income taxes paid, net                                                                             (5,111)            (25,146)
  Net cash provided by (used for) operating
   activities                                                                                     121,036              61,806

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                                                         (76,858)            (92,685)
Sale of property, plant and equipment                                                              29,628               4,801
Sale of businesses, net of cash sold                                                               76,153             197,233
Other investing activities                                                                            (53)             (9,133)

   Net cash provided by (used for) investing
     activities                                                                                    28,870             100,216

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt, net of issuance costs                                                         292,320                -
Payments of debt                                                                                 (165,963)           (140,340)
Early retirement of debt                                                                         (222,661)               -
Dividends paid                                                                                     (4,305)             (8,628)
Proceeds from sale of accounts receivable                                                            -                 84,006
Repurchase of accounts receivable                                                                 (39,000)            (90,000)
Proceeds from exercise of stock options                                                              -                   -

   Net cash provided by (used for) financing
     activities                                                                                  (139,609)           (154,962)

Effect of exchange rate changes on cash
  and cash equivalents                                                                               (324)             (5,163)
Net increase (decrease) in cash and cash
 equivalents                                                                                        9,973               1,897
Cash and cash equivalents at beginning of year                                                     14,807              12,910
Cash and cash equivalents at end of year                                                        $  24,780           $  14,807

The accompanying notes are an integral part of the financial statements.

                                                                              SEQUA CORPORATION AND SUBSIDIARIES
                                                                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                                              Class A          Class B         Capital in          C
Amounts in thousands,                                     Preferred           Common           Common          Excess of           T
except per share data                                       Stock              Stock            Stock          Par Value           A
Earnings             Stock
BALANCE AT DECEMBER 31, 1990                                    $   797           $ 7,042          $3,873              $299,971
Net loss                                                           -                 -               -                     -
Exercise of stock options                                          -                 -               -                     (304)
Revaluation and amortization
  of restricted stock grant                                        -                 -               -                     (216)
Foreign currency translation
 adjustment                                                        -                 -               -                     -
Cash dividends:
 Class A - $.60 per share                                          -                 -               -                     -
 Class B - $.50 per share                                          -                 -               -                     -
 Preferred - $5.00 per share                                       -                 -               -                     -
BALANCE AT DECEMBER 31, 1991                                    $   797           $ 7,042          $3,873              $299,451
Net loss                                                           -                 -               -                     -
Revaluation and amortization
  of restricted stock grant                                        -                 -               -                     (174)
Treasury stock contributed to
  pension plan                                                     -                 -               -                   (3,471)
Foreign currency translation
 adjustment                                                        -                 -               -                     -
Cash dividends:
 Class A - $.60 per share                                          -                 -               -                     -
 Class B - $.50 per share                                          -                 -               -                     -
 Preferred - $5.00 per share                                       -                 -               -                     -
BALANCE AT DECEMBER 31, 1992                                    $   797           $ 7,042          $3,873              $295,806
Net loss                                                           -                 -               -                     -
Revaluation and amortization
  of restricted stock grant                                        -                 -               -                       35
Exchange of common stock                                           -                   12             (12)                 -
Foreign currency translation
 adjustment                                                        -                 -               -                     -
Sale of foreign subsidiary                                         -                 -               -                     -
Cash dividends:
 Class A - $.30 per share                                          -                 -               -                     -
             (1,854)               -
 Class B - $.25 per share                                          -                 -               -                     -
               (870)               -
 Preferred - $2.50 per share                                       -                 -               -                     -
Preferred dividends in
arrears - $2.50 per share                                          -                 -                -                    -
BALANCE AT DECEMBER 31, 1993                                    $   797           $ 7,054          $3,861              $295,841

                                                           The accompanying notes are an integral part of the financial statements.

                                          SEQUA CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements of Sequa Corporation (the Company) include the accounts of all majority-owned subsidiaries, including those of Sequa Receivables Corp. (SRC), a special purpose corporation formed for the sale of eligible receivables. Under the terms of the receivables purchase agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any distribution to the Company. All material accounts and transactions between the consolidated subsidiaries have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS
For purposes of the Consolidated Statement of Cash Flows, the Company considers time deposits, certificates of deposit and marketable securities with original maturities of three months or less to be cash equivalents. Where the right of set-off exists the Company has netted overdrafts with unrestricted cash and cash equivalents.

INVENTORIES AND CONTRACT ACCOUNTING
Inventories are stated at the lower of cost or market. The cost of approximately 34% of inventories in 1993 and 36% in 1992 was determined by the last-in, first-out (LIFO) method of inventory valuation. The remaining non-contract related inventories are valued principally on a first-in, first-out basis (FIFO).

       Inventoried costs relating to long-term contracts are stated at actual or average costs, including engineering and manufacturing labor and related overhead incurred, reduced by amounts identified with sales. The costs attributable to sales reflect the estimated costs of all items to be produced under the related contract.

PROPERTY, PLANT AND EQUIPMENT
For financial reporting purposes, depreciation and amortization are computed using the straight-line method to amortize the cost of assets over their estimated useful lives. Accelerated depreciation methods are used for income tax purposes.

       Upon sale or retirement of properties, the related cost and accumulated depreciation is removed from the accounts, and any gain or loss is reflected currently. Expenditures for maintenance and repairs of $44,362,000 in 1993, $46,393,000 in 1992 and $43,130,000
in 1991 were expensed as incurred, while betterments and replacements were capitalized.

EXCESS OF COST OVER NET ASSETS OF COMPANIES ACQUIRED
Excess of cost over net assets of companies acquired (goodwill) is being amortized on a straight-line basis over periods not exceeding forty years. The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur. The amortization charged against earnings in 1993, 1992 and 1991 was $10,821,000, $10,807,000 and $10,804,000, respectively.
Accumulated amortization at December 31, 1993 and 1992 was $73,562,000 and $62,741,000, respectively.

FOREIGN CURRENCY TRANSLATION
The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at year-end, while revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation gains and losses are charged directly to cumulative translation adjustment, a component of shareholders' equity, and are not included in net income until realized through sale or liquidation of the investment. Foreign exchange gains and losses incurred on foreign currency transactions are included in net income.

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS Statement of Financial Accounting Standards (SFAS) No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," was implemented by the Company in the first quarter of 1993. This statement requires the expected costs of providing postretirement benefits to be accrued during the years an employee provides services rather than the Company's past practice of recognizing these costs on the pay-as-you-go (cash) basis. At January 1, 1993, the Company's date of adoption, the actuarial present value of the accumulated benefit obligation for postretirement health care and other insurance benefits provided to certain retirees was $3,074,000. The Company is recognizing this transition obligation using the delayed recognition basis by amortizing the obligation on a straight-line basis over 20 years. The implementation of SFAS No. 106 in 1993 did not have a material impact on the Company's results of operations and had no effect on the Company's cash outlays for these retiree benefits.

       SFAS No. 112, "Employer's Accounting for Postemployment Benefits," was issued in November 1992 and must be implemented by the first quarter of 1994. This statement requires benefits to former employees after employment, but before retirement, to be accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The impact of adopting SFAS No. 112 will not have a material effect on the Company's results of operations or financial position.

ENVIRONMENTAL REMEDIATION AND COMPLIANCE
Environmental remediation and compliance costs are accrued when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Accrued environmental remediation and compliance costs include remedial investigation and feasibility studies, outside legal, consulting and remediation project management fees, projected cost of remediation activities, site closure and postremediation monitoring costs.

REVENUE RECOGNITION
Generally, sales and revenues are recorded when products are shipped or services are rendered. Long-term contracts are accounted for under the percentage-of-completion method whereby sales and revenues are primarily recognized based upon costs incurred as a percentage of estimated total costs, and gross profits are recognized under a more conservative "efforts-expended method" primarily based upon direct labor costs incurred as a percentage of estimated total direct labor costs. Changes in estimates for sales and revenues, costs and gross profits are recognized in the period in which they are determinable using the cumulative catch-up method. Any anticipated losses on contracts are charged to current operations as soon as they are determinable.

RESEARCH AND DEVELOPMENT
Research and development costs are charged to expense as incurred and amounted to approximately $17,166,000 in 1993, $17,557,000 in 1992 and $19,482,000 in 1991.

INCOME TAXES
The Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes," as of January 1, 1992, and the cumulative effect of this change is reported separately in the 1992 Consolidated
Statement of Income. Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109.

       The adoption of SFAS No. 109 changed the Company's method of accounting for income taxes from the deferred method as required by Accounting Principles Board Opinion No. 11 (APB 11) to an asset and liability approach. Under the deferred method, annual income tax expense prior to 1992 was based on pre-tax financial accounting income and deferred taxes were provided at current rates for timing differences between financial accounting and taxable earnings. Under the asset and liability method, deferred taxes are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

       Under SFAS No. 109, assets and liabilities acquired in purchase business combinations are assigned their fair values assuming equal tax bases, and deferred taxes are provided for lower or higher tax bases. Under APB 11, values assigned were net of tax. In adopting SFAS No. 109, the Company adjusted the carrying amounts of assets and liabilities acquired in purchase business combinations. As a result, pre-tax income from continuing operations was reduced by

$1,520,000 for the year ended December 31, 1992 due to an increase in depreciation expense resulting from the higher carrying amounts of depreciable assets. The $7,337,000 charge recorded as of the beginning of 1992 for the cumulative effect on prior years of the change in the method of accounting for income taxes primarily represents the impact of adjusting deferred taxes recorded for assets and liabilities acquired in purchase business combinations.

       In connection with the Company's periodic reevaluation of foreign earnings estimated to be indefinitely reinvested, deferred income taxes of $14,000,000 were provided in 1993 for the estimated income tax liability that will be incurred upon the anticipated future repatriation of approximately $65,000,000 of foreign undistributed earnings in the form of dividends. Provision has not been made for U.S. or additional foreign taxes on the remaining $121,855,000 of undistributed earnings of foreign subsidiaries as those earnings are intended to be permanently reinvested. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of deferred tax liability on foreign undistributed earnings which are intended to be permanently reinvested.

EARNINGS PER SHARE
Primary earnings per share for each of the respective years has been computed by dividing the net earnings, after deducting dividend requirements on cumulative convertible preferred stock, by the weighted average number of common and common equivalent shares outstanding during the year. The weighted average number of common and common equivalent shares for 1993, 1992 and 1991 was 9,655,000 shares, 9,620,000 shares and 9,534,000 shares, respectively.

       Fully diluted earnings per common share calculations for the assumed conversion of the cumulative convertible preferred stock were anti-dilutive in 1993, 1992 and 1991.

NOTE 2.  DISCONTINUED OPERATIONS
During 1991, the Company adopted a formal plan to divest Sequa Capital's investment portfolio and to sell the Valley Line and Sabine Towing and Transportation operations in the Transportation segment, as well as the engineered services and the men's apparel units in the Professional Services and Other Products segment.

       During 1992, the Company completed the asset sales of Valley Line, Sabine Towing and Transportation and the Gemoco division of engineered services and in 1993, the Sturm unit of engineered services was sold. As of December 31, 1993, approximately $329,000,000 of Sequa Capital's investment portfolio had been sold, written down or otherwise disposed of since the Company adopted a formal plan to divest the portfolio. During the same period, Sequa Capital's debt was reduced from approximately $367,000,000 to zero. Efforts continue to divest the men's apparel unit and to liquidate the remaining Sequa Capital investment portfolio.

Operating results from discontinued operations were:
(Amounts in thousands)
YEAR ENDED DECEMBER 31,                1992           1991
Loss from operations                                                      $   -                      $ (9,784)
    Income tax benefit                                                        -                         3,675
                                                                              -                        (6,109)

Loss on disposal                                                           (35,000)                   (25,000)
    Income tax benefit                                                      13,300                      9,500
                                                                           (21,700)                   (15,500)

Total loss from discontinued
 operations                                                               $(21,700)                  $(21,609)

Sales and revenues of discontinued operations prior to the measurement date were $130,429,000 in 1991.

     Net assets of discontinued operations approximate net realizable value and have been classified as noncurrent. A summary of the net assets of discontinued operations is as follows:

(Amounts in thousands)
AT DECEMBER 31,                                1993        1992
     Funds designated for use by
       Sequa Capital                                                                  $    571              $  1,851
     Receivables                                                                         6,380                11,760
     Inventories                                                                        10,354                11,630
     Sequa Capital investment portfolio,
       net                                                                             176,363               220,309
     Property, plant and equipment, net                                                  3,519                 5,747
     Other assets                                                                       11,818                12,696
         Total assets                                                                  209,005               263,993

     Accounts payable                                                                    2,756                 5,157
     Accrued expenses                                                                   15,776                19,865
     Debt                                                                                 -                   37,432
     Other long-term liabilities                                                         1,509                 2,997
         Total liabilities                                                              20,041                65,451

Net assets of discontinued operations                                                 $188,964              $198,542

NOTE 3.  SUPPLEMENTAL CASH FLOW INFORMATION

Net cash provided by (used for) discontinued operations:
(Amounts in thousands)
YEAR ENDED DECEMBER 31,                                                            1993                1992                  1991
                                                                                                                                  <C
Loss from discontinued operations
  before income taxes                                                                    $    -                $ (35,000)
Depreciation and amortization                                                                  506                 2,412
Loss provisions                                                                              2,562                27,369
Changes in working capital                                                                     (64)               (4,476)
Decrease in debt                                                                           (37,432)             (264,331)
Decrease (increase) in funds designated for
  use by Sequa Capital                                                                       1,280                 4,409
Investment in leasing assets                                                                (1,323)               (2,201)
Principal repayments on leasing assets                                                       1,621                15,396
Sale of leasing assets                                                                      41,463                97,213
Purchase of property, plant and equipment                                                     (607)                 (724)
Other changes in net assets                                                                 (5,256)                4,996
                                                                                         $   2,750             $(154,937)

Non-cash investment activities:
     In December 1993, the Company entered into two sale and leaseback agreements related to various Chromalloy Gas Turbine and Precoat Metals equipment. Aggregate cash proceeds from the sale of $20,845,000 have been presented as an investing activity in the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 1993. The sales resulted in a loss on one transaction of $3,051,000, which is included in 1993 in Other, net in the Consolidated Statement of Income, and a gain on the other transaction of $5,738,000. The Company entered into agreements to lease back the equipment and recorded fixed assets and capital lease obligations in the amount of $20,845,000. The $5,738,000 gain on sale has been deferred and is being amortized to income over the life of the related leaseback agreement.

     In February 1991 and June 1991, the Company took title to several food can and lid manufacturing businesses with a fair market value of aproximately $25,400,000 from one of Sequa Capital's borrowers in settlement of debt owed to Sequa Capital. These transactions were accounted for as troubled debt restructurings, as defined by SFAS No. 15. Based upon fair values of the net assets received, Sequa Capital recorded pre-tax losses of $46,200,000 in 1991 and $45,000,000 in 1990. These losses were included in Loss from discontinued operations.

Other supplemental cash flow information:

(Amounts in thousands)
YEAR ENDED DECEMBER 31,               1993        1992       1991
Interest paid                                             $70,052               $74,379              $80,947

NOTE 4.  RESTRUCTURING CHARGE

During 1993, the Company recorded restructuring charges totaling $26,640,000 primarily relating to plans adopted to reduce Gas Turbine's investment in plants that are engaged in activities other than the repair of components for flight engines, and to sell excess machinery and permanently reduce the number of employees in other Gas Turbine facilities. Included in the restructuring charges are: severance costs, $7,500,000; write-down of equipment to be sold, $4,100,000; write-down of inventory to net realizable value, $3,200,000; relocation of equipment, $1,800,000; write-down of other assets, $1,500,000; operating losses through date of sale, $6,500,000; other costs, $2,040,000. As of December 31, 1993,
$20,689,000 of these amounts remained in Accrued expenses.

NOTE 5.  SALE OF ARC PROFESSIONAL SERVICES

On December 30, 1993, the Company sold the stock of ARC Professional Services for gross cash proceeds of $59,926,000, and the purchaser assumed $4,524,000 of ARC Professional Services' debt. The sale resulted in a pre-tax gain of $12,408,000. ARC Professional Services had revenues of $162,606,000, $157,979,000 and $153,943,000 in 1993, 1992 and 1991, respectively, and operating income of $10,699,000, $9,278,000 and $10,805,000 in
1993, 1992 and 1991, respectively. The consolidated financial statements and accompanying footnotes reflect the operating results of ARC Professional Services as continuing operations.

       In connection with the sale of ARC Professional Services, the Company was contractually required to purchase the seven percent minority interest in Atlantic Research Corporation. In January 1994, the Company purchased the minority interest at a cost of $16,701,000. The excess of the book value of the minority interest acquired over the cost was $13,709,000.

NOTE 6.  OTHER, NET

In 1993, Other, net included a $6,557,000 loss on interest rate options sold, $3,136,000 of discount expense related to the sale of accounts receivable, a $3,051,000 loss incurred on a sale and leaseback transaction, a $7,551,000 equity loss in the Company's unconsolidated airbag business, amortization of capitalized debt costs in the amount of $4,158,000, and $2,517,000 in charges for a minority shareholder's interest in the earnings of ARC. In 1992, Other, net included $3,912,000 of discount expense related to the sale of accounts receivable, a $4,709,000 equity loss in the Company's unconsolidated airbag business, amortization of capitalized debt costs in the amount of $3,074,000, and $1,704,000 in charges for a minority shareholder's interest in the earnings of ARC. In 1991, Other, net included several income items, offset by the following: $6,440,000 of discount expense related to the sale of accounts receivable, a $497,000 equity loss in the Company's unconsolidated airbag business, amortization of capitalized debt costs in the amount of $909,000, and $1,704,000 in charges for a minority shareholder's interest in the earnings of ARC.

NOTE 7.  RECEIVABLES

In June 1993, Sequa Receivables Corporation (SRC), a wholly owned special purpose subsidiary of the Company, amended and restated its Receivables Purchase Agreement (the Receivables Agreement) and the receivables sales program agent thereunder assigned its interest in the Receivables Agreement to the group of banks which were party to the Company's revolving credit agreement. Under the Receivables Agreement, SRC was able to sell up to $65,000,000 of Company receivables without recourse. The Receivables Agreement, which was to expire in January 1994, was amended in December 1993 to allow SRC to sell up to $45,000,000 of receivables through March 1997.

       At December 31, 1993 and 1992, receivables as shown in the Consolidated Balance Sheet were net of $45,000,000 and $84,006,000, respectively, of receivable interests sold under the current and previous receivable sale agreements. Other, net, in the Consolidated Statement of Income includes discount expenses of $3,136,000 in 1993, $3,912,000 in 1992, and $6,440,000 in 1991,
related to the sale of receivables under these agreements.

       Receivables at December 31, 1993 and 1992 have been reduced by allowances for doubtful accounts of $10,892,000 and $11,419,000, respectively.

NOTE 8.  UNBILLED RECEIVABLES
Unbilled receivables consist of the following:
(Amounts in thousands)
AT DECEMBER 31,                                                                   1993               1992
Fixed-price contracts                                                              $ 51,950            $ 83,240
Cost-reimbursement contracts                                                          3,501              27,701
                                                                                   $ 55,451            $110,941

Unbilled receivables on fixed-price contracts arise as revenues are recognized under the percentage of completion method. These amounts are billable at specified dates, when deliveries are made or at contract completion, which is expected to occur within one year. All amounts included in unbilled receivables are related to long-term contracts and are reduced by appropriate progress billings.

       Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. These amounts are billable upon receipt of contract funding, final settlement of indirect expense rates, or contract completion.

       Allowances for estimated nonrecoverable costs are primarily to provide for losses which may be sustained on contract costs awaiting funding and for the finalization of indirect expenses.
Unbilled amounts at December 31, 1993 and 1992 are reduced by allowances for estimated nonrecoverable costs of $13,165,000 and $17,941,000, respectively.

NOTE 9.  INVENTORIES
The components of inventories are as follows:
(Amounts in thousands)
AT DECEMBER 31,                            1993           1992
Finished goods                                                                  $ 75,284                   $ 65,040
Work in process                                                                  100,341                    128,206
Raw materials                                                                    111,866                    115,453
Long-term contract costs                                                           9,097                     20,227
Progress payments                                                                 (4,441)                   (12,312)
                                                                                 292,147                    316,614
Adjustment to reduce
  carrying value to LIFO basis                                                    (1,824)                    (4,304)
                                                                                $290,323                   $312,310

NOTE 10.  PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consists of the following:
(Amounts in thousands)

AT DECEMBER 31,                            1993           1992
Land and improvements                                                         $   47,799                 $   48,411
Buildings and improvements                                                       240,738                    251,311
Machinery and equipment                                                          691,412                    698,942
Construction in process                                                           49,815                     56,182
                                                                               1,029,764                  1,054,846
Accumulated depreciation                                                        (467,141)                  (424,437)
                                                                              $  562,623                 $  630,409
/TABLE

NOTE 11.  INDEBTEDNESS
Long-term debt is as follows:
(Amounts in thousands)
AT DECEMBER 31,                                                                          1993              1992
Senior unsecured notes, at 9 5/8%,
  due 1999                                                                                  $150,000          $150,000

Senior unsecured notes, at 8 3/4%, due 2001                                                  125,000              -

Medium-term notes, at weighted average
 interest rate of 9.9%, payable in varying
 amounts from 1996 through 2001                                                              100,000           100,000

Private placement, at 10.27%, due 1994                                                        15,000            50,000

Revolving credit agreement                                                                      -               83,000

Senior subordinated notes, at 10 1/2%,
  due 1998                                                                                    33,450           247,450

Senior subordinated notes at 9 3/8%,
  due 2003                                                                                   175,000              -

Capital lease obligations, at weighted
 average interest rates of 9.3% and 11.0%,
 respectively, payable in varying amounts
 through 2004                                                                                 27,025            44,951

Other, at weighted average interest rates of
 7.0% and 8.8%, respectively, payable in
 varying amounts through 2003                                                                 22,615            31,436
                                                                                             648,090           706,837

Less current maturities                                                                      (23,998)          (16,867)

TOTAL LONG-TERM DEBT                                                                        $624,092          $689,970

In December 1993, the Company entered into a new $150,000,000 revolving credit agreement with a group of banks that extends through March 1997. This agreement replaced an existing revolving credit agreement which was due to expire in January 1994. The rate of interest payable under the new agreement is, at the Company's option, a function of the prime rate or the Eurodollar rate. The agreement requires the Company to pay a facility fee at an annual rate of .5% of the maximum amount available under the credit line. Under the new credit facility, borrowings up to approximately $50,000,000 will be secured by the stock of certain of the Company's subsidiaries. At December 31, 1993, there were no borrowings outstanding under this facility; however, $18,500,000 of the available credit line was used for the issuance of letters of credit leaving $131,500,000 of unused credit available.

         Revolving credit debt at December 31, 1992 was classified as long-term, as the Company had the intent and the ability, supported by the terms of its existing revolving credit agreement, to maintain through January 1994 principal amounts outstanding under the agreement.

       In December 1993, the Company sold $125,000,000 of 8 3/4% senior unsecured notes due 2001 and $175,000,000 of 9 3/8% senior subordinated notes due 2003, pursuant to a public offering. The net proceeds from the offering together with proceeds from the sale of ARC Professional Services were used to repay $90,000,000 of indebtedness under the Company's existing revolving credit agreement, to repay $35,000,000 of the private placement due 1994 and to execute a partial in-substance defeasance of the Company's senior subordinated notes due 1998. In December 1993, the Company called $211,000,000 principal amount of the senior subordinated notes for redemption in January and February of 1994 and deposited $222,661,000 of U.S. government securities into an irrevocable trust to cover the principal amount called, the call premium of $9,847,000 and interest during the 30-day call period of $1,814,000. For financial reporting purposes, the debt has been considered extinguished; accordingly, the government securities, $211,000,000 principal amount of senior subordinated notes due 1998 and related unamortized debt issuance costs were removed from the Consolidated Balance Sheet at December 31, 1993 and the in-substance defeasance transaction resulted in an extraordinary loss of $8,524,000, net of tax benefits of $4,590,000.

       Based on the borrowing rates available to the Company for debt with similar terms and average maturities, the fair value of current and long-term debt at December 31, 1993 is approximately $669,000,000 compared with $648,090,000 included in the Consolidated Balance Sheet. The estimate is based on the present value of future debt and interest payments using specific discount rates which take into account the Company's credit ratings and maturity dates for each significant issue of debt.

       The Company has a policy aimed at managing interest rate risk associated with its current and future anticipated borrowings; accordingly, the Company has entered into various interest rate swaps, options, and similar arrangements. Any premiums paid or received in connection with these arrangements are deferred and amortized as yield adjustments over appropriate future periods. During 1993, the Company received proceeds of $9,796,000 from the early termination of interest rate swaps that were accounted for as hedges and that effectively converted $75,000,000 of fixed-rate debt into variable-rate borrowings. The resulting gains were deferred and are being amortized to income over the remaining original lives of the swaps terminated. At December 31, 1993, the Company had outstanding interest rate swaps expiring in 1996 that are accounted for as hedges and that effectively convert
$50,000,000 of variable-rate borrowings under short-term financing facilities to fixed-rate borrowings with an average interest rate of 8.7%. Based upon market interest rates at the balance sheet date, the Company would have to pay approximately $5,200,000 to terminate its interest rate swaps outstanding at December 31, 1993. In addition, the Company adjusted to market value the carrying amount of interest rate options sold which gave the buyer the future right to enter into interest rate swaps. The resulting loss of $6,557,000 is included in Other, net in the Consolidated Statement of Income for 1993.

       The aggregate maturities of total long-term debt during the next five years are $23,998,000 in 1994, $10,874,000 in 1995,
$14,620,000 in 1996, $2,176,000 in 1997 and $55,818,000 in 1998.

       The Company's loan agreements and indentures contain covenants which, among other matters, restrict or limit the ability of the Company to pay dividends, incur indebtedness, make capital expenditures, repurchase common and preferred stock, and repurchase the 9 3/8% senior subordinated notes due 2003. The Company must also maintain certain ratios regarding interest coverage, leverage and net worth, among other restrictions.

       At December 31, 1993, under the terms of the Company's senior subordinated notes due 1998, there is a $45,770,000 deficiency in consolidated retained earnings available for the payment of cash dividends and the repurchase of the Company's stock. As a result, common and preferred stock dividends were not declared in the third and fourth quarters of 1993. Under the terms of the Company's preferred stock, upon the Company's failure to make six consecutive quarterly dividend payments, the holders thereof, voting as a class, will have the right to elect two members of the Board of Directors of the Company at the next annual meeting of shareholders. These special voting rights terminate when all dividends in arrears have been paid. In addition, as of December 31, 1993, the Company's earnings were not sufficient to maintain a consolidated interest coverage ratio of 2.0 to 1.0 which, pursuant to the terms of the Company's senior notes due 2001 and the senior subordinated notes due 2003, precludes the Company from paying dividends among other restricted activities.

NOTE 12.  INCOME TAXES

The components of income (loss) from continuing operations before income taxes were:
(Amounts in thousands)
YEAR ENDED DECEMBER 31,                  1993      1992       1991
Domestic                                                                $(93,507)         $ 13,371            $(15,373)
Foreign                                                                   29,492            30,429              49,392
                                                                        $(64,015)         $ 43,800            $ 34,019

The income tax provision (benefit) on income (loss) from continuing operations consisted of the following:

(Amounts in thousands)
YEAR ENDED DECEMBER 31,                  1993      1992       1991
United States Federal
  Current                                                               $  2,084          $(20,327)           $  8,044
  Deferred                                                               (19,776)           29,257              (4,154)
State and local                                                             (119)            8,280               3,916
Foreign                                                                    9,254             8,690              11,194
                                                                        $ (8,557)         $ 25,900            $ 19,000

The income tax provision (benefit) on income (loss) is different from the amount computed by applying the U.S. Federal statutory income tax rate of 35% in 1993 and 34% in 1992 and 1991 to income
(loss) from continuing operations before income taxes.  The reasons for this difference are as follows:
(Amounts in thousands)
YEAR ENDED DECEMBER 31,                   1993      1992       1991
Computed income taxes at statutory
 rate                                                                     $(22,405)          $14,892           $11,566
Foreign subsidiaries at different
     tax rates                                                               3,931              (656)           (3,262)
State and local taxes, net of
  Federal income tax benefit                                                (1,164)            6,236             2,585
Investment and other tax credits                                              -                    9             3,040
Benefit from Foreign Sales Corporations                                       (767)           (1,273)           (1,224)
Book basis of assets over (under)
 tax basis                                                                  (2,818)            6,365             7,248
Taxes on undistributed foreign
 earnings                                                                   14,000              -                 -
Effect of tax rate change                                                   (2,012)             -                 -
Other, net                                                                   2,678               327              (953)
                                                                           $(8,557)         $ 25,900          $ 19,000

     As discussed in Note 1, Summary of Significant Accounting Policies, the Company adopted SFAS No. 109 as of January 1, 1992 and the cumulative effect of this change is reported separately in the 1992 Consolidated Statement of Income. Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109.

     The 1993 and 1992 deferred tax provision represents the change in deferred tax liabilities and assets from the beginning of the year to the end of the year resulting from changes in the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. These temporary differences are determined in accordance with SFAS No. 109 and are more inclusive in nature than timing differences as determined under previously applicable accounting principles.

     Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities are as follows:
(Amounts in thousands)
AT DECEMBER 31,                                      1993
                                             Deferred   Deferred
                                                Tax        Tax

                                              Assets   Liabilities
Accounts receivable allowances                                                     $  3,002             $   -
Inventory valuation differences                                                      18,912                4,728
Recognition of income on
  long-term contracts                                                                   646                1,286
Depreciation                                                                         12,125               59,879
Lease and finance transactions                                                         -                  94,682
Accruals not currently deductible
  for tax purposes                                                                   99,723                 -
Taxes on undistributed foreign earnings                                                -                  14,000
Tax net operating loss carryforward                                                  31,146                 -
Tax capital loss carryforward                                                        33,448                 -
Alternative minimum tax (AMT)
  credit carryforward                                                                36,681                 -
All other                                                                            26,367               16,637
     Subtotal                                                                       262,050              191,212
Valuation allowance                                                                 (33,448)                -
Total deferred taxes                                                                228,602              191,212

(Amounts in thousands)
AT DECEMBER 31,                                       1992
                                             Deferred   Deferred
                                                Tax        Tax
                                              Assets   Liabilities

Accounts receivable allowances                                                     $  3,743             $   -
Inventory valuation differences                                                      16,944                4,644
Recognition of income on
  long-term contracts                                                                   228                7,400
Depreciation                                                                          2,652               53,446
Lease and finance transactions                                                         -                 103,090
Accruals not currently deductible
  for tax purposes                                                                   87,761                 -
Tax net operating loss carryforward                                                  25,602                 -
Tax capital loss carryforward                                                        32,025                 -
Alternative minimum tax (AMT)
  credit carryforward                                                                48,101                 -
All other                                                                            19,815               20,832
     Subtotal                                                                       236,871              189,412
Valuation allowance                                                                 (32,025)                -
Total deferred taxes                                                               $204,846             $189,412

The Company has a tax net operating loss carryforward of $88,989,000 at December 31, 1993 which expires in 2006 through 2008 and will be used in the periods that net deferred tax liabilities mature. The tax capital loss carryforward of $95,565,000 at December 31, 1993 may expire unutilized in 1994 and 1995; accordingly, a valuation allowance has been established to reduce the deferred tax asset recorded for the capital loss carryforward to zero. The AMT credit carryforward can be carried forward indefinitely.

     During 1991, deferred taxes were provided for timing differences in the recognition of income and expense for tax and financial reporting purposes. The sources of significant timing differences generated by income from continuing operations which gave rise to deferred taxes were as follows:

(Amounts in thousands)
YEAR ENDED DECEMBER 31,                              1991
Recognition of income on long-term
 contracts                                                                                   $(2,879)
Depreciation                                                                                   4,776
State and local tax provision                                                                  1,006
Inventory valuation differences                                                               (7,741)
Accruals not deductible for tax purposes                                                      (2,607)
Amortization of change from cash basis
 to accrual basis                                                                              2,515
Other, net                                                                                       776
                                                                                             $(4,154)

Note 13.  Capital Stock

The Company's capital stock consists of Class A and Class B common stock, and $5.00 cumulative convertible preferred stock. Holders of Class A common stock have one vote per share, holders of Class B common stock have ten votes per share and preferred stockholders have one vote per share. Holders of Class B common stock are entitled to convert their shares into Class A common stock at any time on a share-for-share basis. Each share of $5.00 cumulative convertible preferred stock is convertible into 1.322 shares of Class A common stock. The preferred stock is redeemable, at the option of the Company, at $100 per share.

     At December 31, 1993, 4,633,434 shares of Sequa Class A common stock were reserved for conversion of preferred and Class B common stock and stock options.

     The following table summarizes shares held in treasury:
    AT DECEMBER 31,                      1993      1992      1991
    Class A common stock                                                   864,052           864,052           984,044
    Class B common stock                                                   396,283           396,283           396,283
    Preferred stock                                                        163,489           163,489           163,489

NOTE 14.   PENSION PLANS AND POSTRETIREMENT BENEFITS

The Company sponsors various noncontributory defined benefit pension plans covering certain hourly and most salaried employees. The defined benefit plans provide benefits based primarily on the participant's years of service and compensation. It has been the Company's policy to fund domestic plans to meet the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). Plan assets consist primarily of equity and fixed income securities.

       The status of all the Company's significant funded domestic and foreign defined benefit plans was as follows:

(Amounts in thousands)
AT DECEMBER 31,                             1993                1992

                                      Overfunded   Underfunded  Overfunded
                                      Plans        Plans        Plans
Actuarial present value of
  benefit obligations:

  Vested benefit obligation                                               $ 64,381              $93,324              $129,911

  Accumulated benefit obligation                                            65,451               95,865               133,659

  Projected benefit obligation                                              72,148              105,452               151,208

  Plan assets at fair value                                                 70,966               92,144               144,872

  Projected benefit obligation in
   excess of plan assets                                                     1,182               13,308                 6,336

  Unrecognized net transition asset
    (obligation)                                                            (1,440)               7,487                 6,794

  Unrecognized prior service cost                                           (1,935)                 909                  (760)

  Unrecognized net gain (loss)                                               5,922              (11,105)               (2,518)

  Adjustment needed to recognize
    minimum liability                                                         -                     699                  -
Total pension liability                                                   $  3,729              $11,298               $ 9,852

Included in:
  Accrued expenses                                                           1,825                5,109                  -
  Other long-term liabilities                                                1,904                6,189                 9,852
Total pension liability                                                   $  3,729              $11,298               $ 9,852

Assumptions used in the accounting for all the Company's significant funded domestic and foreign defined benefit plans were:
  AT DECEMBER 31,                           1993    1992    1991
  Discount rate for obligations                                                  7.5%           8.5%           8.5%
  Rate of increase in compensation levels                                        4.5%           5.5%           6.0%
  Expected long-term rate of return on
    plan assets                                                                  9.0%           9.0%           9.0%

The periodic net pension cost of all the Company's significant funded domestic and foreign defined benefit plans includes the following components:

(Amounts in thousands)
YEAR ENDED DECEMBER 31,              1993      1992       1991
Service cost for benefits earned                                     $ 7,255           $ 8,408             $ 7,699

Interest cost on projected benefit
  obligation                                                          12,532            12,170              11,502

Actual return on plan assets                                         (25,108)           (9,175)            (20,690)

Net amortization and deferral                                         11,623            (4,838)              9,168
                                                                     $ 6,302           $ 6,565             $ 7,679

         The net amortization and deferral component of pension cost includes $12,379,000 of deferred asset gains in 1993, $3,615,000 of deferred asset losses in 1992, and $9,703,000 of deferred asset gains in 1991. These unrecognized gains and losses resulted from actual returns on plan assets differing from the expected returns on plan assets. Such deferred gains and losses are subject to amortization in future periods. Pension expense includes a curtailment gain of $568,000 in 1992 and approximately $550,000 of costs in 1991 attributable to employees of discontinued operations who were participants in the Sequa Retirement Plan.

         Employees not covered by the defined benefit plans discussed above generally are covered by multiemployer plans as part of collective bargaining agreements or small local plans. Pension expense for these multiemployer plans and small local plans was not significant in the aggregate.

         The Company also has several nonfunded supplemental executive retirement plans for certain key executives. These plans provide for benefits that supplement those provided by the Company's other retirement plans. At December 31, 1993, the accumulated benefit obligation for these plans of $10,317,000 is included in Other long-term liabilities in the accompanying Consolidated Balance
Sheet.  The projected benefit obligation at December 31, 1993 totaled $10,904,000 and the expense for these plans was $1,919,000 in 1993, $2,221,000 in 1992, and $2,497,000 in 1991.

         Most of the Company's domestic non-union employees are eligible to participate in the Company's 401(k) plans. Expenses recorded for the Company's matching contributions under these plans were $7,146,000 in 1993, $8,602,000 in 1992, and $8,092,000 in
1991.

         SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," was implemented by the Company in the first quarter of 1993. This statement requires the expected costs of providing postretirement benefits to be accrued during the years an employee provides services rather than the Company's past practice of recognizing these costs on the pay-as-you-go (cash) basis. At January 1, 1993, the Company's date of adoption, the actuarial present value of the accumulated benefit obligation for postretirement health care and other insurance benefits provided to certain retirees was $3,074,000. The Company is recognizing this transition obligation using the delayed recognition basis by amortizing the obligation on a straight-line basis over 20 years.

         The actuarial and recorded liabilities for these post-retirement benefits, none of which have been funded, are as follows:

(Amounts in thousands)
AT DECEMBER 31,                                   1993
Accumulated postretirement benefit
  obligation:
         Retirees                                                                             $2,056
         Employees fully eligible                                                                282
         Other active participants                                                               650
           Total                                                                               2,988
Unrecognized net gain                                                                             51
Unrecognized transition obligation                                                            (2,921)
Postretirement benefit liability                                                              $  118

Net periodic postretirement benefit cost includes the following components:
(Amounts in thousands)
YEAR END DECEMBER 31,                              1993
         Service cost for benefits earned                                                       $130
         Interest cost on accumulated
           postretirement benefit obligation                                                     248
         Amortization of the transition
           obligation                                                                            153
         Net periodic postretirement benefit
           cost                                                                                 $531

         The accumulated postretirement benefit obligation was determined using a discount rate of 7.5%, and an average health care cost trend rate of approximately 14% progressively decreasing to approximately 6% in the year 2008 and thereafter.

         Increasing the assumed health care cost trend rates by one percentage point in each year and holding all other assumptions constant would increase the accumulated postretirement benefit obligation as of December 31, 1993 by approximately $163,000 and increase the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for 1993 by approximately $24,000.

NOTE 15.  ACCRUED EXPENSES
The Company's accrued expenses consisted of the following items:
(Amounts in thousands)
AT DECEMBER 31,                            1993      1992
Salaries and wages                                                              $ 34,052          $ 46,690
Restructuring costs                                                               20,689              -
Current portion of environmental
  liabilities                                                                      9,500             7,500
Current portion of self-insurance
  liabilities                                                                      9,000             9,000
Current portion of pension liabilities                                             6,934              -
Warranty                                                                           9,848             5,714
Legal                                                                              6,884             6,537
Royalties                                                                          5,100             5,418
Interest                                                                           8,031            11,582
Insurance                                                                          6,402            10,459
Loss on interest rate options sold                                                 6,557              -
Billings in excess of revenue recognized                                           3,037             7,580
Taxes other than income                                                            4,962             4,906
Other                                                                             90,658            81,005
                                                                                $221,654          $196,391

NOTE 16.  STOCK OPTIONS

The Company has incentive and nonqualified stock option plans in effect.  As of December 31, 1993, only options on Class A common stock remained outstanding and exercisable. At December 31, 1993,
26,722 shares of Class A common stock were available for future grant.  Summarized data relating to stock options are as follows:
                    Year ended       Number of       Average option
Options             December 31,    Common Shares   price per share
Outstanding                                  1993                      331,600                          $32.68
Granted                                      1993                      326,300                           32.50
                                             1992                         -                                -
                                             1991                        4,500                           53.60

Exercised                                    1993                         -                                -
                                             1992                         -                                -
                                             1991                        9,948                           36.41

Cancelled or expired                         1993                      157,647                           63.19
                                             1992                       38,193                           58.20
                                             1991                       34,224                           63.24

Exercisable                                  1993                        4,133                           61.51

Available for future
 grant                                       1993                       26,722                             -
                                             1992                      195,375                              -

NOTE 17.  OPERATING LEASES

Certain businesses of the Company utilize leased premises or equipment under noncancelable agreements having initial or remaining terms of more than one year. The majority of the real property leases require the Company to pay maintenance, insurance and real estate taxes. Rental expense totaled $24,780,000, $25,708,000, and $28,136,000 in 1993, 1992 and 1991, respectively.

    At December 31, 1993, future minimum lease payments under
noncancelable operating leases are as follows:
(Amounts in thousands)
                     1994                                                      $10,585
                     1995                                                        9,258
                     1996                                                        7,609
                     1997                                                        6,754
                     1998                                                        4,464
                     After 1998                                                 11,851
                                                                               $50,521

NOTE 18.  SEGMENT INFORMATION

Operations by business segment is presented below:
(Amounts in thousands)
YEAR ENDED DECEMBER 31,          1993         1992        1991
AEROSPACE
Sales                                                         $  983,113               $1,167,496           $1,220,617
Operating income (loss)                                          (40,892)                  75,506               76,331
Identifiable assets                                            1,200,782                1,257,870            1,379,561
Capital expenditures                                              45,418                   61,991               89,265
Depreciation and amortization                                     79,623                   84,733               75,716

MACHINERY AND METAL COATINGS
Sales                                                         $  254,680               $  237,998           $  218,330
Operating income                                                  25,919                   26,596               26,835
Identifiable assets                                              146,231                  128,960              137,977
Capital expenditures                                              14,984                    3,961                4,557
Depreciation and amortization                                      6,045                    6,112                5,570

SPECIALTY CHEMICALS
Sales                                                         $  214,866               $  229,386           $  213,165
Operating income                                                  35,781                   40,270               36,686
Identifiable assets                                              128,904                  126,893              126,828
Capital expenditures                                              11,457                   19,627               22,354
Depreciation and amortization                                     10,819                   12,079               10,383

PROFESSIONAL SERVICES AND
  OTHER PRODUCTS
Sales and revenues                                            $  244,309               $  233,461           $  226,675
Operating income                                                  18,950                    8,703                5,296
Identifiable assets                                               78,499                  175,569              188,630
Capital expenditures                                               4,794                    6,972                6,486
Depreciation and amortization                                      9,779                   11,356               10,731

CORPORATE
Expenses                                                      $  (24,084)              $  (26,471)          $  (27,458)
Identifiable assets (a)                                          249,105                  223,176              275,261
Capital expenditures                                                 205                      134                1,164
Depreciation and amortization                                      3,795                    3,512                1,803

TOTALS
Sales and revenues                                            $1,696,968               $1,868,341           $1,878,787
Operating income                                                  15,674                  124,604              117,690
Identifiable assets                                            1,803,521                1,912,468            2,108,257
Capital expenditures                                              76,858                   92,685              123,826
Depreciation and amortization                                    110,061                  117,792              104,203

(a) Includes net assets of discontinued operations.

Geographic data is presented below.
(Amounts in thousands)
YEAR ENDED DECEMBER 31,          1993         1992         1991
SALES AND REVENUES
  United States                                              $1,307,559             $1,457,650              $1,472,939
  Europe                                                        389,409                410,691                 405,848
  Total                                                      $1,696,968             $1,868,341              $1,878,787

OPERATING INCOME

  United States                                              $    6,160             $  116,988              $   93,091
  Europe                                                         33,598                 34,087                  52,057
  Corporate expenses                                            (24,084)               (26,471)                (27,458)
  Total                                                      $   15,674             $  124,604              $  117,690

AT DECEMBER 31,                  1993         1992         1991
IDENTIFIABLE ASSETS
  United States                                              $1,237,066             $1,375,946              $1,481,196
  Europe                                                        317,350                313,346                 351,800
  Corporate and discontinued
  operations                                                    249,105                223,176                 275,261
  Total                                                      $1,803,521             $1,912,468              $2,108,257

Operating income includes all costs and expenses directly related to the segment or geographic area. Identifiable assets are those used in each segment's operation.

     No single commercial customer accounted for more than 5% of sales and revenues in any year.

Export sales were as follows:
(Amounts in thousands)
YEAR ENDED DECEMBER 31,          1993         1992         1991
Europe                                                         $118,666               $144,155                $137,981
Far East                                                         69,917                 85,867                  90,482
Middle East                                                      32,377                 21,463                  24,132
Canada                                                           16,758                 19,358                  24,877
Central and South America                                        30,771                 63,296                  21,711
Other                                                            11,474                 17,242                  21,683
                                                               $279,963               $351,381                $320,866

The largest single contract with any one U.S. Government agency accounted for 2% of sales in 1993, 2% in 1992 and 4% in 1991. Prime and subcontracts with all government agencies accounted for 22%, 23% and 27% of sales and revenues in 1993, 1992 and 1991, respectively.

NOTE 19.  GOVERNMENT INVESTIGATIONS

During the second quarter of 1993, the Company entered into agreements with the U.S. Attorney's Office, Southern District of New York (SDNY), and the Federal Aviation Administration (FAA) in connection with investigations by these offices and other related governmental agencies of the Company's Orangeburg facility and certain of its then employees begun in November 1992. Management believes that the investigations were in connection with allegations that the Orangeburg facility has performed repairs on certain parts in a defective manner and in violation of applicable requirements. The investigations resulted in the Orangeburg facility voluntarily surrendering its FAA repair operations in April 1993. Gas Turbine's other operating facilities, as well as work done for original equipment manufacturers at the Orangeburg facility, were unaffected by the suspension.

                     The FAA restored the Orangeburg facility's FAA repair station certificate on June 10, 1993, ending the suspension of repair operations and resolving all FAA civil matters relating to the Orangeburg facility. Subsequently, the U.S. Attorney's Office,
SDNY, entered into an agreement with the Company, under which it declined to prosecute the Company in connection with its investigation.

                     In April 1993, the Company signed a consent order with the FAA providing for a non-punitive remedial payment by the Company of $5,000,000, representing the costs incurred by the FAA to investigate the Orangeburg facility and enforce its consent decree. In addition, under the terms of the agreement with the U.S. Attorney's Office, SDNY, the Company agreed to deposit
$2,500,000 into a fund (with up to an additional $2,500,000 to be deposited, if needed) to cover the cost of testing and analyzing jet engine parts seized by federal authorities during an early stage of the investigations.

                     As a result of the investigations and the related suspension, the Company incurred direct expenses in 1993 of $12,800,000. Direct expenses included the remedial payment to the FAA, the deposit of funds described above, severance payments and related legal fees and expenses.

NOTE 20.  CONTINGENCIES

At December 31, 1993, the Company was contingently liable for outstanding letters of credit, not reflected in the accompanying consolidated financial statements, in the aggregate amount of approximately $66,271,000. In addition, the Company is involved in a number of claims, lawsuits and proceedings (environmental and otherwise) which arose in the ordinary course of business. Other litigation is pending against the Company involving allegations that are not routine and include, in certain cases, compensatory and punitive damage claims. Included in this other class of litigation is an arbitration proceeding that was formally commenced in 1992 to resolve a dispute between the Egyptian Air Force and Chromalloy Gas Turbine. In the damage portion of the arbitration hearing in October 1993, Chromalloy Gas Turbine claimed $29,600,000 in damages (which includes $17,500,000 of net assets in the accompanying Consolidated Balance Sheet) and the Egyptian Air Force counterclaimed for $46,500,000 in damages.

                     The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings referred to above cannot be estimated with any certainty. However, in the opinion of management, based on its examination of such matters, its experience to date and discussions with counsel, the ultimate outcome of these contingencies, net of liabilities already accrued in the Company's Consolidated Balance Sheet, is not expected to have a material adverse effect on the results of operations or financial position of the Company.

NOTE 21.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(Amounts in thousands except per share)
1993 Quarter ended                          March 31      June 30     Sept. 30      Dec. 31       Year
Sales and revenues                                                                     $427,221               $412,402
Cost of sales and revenues                                                              342,954                349,316
Restructuring charges                                                                      -                     7,640
Operating income (loss)                                                                  16,463                 (4,223)
Gain on sale of ARC Professional Services                                                  -                      -
Loss from continuing operations                                                          (3,495)               (18,547)
Extraordinary loss                                                                         -                      -
Net loss                                                                               $ (3,495)              $(18,547)

Loss per share:
Continuing operations                                                               $   (.44)               $  (2.00)              $
Extraordinary loss                               -            -            -           (.88)
Net loss                                                                            $   (.44)               $  (2.00)              $

1992 Quarter ended                          March 31      June 30     Sept. 30      Dec. 31       Year
Sales and revenues                                                                     $460,867               $474,396
Cost of sales and revenues                                                              365,308                373,682
Operating income                                                                         31,153                 34,976
Income from continuing operations                                                         3,352                  5,136
Loss from discontinued operations                                                          -                      -
Income (loss) before cumulative effect
  of accounting change                                                                    3,352                  5,136
        (17,724)               (3,800)
Cumulative effect of accounting change                                                   (7,337)                  -
Net income (loss)                                                                      $ (3,985)              $  5,136

Earnings (loss) per share:
Continuing operations                                                               $    .27                $    .45               $
Discontinued operations                          -            -            -
Income (loss) before cumulative
 effect of accounting change                                                             .27                     .45
Cumulative effect of accounting change                                                  (.76)         -            -            -
Net income (loss)                                                                   $   (.49)               $    .45               $

Net loss in the fourth quarter of 1993 includes a deferred tax provision of $14,000,000 for the estimated income tax liability that will be incurred upon the anticipated repatriation of approximately $65,000,000 of foreign undistributed earnings in the form of dividends.  Loss from discontinued operations for the fourth quarter of 1992 includes a pre-tax charge of $35,000,000, or a reduction of earnings per share of
$2.26, to provide for additional losses on the disposal of operations discontinued during 1991.
/TABLE

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


                                                       PART III

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information is furnished pursuant to General
Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of
Regulation S-K with respect to the executive officers of the
Registrant:
     Name                                           Age              Position Held
Norman E. Alexander                      (1)        79        Chairman of the Board, Chief
                                                              Executive Officer and Director

John J. Quicke                           (2)        44        President, Chief Operating
                                                              Officer and Director

Stuart Z. Krinsly                        (1)        76        Senior Executive Vice President-
                                                              General Counsel and Director

Gerald S. Gutterman                      (1)        65        Executive Vice President -
                                                              Finance and Administration

Antonio L. Savoca                        (3)        70        Senior Vice President -
                                                              Atlantic Research Operations

Martin Weinstein                         (4)        58        Senior Vice President -
                                                              Gas Turbine Operations

Ronald H. Wright                         (5)        60        Senior Vice President - Kollsman

 (1) Has served in the same or similar capacity for more than the past ten years.

 (2) President and Chief Operating Officer - Sequa Corporation since March 1993; Senior Executive Vice President, Operations,
         - Sequa Corporation from June 1992 to March 1993; from February 1991 to June 1992, served as Vice President, Financial Services, of the Company; from 1987 to February 1991, served as Vice President, Financial Projects, of the Company. Served as Vice President and Controller of Chromalloy American Corporation (which became a subsidiary of the Company in 1987) from 1983 to 1987, and held various other positions in Chromalloy American Corporation from 1979 to 1983. Has also served as President of Sequa Capital Corporation (a subsidiary of the Company) since February 1991. Has been a director of the Company since March 1993 and is a member of the Executive Committee.

 (3) Senior Vice President - Atlantic Research Operations since February 1991; Vice President - Atlantic Research Operations from April 1990 to February 1991. Also serves as President and Chief Executive Officer of Atlantic Research Corporation and has held those positions since October 1989. From September 1985 to October 1989, Mr. Savoca served as a consultant to a number of companies, including Atlantic Research Corporation. From 1983 to September 1985, he was Chief Executive Officer of Transpace Carriers, Inc. From 1963 to 1983, he held planning and management positions with Thiokol Corporation, including, most recently, senior vice president and general manager of its solid rocket motor division.

 (4) Vice President - Gas Turbine Operations since May 1987 and Senior Vice President since February 1988. Also serves as Chairman and Chief Executive Officer of Chromalloy Gas Turbine Corporation (since January 1987) and previously was President of the CompTech Group of Chromalloy American Corporation.

 (5) Vice President and General Manager of Kollsman since August 1985 and Senior Vice President since February 1988. Previously, he was employed by Sperry Corporation where he served as Vice President of Sperry Defense Group from 1978 to 1983; Vice President of Operations for defense electronics products/northwest at Sperry from 1983 to July 1985.

         Sequa is not aware of any family relationship among any of the above-named executive officers. Each of such officers holds his office for a term expiring on the date of the annual organization meeting of the Board of Directors, subject to the provisions of
Section 5 of Article IV of the Company's By-Laws relative to removal of officers.

ITEMS 10 (IN PART) THROUGH 13

         The Company intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A involving the election of directors not later than 120 days after the end of its fiscal year ended December 31, 1993. Accordingly, the information required by Part III (Items 10 (concerning Sequa's directors and disclosure pursuant to Item 405 of Regulation S-K), 11, 12 and 13) is incorporated herein by reference to such definitive proxy statement in accordance with General Instruction G(3) to Form 10-K.

                                                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM
8-K.
(a)    1.    Financial Statements:

             The following consolidated financial statements are included in Part II of this Annual Report on Form 10-K:


                                                                                                       Page Numbers
                                                                                                       in this Annual
                                                                                                       Report on Form
                                                                                                            10-K
            Report of Independent Public Accountants.                                                          29

            Consolidated Balance Sheet as of December 31,
            1993 and 1992.                                                                                     30-31

            Consolidated Statement of Income for the three
            years ended December 31, 1993.                                                                     32

            Consolidated Statement of Cash Flows for the three
            years ended December 31, 1993.                                                                     33

            Consolidated Statement of Shareholders' Equity for
            the three years ended December 31, 1993.                                                           34

            Notes to Consolidated Financial Statements.                                                        35-59


            2.    Financial Statement Schedules:

            The following financial statement schedules are included in Part IV of this report:

            Report of Independent Public Accountants on
            Supplemental Schedules.                                                                            68

            Schedule II                  Amounts Receivable from Related
                                         Parties, Underwriters, Promoters
                                         and Employees other than Related
                                         Parties                                                               69

            Schedule V                   Property, Plant and Equipment                                         70

            Schedule VI                  Accumulated Depreciation of
                                         Property, Plant and Equipment                                         71

            Schedule VIII                Valuation and Qualifying Accounts                                     72

            Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

      3.    Exhibits

Exhibit No.  (Referenced to Item 601(b) of Regulation S-K)

   3.1          -      Restated Certificate of Incorporation of Sequa and two
                       Certificates of Amendment of the Restated Certificate of Incorporation of Sequa (incorporated by reference to Exhibit 4(a) of Sequa's Registration Statement No.
                       33-12420 on Form S-8 filed on March 6, 1987).

   3.2          -      Certificate of Amendment of Certificate of
                       Incorporation of Sequa, dated May 7, 1987
                       (incorporated by reference to Exhibit 3(b) of Sequa's
                       Annual Report on Form 10-K for the year ended December
                       31, 1988, filed on March 28, 1989).

   3.3          -      Restated and amended (as of August 26, 1993) By-laws
                       of Sequa, (incorporated by reference to Exhibit 3.3 of Sequa's Registration Statement No. 33-50843 on Form S-
                       1, filed on October 29, 1993).

   4.1          -      Indenture, dated as of December 15, 1993, by and
                       between Sequa and Bankers Trust Company, as Trustee, and Form of 9 3/8% Senior Subordinated Note due
                       December 15, 2003 (incorporated by reference to
                       Exhibits 4.7 and 4.3, respectively, of Sequa's
                       Registration Statement on Form 8-A, File No. 1-804, filed on January 25, 1994).

   4.2          -      Indenture, dated as of December 15, 1993, by and
                       between Sequa and IBJ Schroder Bank & Trust Company, as Trustee, and Form of 8 3/4% Senior Note due
                       December 15, 2001 (incorporated by reference to
                       Exhibits 4.6 and 4.2, respectively, of Sequa's
                       Registration Statement on Form 8-A, File No. 1-804, filed on January 25, 1994).

   4.3          -      Indenture with respect to $250,000,000 of Sequa
                       10-1/2% senior subordinated notes due 1998
                       (incorporated by reference to Amendment No. 1 to Form
                       S-3 Registration Statement No. 33-21047 filed on April
                       17, 1988).

   4.4          -      Indenture, dated as of September 1, 1989, by and
                       between Sequa and The First National Bank of Chicago, as Trustee, with respect to an aggregate of $250 million of senior debt (incorporated by reference to Exhibit 4.1 of Sequa's Form S-3 Registration Statement
                       No. 33-30959, filed on September 12, 1989).

   4.5          -      First Supplemental Indenture, dated as of October 15,
                       1989, by and between Sequa and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.5 of Sequa's Registration Statement on Form
                       8-A, File No. 1-804, filed on January 25, 1994).

   4.6          -      Prospectus Supplement, dated October 19, 1989, for
                       $150 million of senior unsecured 9 5/8% Notes due
                       October 15, 1999 (incorporated by reference to Sequa's filing under Rule 424 (b)(2) on October 20, 1989).

   4.7          -      Purchase Agreement, dated October 19, 1989, by and
                       between Sequa and certain Underwriters, and Form of Supplemental Indenture, dated as of October 15, 1989, both with respect to $150 million of senior unsecured
                       9 5/8% Notes due October 15, 1999 (incorporated by reference to Sequa's Report on Form 8-K, File No. 1-
                       804, filed on October 25, 1989) and Form of 9 5/8%
                       Note (incorporated by reference to Exhibit 4.1 of Sequa's Registration Statement on Form 8-A, File No.
                       1-804, filed on January 25, 1994).

   4.8          -      Prospectus and Prospectus Supplement, both dated April
                       22, 1991, with respect to $100 million of medium-term notes (incorporated by reference to Sequa's filing under Rule 424 (b)(5) on April 23, 1991).

   4.9          -      Sales Agency and Distribution Agreement, executed as
                       of April 22, 1991, by and among Sequa and Bear, Stearns & Co., Inc. and Merrill Lynch & Co., with respect to $100 million of medium-term notes, and Forms of Notes thereunder (incorporated by reference to Exhibits 4.1 and 12.1 of Sequa's Report on Form
                       8-K, File No. 1-804, filed on April 25, 1991).

   4.10         -      Instruments with respect to other long-term debt of
                       Sequa and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K since the amount of debt authorized under each such omitted instrument does not exceed 10 percent of the total assets of Sequa and its subsidiaries on a consolidated basis. Sequa hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

   10.1         -      Amended and Restated Receivables Purchase Agreement,
                       dated as of June 24, 1993, among Sequa, Sequa
                       Receivables Corp., Chemical Bank, Barton Capital
                       Corporation and Westpac Banking Corporation
                       (incorporated by reference to Exhibit 10.1 of Sequa's
                       Report on Form 8-K, File No. 1-804, filed on July 12,
                       1993) and Amendments No. 1 (dated as of September 30,
                       1993), No. 2 (dated as of December 1, 1993) and No. 3
                       (dated as of December 14, 1993) thereto (filed herewith).

   10.2         -      $150 Million Amended and Restated Credit Agreement,
                       dated as of December 14, 1993, among Sequa
                       Corporation, The Bank of New York, The Bank of Nova
                       Scotia, Chemical Bank, Bank of America NT & SA, Chase
                       Manhattan Bank, N.A. and The Nippon Credit Bank, Ltd.
                       and certain other lenders (filed herewith).

   10.3 Stock Purchase Agreement, dated December 30, 1993, by and among Sequa and various of its affiliates and Computer Sciences Corporation and its affiliates, in connection with the sale of ARC Professional Services Group, Inc., and certain related entities (incorporated by reference to Exhibit 10.1 of Sequa's Report on Form 8-K, File no. 1-804, filed on January 15, 1994).

                                          COMPENSATORY PLANS OR ARRANGEMENTS

   10.4         -      1986 Key Employees Stock Option Plan (incorporated by
                       reference to Annex B of Sequa's Registration Statement
                       No. 33-12420 on Form S-8 filed March 6, 1987).

   10.5         -      1988 Key Employees Stock Option Plan (incorporated by
                       reference to Annex A of Sequa's Registration Statement
                       No. 33-30711 on Form S-8 filed August 25, 1989).

   10.6         -      Sequa's Supplemental Executive Retirement Plans I, II,
                       and III, effective as of January 1, 1990 (incorporated by reference to Exhibit 10(c) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended
                       December 31, 1990, filed on April 1, 1991) and amendments thereto (incorporated by reference to Exhibit 10(c) of Sequa's Annual Report on Form 10-K, for the year ended December 31, 1991, filed on March
                       30, 1992).

   10.7         -      Management Incentive Bonus Program of Sequa for
                       Corporate Executive Officers and Corporate Staff
                       (filed herewith).

   10.8         -      Management Incentive Bonus Programs of Atlantic
                       Research Corporation for Corporate Staff (filed herewith).

   10.9         -      Letter Agreements, dated May 24, 1984, by and between
                       Norman E. Alexander and Sequa, and Stuart Z. Krinsly and Sequa (incorporated by reference to Exhibit 10(h) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1989, filed on March
                       30, 1990).

   10.10        -      Letter Agreements, dated April 30, 1990, by and
                       between Norman E. Alexander and Sequa, and Stuart Z.
                       Krinsly and Sequa (incorporated by reference to Exhibit 10 (h) of Sequa's Annual Report on Form 10-K,
                       File No. 1-804, for the year ended December 31, 1990, filed on April 1, 1991).

   10.11        -      Employment Agreement, dated April 1, 1993, by and
                       between John J. Quicke and Sequa, (incorporated by reference to Exhibit 10(k) of Sequa's Annual Report on
                       Form 10-K, File No. 1-804 for the year ended December
                       31, 1992 filed on March 31, 1993).

   10.12        -      Employment Agreement, dated May 6, 1991, by and
                       between Antonio L. Savoca and Sequa, (incorporated by reference to Exhibit 10(1) of Sequa's Annual Report on
                       Form 10-K for the year ended December 31, 1991, filed on March 30, 1992). Amendment thereto, dated August
                       18, 1992 (incorporated by reference to Exhibit 10(1)
                       of Sequa's Annual Report on Form 10-K, File No. 1-804 for the year ended December 31, 1992, filed on March
                       31, 1993); and Amendment thereto, dated June 10, 1993
                       (filed herewith).

   10.13        -      Employment Agreement, dated as of October 1, 1991, by
                       and between Martin Weinstein and Chromalloy Gas
                       Turbine Corporation, (incorporated by reference to Exhibit 10(n) of Sequa's Annual Report on Form 10-K,
                       File No. 1-804 for the year ended December 31, 1991, filed on March 30, 1992) and Amendment thereto, dated as of June 1, 1993 by and between Chromalloy Gas
                       Turbine Corporation and Martin Weinstein (incorporated by reference to Exhibit 10.14 of Sequa's Registration
                       Statement No. 33-50843 on Form S-1 filed on October
                       29, 1993).

   10.14        -      Executive Life Insurance Plan of Sequa, (incorporated
                       by reference to Exhibit 10(o) of Sequa's Annual Report on Form 10-K, File No. 1-804 for the year ended
                       December 31, 1991, filed on March 30, 1992).

   10.15        -      Key Employee Medical Insurance Plan of Sequa,
                       (incorporated by reference to Exhibit 10(p) of Sequa's
                       Annual Report on Form 10-K, File No. 1-804 for the year ended December 31, 1991, filed on March 30,
                       1992).

   10.16        -      Exec-U-Care Medical Reimbursement Insurance Trust of
                       Atlantic Research Corporation, (incorporated by reference to Exhibit 10(q) of Sequa's Annual Report on
                       Form 10-K, File No. 1-804 for the year ended December
                       31, 1991, filed on March 30, 1992).

   10.17        -      Cafeteria Plan of Atlantic Research Corporation,
                       (incorporated by reference to Exhibit 10(r) of Sequa's
                       Annual Report on Form 10-K, File No. 1-804 for the year ended December 31, 1991, filed on March 30,
                       1992).

   10.18        -      Supplemental Retirement Program of Atlantic Research
                       Corporation, (incorporated by reference to Exhibit
                       10(s) of Sequa's Annual Report on Form 10-K, File No.
                       1-804 for the year ended December 31, 1991, filed on March 30, 1992).

   11.1         -      Computation of earnings per share, filed herewith.

   21.1         -      List of subsidiaries of Sequa, filed herewith.

   24.1         -      Consent of Independent Public Accountants, filed
                       herewith.

                (b)    Reports on Form 8-K

   No Reports on Form 8-K were filed during the last quarter of 1993.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULES



To Sequa Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Sequa Corporation's Annual Report on Form 10-K, and have issued our report thereon dated March 21, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(a)2 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.







ARTHUR ANDERSEN & CO.





New York, New York
March 21, 1994


                                                                                          SCHEDULE II





                                          SEQUA CORPORATION AND SUBSIDIARIES

                           AMOUNTS RECEIVABLE FROM RELATED PARTIES, UNDERWRITERS, PROMOTERS

                                       AND EMPLOYEES OTHER THAN RELATED PARTIES

                                                (Thousands of Dollars)

                                                          Balance,
                                                          Beginning                                                       Balance
    Name of Debtor                                         of year            Additions           Deductions            End of Year
Year Ended December 31, 1993:

    [1] J. Quicke                $ -                                             $300                  $ -                     $300

    [2] M. Weinstein             $ -                                             $300                  $ -                     $300

[1] President, Chief Operating Officer and Director. In connection with Mr. Quicke's relocation to New York, the Company made a $300 interest-free loan, payable on demand, and secured by a second mortgage on his new home.

[2] Senior Vice President, Gas Turbine operations. In connection with Mr. Weinstein's relocation to New York, the Company has made a $300 interest-free loan payable in 1997.


                                   SEQUA CORPORATION AND SUBSIDIARIES                   SCHEDULE V
                                                                                PROPERTY, PLANT, AND EQUIPMENT
                                                                     FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                                                                                    (Thousands of Dollars)
                             Balance                                                Other       Balance
                               at         Additions                                changes        at
                            beginning        at                     Translation  add (deduct)     end
   Classification            of year        cost (1)  Retirements    adjustment      (2)         of year

YEAR ENDED
 DECEMBER 31, 1993
                                                                                                                                  <C
Land and improvements                                    $   48,411              $  1,613                   $   (268)
Building and improvements                                   251,311                 5,191                     (5,881)
Machinery and equipment                                     698,942                48,653                    (47,826)
Construction in progress                                     56,182                42,246                       -
                                                         $1,054,846              $ 97,703                   $(53,975)

YEAR ENDED
 DECEMBER 31, 1992

Land and improvements                                    $   48,021              $    913                   $     (4)
Building and improvements                                   237,554                 4,595                     (6,173)
Machinery and equipment                                     655,160                42,873                    (17,258)
Construction in progress                                     79,238                44,304                       -
                                                         $1,019,973              $ 92,685                   $(23,435)

YEAR ENDED
 DECEMBER 31, 1991

Land and improvements                                      $ 39,850              $  5,241                   $ (1,088)
Building and improvements                                   211,617                14,574                     (3,986)
Machinery and equipment                                     544,094                56,030                    (20,002)
Construction in progress                                     50,771                47,981                       -
                                                           $846,332              $123,826                   $(25,076)

NOTE:
(1)        1993 includes $20,845 of machinery and equipment reacquired under sale and leaseback transactions.

(2)        1993 includes $58,112 of property, plant and equipment of businesses sold.  1992 includes a $9,123 write-down of excess equipment to net realizable value and a $6,863 increase in fixed assets acquired in purchase business combinations which resulted from the adoption of SFAS 109, "Accounting for
           Income Taxes."  1991 includes $73,460 of property, plant and equipment of companies acquired during the year.  This column also includes transfers from construction in progress to the other various classes of fixed assets for all three years.

                                        SEQUA CORPORATION AND SUBSIDIARIES            SCHEDULE VI
                                                                  ACCUMULATED DEPRECIATION OF PROPERTY, PLANT, AND EQUIPMENT
                                                                     FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                                                                                    (Thousands of Dollars)

                             Balance   Additions                                   Other       Balance
                               at      charged to                                 changes        at
                            beginning   cost and                   Translation  add (deduct)     end
   Classification            of year    expenses(1)   Retirements   adjustment      (2)        of year
YEAR ENDED
 DECEMBER 31, 1993

Land and improvements                                   $  1,383              $   531                   $    -                    $
Building and improvements                                 73,183               15,440                      (1,888)
Machinery and equipment                                  349,871               77,259                     (15,157)
                                                        $424,437              $93,230                   $ (17,045)                $

YEAR ENDED
 DECEMBER 31, 1992

Land and improvements                                   $    893              $   504                   $      (1)                $
Building and improvements                                 65,275               15,254                      (5,943)
Machinery and equipment                                  288,013               83,546                      (9,454)                 (
                                                        $354,181              $99,304                    $(15,398)                $(

YEAR ENDED
 DECEMBER 31, 1991

Land and improvements                                   $    724              $   172                    $     (3)                 $
     $  -                 $    893
Building and improvements                                 53,716               13,773                      (2,491)
Machinery and equipment                                  231,073               75,861                     (18,269)
                                                        $285,513              $89,806                    $(20,763)                 $

NOTE:
(1)      Depreciation is generally provided on the straight-line method based upon the estimated useful lives of the various classes of assets.

(2)      In 1993, Other changes primarily represents the accumulated depreciation on the property, plant and equipment of businesses sold.


                                    SEQUA CORPORATION AND SUBSIDIARIES                    SCHEDULE VIII

                                                                               VALUATION AND QUALIFYING ACCOUNTS

                                                                                    (Thousands of Dollars)
                                                         Additions                    Other
                                              Balance    Charged to   Deductions     Changes      Balance
                                             Beginning   Costs and       from       Additions      End of
Description                                   of Year     Expenses     Reserves    (Deductions)     Year
Year Ended December 31, 1993:
  Reserves deducted from balance sheet
   captions to which they apply-
    Allowance for billed receivables                                                     $11,419               $ 4,178
    Allowance for unbilled receivables                                                    17,941                 2,873
  Reserve for losses of
     discontinued operations                                                              43,321                  -

Year Ended December 31, 1992:
  Reserves deducted from balance sheet
   captions to which they apply-
    Allowance for billed receivables                                                     $17,758               $ 2,706
    Allowance for unbilled receivables                                                    14,788                 3,822
  Reserve for losses of
     discontinued operations                                                              23,444                35,000

Year Ended December 31, 1991:
  Reserves deducted from balance sheet
   captions to which they apply-
    Allowance for billed receivables                                                     $11,003               $ 7,690
    Allowance for unbilled receivables                                                    13,832                 6,496
          -                 14,788
  Reserve for losses of
     discontinued operations                                                              25,314                25,000

Note:
(1) Allowance for billed receivables of business sold.
(2) Allowance for unbilled receivables of business sold.
(3) EPA liabilities reclassified to other long-term liabilities.
(4) Allowance for billed receivables of businesses acquired.

                                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SEQUA CORPORATION

Date:   March 24, 1994                         By:   /S/ GERALD S. GUTTERMAN
                                                     Gerald S. Gutterman
                                                     Executive Vice President,
                                                     Finance and Administration

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March
24, 1994.
By: /S/ NORMAN E. ALEXANDER                         Chairman of the Board, Chief Executive
Norman E. Alexander                                 Officer and Director

By: /S/ JOHN J. QUICKE                              President, Chief Operating Officer
John J. Quicke                                      and Director

By: /S/ STUART Z. KRINSLY                           Senior Executive Vice President,
Stuart Z. Krinsly                                   General Counsel and Director

By: /S/ GERALD S. GUTTERMAN                         Executive Vice President, Finance and
Gerald S. Gutterman                                 Administration

By: /S/ WILLIAM P. KSIAZEK                          Vice President and Controller
William P. Ksiazek

By:                                                 Director
Alvin Dworman

By: /S/ A. LEON FERGENSON                           Director
A. Leon Fergenson

By: /S/ RAYMOND FRANKEL                             Director
Raymond Frankel

By: /S/ DAVID GOTTESMAN                             Director
David S. Gottesman

By: /S/ DONALD D. KUMMERFELD                        Director
Donald D. Kummerfeld

By: /S/ RICHARD S. LEFRAK                           Director
Richard S. LeFrak

By: /S/ FRED R. SULLIVAN                            Director
Fred R. Sullivan

By:                                                 Director
Gerald Tsai, Jr.