Form 10-Q
period 1994-03-31
SEQUA CORP /DE/
filed 1994-05-16
CIK 95301

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the Quarterly period ended      March 31, 1994
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from              to


Commission File Number   1-804


                      SEQUA CORPORATION
   Exact name of registrant as specified in its charter)


           Delaware                         13-188-5030
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)         Indentification No.)


200 Park Avenue, New York, New York               10166
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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                      Outstanding at May 10, 1994

Class A Common Stock, no par value               6,323,829
Class B Common Stock, no par value               3,330,778


                 PART I - FINANCIAL INFORMATION
               SEQUA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME
          (Amounts in thousands, except per share data)
                           (Unaudited)
                                                     For the Three Months
                                                       Ended March 31,
                                                       1994       1993
SALES AND REVENUES                                   $350,982   $427,221

COSTS AND EXPENSES
  Cost of sales and revenues                          280,011    342,954
  Selling, general and adminstrative                   53,965     67,804
                                                      333,976    410,758

OPERATING INCOME                                       17,006     16,463

OTHER INCOME (EXPENSE)
  Interest expense                                    (15,377)   (17,056)
  Interest income                                         720        526
  Other, net                                           (5,307)    (3,428)

LOSS BEFORE INCOME TAXES                               (2,958)    (3,495)

Income tax benefit                                      1,500       -

LOSS BEFORE EXTRAORDINARY LOSS
  ON EARLY RETIREMENT OF DEBT                          (1,458)    (3,495)

Extraordinary loss on early retirement of
  debt                                                 (1,083)      -

NET LOSS                                               (2,541)    (3,495)

Preferred dividend requirements                          (791)      (791)

NET LOSS APPLICABLE TO COMMON STOCK                  $ (3,332)  $ (4,286)

LOSS PER SHARE
  Loss before extraordinary loss                     $   (.23)  $   (.44)
  Extraordinary loss                                     (.11)       -
  Net loss                                           $   (.34)  $   (.44)

DIVIDENDS DECLARED PER SHARE
  Class A Common                                     $    -     $    .150
  Class B Common                                          -          .125
  Preferred                                               -         1.250


The accompanying notes are an integral part of the financial statements.


                        SEQUA CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SUMMARY BUSINESS SEGMENT DATA (in millions)

                                    Sales and        Operating
                                    Revenues       Income (Loss)
                                   1994    1993     1994    1993
Aerospace                         $230.2  $259.3   $ 8.0   $ 2.7
 Machinery & Metal Coatings         45.4    51.4     3.5     4.8
 Specialty Chemicals                57.2    52.1     9.6     9.3
 Professional Services and
   Other Products                   18.2    64.4     2.2     5.2
 Corporate                           -       -      (6.3)   (5.5)
          TOTAL                   $351.0  $427.2   $17.0   $16.5

Sales and Revenues

     Overall sales declined 18% to $351.0 million from the year earlier level. The 1993 period included $39.7 million of sales from the ARC Professional Services Group (PSG), which was sold in December 1993 and $8.5 million of sales from two Northern Can Systems (NCS) can plants, which were sold in mid-1993.

     Sales of the Aerospace segment declined 11%, with all units down from the 1993 first quarter level. Sales were down 7% at Gas Turbine primarily as a result of a substantially unfavorable comparison at the Orangeburg plant, where the 1993 quarter was the last period not to have been affected by the temporary suspension of Federal Aviation Administration (FAA) authorized repairs that began in April 1993. Improvements at units primarily serving the repair market (other than Orangeburg) were offset by declines at units primarily serving the original equipment manufacturers, the engine overhaul market, and the defense industry. At the ARC propulsion unit, first quarter sales declined 14% as cuts in domestic defense spending were reflected in reduced requirements for three major programs: MLRS, Tomahawk, and Stinger. These declines were partially offset by increased sales of automotive air bag components. Kollsman's sales were off sharply, with declines in each of its major market segments -- avionics, military systems and medical instruments.

     Sales of the Machinery and Metal Coatings segment declined
12% in the first quarter, as an increase at the Precoat Metals operation was more than offset by sharp declines at both the Can Machinery and auxiliary press equipment units. At the metal coatings operation, the sales increase was driven by the overall improvement in the building products market. Sales to the container market were down due to lower demand and competitive pricing pressures. Can Machinery sales were down sharply, a reflection of a global slowdown in customer installation of new lines. At the overseas auxiliary press equipment manufacturer, the decline in sales largely reflects year-to-year timing differences in customer delivery requirements. At the end of March, this unit's backlog for deliveries in the current year was comparable to the 1993 level.

Sales and Revenue  (con't)

     Sales of the Specialty Chemicals segment increased 10%, with both units registering advances. At the overseas unit, a strong increase in detergent chemical volume was tempered by lower selling prices. At the domestic unit, sales gains were registered in every major product area except paper chemicals where sales declined primarily due to industry wide weakness in the paper market. The sales patterns at both units are expected to continue.

     Sales in the Other Products segment, (formerly known as the Professional Services and Other Products segment) declined 72%, due entirely to the sale of the ARC PSG unit and the sale of two NCS can plants in 1993. Excluding the sales of units sold during 1993, the segment recorded a 13% increase for the 1994 quarter. Sales at the automotive products unit advanced 15% from the first quarter of 1993, with improvements in OEM sales of lighters, electronic sensors and power outlets, partially offset by declines in aftermarket sales. At NCS, sales of lids increased 9% in 1994.
Due to an overstock position of one customer, and the loss of one major account, sales for the second quarter are currently expected to be soft. At Centor, a real estate company, revenue increased 3% primarily due to the transfer of another property to the unit's asset base.

Operating Income

     Operating income advanced 3% from the year-earlier level, reaching $17.0 million. The 1993 period included operating income of approximately $3.2 million from ARC PSG and two NCS can plants, all of which were sold in 1993.

     Aerospace profits rose sharply from a depressed 1993 base due to a turnaround at Gas Turbine. The Gas Turbine units returned to profitability in the first quarter of 1994 for the first time since the fourth quarter of 1992. The 1993 quarter was adversely affected by two unusual provisions, -- one covering a $5.0 million remedial payment to the FAA arising out of their investigation of the Orangeburg plant and another covering termination costs for manpower reductions at the Orangeburg facility.

     The 1994 quarter benefitted from improvements at those units (other than Orangeburg) which primarily serve the airline repair market. Although units serving the engine overhaul, original equipment and defense markets generated lower sales, restructuring actions taken in the second half of 1993 enabled these units to maintain operating results on a par with the first quarter of 1993.

     At ARC propulsion, operating income declined 17% due to lower sales and increased bid and proposal costs. At Kollsman, operating income declined 13% as an improved sales mix and lower administrative costs cushioned the effects of a sharp sales decline.

Operating Income  (con't)

     Operating income in the Machinery and Metal Coatings segment declined 26%. At the metal coatings unit, profits increased primarily due to the sales increase and the related improvement in capacity utilization. Profits of the can machinery unit declined 19%, primarily due to lower sales and increased under absorption of overhead costs resulting from the lower level of manufacturing activity required to support a weak backlog position. Lower costs resulting from manpower and expense reductions helped to temper the decline. At the auxiliary press equipment unit, the 40% sales decline resulted in a significantly larger 1994 first quarter loss. Current booking trends for 1994 equipment sales suggest improvement in the second half.

     Operating income in the Specialty Chemicals segment was 3% ahead of the preceding year. At the overseas unit, profits improved modestly as the benefits of higher sales were tempered by lower selling prices and increased research and development costs. At the domestic unit, the effects of sales gains were largely offset by an unfavorable sales mix shift and by higher research, marketing and selling costs. Management currently anticipates an improvement in this unit's results for the full year.

     Operating income in the Other Products segment declined 58% from the year earlier levels as a result of the sale of the ARC PSG unit and the two NCS can plants in 1993. Excluding profits of these units in the 1993 period, operating income would have increased modestly. At the automotive products unit, an unfavorable sales mix shift and start-up costs related to the move to a new facility largely offset the benefits of higher sales. The increase in operating income at NCS which resulted from increased lid sales was partially offset by a decline at Centor primarily due to higher operating costs and reduced revenues at the unit's Clayton Missouri office building complex.

Restructuring Charges

     During 1993, the Company recorded $26.6 million in restructuring costs largely related to Gas Turbine's plan to reduce its investment in units engaged in activities other than the repair of components for flight engines. In April 1994, the Company sold two Gas Turbine units engaged in engine overhaul and in early May signed an agreement to sell a small unit primarily engaged in OEM sales. Proceeds from these divestitures will total approximately $55 million. Losses on these disposals were in line with amounts previously recorded by the Company.

Interest Expense

     The decrease in interest expense of approximately $1.7 million was primarily due to a decrease in average borrowings related to the Company's cash generation program.

Other, Net

     In the first quarter of 1994, Other, net includes a $3.2 million charge to adjust the carrying value of options sold on interest rate swaps, $0.6 million of discount expenses related to the sale of accounts receivable, a $0.9 million equity loss in the Company's unconsolidated airbag business and amortization of capitalized debt cost in the amount of $0.6 million. In the first quarter of 1993, Other, net includes $0.7 million of discount expenses related to the sale of accounts receivable, a $1.6 million equity loss in the Company's unconsolidated airbag business and amortization of capitalized debt costs in the amount of $0.8 million.

Income Tax Provision

     The effective tax rates for the first quarters of 1994 and 1993 were 51% and 0%, respectively. These effective tax rates were based upon estimated annual pre-tax accounting earnings in 1994 and estimated annual pre-tax accounting losses in 1993 as adjusted for goodwill amortization, a provision for state income and franchise taxes, and the favorable tax treatment of earnings of the Company's foreign sales corporation.

Liquidity

     In March 1994, Sequa Capital, a discontinued operation, received $25.0 million in proceeds from the nonrecourse securitization of its leveraged lease cash flow stream. Proceeds from this financing arrangement were primarily used to reduce debt of continuing operations. In April 1994, the Company completed the sale of Chromalloy Gas Turbine Corporation's East Granby division and GTC Limited, a subsidiary of Chromalloy Gas Turbine Corporation, for aggregate cash proceeds of approximately $54.0 million. These proceeds were used to fund operations and to execute an in-substance defeasance of the remaining $33.5 million principal balance of the Company's 10 1/2% senior subordinated notes due 1998 which were called in April 1994. The in-substance defeasance transaction and subsequent redemption resulted in an extraordinary loss of $1.1 million, net of tax benefits of $0.6 million, which was accrued at March 31, 1994.

Liquidity  (con't)

     The dividend restrictions under the terms of the 10 1/2% senior subordinated notes have been eliminated by the full redemption of the related indebtedness; however, the Company's earnings were not sufficient to maintain a consolidated interest coverage ratio of 2.0 to 1.0 which, pursuant to the terms of the Company's senior notes due 2001 and the senior subordinated notes due 2003, precludes the Company from paying dividends among other restricted activities.

     Management anticipates that cash flow from operations, proceeds from the divestiture of the remaining discontinued operations and other assets, the $95.6 million of credit available at May 10, 1994 under the revolving credit agreement, plus cash and cash equivalents on hand at March 31, 1994 will be more than sufficient to fund the Company's operations for the foreseeable future.

Backlog

     The businesses of Sequa for which backlogs are significant are the Kollsman division, the Turbine Airfoils, Caval Tool and Castings units of Gas Turbine, of the Aerospace segment, and the Can Machinery and MEG operations of the Machinery and Metal Coatings segment. The aggregate dollar amount of backlog in these segments at March 31, 1994 was $353.3 million ($369.7 million at December 31, 1993). There is no seasonal variation in the Company's backlog.

Environmental Liabilities

     With respect to all known environmental liabilities, it is currently estimated that the Company will spend in the range of $6 million to $12 million in 1994 and between $5 million to $7 million during each of the following several years. Actual remedial expenditures for the first three months of 1994 were approximately $2.5 million.

     In accordance with the provisions of Statement of Accounting Standards No. 5, the Company has accrued liabilities in the financial statements to provide for estimated remediation costs that management has determined to be probable and reasonably estimable.

               SEQUA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                     (Amounts in thousands)


                             ASSETS

                                           (Unaudited)
                                            March 31,  December 31,
                                              1994        1993
CURRENT ASSETS
  Cash and cash equivalents               $   32,009  $   24,780
  Receivables (less allowances of
    $11,280 and $10,892)                     214,971     227,688
  Unbilled receivables (less allowances
    of $13,162 and $13,165)                   52,166      55,451
  Inventories                                320,891     290,323
  Other current assets                        53,955      63,350
      Total current assets                   673,992     661,592

INVESTMENTS
  Net assets of discontinued operations      160,512     188,964
  Non-current receivables and other
    investments                               21,314      17,179
                                             181,826     206,143

PROPERTY, PLANT AND EQUIPMENT, NET           552,509     562,623

OTHER ASSETS
  Excess of cost over net assets of
    companies acquired                       332,419     348,696
  Deferred charges and other                  23,711      24,467
                                             356,130     373,163

TOTAL ASSETS                              $1,764,457  $1,803,521



   The accompanying notes are an integral part of the financial statements.


                SEQUA CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
             (Amounts in thousands, except share data)

               LIABILITIES AND SHAREHOLDERS' EQUITY

                                           (Unaudited)
                                            March 31,    December 31,
                                              1994        1993
CURRENT LIABILITIES
  Current maturities of long-term debt   $    40,175   $   23,998
  Accounts payable                           126,296      114,529
  Taxes on income                             14,585       16,357
  Accrued expenses                           225,512      221,654
          Total current liabilities          406,568      376,538

LONG-TERM DEBT, NET OF
  CURRENT MATURITIES                         590,249      624,092

DEFERRED TAXES AND OTHER LONG-TERM
 LIABILITIES
  Deferred taxes on income                    24,542       27,039
  Other long-term liabilities                168,112      200,068
                                             192,654      227,107

SHAREHOLDERS' EQUITY
  Preferred stock--$1 par value,
    1,825,000 shares authorized, 797,000
    shares of $5 cumulative convertible
    stock issued in 1994 and 1993
    (involuntary liquidation value--$26,359
    at March 31, 1994)                           797          797
  Class A common stock--no par value,
    25,000,000 shares authorized, 7,188,000
    shares issued in 1994 and 7,054,000
    shares issued in 1993 stated at            7,188        7,054
  Class B common stock--no par value,
    5,000,000 shares authorized, 3,727,000
    shares issued in 1994 and 3,861,000
    shares in 1993 stated at                   3,727        3,861
  Capital in excess of par value             295,841      295,841
  Cumulative translation adjustment          (14,237)     (16,771)
  Retained earnings                          380,285      383,617
                                             673,601      674,399
  Less:  Cost of treasury stock              (98,615)     (98,615)
    Total shareholders' equity               574,986      575,784

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                  $1,764,457   $1,803,521

   The accompanying notes are an integral part of the financial statements.


                                   SEQUA CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      Year Ended December 31, 1993 and period ended March 31, 1994
                              (Amounts in thousands, except per share data)


                                          Class A   Class B  Capital in    Cum.
                              Preferred   Common    Common   Excess of    Trans.   Retained     Treasury
                                Stock      Stock     Stock   Par Value     Adj.    Earnings      Stock
Balance at December 31, 1992   $  797      $7,042   $3,873   $295,806   $(10,583)  $453,486   $ (98,755)
Net loss                         -           -        -          -          -       (63,982)       -
Revaluation and amortization
 of restricted stock grant       -           -        -            35       -          -            140
Exchange of common stock                       12      (12)
Foreign currency translation
 adjustment                      -           -        -          -        (6,696)      -           -
Sale of foreign subsidiary       -           -        -          -           508       -           -
Cash dividends:
 Class A - $.30 per share        -           -        -          -          -        (1,854)       -
 Class B - $.25 per share        -           -        -          -          -          (870)       -
 Preferred - $2.50 per share
 Preferred dividends in          -           -        -          -          -        (1,581)       -
  arrears* - $2.50 per share      -           -        -          -          -        (1,582)       -

Balance at December 31, 1993   $  797      $7,054   $3,861   $295,841   $(16,771)  $383,617   $ (98,615)
Net loss                         -           -        -          -          -        (2,541)       -
Exchange of common stock         -            134     (134)      -          -          -           -
Foreign currency translation
 adjustment                      -           -        -          -         2,534       -           -
Preferred dividends in
 arrears* - $1.25 per share       -           -        -          -          -          (791)       -

Balance at March 31, 1994      $  797      $7,188   $3,727   $295,841   $(14,237)  $380,285   $ (98,615)

* Aggregate preferred dividends in arrears were $2,373 ($3.75 per share) as of March 31, 1993.

                      SEQUA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)
                                                             For the Three Months
                                                                Ended March 31,
                                                               1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss before income taxes                                  $ (2,958)  $ (3,495)

  Adjustments to reconcile income to net cash
   provided by operating activities:
  Depreciation and amortization                               25,251     27,731
  Provision for losses on receivables                            802      1,312
  Equity in losses of unconsolidated subsidiaries                719      1,530
  Other items not requiring cash                                  65        248

  Changes in operating assets and liabilities:
    Receivables                                               16,347      6,817
    Inventories                                              (29,460)     1,377
    Other current assets                                       9,496        327
    Accounts payable and accrued expenses                     12,745     14,971
    Other long-term liabilities                                 (240)    (1,739)

  Net cash provided by continuing operations
    before income taxes                                       32,767     49,079

  Net cash provided by (used for) discontinued
    operations before income taxes                            26,508    (13,157)

  Income taxes paid, net                                      (2,140)    (4,681)

  Net cash provided by operating activities                   57,135     31,241

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of minority interest in subsidiary                (16,701)      -
  Purchase of property, plant and equipment                  (11,570)   (23,870)
  Sale of property, plant and equipment                        1,626        479
  Other investing activities                                  (5,094)       132

  Net cash used for investing activities                     (31,739)   (23,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                -         3,688
  Payments of debt                                           (18,110)    (4,613)
  Dividends paid                                                -        (2,134)
  Repurchase of accounts receivable sold                        -        (4,000)

  Net cash used for financing activities                     (18,110)    (7,059)

Effect of exchange rate changes on cash
 and cash equivalents                                            (57)       (15)

Net increase in cash and cash equivalents                      7,229        908

Cash and cash equivalents at beginning of period              24,780     14,807

Cash and cash equivalents at end of period                  $ 32,009   $ 15,715

The accompanying notes are an integral part of the financial statements.

               SEQUA CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements of Sequa Corporation (the "Company") include the accounts of all majority-owned subsidiaries including those of Sequa Receivables Corp. ("SRC"), a special purpose corporation formed for the sale of eligible receivables. Under the terms of the receivables purchase agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any distribution to the Company.

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the Company's results for the interim periods presented.
With the exception of accruals for the $5.0 million remedial payment made to the Federal Aviation Administration in April 1993 and termination costs for manpower reductions resulting from the suspension of FAA-authorized repairs at the Orangeburg plant, such adjustments to the March 31, 1993 Consolidated Statement of Income consisted only of normal recurring items. The March 31, 1994 Consolidated Statement of Income includes an accrual for a $1.1 million after-tax extraordinary loss related to the April 1994 in-substance defeasance and subsequent redemption of the Company's
10 1/2% senior subordinated notes and a $3.2 million charge to adjust the carrying value of options sold on interest rate swaps. All other adjustments in the March 31, 1994 interim period consisted of normal recurring items. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - INVENTORIES

     The inventory amounts at March 31, 1994 and December 31, 1993 were as follows:
                                           (Amounts in thousands)
                                        (Unaudited)
                                       March 31, 1994  December 31, 1993
Finished Goods                           $  93,027        $ 73,460
Work in process                            115,303         100,341
Raw materials                              109,916         111,866
Long-term contract costs                     8,452           9,097
Progress payments                           (5,807)         (4,441)
                                          $320,891        $290,323

NOTE 3 - DISCONTINUED OPERATIONS

     Net assets of discontinued operations approximate net realizable value and have been classified as non-current. The net assets of discontinued operations comprise Sequa Capital's remaining investment portfolio and the men's apparel unit and are summarized as follows:

                                                (Amounts in thousands)
                                              (Unaudited)
                                               March 31,   December 31,
                                                 1994         1993
Funds designated for use by Sequa
  Capital                                       $    750     $    571
Receivables, net                                   9,464        6,380
Inventories                                       10,554       10,354
Sequa Capital investment portfolio, net          166,570      176,363
Property, plant, and equipment                     3,492        3,519
Other assets                                      10,734       11,818
  Total assets                                   201,564      209,005

Accounts payable                                   3,262        2,756
Accrued expenses                                  11,899       15,776
Debt                                              24,657         -
Other long-term liabilities                        1,234        1,509
  Total liabilities                               41,052       20,041
Net assets of discontinued operations           $160,512     $188,964

     In March 1994, Sequa Capital received $25.0 million in proceeds from the securitization of its leveraged lease rental stream. The loan is non-recourse to both Sequa Capital and Sequa Corporation and payment of principal and interest is limited to the cash flow generated by the leveraged lease portfolio.


NOTE 4 - LOSS PER SHARE

  Primary losses per common share in 1994 and 1993 were computed by dividing net losses, after deducting dividend requirements on cumulative convertible preferred stock, by the weighted average number of shares of common stock outstanding during the periods. These computations were based on 9,655,000 shares for both of the three month periods in 1994 and 1993.

  Fully diluted loss per common share calculations for the assumed conversion of the cumulative convertible preferred stock were anti-dilutive in the first quarters of 1994 and 1993.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION
                                            (Amounts in thousands)
                                              Three Months Ended
                                                   March 31,
                                                1994       1993
Net cash provided by (used for)
 discontinued operations:
  Provision for losses on leasing assets    $     274   $    616
  Depreciation and amortization                    92        134
  Changes in working capital                   (6,143)    (2,898)
  Increase (decrease) in debt                  24,657    (35,932)
  Decrease (increase) in funds designated
     for use by Sequa Capital                    (179)       572
  Principal repayments on leasing assets        2,455        742
  Sale of leasing assets                        9,636     24,963
  Other changes in net assets                  (4,284)    (1,354)
                                             $ 26,508   $(13,157)

Other supplemental Cash Flow information:

  Interest paid during the three months ended March 31, 1994 and 1993 was $2.2 million and $5.7 million, respectively.

                   PART II - OTHER INFORMATION


Item 1 - LEGAL PROCEEDINGS

     Sequa is involved in a number of claims, lawsuits and proceedings (environmental and otherwise) which arose in the ordinary course of business. Other litigation is pending against Sequa involving allegations that are not routine and include, in certain cases, compensatory and punitive damage claims. Included in this other class of litigation is an arbitration proceeding that was formally commenced in 1992 to resolve a dispute between the Egyptian Air Force and Chromalloy Gas Turbine. In the damage portion of the arbitration hearing in October 1993, Chromalloy Gas Turbine claimed $29.6 million in damages (which includes $17.5 million of net assets in the Company's Consolidated Balance Sheet) and the Egyptian Air Force counterclaimed for $46.5 million in damages.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  (A)   Exhibits

        11 -   Schedule showing calculations of Primary and Fully
               Diluted Loss Per Share for the 3-month periods ended March 31, 1994 and 1993.

  (B)   Reports on Form 8-K

           The Registrant filed a Current Report on Form 8-K, dated January 14, 1994, in connection with the Registrant's sale of ARC Professional Services to Computer Sciences
           Corporation.

   Pursuant to the requirements of the Securities

   Exchange Act of 1934, the Registrant has duly

   caused this report to be signed on its behalf

   by the undersigned thereunto duly authorized.


                      SEQUA CORPORATION



                      BY:/S/ WILLIAM P. KSIAZEK
                         William P. Ksiazek
                         Vice President and Controller



















May 16, 1994