Form 10-Q
period 1994-06-30
SEQUA CORP /DE/
filed 1994-08-09
CIK 95301

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended      June 30, 1994
                               --------------------------------
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------
Commission File Number   1-804
                       -------------------------------------------

                                 SEQUA CORPORATION
- - ------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                         13-188-5030
- - ---------------------------------   ------------------------------

(State or other jurisdiction of    (I.R.S. Employer
 incorporation or organization)      Indentification No.)

200 Park Avenue, New York, New York                 10166
- - -----------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (212) 986-5500
                                                   ---------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes X   No
                          ---    ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class              Outstanding at August 1, 1994
               -----              -----------------------------
Class A Common Stock, no par value        6,328,829
Class B Common Stock, no par value        3,330,778

                       PART I - FINANCIAL INFORMATION
                     SEQUA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME
                (Thousands of dollars except per share data)
                                 (Unaudited)
                                     For the Six Months  For the Three Months
                                       Ended June 30,       Ended June 30,
                                    -------------------  -------------------
                                      1994       1993       1994       1993
                                      ----       ----       ----       ----

Sales and revenues                  $711,680   $839,623   $360,698   $412,402
                                    --------   --------   --------   --------
Costs and expenses
  Cost of sales and revenues         572,583    690,915    292,572    347,961
  Selling, general and
   administrative                    111,523    128,828     57,558     61,024
  Restructuring charges                 -         7,640       -         7,640
                                    --------   --------   --------   --------
                                     684,106    827,383    350,130    416,625
                                    --------   --------   --------   --------

Operating income (loss)               27,574     12,240     10,568     (4,223)

Other income (expense)
  Interest expense                   (29,543)   (33,803)   (14,166)   (16,747)
  Interest income                      1,353      1,158        633        632
  Other, net                          (7,143)    (8,637)    (1,836)    (5,209)
                                    --------   --------   --------   --------

Loss before income taxes              (7,759)   (29,042)    (4,801)   (25,547)

Income tax benefit                     3,950      7,000      2,450      7,000
                                    --------   --------   --------   --------

Loss before extraordinary item        (3,809)   (22,042)    (2,351)   (18,547)

Extraordinary loss on early
   retirement of debt                 (1,083)      -          -          -
                                    --------   --------   --------   --------

Net loss                            $ (4,892)  $(22,042)  $ (2,351)  $(18,547)

Preferred dividend requirements       (1,582)    (1,582)      (791)      (791)
                                    --------   --------   --------   --------

Net loss applicable to common stock $ (6,474)  $(23,624)  $ (3,142)  $(19,338)
                                    ========   ========   ========   ========

Loss per share
  Loss before extraordinary item    $   (.56)  $  (2.45)  $   (.33)  $  (2.00)
  Extraordinary loss on early
   retirement of debt                   (.11)       -          -          -
                                    --------   --------   --------   -------
  Net loss                          $   (.67)  $  (2.45)  $   (.33)  $  (2.00)
                                    ========   ========   ========   =======

Dividends declared per share
    Class A Common                    $    -     $    .30    $    -     $   .150
    Class B Common                         -          .25         -         .125
    Preferred                              -         2.50         -        1.250

[FN]

The accompanying notes are an integral part of the financial statements.


<PAGE

                        SEQUA CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------



SUMMARY BUSINESS SEGMENT DATA (in millions)
- - -------------------------------------------

                                  Sales and          Operating
                                  Revenues         Income (Loss)
                                 Year to Date      Year to Date
                               ----------------  ----------------
                                1994      1993    1994      1993
                                ----      ----    ----      ----
  Aerospace                  $  447.3  $  495.1  $  3.4   $(14.4)
  Machinery & Metal Coatings    109.8     106.0    11.1      7.8
  Specialty Chemicals           118.4     110.7    20.7     19.8
  Other Products                 36.2     127.8     4.6     10.1
  Corporate                        -         -     (12.2)   (11.1)
                             --------  --------  ------   ------
       TOTAL                 $  711.7  $  839.6  $ 27.6   $ 12.2
                             ========  ========  ======   ======

                                  Sales and          Operating
                                  Revenues          Income (Loss)
                                Second Quarter    Second Quarter
                                --------------    ---------------
                                1994      1993     1994     1993
                                ----      ----     ----     ----

  Aerospace                    $217.1   $235.8   $ (4.7)  $(17.1)
  Machinery & Metal Coatings     64.4     54.6      7.6      3.1
  Specialty Chemicals            61.2     58.6     11.1     10.5
  Other Products                 18.0     63.4      2.5      4.9
  Corporate                         -        -       (5.9)    (5.6)
                               ------   ------    ------    -----
       TOTAL                   $360.7   $412.4   $ 10.6    $(4.2)
                               ======   ======   ======    =====

Sales and Revenues
- - ------------------

     Overall sales declined 15% or $127.9 million for the six months and 12% or $51.7 million for the second quarter of 1994, when compared with the same periods of 1993. During 1993 and early 1994, the Company sold the ARC Professional Services Group (PSG), three Gas Turbine units and two Northern Can Systems (NCS) can plants, which had contributed sales of $122.9 and $67.7 million in the six- and three-month periods of 1993. It should also be noted that both 1993 periods were severely affected by the suspension of F.A.A. authorized repair operations at the Gas Turbine plant in Orangeburg, New York, for virtually the entire second quarter.

     Sales of the Aerospace segment declined 10% and 8% in the respective six- and three- month periods. At the Gas Turbine unit, sales declined 7% in both periods. Both 1994 periods were affected by the disposition of three units as part of the restructuring plan. In the second quarter of 1994, sales at the Orangeburg plant were at their highest quarterly level since the resumption of F.A.A. authorized repair operations in June 1993, but remain at approximately half what they were before the suspension. A portion of Orangeburg's lower sales base is attributable to a reallocation of certain repair activities among other Gas Turbine units. The balance reflects lost market share and continued sluggishness in market place demand, the latter a factor that has affected all domestic Gas Turbine units. In both 1994 periods, sales of units in Europe improved from the weak preceding year results.
Management does not expect improvement in the domestic markets served by Gas Turbine in the short term.

     At the ARC propulsion unit, sales declined 17% year to date and 19% in the second quarter, as continued restrictions in domestic defense spending led to reduced requirements for three major programs: MLRS, Stinger and Tomahawk. These declines were partially offset by increased revenues from the Trident D-5 program and increased sales of igniters and propellant for automotive airbags. Full year sales of the propulsion unit are expected to be down approximately 15% in 1994. At the Kollsman unit, six-month sales declined 15%, while second-quarter sales rose 7%. Both periods benefitted from improvements in the electro-optics product line, as a result of a new program to upgrade the Cobra helicopter, as well as improvement in foreign military sales.
Sales of the avionics and medical instrumentation product lines were lower in both periods.

     Sales of the Machinery and Metal Coatings segment increased 4% for the six months and 18% for the second quarter. At the Precoat Metals operation, sales increased 11% in both periods, as higher sales to the building products market more than offset a decline in sales to the container industry. Conditions in the building products market remain strong, while the decline in container sales reflects a loss of a portion of the volume at a major customer, as

Sales and Revenues (con't)
- - ------------------

well as pricing pressure. Precoat's new plant in Jackson, Mississippi is scheduled to come on line in September 1994 and the division's sales are expected to remain strong in the third quarter. Can Machinery sales declined 5% year-to-date and advanced 22% in the second quarter, the latter as a result of strong gains in the can decorating product line. On a year-to-date basis, sales of can forming equipment increased, while sales of can decorating equipment lagged the previous year. Based on current backlog, management anticipates that 1994 sales will be at least 10% lower than in 1993. At the auxiliary press equipment unit, six-month sales were slightly lower than in the previous year, but second quarter sales advanced sharply, as shipments of flying pasters increased during the period. Management currently anticipates that 1994 sales of auxiliary press equipment will compare favorably with 1993.

     Sales of the Specialty Chemicals segment advanced in both periods. At the overseas unit, local currency sales were higher for the six months and on a par with a strong 1993 second quarter. Demand for TAED -- a detergent additive that is the unit's main product -- remains strong, although the benefits of higher volume were tempered by lower selling prices in both 1994 periods. The domestic unit posted higher sales of every major product except paper coatings, which declined due to industry-wide weakness. In the second quarter, sales of specialty polymers advanced more than 50%, reflecting increased market penetration derived from the introduction of new products. The sales patterns at both units are expected to continue in the third quarter.

     Sales of the Other Products segment (formerly the Professional Services and Other Products segment) declined 72% in both 1994 periods, due entirely to the disposition of the ARC PSG unit and two NCS can plants in 1993. On a pro forma basis -- excluding the sales of divested units -- sales advanced 14% in the six months and 16% in the second quarter, with all three units recording increases in both periods. At the automotive products unit, sales increased 17% year to date and 18% in the second quarter, with increased domestic sales of power outlets and electronic monitoring devices augmenting increased levels of cigarette lighter sales. At NCS, sales of can ends increased 10% year to date and 12% in the second quarter. At Centor, the real estate unit, rental income increased modestly as the transfer of one property to the unit's asset base was largely offset by lower rental revenue from the main property in Clayton, Missouri.

Operating Income
- - ----------------

     The results of the Aerospace segment improved substantially in the first half of 1994, with a small profit recorded for the six months and a small loss for the second quarter. The 1993 periods

Operating Income (con't)
- - ----------------

included significant costs related to the government investigation of the Company's Gas Turbine facility in Orangeburg, New York, as well as losses stemming from suspension of F.A.A. authorized repair activities at the plant for most of the second quarter. Gas Turbine's results for both 1994 periods were affected by two unusual charges -- a $6.0 million provision to cover the unanticipated loss of a lawsuit (see "Legal Proceedings" for additional details) and a $4.3 million charge to income for the correction of an accounting irregularity (see "Other Matters" for additional details) -- which converted a small operating profit to a loss for both periods. From the standpoint of operations, Gas Turbine continues to confront poor overall market conditions and the challenge of restoring its Orangeburg facility's position in the industry. At the ARC propulsion unit, operating profits declined in both 1994 periods, primarily as the result of lower sales and a second quarter provision stemming from technical difficulties in a liquid propellant rocket motor program. At the Kollsman unit, profits for the six months were on a par with the year earlier, while second-quarter profits rose from a low 1993 base. Both periods benefitted from strong electro-optics sales and from reduced operating expenses.

     Operating income in the Machinery and Metal Coatings segment increased 42% for the six months and 148% for the second quarter of 1994. It should be noted that results for both 1993 periods were reduced by a restructuring provision of $2.8 million at the can machinery operation. Without this charge, the segment's operating income was on a par with the first six months of 1993 and up 28% for the second quarter. At the Precoat Metals unit, the increased profits resulting from higher sales to the building products market were partially offset by declines in container sales and expenses related to the start-up of the new Jackson facility. Profits (excluding the 1993 restructuring charge) of the can machinery operation for both 1994 periods were on a par with 1993 levels. At the auxiliary press equipment unit, second-quarter losses narrowed from the year earlier largely due to improved sales levels partially offset by pricing pressures. Although losses are expected to continue at this unit in the third quarter, current booking trends indicate a profitable fourth quarter.

     Operating income in the Specialty Chemicals segment advanced approximately 5% in the six months and second quarter, with increases at both operating units. At the overseas unit, profits increased modestly in both periods, as the benefits of higher sales and manufacturing efficiencies were tempered by lower selling prices and increased research and development costs. The domestic unit recorded solid advances in both periods, as the benefits of increased sales were partially offset by an unfavorable sales mix shift and increased environmental costs. In addition, this operation incurred higher marketing and selling expenses related

Operating Income (con't)
- - ----------------

to the introduction of a new paper specialties product line and acceleration of a direct sales effort in Europe. Continued strong operating results are expected for both units in this segment in the third quarter.

     Operating income in the Other Products segment declined 54% year to date and 50% in the second quarter. Excluding profits of the units sold during 1993, operating income would have increased modestly in both periods. Profits at the automotive products unit increased in both periods as the benefits of higher sales were partially offset by start-up costs related to the move to a new facility, as well as increased product development costs. At NCS, year-to-date profits from the lid operation were down from the prior year as the benefits of higher sales were offset by reduced plant absorption due to lower volume. Results for the second quarter were on a par with the 1994 period. At Centor, current year results were in line with prior year results in both periods.

Restructuring Charges
- - ---------------------

     During the second and third quarters of 1993, the Company recorded $7.6 million and $19.0 million, respectively, in restructuring costs largely related to Gas Turbine's plan to reduce its investment in units engaged in activities other than the repair of components for flight engines. In the second quarter of 1994, the Company sold two Gas Turbine units primarily engaged in engine overhaul and a small unit primarily engaged in the manufacture of aircraft parts for an aggregate sale price of approximately $59.3 million. Losses on these disposals were in line with amounts recorded by the Company during 1993. As of June 30, 1994, $14.6 million of the restructuring reserve remained in accrued expenses. Management does not anticipate material net cash outlays to be associated with future charges to the remaining restructuring reserve.

Interest Expense
- - ----------------

     The decrease in interest expense of approximately $4.3 million during the 1994 six-month period and approximately $2.6 million in the second quarter of 1994 was primarily due to a decrease in average borrowings attributable to the Company's cash generation program.

Other, Net
- - ----------

     During the six-month period ended June 30, 1994, Other, net included a $2.7 million charge to adjust the carrying value of options sold on interest rate swaps. This charge includes a $0.5 million favorable adjustment during the second quarter of 1994. Other, net also includes a $1.3 million charge in both six-month

Other, Net (con't)
- - ----------

periods of 1994 and 1993 and a $0.7 million charge in both three-month periods for discount expenses related to the Company's sale of accounts receivable. The Company recorded equity losses in its unconsolidated airbag businesses of $1.6 million and $4.0 million in the six-month periods of 1994 and 1993, respectively, and $0.8 million and $2.4 million in the three-month periods. Other, net includes $1.3 million and $1.6 million charges for the amortization of capitalized debt costs in the six-month periods of 1994 and 1993, respectively, and $0.6 million and $0.9 million in the three-month periods.

Income Tax Provision
- - --------------------

     The effective tax rates for the six-month periods in 1994 and 1993 were 51% and 24%, respectively, and 51% and 27% for the three-month periods ended June 30, 1994 and 1993, respectively. These tax rates were based upon estimated annual pre-tax accounting earnings in 1994 and estimated annual pre-tax losses in 1993. The estimates were adjusted for goodwill amortization, a provision for state income and franchise taxes, and the favorable tax treatment of earnings of the Company's foreign sales corporations.

Liquidity
- - ---------

     In March 1994, Sequa Capital, a discontinued operation, received $25.0 million in proceeds from the nonrecourse securitization of its leveraged lease portfolio. Proceeds from this financing arrangement were primarily used to reduce debt of continuing operations. Management's continuing effort to liquidate Sequa Capital, through asset sales and portfolio run-off, generated an additional $11.5 million during the six months ended June 30, 1994.

     During the second quarter of 1994, the Company completed the sale of three Gas Turbine units engaged primarily in activities other than basic component repair of flight engines for an aggregate sale price of approximately $59.3 million, of which $52.4 million has been received in cash as of June 30, 1994. The proceeds from the businesses sold were used to fund operations and to extinguish the remaining $33.5 million principal balance of the Company's 10 1/2% senior subordinated notes due 1998 which were called in April 1994. The early retirement of this debt resulted in an extraordinary loss of $1.1 million, net of tax benefits of $0.6 million.

     The dividend restrictions under the terms of the 10 1/2% senior subordinated notes have been eliminated by the full redemption of the related indebtedness; however, pursuant to the terms of the Company's senior notes due 2001 and the senior subordinated notes due 2003, the Company's earnings must be sufficient to maintain a consolidated interest coverage ratio of
2.0 to 1.0 to permit the Company to pay dividends among other

Liquidity (con't)
- - ---------

restricted activities. While the Company met the minimum consolidated interest coverage ratio at June 30, 1994, the Company is precluded from paying dividends during the third quarter of 1994 as the debt covenants require the pro forma effect of such dividend payments to be included in the second quarter 1994 calculation. The resultant June 1994 pro forma consolidated interest coverage ratio would fall below 2.0 to 1.0 if the Company paid dividends during the third quarter of 1994.

     Management anticipates that cash flow from operations, proceeds from the divestiture of the remaining discontinued operations and other assets, the $90.5 million of credit available at August 2, 1994 under the revolving credit agreement, plus cash and cash equivalents on hand at June 30, 1994 will be more than sufficient to fund the Company's operations for the foreseeable future.

Backlog
- - -------

     The businesses of Sequa for which backlogs are significant are the Kollsman division, the Turbine Airfoils, Caval Tool and Castings units of Gas Turbine, and the ARC Propulsion operations of the Aerospace segment; and the Can Machinery and MEG operations of the Machinery and Metal Coatings segment. The aggregate dollar amount of backlog in these segments at June 30, 1994 was $367.3 million ($369.7 million at December 31, 1993). There is no seasonal variation in the Company's backlog.

Environmental Matters
- - ---------------------

     The Company's environmental department, under senior management direction, manages all activities related to the Company's involvement in environmental clean-up. This department establishes the projected range of expenditures for individual sites with respect to which the Company may be considered a potentially responsible party under applicable federal or state law. These projected expenditures, which are reviewed periodically, include: remedial investigation and feasibility studies; outside legal, consulting and remediation project management fees; the projected cost of remediation activities; site closure and post-remediation monitoring costs. The assessments take into account currently available facts, existing technology, presently enacted laws, past expenditures, and other potentially responsible parties and their probable level of involvement. Outside technical, scientific and legal consulting services are used to support management's assessments of costs at significant individual sites.

Environmental Matters (con't)
- - ---------------------

     It is the Company's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $24 million to $66 million. At June 30, 1994, the Company's balance sheet includes accruals for remediation costs of $51.7 million, which represents the best estimate within this range. These accruals, which are generally included in other long-term liabilities, are at undiscounted amounts. While the possibility of recovery of some of the costs from insurance companies exist, the Company does not recognize these recoveries in its financial statements until they are realized. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     In connection with a grand jury investigation being conducted by the United States Attorney's Office in the Southern District of Florida, federal, state and local environmental agents executed a search warrant on June 2, 1994 at TurboCombustor Technologies Inc. (TCT), a subsidiary of Chromalloy Gas Turbine Corporation, located in Stuart, Florida. TCT is cooperating with this investigation, which involves the manner in which TCT neutralizes and disposes of certain hazardous waste water. Government sources have stated publicly that no health risk was posed by the alleged discharges. To date, the U.S. Attorney's Office has not provided TCT with any more specific information.

     The Company is committed to conducting its operations in full compliance with all federal, state and local environmental laws and regulations. In furtherance of such objective, TCT is reviewing its environmental health and safety procedures and providing additional training to all employees. Based upon the information known to the Company at this preliminary stage, management is not in a position to make an assessment as to whether this matter is material.

     With respect to all known environmental liabilities, it is currently estimated that the Company will spend in the range of $8 million to $12 million in 1994 and between $5 million to $7 million during each of the following several years. Actual remedial expenditures for the first six months of 1994 were approximately $5.1 million.

Other Matters
- - -------------

     Recently the Company uncovered accounting irregularities at one of the domestic Chromalloy Gas Turbine plants, through which operating income for 1993 and the first quarter of 1994 was overstated by approximately $3.9 million and $0.4 million, respectively, and after-tax losses were understated by approximately $2.4 million or $.25 per share in 1993 and $0.2 million or $.02 per share in the first quarter of 1994. In the second quarter of 1994, the Company recorded correcting entries which reduced operating income by $4.3 million and increased the after-tax loss by $2.1 million or $.22 per share. Preliminary findings of an ongoing internal review indicate that the 1993 amount was largely confined to the fourth quarter. After reviewing the issue with its independent auditors, the Company has concluded that no restatement of prior period financial statements is required since the net adjustments are not material to the Company's financial position or results of operations for the affected reporting periods. Additionally, it should be noted that the irregularities had no cash impact.

     Management believes that these irregularities resulted from the isolated actions of certain individuals at the plant. Such individuals are no longer employees.

     Management believes that the Company's internal controls are adequate. However, this situation has prompted management to initiate a review by the Company's internal audit group of certain of Gas Turbine's internal control systems and to engage the Company's independent auditors to review certain of Gas Turbine's internal control procedures.

               SEQUA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                     (AMOUNTS IN THOUSANDS)


                             ASSETS

                                       (Unaudited)
                                         June 30,      December 31,
                                          1994             1993
                                      ------------     -----------
CURRENT ASSETS
  Cash and cash equivalents            $   36,764      $   24,780
  Receivables (less allowances of
    $11,036 and $10,892)                  220,536         227,688
  Unbilled receivables (less allowances
    of $13,404 and $13,165)                39,765          55,451
  Inventories                             284,267         290,323
  Other current assets                     39,321          63,350
                                       ----------      ----------
          Total current assets            620,653         661,592
                                       ----------      ----------

INVESTMENTS

  Net assets of discontinued operations   155,432         188,964
  Non-current receivables and other
    investments                            24,030          17,179
                                       ----------      ----------
                                          179,462         206,143
                                       ----------      ----------

PROPERTY, PLANT AND EQUIPMENT, NET        541,344         562,623
                                       ----------      ----------

OTHER ASSETS
  Excess of cost over net assets of
    companies acquired                    329,807         348,696
  Deferred charges and other               22,273          24,467
                                       ----------      ----------
                                          352,080         373,163
                                       ----------      ----------

TOTAL ASSETS                           $1,693,539      $1,803,521
                                       ==========      ==========

[FN]
The accompanying notes are an integral part of the financial statements.

TABLE

               SEQUA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                       (Unaudited)
                                         June 30,      December 31,
                                           1994            1993
                                       -----------     -----------

CURRENT LIABILITIES
  Current maturities of
    long-term debt                     $    5,687      $   23,998
  Accounts payable                        109,633         114,529
  Taxes on income                          18,954          16,357
  Accrued expenses                        209,524         221,654
                                       ----------      ----------
     Total current liabilities            343,798         376,538
                                       ----------      ----------

LONG-TERM DEBT, NET OF
  CURRENT MATURITIES                      590,610         624,092
                                       ----------      ----------

DEFERRED TAXES AND OTHER LIABILITIES
  Deferred taxes on income                 16,998          27,039
  Other long-term liabilities             162,714         200,068
                                       ----------      ----------
                                          179,712         227,107
                                       ----------      ----------

SHAREHOLDERS' EQUITY
  Preferred stock--$1 par value,
    1,825,000 shares authorized,
    797,000 shares of $5 cumulative
    convertible stock issued in 1994
    and 1993 (involuntary
    liquidation value--$26,359 at
    June 30, 1994)                            797             797
  Class A common stock--no par value,
    25,000,000 shares authorized,
    7,188,000 shares issued in 1994
    and 7,054,000 shares issued in
    1993 stated at                          7,188           7,054
  Class B common stock--no par value,
    5,000,000 shares authorized,
    3,727,000 shares issued in 1994
    and 3,861,000 shares issued in
    1993 stated at                          3,727           3,861
  Capital in excess of par value          295,841         295,841
  Cumulative translation adjustment        (6,664)        (16,771)
  Retained earnings                       377,145         383,617
                                       ----------      ----------
                                          678,034         674,399
  Less:  Cost of treasury stock           (98,615)        (98,615)
                                       ----------      ----------
    Total shareholders' equity            579,419         575,784

                                       ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                               $1,693,539      $1,803,521
                                       ==========      ===========

[FN]
The accompanying notes are an integral part of the financial statements.

                               SEQUA CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   YEAR ENDED DECEMBER 31, 1993 AND PERIOD ENDED JUNE 30, 1994
                          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       Class A Class B  Capital in    Cum.
                             Preferred Common  Common   Excess of    Trans.   Retained   Treasury
                               Stock    Stock   Stock   Par Value     Adj.    Earnings    Stock
                               -----   ------- -------  ----------   ------   --------   --------
Balance at December 31, 1992   $  797  $7,042  $3,873   $295,806   $(10,583)  $453,486  $ (98,755)
Net Loss                         -       -       -          -          -       (63,982)      -
Revaluation and amortization
 of restricted stock grant       -       -       -            35       -          -           140
Exchange of common stock         -         12     (12)      -          -          -          -
Foreign currency translation
 adjustment                      -       -       -          -        (6,696)      -          -
Sale of foreign subsidiary       -       -       -          -           508       -          -
Cash dividends:
 Class A - $.30 per share        -       -       -          -          -        (1,854)      -
 Class B - $.25 per share        -       -       -          -          -          (870)      -
 Preferred - $2.50 per share     -       -       -          -          -        (1,581)      -
Preferred dividends in
 arrears* - $2.50 per share      -       -       -          -          -        (1,582)      -
                               ------  ------  ------   --------   --------   --------  ---------
Balance at December 31, 1993   $  797  $7,054  $3,861   $295,841   $(16,771)  $383,617  $ (98,615)
Net Loss                         -       -       -          -          -        (4,892)      -
Exchange of common stock         -        134    (134)      -          -          -          -
Foreign currency translation
 adjustment                      -       -       -          -         8,121       -          -
Sale of foreign subsidiary       -       -       -          -         1,986       -          -
Preferred dividends in
 arrears* - $2.50 per share      -       -       -          -          -       (1,582)       -
                               ------  ------  ------   --------   --------  --------   ---------
Balance at June 30, 1994       $  797  $7,188  $3,727  $ 295,841   $ (6,664)  $377,143  $ (98,615)
                               ======  ======  ======  =========   ========   ========  =========

[FN]

* Aggregate preferred dividends in arrears were $3,164 ($5.00 per share) as of June 30, 1994.

                      SEQUA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)
                                                           For the Six Months
                                                             Ended June 30,
                                                           ------------------
                                                            1994       1993
                                                            ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  LOSS BEFORE INCOME TAXES                              $  (7,759)   $(29,042)

  Adjustments to reconcile loss to net cash
    provided by operating activities:
         Depreciation and amortization                     49,835      55,351
         Provision for losses on receivables                1,101       2,704
         Equity in losses of joint ventures                 1,199       3,886
         Other items not requiring cash                       159         720

  Changes in operating assets and liabilities,
    net of businesses sold:
         Receivables                                        8,846      27,989
         Inventories                                      (33,199)     11,515
         Other current assets                              20,175         591
         Accounts payable and accrued expenses             (5,324)     18,272
         Other long-term liabilities                       (3,875)      9,161
         Funding of insurance reserves                       -        (24,239)
                                                         --------    --------

  Net cash provided by continuing operations
    before income taxes                                    31,158      76,908
  Net cash provided by (used for) discontinued
    operations before income taxes                         30,982     (10,007)
  Income taxes paid, net                                   (3,069)     (7,152)
                                                         --------    --------
    Net cash provided by operating activities              59,071      59,749
                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Businesses sold                                          52,448       9,329
  Purchase of minority interest in subsidiary             (16,701)       -
  Purchase of property, plant and equipment               (28,918)    (45,274)
  Sale of property, plant and equipment                     5,012       2,243
  Other investing activities                               (5,379)     (1,696)
                                                         --------    --------
    Net cash provided by (used for) investing
      activities                                            6,462     (35,398)
                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                            1,206      11,087
  Payments of debt                                        (20,244)    (16,650)
  Early retirement of debt                                (34,839)       -
  Dividends paid                                             -         (4,286)
  Repurchase of accounts receivable sold                     -        (19,000)
                                                         --------    --------
    Net cash used for financing activities                (53,877)    (28,849)
                                                         --------    --------

Effect of exchange rate changes on cash
  and cash equivalents                                        328        (358)
                                                         --------    --------
Net increase (decrease) in cash and cash equivalents       11,984      (4,856)
Cash and cash equivalents at beginning of period           24,780      14,807
                                                         --------    --------

Cash and cash equivalents at end of period               $ 36,764    $  9,951
                                                         ========    ========

[FN]
The accompanying notes are an integral part of the financial statements.

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

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the Company's results for the interim periods presented. With the exception of accruals for the $5.0 million remedial payment made to the Federal Aviation Administration in April 1993, a $2.5 million accrual for the testing of jet engine parts, $4.8 million of restructuring charges related to Gas Turbine's plan to reduce its investment in units engaged in activities other than the repair of components for flight engines, and a $2.8 million restructuring provision of the can machinery operation, such adjustments to the June 30, 1993 Consolidated Statement of Income consisted only of normal recurring items. The June 30, 1994 Consolidated Statement of Income includes a $6.0 million accrual for the unexpected loss of a lawsuit, a $4.3 million charge to correct an accounting irregularity, a $2.7 million charge to adjust the carrying value of options sold on interest rate swaps and a $1.1 million after-tax extraordinary loss related to the redemption of the Company's 10 1/2% senior subordinated notes. All other adjustments in the June 30, 1994 interim period consisted of normal recurring items. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the six months ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - INVENTORIES

     The inventory amounts at June 30, 1994 and December 31, 1993 were as follows:

                                    (Thousands of Dollars)
                               (Unaudited)
                              June 30, 1994   December 31, 1993
                             --------------   -----------------
Finished Goods                  $ 68,686          $ 73,460
Work in process                   82,148           100,341
Raw materials                    128,065           111,866
Long-term contract costs           9,519             9,097
Progress payments                 (4,151)           (4,441)
                                 --------         --------
                                $284,267          $290,323
                                 ========         ========


NOTE 3 - DISCONTINUED OPERATIONS

     Net assets of discontinued operations approximate net
realizable value and have been classified as non-current.
The net assets of discontinued operations comprise Sequa
Capital's remaining investment portfolio and the men's apparel unit and are summarized as follows:
                                        (Amounts in thousands)
                                      (Unaudited)
                                        June 30,   December 31,
                                          1994         1993
                                        --------     --------
Funds designated for use by
  Sequa Capital                         $    619     $    571
Receivables, net                           6,067        6,380
Inventories                               11,553       10,354
Sequa Capital investment portfolio, net  164,201      176,363
Property, plant, and equipment             3,721        3,519
Other assets                              10,477       11,818
                                        --------     --------
  Total assets                           196,638      209,005
                                        --------     --------

Accounts payable                           3,721        2,756
Accrued expenses                          11,756       15,776
Debt                                      24,657         -
Other long-term liabilities                1,072        1,509
                                        --------     --------
  Total liabilities                       41,206       20,041
                                        --------     --------

  Net assets of discontinued
    operations                          $155,432     $188,964
                                        ========     ========

NOTE 4 - LOSSES PER SHARE

     Primary losses per common share in 1994 and 1993 were computed by dividing net losses, after deducting dividend requirements on cumulative convertible preferred stock, by the weighted average number of shares of common stock outstanding during the periods. These computations were based on 9,655,000 shares for the six and three month periods in both 1994 and 1993.

     Fully diluted losses per common share calculations for the assumed conversion of the cumulative convertible preferred stock were anti-dilutive in both the six-month and three-month periods of 1994 and 1993.


NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

                                           (Amounts in thousands)
                                                (Unaudited)
                                          Six Months Ended June 30,
                                          -------------------------
                                               1994         1993
                                               ----         ----
Net cash provided by (used for)
   discontinued operations:
 Provision for losses on leasing assets      $    310    $  1,264
 Depreciation and amortization                    203         278
 Changes in working capital                    (3,276)        834
 Increase (decrease) in debt                   24,657     (37,432)
 Increase in Sequa Capital cash                   (48)     (1,527)
 Principal repayments on leasing assets         4,769       1,451
 Sale of leasing assets                         6,752      28,449
 Other changes in net assets                   (2,385)     (3,324)
                                             --------    --------
                                             $ 30,982    $(10,007)
                                             ========    ========

     In March 1994, Sequa Capital received $25.0 million in proceeds from the nonrecourse securitization of its leveraged lease portfolio.

Other supplemental Cash Flow information:

     Interest paid during the six months ended June 30, 1994 and 1993 was $30.1 million and $32.2 million, respectively.

                   PART II - OTHER INFORMATION
                   ---------------------------

ITEM 1 - LEGAL PROCEEDINGS
         -----------------

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

     An adverse judgment in the amount of $6.0 million was entered against Chromalloy Gas Turbine Corporation (d/b/a Chromalloy Aeroservices and Chromalloy Aeroservices International, Ltd.) in the District Court of Dallas County, Texas (68th Judicial District) on July 25, 1994. This judgment was the result of a jury finding that Chromalloy breached an alleged 1987 oral contract with an independent sales agent, Hassan M.K. Elwakil, plus a finding that the agent had been slandered in 1989. This action was commenced in June 1991. The June 30, 1994 Consolidated Statement of Income includes a charge of $6.0 million for the unexpected loss of this lawsuit. Chromalloy is filing post-verdict motions and intends to vigorously pursue an appeal of this judgement.

     In connection with a grand jury investigation being conducted by the United States Attorney's Office in the Southern District of Florida, federal, state and local environmental agents executed a search warrant on June 2, 1994, at TurboCombustor Technologies Inc.
(TCT), a subsidiary of Chromalloy Gas Turbine Corporation, located in Stuart, Florida. TCT is cooperating with this investigation, which involves the manner in which TCT neutralizes and disposes of certain hazardous waste water. Government sources have stated publicly that no health risk was posed by the alleged discharges. To date, the U.S. Attorney's Office has not provided TCT with any more specific information.

     The Company is committed to conducting its operations in full compliance with all federal, state and local environmental laws and regulations. In furtherance of such objective, TCT is reviewing its environmental health and safety procedures and providing additional training to all employees. Based upon the information known to the Company at this preliminary stage, management is not in a position to make an assessment as to whether this matter is material.

     The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings referred to above

ITEM 1 - LEGAL PROCEEDINGS (con't)
         -----------------

cannot be estimated with any certainty. However, in the opinion of management, based on its examination of such matters, its experience to date and discussions with counsel, the ultimate outcome of these contingencies, net of liabilities already accrued in the Company's Consolidated Balance Sheet, is not expected to have a material adverse effect on the Company's consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a material impact on the Company's results of operations for that period.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

       (A) Exhibits

           11 - Schedule showing calculations of Primary and Fully
                Diluted Losses Per Share for the six-month and three-month periods ended June 30, 1994 and 1993.

       (B) Reports on Form 8-K

                No report on Form 8-K was filed during the three-month period ended June 30, 1994.

       Pursuant to the requirements of the Securities

       Exchange Act of 1934, the Registrant has duly

       caused this report to be signed on its behalf

       by the undersigned thereunto duly authorized.


           SEQUA CORPORATION



           BY:/S/ WILLIAM P. KSIAZEK
              -----------------------------
              William P. Ksiazek
              Vice President and Controller












August 8, 1994