Form 10-Q
period 1994-09-30
SEQUA CORP /DE/
filed 1994-11-14
CIK 95301

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended      September 30, 1994
                                ----------------------------
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------
Commission File Number   1-804
                       -------------------------------------------
                                 SEQUA CORPORATION
- ------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                         13-188-5030
- ----------------------------       -----------------------------
(State or other jurisdiction of    (I.R.S. Employer
 incorporation or organization)      Indentification No.)

200 Park Avenue, New York, New York                 10166
- -----------------------------------     -------------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (212) 986-5500
                                                   ----------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes X   No
                          ---    ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class              Outstanding at November 1, 1994
               -----              -------------------------------
Class A Common Stock, no par value        6,508,829
Class B Common Stock, no par value        3,330,778

                       PART I - FINANCIAL INFORMATION
                     SEQUA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME
                (Thousands of dollars except per share data)
                                 (Unaudited)
                                    For the Nine Months  For the Three Months
                                    Ended September 30,   Ended September 30,
                                    -------------------  --------------------
                                      1994       1993       1994       1993
                                      ----       ----       ----       ----
Sales and revenues                $1,042,479 $1,246,834   $330,799   $407,211
                                  ---------- ----------   --------   --------
Costs and expenses
  Cost of sales and revenues         839,294  1,021,112    266,711    330,197
  Selling, general and
   administrative                    162,879    190,009     51,356     61,181
  Restructuring charges                 -        26,640        -       19,000
                                   --------- ----------  ---------   --------
                                   1,002,173  1,237,761    318,067    410,378
                                   --------- ----------  ---------   ---------
Operating income (loss)               40,306      9,073     12,732     (3,167)

Other income (expense)
  Interest expense                   (44,637)   (50,555)   (15,094)   (16,752)
  Interest income                      1,929      1,781        576        623
  Other, net                         (12,444)   (14,119)    (5,301)    (5,482)
                                   --------- ----------   --------   --------
Loss before income taxes             (14,846)   (53,820)    (7,087)   (24,778)

Income tax (provision) benefit         2,650      8,600     (1,300)     1,600
                                   --------- ----------    -------   --------
Loss before extraordinary item       (12,196)   (45,220)    (8,387)   (23,178)

Extraordinary loss on early
   retirement of debt                 (1,083)      -           -         -
                                   --------- ----------   --------   --------
Net loss                           $ (13,279)$  (45,220) $  (8,387)  $(23,178)

Preferred dividend requirements       (2,373)    (2,373)      (791)      (791)
                                   --------- ----------  ---------   --------
Net loss applicable to
  common stock                     $ (15,652)$  (47,593) $  (9,178)  $(23,969)
                                   ========= ==========  =========   ========
Loss per share
  Loss before extraordinary item    $  (1.51)  $  (4.93)  $   (.94)  $  (2.48)
  Extraordinary loss on early
   retirement of debt                   (.11)       -          -          -
                                    --------   --------   --------   -------
  Net loss                          $  (1.62)  $  (4.93)  $   (.94)  $  (2.48)
                                    ========   ========   ========   ========
Dividends declared per share
    Class A Common                  $    -     $    .30   $    -     $    -
    Class B Common                       -          .25        -          -
    Preferred                            -         2.50        -          -

The accompanying notes are an integral part of the financial statements.
/TABLE

                        SEQUA CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------



SUMMARY BUSINESS SEGMENT DATA (in millions)
- -------------------------------------------
                                  Sales and          Operating
                                  Revenues         Income (Loss)
                                 Year to Date      Year to Date
                               ---------------   ----------------
                                1994      1993    1994      1993
                                ----      ----    ----      ----
  Aerospace                  $  633.5  $  721.3  $  2.0   $(34.7)
  Machinery & Metal Coatings    175.5     174.6    19.2     17.6
  Specialty Chemicals           179.9     164.1    30.8     28.9
  Other Products                 53.6     186.8     6.8     14.1
  Corporate                        -         -    (18.5)   (16.8)
                             --------  --------   -----    -----
       TOTAL                 $1,042.5  $1,246.8  $ 40.3   $  9.1
                             ========  ========  ======   ======

                                  Sales and          Operating
                                  Revenues          Income (Loss)
                                 Third Quarter     Third Quarter
                                --------------    ---------------
                                1994      1993     1994     1993
                                ----      ----     ----     ----
  Aerospace                    $186.1   $226.2   $ (1.4)  $(20.3)
  Machinery & Metal Coatings     65.7     68.5      8.1      9.8
  Specialty Chemicals            61.6     53.5     10.1      9.1
  Other Products                 17.4     59.0      2.2      3.9
  Corporate                       -         -      (6.3)    (5.7)
       TOTAL                   $330.8   $407.2   $ 12.7   $ (3.2)
                               ======   ======   ======   ======

Sales and Revenues
- ------------------
     Overall sales declined 16% or $204.4 million for the nine months and 19% or $76.4 million for the third quarter of 1994, when compared with the same periods of 1993. Of the total sales declines, $187.9 million for the nine months and $65.0 million for the three months reflect the disposition of several business units (the ARC Professional Services Group (PSG), three Gas Turbine units and two Northern Can Systems (NCS) can plants) in late 1993 and early 1994.

     Sales of the Aerospace segment declined 12% and 18% in the respective nine- and three-month periods. At the Gas Turbine unit, sales declined 11% year-to-date and 18% in the third quarter. Both 1994 periods were affected by the disposition of three units as part of the restructuring plan. Excluding the impact of these dispositions, sales were on a par with the 1993 nine months and down 3% in the third quarter. In the third quarter of 1994, sales at the Orangeburg plant remained at approximately half what they were before the suspension of F.A.A. authorized repair operations. A portion of Orangeburg's lower sales base is attributable to a reallocation of certain repair activities among other Gas Turbine units. The balance reflects lost market share and continued sluggishness in market place demand, the latter a factor that has affected all domestic Gas Turbine units. In both 1994 periods, sales of units in Europe improved from the low levels of the preceding year. Management does not expect improvement in the domestic markets served by Gas Turbine in the short term.

     Sales of the ARC propulsion unit declined 14% and 8% in the respective nine- and three-month periods, as continued restrictions in domestic defense spending led to reduced requirements for many programs, most notably, MLRS, Stinger, and Tomahawk. These declines were partially offset by increased revenues from the Trident D-5 program and increased sales of igniters and propellant for automotive airbags. Full-year sales of the propulsion unit are expected to decline by approximately 15%. At the Kollsman unit, sales declined 19% and 27% in the respective nine- and three-month periods, with declines in all major product lines.

     Sales of the Specialty Chemicals segment advanced 10% in the nine months and 15% in the third quarter, with both the overseas and domestic units ahead in both periods. At the overseas unit, increased sales of detergent additives, and a favorable foreign exchange rate swing were the primary factors in the sales advance. In both periods, the domestic unit posted higher sales of every major product, except paper coatings which did not begin to rebound until the third quarter. Sales of specialty polymers continued to advance strongly, primarily due to increased market penetration derived from the introduction of new products.

Sales and Revenues  (con't)
- ------------------
     Sales of the Machinery and Metal Coatings segment were on a par with 1993 nine-month results and down for the third quarter.
In both periods, advances at the Precoat Metals division were offset by declines at the can machinery and auxiliary press equipment units. The metal coatings unit experienced continued strong demand from construction markets served, whereas sales to the container market declined due to lower demand and reduced pricing. Overall fourth quarter metal coatings sales are expected to be strong. Can machinery sales declined 8% year-to-date and 13% in the third quarter. Sales of the can decorating product line were on a par with the 1993 third quarter level but were down for the nine months, whereas sales of can forming equipment were down in both periods. For the full year, can machinery sales are expected to decline by approximately 10% from the prior-year level. At the auxiliary press equipment unit, sales were down in both periods. Based on backlog, sales are expected to be strong in the fourth quarter for both the can machinery and auxiliary press equipment units.

     Sales of the Other Products segment (formerly the Professional Services and Other Products Segment) declined approximately 71% in both periods, due entirely to the divestiture of the PSG unit and the two NCS can plants in 1993. On a pro forma basis -- excluding the prior year's sales of divested units -- sales advanced 12% in the nine months and 8% in the third quarter. The automotive products and real estate operations had revenue advances in both periods, while NCS was on a par with the 1993 year-to-date results and down 17% in the third quarter. At the automotive products unit, the impact of increased North American automobile production, together with increased sales of electronic products, caused sales to increase approximately 20% in both periods. At NCS, a temporary reduction in demand of one major customer adversely affected 1994 sales levels, while rental income increased in both periods at the Centor real estate unit.

Operating Income
- ----------------
     Overall, operating income of $40.3 million and $9.1 million in the respective nine- and three-months periods of 1994 compared favorably to operating income of $12.7 million and an operating loss of $3.2 million in the comparable 1993 periods.

     The Aerospace segment registered a small profit in the 1994 nine-month period and a small loss in the 1994 third quarter, whereas the segment recorded significant losses in both 1993 periods. Gas Turbine registered losses in all four periods while ARC Propulsion and Kollsman were profitable in all periods.
Results for both 1993 periods included restructuring charges at Gas Turbine ($23.8 million in the nine months and $19.0 million in the three-month period), as well as the effects of a government

Operating Income  (con't)
- ----------------
investigation and the second quarter suspension of F.A.A. authorized repairs at the Gas Turbine facility in Orangeburg, New York. The 1994 year-to-date results include a $3.9 million charge for the correction of accounting irregularities at a Gas Turbine unit. Both the nine-months and the third quarter of 1994 reflect a $4.0 million benefit from the settlement of a legal judgment for which a $6.0 million provision was made in the second quarter. From the standpoint of operations, Gas Turbine continues to confront poor overall market conditions and the challenge of restoring its Orangeburg facility to profitability.

     At the ARC propulsion unit, profits were down for the nine months, but on a par with the year-earlier third quarter. For the three months, the effects of lower sales were offset by lower bid and proposal and administrative costs. Year-to-date results were impacted by lower sales and a second quarter provision stemming from technical difficulties on a liquid propellant rocket motor program. Profits at the Kollsman operation were up in both periods as the result of improved performance in the electro optics product line, partially offset by declines in the avionics and commercial manufacturing.

     Operating income in the Specialty Chemicals segment increased 7% year-to-date and 11% in the third quarter. For the nine months, both units contributed to the increase, while the domestic unit declined in the third quarter. At the overseas unit, improved results in both periods were primarily due to increased sales and a favorable swing in foreign currency exchange rates. At the domestic unit, the year-to-date results were slightly ahead of 1993, as a first half improvement was offset by a third quarter decline. In the third quarter, the benefits of a solid sales advance were offset by a decline in gross margin due to the rapid increase in raw material costs, which could not immediately be offset by increased selling prices. Both periods were also impacted by increased environmental expenditures, higher marketing and selling expenses related to the introduction of a new paper specialties product line, and the acceleration of a direct sales effort in Europe.

     Operating income in the Machinery and Metal Coatings segment increased 9% year-to-date but declined 17% in the third quarter.
It should be noted that the nine-month comparison is skewed by the fact that the 1993 period included a $2.8 million restructuring provision at the can machinery operation. Without this charge, operating income for the nine months of 1994 would have been down 6%. At the Precoat Metals division, profits increased in both periods, although the benefits of higher sales were partially offset by start-up costs related to the new facility in Jackson, Mississippi. Profits of the can machinery operation (excluding the 1993 second quarter restructuring charge) were on a par with 1993

Operating Income  (con't)
- ----------------
for both periods. The auxiliary press equipment unit registered losses in both 1994 periods, whereas the unit recorded a profit in the 1993 third quarter and a smaller loss in the 1993 nine months. Both 1994 periods were impacted by lower sales, significant pricing pressures and higher costs related to new product development. Although this unit is expected to operate profitably in the fourth quarter on higher sales of auxiliary press equipment, a loss for the full year is anticipated.

Operating income in the Other Products segment declined 52% and 44% in the respective nine- and three-month periods. Excluding profits of the units sold in 1993, results for both periods were higher.
At the automotive products unit, the benefits of higher sales led to solid gains in both periods. At NCS, results for both periods were slightly better than breakeven, while at Centor results for both periods were marginally ahead of 1993.

Restructuring Charges
- ---------------------
     During the second and third quarters of 1993, the Company recorded $7.6 million and $19.0 million, respectively, in restructuring costs largely related to Gas Turbine's plan to reduce its investment in units engaged in activities other than the repair of components for flight engines. In the second quarter of 1994, the Company sold two Gas Turbine units primarily engaged in engine overhaul and a small unit primarily engaged in the manufacture of aircraft parts for an aggregate sale price of approximately $59.3 million. Losses on these disposals were in line with amounts recorded by the Company during 1993. As of September 30, 1994, $6.7 million of the restructuring reserve remained in accrued expenses. Management does not anticipate material net cash outlays to be associated with future charges to the remaining restructuring reserve.

Interest Expense
- ----------------
     The decrease in interest expense of approximately $5.9 million during the 1994 nine-month period and approximately $1.7 million in the third quarter of 1994 was due to a decrease in average borrowings primarily attributable to the application of cash generated from the sale of businesses and the nonrecourse securitization of the Company's discontinued leveraged lease portfolio.

     The Company's weighted average borrowing rate was 9.5% for both nine-month periods. The Company's hedging activities related to interest rate swaps increased interest expense by $0.1 million, or 2 basis points, during the nine months ended September 30, 1994 and reduced interest expense by $1.3 million, or 24 basis points, during the nine months ended September 30, 1993. During the third quarter of 1994, the Company's floating-rate debt levels fell below the notional amounts of interest rate swaps which effectively convert floating-rate debt to fixed-rate debt. Accordingly, interest expense included a $0.7 million charge during the third quarter of 1994 to record the market value of the excess portion of the related interest rate swaps.

Other, Net
- ----------
     During the nine-month period and third quarter of 1994, Other, net included charges of $2.9 million and $0.2 million, respectively, to adjust the carrying value of options sold on interest rate swaps which are considered to be non-hedging instruments. Other, net also includes a $1.8 million and a $2.3 million charge in the nine-month periods of 1994 and 1993, respectively, and a $0.5 million and $0.9 million charge in the three-month periods of 1994 and 1993, respectively, for discount expenses related to the Company's sale of accounts receivable. The Company recorded equity losses in its unconsolidated airbag businesses of $2.5 million and $6.6 million in the nine-month periods of 1994 and 1993, respectively, and $0.9 million and $2.6 million in the three-month periods of 1994 and 1993, respectively. Other, net includes $1.8 million and $2.6 million charges for the amortization of capitalized debt costs in the nine-month periods of 1994 and 1993, respectively, and $0.5 million and $1.0 million in the three-month periods of 1994 and 1993, respectively.

Income Tax (Provision) Benefit
- ------------------------------
     The Company revises its effective tax rate quarterly, if necessary, to reflect the best current estimate of its annual effective tax rate. The effective tax rates for the nine-month periods in 1994 and 1993 were 18% and 16%, respectively. These tax rates were based upon estimated annual pre-tax losses adjusted for nondeductible goodwill amortization, a provision for state income and franchise taxes, and the favorable tax treatment of earnings of the Company's foreign sales corporations. The tax (provision) benefit for the quarters ended September 30, 1994 and 1993 represent the difference between the year-to-date tax benefits recorded as of September 30, 1994 and 1993 and the year-to-date amounts reported for the six months ended June 30, 1994 and 1993.

     As of September 30, 1994, the Company has net domestic deferred tax assets of approximately $54.8 million, including approximately $41.4 million of deferred tax assets recorded for net operating loss carryforwards, $36.7 million of alternative minimum tax (AMT) credit carryforwards and approximately $23.3 million of net deferred tax liabilities related to temporary differences. The regular tax carryforward period for net

Income Tax (Provision) Benefit  (con't)
- ------------------------------
operating losses extends for 15 years from the year of origination and the AMT credit can be carried forward indefinitely.

     Although the Company has experienced domestic losses in the past three and a half years, management believes that the Company will return to profitability and will be able to utilize its domestic net operating loss carryforwards before expiration. The losses were largely attributable to loss provisions recorded during 1992 and 1991 for the Company's discontinued leasing unit, the government investigation of jet engine component repairs and repair procedures at Gas Turbine's Orangeburg plant, the Gas Turbine restructuring charges and the persistent difficulties of overcapacity and pricing pressure in the airline marketplace which resulted in Gas Turbine - a consistent contributor to profits in the past - operating at a loss during 1993 and 1994. The Company has divested itself of a significant portion of Sequa Capital's assets, is downsizing and restructuring the Gas Turbine operation, has resumed FAA repair operations at Gas Turbine's Orangeburg plant and has decreased interest expense by significantly reducing debt levels.

     The Company's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions, the state of the airline industry, competitive pressures on revenues and margins, and other factors beyond management's control. There can be no assurance that the Company will meet its expectations for future domestic taxable income in the carryforward period; however, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income will be sufficient to fully realize the net domestic deferred tax assets at September 30, 1994.

Liquidity
- ---------
     In March 1994, Sequa Capital, a discontinued operation, received $25.0 million in proceeds from the nonrecourse securitization of its leveraged lease portfolio. Proceeds from this financing arrangement were used to reduce debt of continuing operations. Management's continuing effort to liquidate Sequa Capital, through asset sales and portfolio run-off, generated an additional $13.6 million during the nine months ended September 30, 1994.

     During the second quarter of 1994, the Company completed the sale of three Gas Turbine units engaged primarily in activities other than basic component repair of flight engines for an aggregate sale price of approximately $59.3 million, of which $57.2 million has been received in cash as of September 30, 1994.

Liquidity (con't)
- ---------
The proceeds from the businesses sold were used to fund operations and to extinguish the remaining $33.5 million principal balance of the Company's 10 1/2% senior subordinated notes due 1998 which were called in April 1994. The early retirement of this debt resulted in an extraordinary loss of $1.1 million, net of tax benefits of $0.6 million.

     The dividend restrictions under the terms of the 10 1/2% senior subordinated notes have been eliminated by the full redemption of the related indebtedness. Pursuant to the terms of the Company's senior notes due 2001 and the senior subordinated notes due 2003, the Company's earnings before interest, taxes, depreciation and amortization must be sufficient to maintain a consolidated interest coverage ratio of 2.0 to 1.0 to permit the Company to pay dividends among other restricted activities. At September 30, 1994, the Company met the minimum consolidated interest coverage ratio, and the Company intends to declare and pay all preferred stock dividends in arrears during the fourth quarter of 1994.

     Management anticipates that cash flow from operations, proceeds from the divestiture of the remaining discontinued operations and other assets, the $76.6 million of credit available at November 4, 1994 under the revolving credit agreement, the $45.0 million of available financing under the Receivables Purchase Agreement, plus cash and cash equivalents on hand at September 30, 1994 will be more than sufficient to fund the Company's operations for the foreseeable future.

Backlog
- -------
     The businesses of Sequa for which backlogs are significant are the Kollsman division, the Turbine Airfoils, Caval Tool and Castings units of Gas Turbine, and the ARC Propulsion operations of the Aerospace segment; and the Can Machinery and MEG operations of the Machinery and Metal Coatings segment. The aggregate dollar amount of backlog in these segments at September 30, 1994 was $425.5 million ($369.7 million at December 31, 1993). There is no seasonal variation in the Company's backlog.


Derivative Financial Instruments
- --------------------------------
     The Company has utilized various derivative financial instruments to manage its interest rate risk. By entering into interest rate swaps, the Company has functionally converted floating-rate debt to fixed-rate debt to minimize exposure to rising interest rates and has functionally converted fixed-rate debt to floating-rate debt to minimize interest costs in declining interest rate environments. The Company has also utilized interest options, caps and floors to manage economic exposures resulting



<PAGE
Derivative Financial Instruments  (con't)

from changes in interest rates.

     It is the Company's current policy that the Treasurer has the authority to enter into derivative transactions in the amounts and for the purposes to be stipulated by the Board of Directors and the Management Executive Committee ("the Committee"). The Treasurer must obtain approval from the Committee prior to entering into any derivative transaction and the Treasurer is responsible for monthly reporting of market values of derivative activities to the Committee. In the event of a decrease of 5% or more in the total market value of the portfolio, the Committee must be notified immediately in order to make a determination as to what action is required to limit the Company's exposure.

     The Company accounts for interest rate swaps as hedges provided that the derivative changes the nature of a designated debt instrument which is on the Company's Balance Sheet and the underlying debt obligation has a principal balance equal to or greater than the notional amount of the related derivative. In accordance with hedge accounting, any gains or losses from changes in the value of the swaps are deferred and interest expense on the hedged debt instrument is recorded using the interest rate as effectively revised by the related swap. If the principal amount of the particular debt instrument being hedged falls below the notional amount of the related swap, the excess portion of the derivative is marked to market and the resulting gain or loss is included in interest expense. Gains or losses on terminated interest rate swaps that were accounted for as hedges are deferred and amortized to interest expense over the original lives of the terminated swaps. Non-hedge accounting is applied to interest rate options sold, accordingly, these financial instruments are marked to market and resulting gains and losses are recorded currently in the Income Statement in Other, net.

     At September 30, 1994, the Company had outstanding interest rate swaps expiring in 1996 that were accounted for as hedges and that effectively convert $50 million of variable-rate borrowings under short-term financing facilities to fixed-rate borrowing with an average interest rate of 8.7%. Based upon market interest rates as of September 30, 1994, the Company would have to pay approximately $1.5 million to terminate its interest rate swaps outstanding. As disclosed in the Management's Discussion and Analysis of interest expense, $0.7 million of the market value was accrued by a charge to interest expense in the third quarter of 1994 to reflect that portion of the notional amount of these swaps which exceeded principal amounts of variable-rate borrowings outstanding at September 30, 1994. As of September 30, 1994, deferred gains on terminated interest rate swaps amounted to $7.8 million and amortization of such deferred gains will serve to reduce interest expense by $0.6 million during the fourth quarter of 1994 and $2.6 million and $1.9 million, respectively, during the years ending December 31, 1995 and 1996.

Derivative Financial Instruments  (con't)
- --------------------------------
     At September 30, 1994, the Company had outstanding interest rate options, accounted for under non-hedge accounting, which have been exercised by the counterparty and effectively convert $50 million of variable-rate borrowings to fixed-rate borrowings through early 1996. Based upon market interest rates at September 30, 1994, the Company would have to pay approximately $7.9 million to terminate the interest rate options outstanding. In accordance with non-hedge accounting, the market value of these derivatives has been accrued in the Company's Balance Sheet and Other, net for the nine months ended September 30, 1994 includes a $2.9 million charge related to the net mark-to-market adjustment of these interest rate options and other interest rate options which were terminated during 1994.

Environmental Matters
- ---------------------
     The Company's environmental department, under senior management direction, manages all activities related to the Company's involvement in environmental clean-up. This department establishes the projected range of expenditures for individual sites with respect to which the Company may be considered a potentially responsible party under applicable federal or state law. These projected expenditures, which are reviewed periodically, include: remedial investigation and feasibility studies; outside legal, consulting and remediation project management fees; the projected cost of remediation activities; site closure and post-remediation monitoring costs. The assessments take into account currently available facts, existing technology, presently enacted laws, past expenditures, and other potentially responsible parties and their probable level of involvement. Outside technical, scientific and legal consulting services are used to support management's assessments of costs at significant individual sites.

     It is the Company's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $22 million to $64 million. At September 30, 1994, the Company's balance sheet includes accruals for remediation costs of $53.1 million, which represents the best estimate within this range. These accruals, which are generally included in other long-term liabilities, are at undiscounted amounts. While the possibility of recovery of some of the costs from insurance companies exist, the Company does not recognize these recoveries in its financial statements until they are realized. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     In connection with a grand jury investigation being conducted by the United States Attorney's Office in the Southern District of Florida, federal, state and local environmental agents executed a search warrant on June 2, 1994 at TurboCombustor Technologies Inc.
(TCT), a subsidiary of Chromalloy Gas Turbine Corporation, located

Environmental Matters (con't)
- ---------------------
in Stuart, Florida. TCT is continuing to cooperate with this investigation, which involves the manner in which TCT neutralizes and disposes of certain hazardous waste water. Government sources have stated publicly that no health risk was posed by the alleged discharges.

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

     With respect to all known environmental liabilities, it is currently estimated that the Company will spend in the range of $10 million to $12 million in 1994 and between $5 million to $7 million during each of the following several years. Actual remedial expenditures for the first nine months of 1994 were approximately $7.7 million.

Other Matters
- -------------
     In August 1994, the Company uncovered accounting irregularities at one of the domestic Chromalloy Gas Turbine plants which was booking sales for orders in backlog which had not yet been shipped and recording other accounting entries whose purpose was to inflate profits. As a result of these irregularities, operating income for 1993 and the first quarter of 1994 was overstated by approximately $3.9 million and $0.4 million, respectively, and after-tax losses were understated by approximately $2.4 million or $.25 per share in 1993 and $0.2 million or $.02 per share in the first quarter of 1994. In the second quarter of 1994, the Company recorded correcting entries which reduced operating income by $4.3 million and increased the after-tax loss by $2.1 million or $.22 per share. After reviewing the issue with its independent auditors, the Company has concluded that no restatement of prior period financial statements is required since the net adjustments are not material to the Company's financial position or results of operations for the affected reporting periods. Additionally, it should be noted that the irregularities had no cash impact.

     Management believes that these irregularities resulted from the isolated actions of certain individuals at the plant. Such individuals are no longer employees.

     Management believes that the Company's internal controls are adequate. However, this situation has prompted management to conduct an ongoing review by the Company's internal audit group of certain of Gas Turbine's internal control systems and to engage the Company's independent auditors to review certain of Gas Turbine's internal control procedures.

               Sequa Corporation and Subsidiaries
                   Consolidated Balance Sheet
                     (Amounts in thousands)


                             ASSETS

                                      (Unaudited)
                                      September 30,    December 31,
                                          1994             1993
                                      ------------     -----------
Current assets
  Cash and cash equivalents            $   29,730      $   24,780
  Trade receivables (less allowances
    of $11,361 and $10,892)               242,424         227,688
  Unbilled receivables (less allowances
    of $ 12,995 and $13,165)               36,036          55,451
  Inventories                             277,987         290,323
  Other current assets                     36,811          63,350
                                       ----------      ----------
          Total current assets            622,988         661,592
                                       ----------      ----------
Investments

  Net assets of discontinued operations   156,999         188,964
  Non-current receivables and other
    investments                            24,345          17,179
                                       ----------      ----------
                                          181,344         206,143
                                       ----------      ----------
Property, plant and equipment, net        536,724         562,623
                                       ----------      ----------
Other assets
  Excess of cost over net assets of
    companies acquired                    327,799         348,696
  Deferred charges and other               21,739          24,467
                                       ----------      ----------
                                          349,538         373,163
                                       ----------      ----------
Total assets                           $1,690,594      $1,803,521
                                       ==========      ==========


The accompanying notes are an integral part of the financial statements.

               Sequa Corporation and Subsidiaries
                   Consolidated Balance Sheet
            (Amounts in thousands, except share data)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                       (Unaudited)
                                       September 30,   December 31,
                                           1994            1993
                                       -----------     -----------
Current liabilities
  Current maturities of
    long-term debt                    $    12,110      $   23,998
  Accounts payable                        103,994         114,529
  Taxes on income                          14,469          16,357
  Accrued expenses                        196,306         221,654
                                       ----------      ----------
     Total current liabilities            326,879         376,538
                                       ----------      ----------
Long-term debt, net of
  current maturities                      603,393         624,092
                                       ----------      ----------
Deferred taxes and other liabilities
  Deferred taxes on income                 16,015          27,039
  Other long-term liabilities             163,192         200,068
                                       ----------      ----------
                                          179,207         227,107
                                       ----------      ----------
Shareholders' equity
  Preferred stock--$1 par value,
    1,825,000 shares authorized,
    797,000 shares of $5 cumulative
    convertible stock issued in 1994
    and 1993 (involuntary
    liquidation value--$26,359 at
    September 30, 1994)                       797             797
  Class A common stock--no par value,
    25,000,000 shares authorized,
    7,188,000 shares issued in 1994
    and 7,054,000 shares issued in
    1993 stated at                          7,188           7,054
  Class B common stock--no par value,
    5,000,000 shares authorized,
    3,727,000 shares issued in 1994
    and 3,861,000 shares issued in
    1993 stated at                          3,727           3,861
  Capital in excess of par value          288,334         295,841
  Cumulative translation adjustment          (520)        (16,771)
  Retained earnings                       367,965         383,617
                                       ----------      ----------
                                          667,491         674,399
  Less:  Cost of treasury stock           (86,376)        (98,615)
                                       ----------      ----------
   Total shareholders' equity             581,115         575,784
                                       ----------      ----------
Total liabilities and shareholders'
  equity                               $1,690,594      $1,803,521
                                       ==========      ===========

The accompanying notes are an integral part of the financial statements.
/TABLE


                               Sequa Corporation and Subsidiaries
                         Consolidated Statement of Shareholders' Equity
                Year Ended December 31, 1993 and period ended September 30, 1994
                          (Amounts in thousands, except per share data)

                                       Class A Class B  Capital in    Cum.
                             Preferred Common  Common   Excess of    Trans.   Retained   Treasury
                               Stock    Stock   Stock   Par Value     Adj.    Earnings    Stock
                               -----   ------- -------  ----------   ------   --------   --------
Balance at December 31, 1992   $  797  $7,042  $3,873   $295,806   $(10,583)  $453,486  $ (98,755)
Net Loss                         -       -       -          -          -       (63,982)      -
Revaluation and amortization
 of restricted stock grant       -       -       -            35       -          -           140
Exchange of common stock         -         12     (12)      -          -          -          -
Foreign currency translation
 adjustment                      -       -       -          -        (6,696)      -          -
Sale of foreign subsidiary       -       -       -          -           508       -          -
Cash dividends:
 Class A - $.30 per share        -       -       -          -          -        (1,854)      -
 Class B - $.25 per share        -       -       -          -          -          (870)      -
 Preferred - $2.50 per share     -       -       -          -          -        (1,581)      -
Preferred dividends in
 arrears* - $2.50 per share      -       -       -          -          -        (1,582)      -
                               ------  ------  ------   --------   --------   --------  ---------
Balance at December 31, 1993   $  797  $7,054  $3,861   $295,841   $(16,771)  $383,617  $ (98,615)
Net Loss                         -       -       -          -          -       (13,279)      -
Issuance and amortization of
 restricted stock grant          -       -       -          (185)      -          -           192
Exchange of common stock         -        134    (134)      -          -          -          -
Foreign currency translation
 adjustment                      -       -       -          -        14,265       -          -
Sale of foreign subsidiary       -       -       -          -         1,986       -          -
Treasury Stock contributed
  to Pension Plan                -       -       -       (7,322)        -         -        12,047
Preferred dividends in
 arrears* - $3.75 per share      -       -       -          -          -       (2,373)       -
                               ------  ------  ------   --------   --------  --------   ---------
Balance at September 30, 1994  $  797  $7,188  $3,727  $ 288,334   $   (520) $367,965   $ (86,376)
                               ======  ======  ======  =========   ========  ========   =========

*  Aggregate preferred dividends in arrears were $3,955 ($6.25 per share) as of September 30, 1994.

                      Sequa Corporation and Subsidiaries
                     Consolidated Statement of Cash Flows
                            (Amounts in thousands)
                                  (Unaudited)
                                                           For the Nine Months
                                                              September 30,
                                                           ------------------
                                                            1994       1993
                                                            ----       ----
Cash flows from operating activities:
  Loss before income taxes                               $(14,846)   $(53,820)

  Adjustments to reconcile loss to net cash
    provided by operating activities:
         Depreciation and amortization                     75,888      85,928
         Provision for losses on receivables                1,595       3,761
         Equity in losses of joint ventures                 1,874       6,383
         Other items not requiring cash                       346       1,173

  Changes in operating assets and liabilities,
    net of businesses sold:
         Receivables                                       32,849      32,224
         Inventories                                      (24,629)     10,965
         Other current assets                              23,038      (2,165)
         Accounts payable and accrued expenses            (22,376)     30,933
         Other long-term liabilities                       (3,875)     20,345
         Funding of insurance reserves                         -      (27,637)
                                                         --------    --------
  Net cash provided by continuing operations
    before income taxes                                    69,864     108,090
  Net cash provided by discontinued operations
    before income taxes                                    29,612       4,353
  Income taxes paid, net                                   (9,759)     (7,972)
                                                         --------    --------
    Net cash provided by operating activities              89,717     104,471
                                                         --------    --------
Cash flows from investing activities:
  Businesses sold                                          57,248      17,840
  Purchase of minority interest in subsidiary             (16,701)       -
  Purchase of property, plant and equipment               (45,124)    (59,606)
  Sale of property, plant and equipment                     7,909       4,325
  Other investing activities                               (7,418)     (3,618)
                                                         --------    --------
    Net cash used for investing activities                 (4,086)    (41,059)
                                                         --------    --------
Cash flows from financing activities:
  Proceeds from issuance of debt                            1,206        -
  Net increase (decrease) in revolving credit              14,457     (22,032)
  Payments of debt                                        (17,128)    (14,810)
  Early retirement of debt                                (34,839)       -
  Dividends paid                                               -       (4,303)
  Repurchase of accounts receivable sold                  (45,000)    (19,000)
                                                         --------    --------
    Net cash used for financing activities                (81,304)    (60,145)
                                                         --------    --------
Effect of exchange rate changes on cash
  and cash equivalents                                        623        (445)
                                                         --------    --------
Net increase in cash and cash equivalents                   4,950       2,822
Cash and cash equivalents at beginning of period           24,780      14,807
                                                         --------    --------
Cash and cash equivalents at end of period               $ 29,730    $ 17,629
                                                         ========    ========

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

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the Company's results for the interim periods presented. Such adjustments to the September 30, 1993 Consolidated Statement of Income consisted only of normal recurring items with the exception of a $5.0 million charge for the remedial payment made to the Federal Aviation Administration, a charge for $2.5 million deposited into a fund to cover the cost of testing of jet engine parts seized by federal authorities, $2.2 million of accruals for severance costs related to labor reductions at the Orangeburg plant, legal and expert fees of $2.6 million and restructuring charges of $26.6 million. The September 30, 1994 Consolidated Statement of Income includes a $6.0 million accrual in the second quarter for the unexpected adverse judgement in a lawsuit, a $4.0 million credit to income in the third quarter for the favorable negotiated settlement of the same lawsuit, a $3.9 million charge to correct an accounting irregularity, a $2.9 million charge to adjust the carrying value of options sold on interest rate swaps and a $1.1 million after-tax extraordinary loss related to the redemption of the Company's 10 1/2% senior subordinated notes. All other adjustments in the September 30, 1994 interim period consisted of normal recurring items. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Inventories

     The inventory amounts at September 30, 1994 and December 31,
1993 were as follows:

                                  (Thousands of Dollars)
                              (Unaudited)
                          September 30, 1994   December 31, 1993
                          ------------------   -----------------
Finished Goods                $ 66,393            $ 73,460
Work in process                 77,317             100,341
Raw materials                  125,577             111,866
Long-term contract costs        12,094               9,097
Progress payments               (3,394)             (4,441)
                              --------            --------
                              $277,987            $290,323
                              ========            ========

Note 3 - Discontinued Operations

     Net assets of discontinued operations approximate net realizable value and have been classified as non-current. The net assets of discontinued operations comprise Sequa Capital's remaining investments and the men's apparel unit summarized as follows:

                                      (Amounts in thousands)
                                    (Unaudited)
                                    September 30,  December 31,
                                        1994           1993
                                      --------       --------
Receivables, net                      $  7,227       $  6,380
Inventories                             12,376         10,354
Investment in leveraged leases and
   other investments                   163,941        176,363
Property, plant, and equipment           3,634          3,519
Other assets                            10,771         12,389
                                      --------       --------
  Total assets                         197,949        209,005
                                      --------       --------
Accounts payable                         4,211          2,756
Accrued expenses                        11,274         15,776
Debt                                    24,657           -
Other long-term liabilities                808          1,509
                                      --------       --------
  Total liabilities                     40,950         20,041
                                      --------       --------
  Net assets of discontinued
    operations                        $156,999       $188,964
                                      ========       ========

Note 4 - Losses per share

     Primary losses per common share in 1994 and 1993 were computed by dividing net losses, after deducting dividend requirements on cumulative convertible preferred stock, by the weighted average number of shares of common stock outstanding during the periods. These computations were based on 9,677,000 and 9,655,000 shares in the nine-month periods, respectively, and 9,720,000 and 9,655,000 shares in the three month periods, respectively.

     Fully diluted losses per common share calculations for the assumed conversion of the cumulative convertible preferred stock were anti-dilutive in both the nine-month and three-month periods of 1994 and 1993.


Note 5 - Supplemental Cash Flow Information

                                       (Amounts in thousands)
                                             (Unaudited)
                                    Nine Months Ended September 30,
                                    -------------------------------
                                           1994         1993
                                           ----         ----
Net cash provided by
   discontinued operations:
 Changes in working capital             $ (6,348)    $   (936)
 Increase (decrease) in debt              24,657      (37,432)
 Principal repayments on leasing
   assets                                  6,524        1,287
 Sale of leasing assets                    7,097       40,796
 Other changes in net assets              (2,318)         638
                                        $ 29,612     $  4,353
                                        ========     ========

     In March 1994, Sequa Capital received $25.0 million in proceeds from the nonrecourse securitization of its leveraged lease portfolio.

Other supplemental Cash Flow information:

     Interest paid during the nine months ended September 30, 1994 and 1993 was $31.6 million and $38.8 million, respectively.

                   PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS
         -----------------
     Sequa is involved in a number of claims, lawsuits and proceedings (environmental and otherwise) which arose in the ordinary course of business. Other litigation is pending against Sequa involving allegations that are not routine and include, in certain cases, compensatory and punitive damage claims. As previously reported in the Company's Form 10-Q for the quarterly period ended June 30, 1994, included in this other class of litigation was an arbitration proceeding that was formally commenced in 1992 to resolve a dispute between the Egyptian Air Force and Chromalloy Gas Turbine. In the damage portion of the arbitration hearing in October 1993, Chromalloy Gas Turbine claimed $29.6 million in damages (which included $17.5 million of net assets in the Company's Consolidated Balance Sheet) and the Egyptian Air Force counterclaimed for $46.5 million in damages. On August 24, 1994, the arbitration panel ruled in favor of Chromalloy Gas Turbine awarding it approximately $16.9 million plus interest.

     As previously reported in the Company's Form 10-Q for the quarterly period ended June 30, 1994, an adverse judgment in the amount of $6.0 million was entered against Chromalloy Gas Turbine Corporation (d/b/a Chromalloy Aeroservices and Chromalloy Aeroservices International, Ltd.) in the District Court of Dallas County, Texas (68th Judicial District) on July 25, 1994. This judgment was the result of a jury finding that Chromalloy breached an alleged 1987 oral contract with an independent sales agent, Hassan M.K. Elwakil, plus a finding that the agent had been slandered in 1989. This action was commenced in June 1991. The above referenced July 25, 1994 judgment was vacated and set aside as a result of a settlement arrived at between the parties. Pursuant to such settlement Chromalloy paid $2.3 million to Hassan M.K. Elwakil in full and final settlement of all claims of Mr. Elwakil against Chromalloy under such action or otherwise. A portion of the settlement amount was covered by insurance proceeds.

     In connection with the grand jury investigation being conducted by the United States Attorney's Office in the Southern District of Florida, at TurboCombustor Technologies Inc. (TCT), a subsidiary of Chromalloy Gas Turbine Corporation, located in Stuart, Florida, previously reported in the Company's Form 10-Q for the quarterly period ended June 30, 1994, TCT is continuing to cooperate with this investigation. The investigation involves the manner in which TCT neutralizes and disposes of certain hazardous waste water. Government sources have stated publicly that no health risk was posed by the alleged discharges.

     The Company is committed to conducting its operations in full compliance with all federal, state and local environmental laws and regulations. In furtherance of such objective, TCT is reviewing its environmental health and safety procedures and providing

Item 1 - LEGAL PROCEEDINGS (con't)
         -----------------
additional training to all employees. Based upon the information known to the Company at this preliminary stage, management is not in a position to make an assessment as to whether this matter is material.

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


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
       (A) Exhibits

           11 - Schedule showing calculations of Primary and Fully
                Diluted Losses Per Share for the nine-month and three-month periods ended September 30, 1994 and 1993.

       (B) Reports on Form 8-K

                No report on Form 8-K was filed during the three-month period ended September 30, 1994.

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












November 14, 1994