Form 10-K
SEQUA CORP /DE/
filed 1995-03-30
CIK 95301

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1994 Commission file number 1-804

                       SEQUA CORPORATION
    -----------------------------------------------------
    (Exact name of registrant as specified in its charter)

            Delaware                       13-188-5030
  ----------------------------------------------------------

(State or other jurisdiction of    (I.R.S. Employer
 incorporation or organization)    Identification No.)

  200 Park Avenue, New York, New York                 10166
----------------------------------------------------------------

(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:(212) 986-5500
  ------------------------------------------------------------
   Securities registered pursuant to Section 12(b) of the Act:


                                      Name of each exchange on
Title of each class                    which registered
-------------------                   ------------------------
Class A Common Stock, no par value    New York Stock Exchange
Class B Common Stock, no par value    New York Stock Exchange
$5.00 Cumulative Convertible
 Preferred Stock, $1.00 Par Value     New York Stock Exchange
9-5/8% Senior Notes, Due
 October 15, 1999                     New York Stock Exchange
8-3/4% Senior Notes, Due
 December 15, 2001                    New York Stock Exchange
9-3/8% Senior Subordinated Notes,
 Due December 15, 2003                New York Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:
                              NONE
  ------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of registrant's voting stock (Common and Preferred) held by nonaffiliates as of March 15, 1995 was
$223,912,959.00

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

       Class                       Outstanding at March 15, 1995
       -----                       -----------------------------

Class A Common Stock, no par value             6,535,881
Class B Common Stock, no par value             3,330,778

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for its annual meeting of stockholders scheduled to be held on May 11, 1995 are incorporated herein by reference into Part III.

                        SEQUA CORPORATION

                            FORM 10-K

                          * * * * * * *

                             PART I
                             ------

ITEM 1.  BUSINESS
-----------------

(a) General development of business. Sequa Corporation is a diversified industrial company that produces a broad range of products through operating units in four industry segments:
Aerospace, Machinery and Metal Coatings, Specialty Chemicals, and Other Products. Sequa Corporation, incorporated in 1929, is hereinafter sometimes referred to as the "Registrant" and, together with its consolidated subsidiaries, is hereinafter sometimes referred to as the "Company" or "Sequa."

Divestitures
------------

     During 1991, the Company adopted a formal plan to divest Sequa Capital's investment portfolio and to sell a group of businesses which it classified as discontinued operations. The Company generated cash proceeds of $197.2 million in 1992 and $2.8 million in 1993 from the sale of discontinued assets other than Sequa Capital's investment portfolio. As of December 31, 1994, approximately $341.5 million of Sequa Capital's investment portfolio had been sold, written down or otherwise disposed of since the Company adopted a formal plan to divest the portfolio. Net losses incurred upon the disposition of discontinued assets were charged to reserves established for this purpose during 1991 and 1992.

     In December 1993, the Company sold the stock of ARC Professional Services for gross cash proceeds of $59.9 million, and the purchaser assumed $4.5 million of ARC Professional Services' debt. The sale resulted in a pre-tax gain of $12.4 million. Also during 1993, Northern Can Systems' two can making facilities were sold for gross cash proceeds of $15.0 million.

     During 1994, the Company sold three Gas Turbine units primarily engaged in activities other than basic component repair of flight engines for net cash proceeds of $57.2 million. Losses on the sale of these units were charged to reserves established in 1993 for Gas Turbine's restructuring program.

(b) Financial information about industry segments. Segment information is included in Note 19 to the Consolidated Financial
Statements on page 62 of this Annual Report on Form 10-K and is hereby incorporated by reference.

(c) Narrative description of business. The following is a narrative description of the business segments of Sequa:

Aerospace
---------
    The Aerospace segment includes three operating units:  Gas
Turbine, ARC Propulsion and the Kollsman division.

    Gas Turbine. The largest operating unit of the Company, Gas Turbine, is a leader in the development and use of advanced metallurgical and other processes to manufacture, repair and coat blades, vanes and other components of gas turbine engines. The unit serves all major jet engine models used by the global commercial airline market. The Company believes that the leadership position of its Gas Turbine operations is largely attributable to the effectiveness of its continuing development efforts on new and improved metallurgical coating, manufacturing and repair processes, and its responsiveness to customer service requirements.

    Gas Turbine has built on its metallurgical process technologies to develop procedures that permit the repair and reuse of turbine engine components. Management believes Gas Turbine has played a key role in the development of the repair market for certain jet engine parts. Over the years, the Company has continued to invest steadily in research and development projects that have led to ceramic coatings, vacuum plasma coatings, advanced laser drilling and welding, and diffused precious metal/aluminide coatings. Gas Turbine works in close cooperation with the manufacturers of jet engines in connection with the design of new engines, the upgrading of old designs and the development of repair processes and procedures. Gas Turbine has introduced a series of innovative and in some cases proprietary processes that allow engines to perform at improved efficiency levels, at higher operating temperatures and under severe environmental conditions.

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

    ARC Propulsion's strategy is to pursue opportunities to develop products for commercial markets in order to reduce its reliance on defense-related business. While maintaining its traditional position as a supplier of solid propellant rocket motors to the military, ARC Propulsion has initiated several commercial market ventures, including Bendix Atlantic Inflator Company (BAICO), a fifty-fifty unconsolidated joint venture with AlliedSignal Inc. to produce airbag inflator systems. Current production includes units for Chrysler, Mitsubishi, Hyundai, Suzuki and Isuzu, with future production directed to fill firm orders from additional auto makers, including General Motors and Mazda.

    Kollsman. Kollsman consists of three units: the military systems unit, a government contract supplier of electro-optical and electronic systems for military weapons; the avionics products unit, a designer and manufacturer of aircraft instruments and related test equipment; and Kollsman Manufacturing Company, Inc. (KMC), a separate subsidiary that produces medical diagnostic instrumentation.

Machinery and Metal Coatings Segment
------------------------------------
    The Company's Machinery and Metal Coatings segment is composed of Precoat Metals, Sequa Can Machinery and Materiels
Equipements Graphiques.

    Precoat Metals. The largest individual unit of the segment, Precoat Metals is a leader in the application of protective coatings to continuous steel and aluminum coil. Precoat's principal market is the building products industry, where coated steel is used for the construction of pre-engineered building systems, and as components in the industrial, commercial and agricultural sectors. Precoat also serves the container industry, where the division has established a position in the application of coatings to steel and aluminum stock used to fabricate two-piece metal cans and can lids. In addition, the division is establishing a presence in the truck trailer and appliance markets as a supplier of pre-painted steel for use in trailer panels and as an exterior wrap on air conditioners and for office furniture. Precoat expanded its existing market share in building products and further penetrated the container industry and other growing markets.

    Sequa Can Machinery. Rutherford and Standun design and manufacture equipment for the two-piece can industry.

    Rutherford is the world's leading manufacturer of equipment to coat and decorate two-piece beverage cans. With an installed base of approximately 700 machines, Rutherford has successfully developed a retrofit business to upgrade older equipment to match the technical standards of newer lines. At the same time, the division's product development team has improved the technology of precision printing to achieve higher speeds without compromising quality. The current generation of equipment runs at a rate of 2,000 cans per minute, applying an even base coat and printing crisp, clear images in up to eight colors.

    The Standun line of can forming equipment includes cupping presses, which punch the cup of a can from a coil of metal, and bodymakers, which form the shallow cup into the shape of a two-piece beer, soft drink or food can. The equipment operates within close tolerances at speeds up to 500 cans per minute.

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

Specialty Chemicals Segment
---------------------------
    The two operations that make up the Company's Specialty
Chemicals segment, Warwick International and Sequa Chemicals, serve distinctly different markets with performance-enhancing additives for a broad range of end products.

    Warwick International. The larger of the two businesses in the Specialty Chemicals segment, Warwick is a leading producer and supplier of TAED, a bleach activator for powdered laundry detergent products. TAED is used in perborate- or oxygen-based bleaching systems to increase the cleaning power of detergent at low wash temperatures. These bleaching systems, as opposed to the chlorine-based bleaches traditionally used in the US, are used in international markets, primarily in Europe.

    Sequa Chemicals. Sequa Chemicals manufactures high-quality performance-enhancing chemicals used by the textile and graphic arts industries. Sequa Chemicals supplies the woven and knit fabric market with permanent press resins, softeners, water repellents, soil release agents and other chemicals to improve the look, feel and durability of clothing and other textiles.
The Company also produces specialty emulsion polymers incorporated into non-woven fabrics for a variety of end uses, including medical drape, fiberfill and filters. For the paper industry, Sequa Chemicals produces key synthetic coating additives for coated papers including Reactopaque which increases the opacity of finished paper primarily used by the newsprint industry. In addition, Sequa Chemicals has developed and patented a unique series of specialty polymers currently marketed to the building products industry for use in roofing mat, ceiling tiles, wall board and carpet tiles.

Other Products Segment
----------------------
    In December 1993, the Company sold the ARC Professional Services unit, the largest business unit in the group, and disposed of two smaller operations, leaving: Casco Products, which manufactures automotive cigarette lighters, power outlets and electronic sensing devices; Northern Can Systems, which manufactures easy-open steel lids for cans; and Centor, a real estate holding company which owns and operates, among other properties, the Chromalloy Plaza Building.

    Casco Products (Casco). Casco, which has been serving the automotive products market since 1921, is a major manufacturer of automotive cigarette lighters and the leading supplier in North America to Chrysler, Ford, General Motors and Honda. In addition, the unit has established a presence in the European automotive markets.

    Casco offers a growing line of automotive accessories, led by a series of electronic devices to monitor automotive fluid levels. These products are presently used as gauges for engine oil and engine coolant and may also be used to monitor brake, transmission and power steering fluids. Casco's other products include auxiliary power outlets, electronic control modules, and daylight running lamps.

    Northern Can Systems (NCS). NCS supplies the domestic and international food processing market with easy-open lids for cans. Fabricated from steel, full-open ends are used on cans for pet food, fruits, vegetables, coffee and specialty foods. When made as pour-spout lids, which incorporate a pull-tab, easy-open ends are used on cans for beverages, including nutritional drinks.

                       Principal Products
                       ------------------

    The percentage of Sequa's consolidated sales and revenues contributed by each class of similar products and services, which accounted for 10 percent or more of such consolidated sales and revenues during the last three fiscal years, is as follows:

                                Year Ended December 31,
                                -----------------------
                                1994      1993      1992
                                ----      ----      ----
Gas Turbine                     42%       42%       46%
ARC Propulsion                  10%        9%       11%
Precoat Metals                  10%        7%        6%
Warwick International           12%        9%        9%


               Markets and Methods of Distribution
               -----------------------------------

     Sequa markets its gas turbine engine component manufacturing and repair services primarily to commercial and military aircraft customers and to users of industrial gas turbines worldwide. These and other products of Gas Turbine are marketed directly and through sales representatives working on a commission basis.

     A portion of the sales of Gas Turbine's operations is made pursuant to contracts with various agencies of the United States
Government, particularly the Department of the Air Force, with which Gas Turbine has had a long-term relationship.

     Sequa markets its electronic and electro-optical systems and its avionics products to both commercial and military customers. The electro-optical systems, and related spares and repair work, are sold primarily under government contracts to the US military, and to foreign governments. KMC products are sold directly to medical equipment suppliers.

     Sequa markets its rocket propulsion systems generally on a subcontract basis under various defense programs of the United States Government. Among the programs currently in production are the Multiple Launch Rocket System (MLRS) and the MK 104 rocket motor for the Standard Missile. In addition, ARC Propulsion has a number of advanced programs in various stages of development and qualification, including the extended range MLRS and PAC-3, a new anti-missile system (formerly known as ERINT) that is the successor to the Patriot missile.

     By their terms, government contracts are subject to termination by the government either for its convenience or for default by the contractor. Some government contracts are secured through competitive bidding. The largest single government agency contract accounted for 2% of Sequa's sales and revenues in 1994, 1993 and 1992. Prime contracts and subcontracts with all government agencies accounted for 11%, 22% and 23% of Sequa's sales and revenues in 1994, 1993 and 1992, respectively. The decline in sales and revenues to government agencies during 1994 was primarily due to the sale of the ARC Professional Services unit in December 1993. The anticipated impact of defense spending levels on the Company's 1995 sales and revenues and operating income is set forth in the Management's Discussion and Analysis of financial condition and results of operations on pages 19 and 21 of this Annual Report on Form 10-K and is hereby incorporated by reference.

     Sequa's Machinery and Metal Coatings Segment sells its machinery products directly to the container and food industries, as well as to the web printing industry. The metal coatings business sells its coating services to regional steel and aluminum producers, building product manufacturers, merchant can makers and other participants in the food industry.

     The Specialty Chemicals Segment sells textile chemicals and emulsion polymers directly to manufacturers of fabric for clothing and other products. Paper chemicals are sold directly to paper mills and detergent chemicals are sold to detergent manufacturers. Specialty polymers are sold directly to the producers of roofing mats, industrial filters, and tape and label products.

     The automotive products subsidiary sells cigarette lighters and various electronic monitoring devices directly to the automotive industry.

                           Competition
                           -----------

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

     Sequa's rocket propulsion systems business competes with several other companies for defense business. In some cases, these competitors are larger than Sequa and have substantially greater resources. Government contracts in this area are generally awarded on the basis of proven engineering capability and price. The Company's ability to compete is enhanced by the needs of the US Government to have alternative sources of supply under these contracts.

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

                          Raw Materials
                          -------------

     The various segments of Sequa's business use a wide variety of raw materials and supplies. Generally, these have been available in sufficient quantities to meet requirements, although occasional shortages have occurred.

                        Seasonal Factors
                        ----------------

     Overall, Sequa's business is not considered seasonal to any significant extent.

                     Patents and Trademarks
                     ----------------------

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

                             Backlog
                             -------

     Backlog information is included in the Management's
Discussion and Analysis of financial condition and results of operation on page 27 of this Annual Report on Form 10-K and is hereby incorporated by reference.

                    Research and Development
                    ------------------------

     Research and development costs, charged to expense as incurred, amounted to approximately $14.3 million in 1994, $17.2 million in 1993, and $17.6 million in 1992.

     The level of research and development costs reflects the Company's objective of realizing improved returns on those projects which are undertaken and discontinuing expenditures in areas the Company believes will not be profitable due to the lack of sufficient future commercial opportunities. Reductions during 1994 primarily occurred at the units serving the domestic defense markets. It is not anticipated that this approach will affect the Company's ability to be competitive. Costs relating to customer-sponsored research and development activities are not material.

                      Environmental Matters
                      ---------------------

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

     A number of claims have been filed in connection with alleged groundwater contamination in the vicinity of a predecessor corporation site which operated during the 1960s and early 1970s in Dublin, Pennsylvania. In October 1987, a tort action was filed by residents of Dublin against the Company and two other defendants. The Borough of Dublin also filed suit seeking remediation of alleged contamination of the Borough's water supply and damages in an unspecified amount. The Company expects that a trial date will be scheduled in 1995.

     The Pennsylvania Department of Environmental Regulation entered into a Consent Decree with the Company in 1990 providing for the performance of a remedial investigation and feasibility study with respect to the same alleged groundwater contamination in Dublin. The US Environmental Protection Agency (EPA) also placed the site on the Superfund List in 1990 and, in conjunction therewith, entered into a Consent Agreement with the Company on December 31, 1990. EPA estimates that the cost of the interim remedy will be less than $4 million. The investigation for the final remedy is still in progress.

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

     It is the Company's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $29 million to $55 million. At December 31, 1994, the Company's Balance Sheet includes accruals for remediation costs of $50.5 million. These accruals are at undiscounted amounts and are primarily included in accrued expenses and other long-term liabilities. While the possibility of recovery of some of the costs from insurance companies exists, the Company does not recognize these recoveries in its financial statements until they are realized. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, the Company's actual cash expenditures for remediation of previously contaminated sites were $10.3 million in 1994, $8.3 million in 1993 and $7.3 million in 1992. The Company anticipates that remedial cash expenditures will be in the $8 million to $12 million range during each of the following several years. For the past three years, the Company's capital expenditures for projects to eliminate, control or dispose of pollutants have averaged approximately $2 million per year. The Company anticipates environmental-related capital programs to be approximately $6 million in 1995 and $4 million in 1996. The Company's operating expenses to eliminate, control and dispose of pollutants have averaged approximately $10 million per year during the last three years. The Company anticipates that environmental operating expenses will be approximately $12 million per year during 1995 and 1996.

                           Employment
                           ----------

     At December 31, 1994, Sequa employed approximately 9,200
persons in its continuing operations of whom approximately 2,000 were covered by union contracts.

     The approximate number of employees attributable to each reportable business segment as of December 31, 1994 was:

                                              Approximate
          Segment                         Number of Employees
          -------                         -------------------
Aerospace                                         6,950
 Machinery and Metal Coatings                     1,000
 Specialty Chemicals                                700
 Other Products                                     450
 Corporate                                          100
                                                  -----
 Total                                            9,200
                                                  =====

    The Company considers its relations with employees to be generally satisfactory. Sequa maintains a number of employee benefit programs, including life, hospitalization, surgical, dental, and major medical insurance, and a number of 401(k) and pension plans.

(d) Foreign Operations. Sequa's foreign operations, spread primarily throughout Europe, include Gas Turbine operations within its Aerospace Segment; detergent chemicals operations included in the Specialty Chemicals Segment; the auxiliary press equipment supplier in the Machinery and Metal Coatings Segment; and an automotive products operation in the United Kingdom in the Other Products Segment. These operations consist primarily of wholly-owned foreign subsidiaries. Sales and revenues, operating earnings and identifiable assets attributable to foreign operations, and export sales, are set forth in Note 19 to the Consolidated Financial Statements on page 63 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 2.  PROPERTIES
-------------------

Aerospace
---------

    The Chromalloy Gas Turbine Corporation operates over 50 plants in thirteen states and six foreign countries, primarily in Europe, which have aggregate floor space of approximately 3,700,000 square feet, of which approximately 1,900,000 square feet is owned and approximately 1,800,000 square feet is leased. The leases covering the leased facilities in this business have various expiration dates and some have renewal or purchase options.

    Rocket propulsion operations lease two principal manufacturing facilities, a 421-acre site in Gainesville, Virginia, and a 1,014-acre manufacturing facility in Camden, Arkansas. The Gainesville lease expires in 2012, and the Camden lease, which has various renewal options, expires in 1998. Adjacent to the Gainesville leased facility, the Company owns 12 acres and an 89,000 square foot office and manufacturing complex. An additional 199,000 square feet (of which 101,000 square feet is sublet) is leased for administrative, research and manufacturing purposes in Alabama, California, Massachusetts and Virginia. The liquid propulsion division leases a 101,000 square foot facility in Niagara, New York. The Company also owns 2,430 acres of land in Orange County, Virginia, which has been developed for use in the propellant business. An additional 38,000 square feet is owned in Virginia (of which 20,000 square feet is sublet) and is used for administrative purposes.

    The Kollsman operation owns two plants in New Hampshire with aggregate floor space of 405,000 square feet and leases another facility in New Hampshire with aggregate floor space of 91,000 square feet where various production, administrative, warehousing and technical services are performed. This business also owns one 23,000 square foot manufacturing facility in Wichita, Kansas and leases 5 domestic offices aggregating approximately 2,000 square feet.

    Facilities in this segment are suitable and adequate for the business and are operating at a moderate level of utilization. Capital spending plans for the operations in this segment are primarily designed to keep up with current technology or to meet specific requirements for various government or commercial contracts.

Machinery and Metal Coatings
----------------------------

    The can forming and decorating operations own two plants in the United States with aggregate floor space of 228,000 square feet. In Europe, through the segment's auxiliary press equipment supplier, MEG, the Company owns a plant with aggregate floor space of approximately 62,000 square feet. MEG also leases three sales offices and owns a storage facility in Europe with a total of 22,000 square feet and leases a 2,500 square foot sales office in Singapore. The Precoat Metals operation owns five manufacturing facilities in Missouri, Illinois, and Mississippi, with a total of 653,000 square feet of manufacturing and office space. An additional 209,000 square feet of warehouse space is leased in Illinois, Missouri and Texas.

    The properties in this segment are suitable and adequate for the business presently being conducted. Precoat Metals facilities are functioning at a high level of utilization and the can forming and decorating operations are functioning at a moderate level of utilization.

Specialty Chemicals
-------------------

    The Specialty Chemicals segment owns one plant situated on 86 acres in Chester, South Carolina with aggregate floor space of 160,000 square feet in addition to a 22,000 square foot leased warehouse also in Chester. The segment owns two plants in the United Kingdom with aggregate floor space of 223,000 square feet on approximately 43 acres of land and leases 10,000 square feet of office and warehouse space in six separate locations in Europe.

    Facilities in this segment are adequate and suitable for the business being conducted. They operate at a high utilization rate. Capital spending plans call for capacity increases and for installation of equipment required to meet or exceed environmental regulations.

Other Products
--------------

    The automotive products subsidiary, Casco Products, leases a 168,000 square foot plant in Connecticut and leases a 1,600 square foot sales office in Detroit, Michigan. Casco Products also owns a 213,000 square foot plant in Connecticut which is no longer being used and remains idle. In addition, Casco Ltd. leases 8,700 square feet of manufacturing, warehouse and office space in the United Kingdom. NCS owns a manufacturing facility in Ohio with floor space of 90,000 square feet.

    The Centor Company, a wholly-owned subsidiary, owns and operates the Chromalloy Plaza Building, an 18-story office building in Clayton, Missouri with approximately 284,000 square feet of rentable office and commercial space. Centor also owns and rents a manufacturing facility and a warehouse in Wisconsin with aggregate floor space of 185,000 square feet as well as owning 10 smaller properties that are either leased to third parties and/or held for sale.

    Facilities in this segment are adequate and suitable for the business being conducted. Casco Products' leased facilities operate at high utilization rates, while utilization at NCS continues to be below 50%.

Corporate
---------

    The Company leases 58,000 square feet of corporate office space in New York, New York and Hackensack, New Jersey.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

    Information with respect to the Company's legal proceedings is included in Note 21 to the Consolidated Financial Statements on pages 64 and 65 of this Annual Report on Form 10-K and is hereby incorporated by reference. Additional information on environmental matters is covered in the Environmental Matters section on pages 10 through 12 of this Annual Report on Form 10-K and is hereby incorporated by reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

    None.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------  -------------------------------------------------
STOCKHOLDER MATTERS
-------------------

(a)  Market Information.

    The following table sets forth the high and low closing sales prices of Sequa Class A common stock and Sequa Class B common stock for the calendar periods indicated on the Exchange
Composite Tape, as reported by the National Quotation Bureau
Incorporated:

                          Sequa Class A       Sequa Class B
                          -------------       -------------
                          High      Low       High      Low
                          ----      ---       ----      ---

1994:
  First Quarter.......   39 1/2    31 7/8    39 3/4    32
  Second Quarter......   31 3/4    27 3/8    33 1/2    28 7/8
  Third Quarter.......   29 7/8    26 7/8    33 3/4    31 7/8
  Fourth Quarter......   26 7/8    18        32        21 1/4

1993:
  First Quarter.......   32 7/8    26        33 7/8    26 3/4
  Second Quarter......   30        18        32 1/2    18
  Third Quarter.......   33 1/4    27 3/4    33 3/4    28 7/8
  Fourth Quarter......   34 3/8    30 1/2    34 1/2    30 1/4

(b)  Holders.

    Shares of Sequa Class A common stock and Sequa Class B common stock are listed on the New York Stock Exchange. There were approximately 3,170 holders of record of the Sequa Class A common stock (plus 350 holders of unexchanged shares) and approximately 730 holders of record of the Sequa Class B common stock (plus 100 holders of unexchanged shares) at March 15, 1995.

(c)  Dividends.

    During the year ended December 31, 1994, no dividends were declared on Sequa Class A common shares or Class B common shares.

    During the year ended December 31, 1993, Sequa declared two quarterly dividends of $.15 per share, or $.30 per share for the year, on Sequa Class A common shares and two quarterly dividends of $.125 per share, or $.25 per share for the year on Sequa Class B common shares.

    Information with respect to debt covenants which restrict or limit the ability of the Company to pay dividends is set forth in the Management's Discussion and Analysis of financial condition and results of operations on page 27 and 28 of this Annual Report on Form 10-K and is hereby incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

  The following table sets forth selected financial information for, and as of the end of, each of the five years in the period ended December 31, 1994. Such information should be read in conjunction with the Company's Consolidated
Financial Statements and Notes thereto, filed herewith.

(Amounts in millions, except per share)
YEAR ENDED DECEMBER 31,            1994     1993     1992     1991    1990
--------------------------        ------   ------   ------   ------   -----
Summary of operations
 Continuing operations:
   Sales and revenues         $1,419.6   $1,697.0 $1,868.3 $1,878.8  $1,957.8
   Operating income               39.8       15.7    124.6    117.7     181.2
   Income (loss) from
     continuing operations       (24.7)     (55.5)    17.9     15.0      59.4
   Loss from discontinued
     operations                     -          -     (21.7)   (21.6)    (26.7)
   Extraordinary loss             (1.1)      (8.5)      -         -        -
   Cumulative effect of
     accounting change              -          -      (7.3)      -        -
                               -------    -------  -------  -------   -------
   Net income (loss)             (25.8)     (64.0)   (11.1)    (6.6)     32.7
                               =======    =======  =======  =======   =======

Earnings (loss) per share of
  common stock
 Continuing operations        $   (2.87) $   (6.07)$   1.53   $ 1.24    $ 5.81
 Discontinued operations            -          -      (2.26)   (2.26)   (2.78)
 Extraordinary loss                (.11)      (.88)     -        -        -
 Cumulative effect of
   accounting change               -            -      (.76)      -        -
                               --------     -------   ------   ------   ------
 Net income (loss)                (2.98)     (6.95)   (1.49)   (1.02)     3.03
                               ========     =======   ======   ======   ======

Cash dividends declared
 Preferred                    $    7.50* $    2.50 $   5.00   $ 5.00    $ 5.00
 Class A common                    -           .30      .60      .60       .60
 Class B common                    -           .25      .50      .50       .50

Financial position
 Current assets               $  604.3   $  661.6 $  679.2 $  778.5  $  802.8
 Total assets                  1,648.2    1,803.5  1,912.5  2,108.3   1,995.0
 Current liabilities             321.3      376.5    350.1    383.2     370.4
 Long-term debt                  586.6      624.1    690.0    825.5     677.2
 Shareholders' equity            566.5      575.8    651.7    696.6     716.4

* Includes $2.50 of dividends in arrears for the third and fourth quarters of 1993.
/TABLE

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

OPERATING RESULTS 1994 - 1993

SALES AND REVENUES
Sales from continuing operations declined 16% in 1994, reflecting the disposals of the ARC Professional Services Group (PSG), three Gas Turbine units and two Northern Can Systems (NCS) can plants in late 1993 and early 1994. On a pro forma basis, excluding the impact of these disposals, sales were down 2%, as solid advances at the Precoat Metals division, both units of the Specialty Chemicals segment, the auxiliary press equipment unit and the automotive products unit were more than offset by declines at Sequa Can Machinery and the three units in the Aerospace segment.

    Sales of the Aerospace segment were 14% lower than in 1993, with all units registering declines. Gas Turbine sales were down 15% (5% after eliminating the sales of disposed units from both years). While all overseas units recorded advances from depressed 1993 levels, the sales of most domestic units declined due to weakness in each of the three major markets served: component repair, OEM manufacture, and domestic military.
Pricing pressures were severe in all markets. The decline in repair revenues reflects a constricted market, as well as increased competitive activity from the engine manufacturers, extensive pricing pressure, and loss of market share following the 1993 interruption of operations at Gas Turbine's largest facility in Orangeburg, New York. The decline in OEM sales reflects a further 20% drop in commercial jet engine production in 1994, which produced continuing overcapacity in the marketplace. Sales under prime contracts from the US Government declined more than 35% in 1994 to a level more than 50% below 1992. This is a reflection of reduced domestic defense spending, the completion or elimination of several sizable contracts and the unit's plan to reduce its participation in domestic defense activities.

    At the Orangeburg, New York facility, sales advanced 4% in 1994 from a depressed 1993 level. Progress continued in the operation's recovery from the effects of the Federal government investigation and suspension of FAA-certified repair activities during 1993. Repair input in each of the last three quarters of 1994 increased over the preceding quarter; turnaround time (the time it takes to repair a part and return it to the customer) improved dramatically; and the customer base was expanded. Partially offsetting improvements in the repair area was the severe decline in the manufacture of OEM parts, as a major engine customer brought into its own facilities new parts work previously done at Orangeburg.

    For 1995, management does not expect significant improvement in its served markets. Management currently anticipates that marketing programs with the major airlines will begin to generate increased repair revenues in the second half of 1995. OEM sales

SALES AND REVENUES  (con't)
are expected to be on a par with 1994, while defense-related sales are expected to register a small decline.

    ARC Propulsion sales declined 14% from 1993, largely due to lower production levels on three major contracts: MLRS, Stinger, and Tomahawk. These declines were partially offset by higher sales of propellant and other components for automotive airbag inflators and by increased sales under the Trident D-5 program. Sales of the advanced materials and liquid motor product lines were modestly lower. Management currently anticipates that 1995 sales will be on a par with 1994, as further declines in military solid propulsion will be offset by increased airbag component sales.

    At the Kollsman unit, 1994 sales declined 7%, as lower sales of medical instrumentation, avionics hardware and troop simulation trainers were partially offset by improvements in the night targeting system (NTS) for the Cobra helicopter. Sales of electro-optical instrumentation for military vehicles were on a par with 1993 levels. Management currently anticipates that overall sales for 1995 will remain stable.

    Sales of the Machinery and Metal Coatings segment advanced 3% in 1994, as improvements at the metal coatings and auxiliary press equipment units were largely offset by a decline at the can machinery operation. At the metal coatings unit, strong demand from the building products market resulted in a solid sales gain. In the fourth quarter, the operation brought on line a new facility in Jackson, Mississippi, which is expected to relieve capacity constraints experienced by the metal coatings unit in 1994. Management currently anticipates continued strength at this unit in the first half of 1995. Sales of the can machinery unit were 18% below the 1993 level, as both can forming and can decorating equipment units experienced reduced demand in overseas markets. Based on current backlog, management expects sales to rebound in 1995. Sales of the auxiliary press equipment operation were up 7%, as increased unit sales were partially offset by the price reductions required in a highly competitive market. The outlook for 1995 depends largely on the successful introduction of new equipment models in the first half.

    Sales of the Specialty Chemicals segment increased 12%, with both units achieving solid advances. The increase at the overseas unit was primarily driven by improved sales of TAED, a detergent additive. TAED volume increases were partially offset by lower average selling prices. At the domestic unit, sales of every major product, except paper coatings, posted solid sales gains. Sales of

SALES AND REVENUES  (con't)
the paper coatings product line were down 4%, as improvements in the second half of the year did not offset declines in the first half. Sales of specialty polymers were particularly strong in 1994, primarily due to increased market penetration driven by the introduction of new products. Management currently anticipates sales for the full year of 1995 will continue at a high level for both units.

    Sales of the Other Products segment (formerly the Professional Services and Other Products segment) declined 71% in 1994, due entirely to the disposition of the ARC Professional Services unit and two NCS can plants in 1993. On a pro forma basis -- excluding 1993 sales of units sold -- sales advanced 8% in 1994. At the automotive products unit, the impact of increased North American automobile production, together with increased sales of electronic products and greater penetration of the European market for cigarette lighters, generated a 16% increase in sales in 1994. A continuation of the strong sales pattern is expected in the first half of 1995. NCS sales from continuing business -- the production of convenience ends for food cans -- declined 10%, chiefly due to two factors: the changeover by a major customer to a type of product that NCS does not produce; and the self manufacture of convenience ends by another major customer. Revenues of Centor, the real estate unit, recorded a small year-to-year increase.

OPERATING INCOME
Overall 1994 operating income of $39.8 million compared favorably with operating income of $15.7 million in 1993. The increase primarily resulted from reduced losses at Gas Turbine and improved profits at the can machinery and precoat metals operations and at both units of the Specialty Chemicals segment. The gains were partially offset by the absence of profits from the PSG unit sold in late 1993, as well as by losses at the auxiliary press equipment unit and the convenience end business.

    The losses registered in the Aerospace segment narrowed in 1994, as Gas Turbine reduced its loss, Kollsman recorded a 14% profit improvement, and ARC Propulsion registered only a slight decline in profits. Gas Turbine's operating loss for 1994 was roughly half that of 1993. The 1993 results were affected by three major factors: the interruption of operations at the Orangeburg facility; the legal fees, payments to the government and severance costs at the Orangeburg facility; and the charge to reflect implementation of a restructuring plan. The improvement recorded in 1994 primarily reflected the absence of these factors, as well as the return to profitability of overseas gas turbine operations. Offsetting these factors was a significant decline in earnings from domestic repair operations, as well as the impact of a second quarter charge to correct an accounting irregularity. In the fourth quarter, excluding the impact of units disposed, sales declined 15%, and the unit generated a loss from operations, which was further increased by provisions for inventory and other reserves. Management expects this unit to return to profitability in the second half of 1995.

OPERATING INCOME  (con't)
At the ARC Propulsion unit, operating income declined 5%. The effects of lower sales and a second-quarter loss provision on a liquid propellant rocket motor program were partially offset by reduced bid and proposal costs, and an improved sales mix. Kollsman recorded a 14% improvement in operating income in 1994. This was primarily the result of improved profitability on the NTS program, lower selling, general and administrative expenses, and the benefits of a favorable contract settlement in the avionics business. These improvements were partially offset by reduced profits in the medical instrument operation and the impact of the reduction in sales. Management currently anticipates that both ARC Propulsion and Kollsman will generate 1995 operating profits in line with 1994 results.

    Operating income in the Machinery and Metal Coatings segment increased 10% in 1994, as improvements at the metal coatings and can machinery units were partially offset by losses at the auxiliary press equipment unit. Profits of the metal coatings unit improved primarily as the result of increased sales and higher capacity utilization, partially offset by start-up costs related to the new facility in Jackson, Mississippi, and pricing pressures in the container industry. Strong profit performance is expected to continue in 1995. Operating income at the Sequa Can Machinery unit more than doubled in 1994 from a depressed 1993 level. The primary factors responsible for the improvement were: the absence of the restructuring and bad debt charges of 1993; lower selling, general and administrative costs; reduced warranty and equipment start-up costs; and a favorable sales mix shift. These elements were partially offset by the impact of lower sales and reduced capacity utilization at one of the facilities. Based on the current backlog level, profits are expected to further improve for this unit in 1995. The auxiliary press equipment unit recorded a loss in 1994 compared to a small profit in 1993. The loss primarily resulted from severe pricing pressures and increased product development and marketing costs. The latter are related to new products scheduled to be introduced to the market in the first half of 1995. Based on this unit's backlog, losses are anticipated in the first half of 1995.

    Operating income in the Specialty Chemicals segment advanced 21% in 1994, with both units contributing to the gain. At the overseas unit, improved results were primarily driven by increased sales of TAED and the resulting improvement in factory utilization. At the domestic unit, the improvement was derived from increased sales, partially offset by the effect on margins of rapid increases in raw material prices, as well as by an unfavorable sales mix shift and increased environmental clean-up costs. Both units are experiencing rapid increases in raw material prices, which are difficult to pass on to customers. The domestic unit began to feel the impact of this in the second half of 1994, while the overseas unit felt the impact in early 1995. As a result, management currently anticipates that first-quarter earnings will be down for the segment.

OPERATING INCOME  (con't)
    Operating income from the Other Products segment declined 68% in 1994 primarily due to the late-1993 disposition of PSG (which had contributed $10.7 million of operating profits for 1993) and the writedown of two excess NCS lid lines, which are being held for sale. At the automotive products unit, profits increased in line with higher sales. Continued strength is expected at this unit during the first half of 1995. At NCS, the loss for 1994 was due entirely to the writedown of the lid lines. On an operating basis, NCS posted a small profit, as the effect of lower sales was partially offset by reduced costs. At Centor, the real estate unit, profits declined primarily due to increased operating costs.

RESTRUCTURING CHARGES
During 1993, the Company recorded restructuring charges totaling $26.6 million primarily related to plans adopted to reduce Gas Turbine's investment in activities other than the repair of components for flight engines, to sell excess machinery and to permanently reduce the number of employees. During 1994 and early 1995, Gas Turbine completed its exit from the engine overhaul business and made significant progress in shrinking its asset base serving the OEM market. In 1994, three operations were sold for net cash proceeds of $57.2 million; two operations were closed; and $4.3 million in cash was generated from the sale of excess property, plant and equipment. In early 1995, Gas Turbine's 51% interest in an engine overhaul business was sold for $5.2 million in cash with the purchaser assuming $17.2 million of the Company's debt. Two operating units and certain excess assets remain to be disposed of. At December 31, 1994, $6.3 million of restructure reserves remained, and completion of the restructuring program will generate positive cash flow in 1995.

INTEREST EXPENSE
The decrease in interest expense of approximately $7.4 million during 1994 was due to a decrease in average borrowings primarily attributable to the application of cash generated from the sale of businesses and the non-recourse securitization of the Company's discontinued leveraged lease portfolio.

OTHER, NET
In 1994, Other, net included a $2.4 million loss on interest rate options written; $1.8 million of discount expense related to the sale of accounts receivable; a $2.4 million equity loss in the Company's unconsolidated airbag business; and amortization of capitalized debt costs of $2.4 million. In 1993, Other, net included a $6.6 million mark-to-market loss on interest rate options written; $3.1 million of discount expense related to the sale of accounts receivable; a $3.1 million loss incurred on a sale and leaseback transaction; a $7.6 million equity loss in the Company's unconsolidated airbag business; amortization of capitalized debt costs in the amount of $4.2 million; and $2.5 million in charges for a minority shareholder's interest in the earnings of Atlantic Research Corporation.

DERIVATIVE FINANCIAL INSTRUMENTS
In response to favorable market conditions, the Company closed out all of its interest-related derivative transactions in December 1994 for a cash payment of $7.7 million, the approximate net carrying value of these instruments. Accordingly, the Company had no interest rate swaps, options or any other interest-related derivatives outstanding at December 31, 1994.

    It is the Company's current policy that the treasurer has the authority to enter into interest-related derivative transactions in the amounts and for the purposes to be stipulated by the board of directors and the management executive committee. The treasurer must obtain approval from the committee prior to entering into any derivative transaction and the treasurer is responsible for monthly reporting of market values of derivative activities to the committee.

    The Company has had limited involvement with derivative financial instruments and does not use them for trading purposes. Various derivative financial instruments have been used in the past to manage well-defined interest rate risk. By entering into straightforward interest rate swaps, the Company has functionally converted floating-rate debt to fixed-rate debt to minimize exposure to rising interest rates and has functionally converted fixed-rate debt to floating-rate debt to minimize interest costs in declining interest rate environments. The Company has also utilized interest rate options and other complex derivative instruments to manage economic exposures resulting from changes in interest rates.

    The Company accounts for interest rate swaps as hedges provided that the derivative changes the nature of a designated debt instrument on the Company's balance sheet and the underlying debt obligation has a principal balance equal to or greater than the notional amount of the related derivative. In accordance with hedge accounting, any gains or losses from changes in the value of the swaps are deferred and interest expense on the hedged debt instrument is recorded using the interest rate as effectively revised by the related swap. If the principal amount of the particular debt instrument being hedged falls below the notional amount of the related swap, the excess portion of the derivative is marked to market and the resulting gain or loss is included in interest expense. Gains or losses on terminated interest rate swaps that were accounted for as hedges are deferred and amortized to interest expense over the original lives of the terminated swaps.

    The Company's weighted average borrowing rate was 9.4% during 1994 and 1993 and 9.2% during 1992. The Company's hedging activities related to interest rate swaps reduced interest expense by $0.3 million (or 5 basis points) during 1994; $2.4 million (or 35 basis points) during 1993; and $2.1 million (or 27 basis points) during 1992. As of December 31, 1994, deferred gains on terminated interest rate swaps amounted to $6.8 million and amortization of such deferred gains will serve to reduce interest expense by $3.1 million, $2.2 million and $1.5 million during 1995, 1996 and 1997, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS  (con't)
    Early in 1989, Sequa decided to raise $50 million through a privately placed seven-year senior note issue. The market responded with offers carrying interest rates of 10.27% for five years and 10.98% for seven years. Sequa opted to issue a $50 million privately placed note with a five-year maturity at 10.27%, but sold an option for the sixth and seventh years, which, if exercised, would be economically equivalent to Sequa borrowing $50 million for seven years at a fixed rate of 10.27% - a rate that was not achievable under the privately placed note in 1989. Under the terms of the option sold, if exercised, Sequa would pay a fixed rate of 10.27% on a notional amount of $50 million and would receive LIBOR for two years commencing in February 1994. Given the business reason for becoming a party to this derivative, the option written was designated and accounted for as a hedge from 1989 through the third quarter of 1993. During this time, the option was not marked to market through income, and unrealized losses, which were not material to the results of operations or financial position of the Company, were deferred.

    In 1993, when interest rates decreased dramatically and it became clear that the counterparty to this transaction would exercise the option, the Company moved to mitigate the cost of paying 10.27% and receiving LIBOR by restructuring the original $50 million option in the latter part of 1993 into two $25 million, two-year options with the same starting and expiration dates as the original option. This restructuring materially altered the original intent and economics of the 1989 option and created complex and leveraged options. Accordingly, the Company switched to non-hedge accounting and marked the restructured interest rate options to market at December 31, 1993 by recording a $6.6 million pre-tax charge in Other, net.

    Early in 1994, the options were further restructured, and, in order to mitigate the effect of further interest rate movements, the Company entered into another complex derivative transaction which effectively moved approximately $4.0 million of the loss on one of the restructured options into a new instrument. In 1994, Other, net included $2.4 million of losses on this derivative and the two restructured options. All interest-related derivatives were closed out as of December 31, 1994.

    Forward exchange contracts are utilized by the Company's specialty chemicals operation in the United Kingdom to hedge anticipated but not yet committed sales and purchases to be denominated in currencies other than the pound sterling. These contracts, the terms of which are shorter than one year, involve primarily the purchase of Swedish kroner and the sale of German marks at a specified range of exchange rates with the pound sterling. Accordingly, these contracts limit, but do not eliminate, the effects of exchange rate movements on sales of products to foreign customers and purchases from foreign suppliers.

DERIVATIVE FINANCIAL INSTRUMENTS  (con't)
  The notional amounts of such contracts were $27.3 million and $17.0 million at December 31, 1994 and 1993, respectively. Unrealized gains on these forward exchange contracts of $0.1 million and $0.4 million were recorded in the Company's Balance Sheet at December 31, 1994 and 1993, respectively, and changes in the fair values are recognized in operating income during the period in which the changes occur.

ENVIRONMENTAL MATTERS
The Company's environmental department, under senior management direction, manages all activities related to the Company's involvement in environmental clean-up. This department establishes the projected range of expenditures for individual sites with respect to which the Company may be considered a potentially responsible party under applicable federal or state law. These projected expenditures, which are reviewed periodically, include: remedial investigation and feasibility studies; outside legal, consulting and remediation project management fees; the projected cost of remediation activities; site closure and post-remediation monitoring costs. The assessments take into account known conditions, probable conditions, regulatory requirements, past expenditures, and other potentially responsible parties and their probable level of involvement. Outside technical, scientific and legal consulting services are used to support management's assessments of costs at significant individual sites.

    It is the Company's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $29 million to $55 million. At December 31, 1994, the Company's Balance Sheet includes accruals for remediation costs of $50.5 million. These accruals are at undiscounted amounts and are primarily included in accrued expenses and other long-term liabilities. While the possibility of recovery of some of the costs from insurance companies exists, the Company does not recognize these recoveries in its financial statements until they are realized. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

    With respect to all known environmental liabilities, the Company's actual cash expenditures for remediation of previously contaminated sites were $10.3 million in 1994, $8.3 million in 1993 and $7.3 million in 1992. The Company anticipates that remedial cash expenditures will be in the $8 million to $12 million range during each of the following several years. For the past three years, the Company's capital expenditures for projects to eliminate, control or dispose of pollutants have averaged approximately $2 million per year. The Company anticipates environmental-related capital programs to be approximately $6 million in 1995 and $4 million in 1996. The Company's operating expenses to eliminate, control and dispose of pollutants have averaged approximately $10 million per year during the last three years. The Company anticipates that environmental operating expenses will be approximately $12 million per year during 1995 and 1996.

AUTOMOTIVE AIRBAGS
In 1989, Atlantic Research and AlliedSignal formed a 50/50 joint venture, called Bendix Atlantic Inflator Company (BAICO), to develop, produce and market hybrid inflators for automotive airbag systems. The first deliveries of production units were made in 1993 and shipments are expected to exceed one million units in 1995. In 1993, Sequa Corporation, AlliedSignal and Gilardini (a unit of the Fiat Group) formed an Italian company (BAG/S.p.A.) to produce and market hybrid inflators for Fiat and other European car companies. Each participant owns a one-third interest in this venture, which is scheduled to make its first deliveries to a European customer in June 1995.

    The Company's equity loss in its unconsolidated airbag business was $2.4 million in 1994 and $7.6 million in 1993. Management currently anticipates that BAICO will achieve profitability in late 1995 and BAG/S.p.A. will be profitable in 1997. The Company made investments in the airbag business of $5.0 million during 1994 and $10.4 million during 1993 and anticipates investing approximately $5.2 million during 1995.

    In December 1994, BAICO entered into a $35 million revolving credit agreement with a group of banks, which extends through December 1995. Under the terms of the agreement, BAICO borrowings are guaranteed equally by BAICO's partners. In December 1994, BAICO borrowed $35 million under the facility and remitted $17.5 million to each partner. Sequa accounted for the $17.5 million it received as a financing activity in the Consolidated Statement of Cash Flows and reduced its investment in BAICO, which is carried as an equity investment. At December 31, 1994, the Company's equity in the losses of its airbag business exceeded its investment by $9.5 million, and the negative investment is included in Other long-term liabilities in the Consolidated Balance Sheet.

BACKLOG
The businesses of Sequa for which backlogs are significant are the Kollsman division, the Turbine Airfoils, Caval Tool and Castings units of Gas Turbine, and the ARC Propulsion operations of the Aerospace segment; and the Can Machinery, MEG and Precoat Metals operations of the Machinery and Metal Coatings segment. The aggregate dollar amount of backlog in these units at December 31, 1994 was $448.3 million ($381.7 million at December 31,
1993).

CAPITAL SPENDING
Capital expenditures amounted to $59.2 million in 1994, with spending concentrated in the Gas Turbine, metal coatings and overseas chemicals operations. These funds were primarily used to upgrade existing facilities and equipment and to expand capacity. The single largest project was the completion of a new metal coatings facility in Jackson, Mississippi. The Company anticipates that capital spending in 1995 will be approximately $70 million and will be concentrated in the Gas Turbine and chemicals operations.

LIQUIDITY AND CAPITAL RESOURCES
Management anticipates that cash flow from operations, proceeds from the divestiture of assets, the $92.3 million of credit available under the revolving credit agreement, the $45.0 million of available financing under the Receivables Purchase Agreement, plus cash and cash equivalents on hand at December 31, 1994 will be more than sufficient to fund the Company's operations for the foreseeable future.

    During 1994, the Company completed the sale of three Gas Turbine units engaged primarily in activities other than the repair of flight engine components for an aggregate sales price of approximately $58.8 million, of which $57.2 million was received in cash. Also during 1994, the Company received $17.5 million in proceeds from the financing arrangement of the Company's automotive airbag joint venture and $25.0 million in proceeds from the non-recourse securitization of the Company's discontinued leveraged lease portfolio. Proceeds from these transactions were used primarily to reduce debt of continuing operations by $46.3 million, and to repurchase $45.0 million of accounts receivable sold under the Receivables Purchase Agreement.

    The debt covenant that precluded the declaration of dividends in the third and fourth quarters of 1993 was eliminated in 1994 when the Company completed the redemption of its 10 1/2% senior subordinated notes. Pursuant to the terms of the Company's senior notes due 2001 and the senior subordinated notes due 2003, the Company's earnings before interest, taxes, depreciation and amortization must be sufficient to maintain a consolidated interest coverage ratio of 2 to 1 to permit the Company to pay dividends and engage in other restricted activities. At September 30, 1994, the

LIQUIDITY AND CAPITAL RESOURCES  (con't)
Company met the minimum consolidated interest coverage ratio and, during the fourth quarter of 1994, the Company declared and paid all preferred stock dividends in arrears. The minimum consolidated interest coverage ratio was also met at December 31, 1994.

    The Company's objectives are to return to profitability, to continue to improve its capital structure, to resume common stock dividend payments, and to regain an investment grade rating from the major rating agencies.

OPERATING RESULTS 1993-1992

SALES AND REVENUES
Sales and revenues from continuing operations declined 9% in 1993, primarily as a result of decreases at the Gas Turbine and ARC propulsion units of the Aerospace segment and the overseas unit of the Specialty Chemicals segment.

    Aerospace segment sales declined 16% in 1993, principally as a result of an 18% decline in sales of Gas Turbine, the Company's largest individual operation. ARC Propulsion sales declined approximately 20%, and the Kollsman division posted a 9% increase in sales. More than half the decline in Gas Turbine's sales occurred at the unit's largest facility in Orangeburg, New York, which was severely affected by government investigations. Gas Turbine installations were affected by sustained weakness in the jet engine component repair and new parts market, as well as by the continuing decline in the domestic defense market. The reduction in sales of the ARC Propulsion unit primarily resulted from reduced revenues on several rocket motor programs and the completion of two other programs. Kollsman's sales increased principally as a result of higher sales of military electro-optical products.

    Sales of the Machinery and Metal Coatings segment increased 7% in 1993. The metal coatings division posted a 15% increase in sales, primarily as a result of strong demand from the building products industry and improved market penetration of this key market. Sales at the can machinery division advanced 4%, and sales of the European press equipment unit declined 5% after translation into US dollars.

    Sales of the Specialty Chemicals segment declined 6%. At the overseas unit, an increase in local currency sales of TAED was more than offset by an unfavorable foreign currency translation swing. At the domestic unit, sales were down marginally, as weakness in the paper, textile and graphic arts markets was largely offset by strength in the specialty polymer product line, and by the sales added through a late-1992 acquisition.

    Sales and revenues of the Professional Services and Other Products segment increased 5% in 1993, as two of the four units posted increases. Revenues of the ARC professional services unit, which was sold in December 1993, increased to $162.6 million. Sales of the automotive products unit advanced sharply, reflecting a stronger domestic automobile market. Sales of NCS were on a par with 1992, as strong sales of can ends more than offset the absence of sales from two can making plants which were sold. Revenues of Centor, the real estate company, declined modestly in 1993 primarily due to a lower occupancy rate in its Missouri office building.

OPERATING INCOME
Operating income declined 87% in 1993, primarily as a result of the operating loss posted by Gas Turbine and the recording of restructuring charges amounting to $26.6 million during the year.

    The Aerospace segment posted a $40.9 million loss in 1993 compared to a profit of $75.5 million in 1992, primarily due to losses at Gas Turbine. Gas Turbine was adversely affected by three factors: the interruption of operations at the Orangeburg facility; the charge to reflect a restructuring plan; and the legal and other costs at the Orangeburg plant. ARC Propulsion profits declined 28%, a reflection of lower sales and an unfavorable sales mix shift, and Kollsman's profits increased from a modest 1992 base, primarily as a result of improvements in electro optics.

    Operating profit in the Machinery and Metal Coatings segment decreased 3% in 1993, as strength at the metal coatings unit and improvement at the auxiliary press equipment unit were more than offset by a decline in the can machinery operation.

    Operating income in the Specialty Chemicals segment declined 11% in 1993, with both units down from the preceding year.
Strong overseas operating results were offset chiefly by unfavorable foreign currency exchange movements and the establishment of environmental clean-up and bad debt reserves. The decline at the domestic unit resulted from the start-up of a new product line, the cost to expand a European marketing effort, and the effects of lower sales and an unfavorable sales mix shift.

    Operating income in the Professional Services and Other Products segment more than doubled in 1993. Both ARC professional services and the automotive products unit achieved solid profit advances, and NCS moved from a loss in 1992 to a modest profit in 1993. At Centor, profits declined from a relatively low 1992 base, primarily as a result of lower rental income.

    During 1993, the Company recorded restructuring charges totaling $26.6 million, primarily relating to plans adopted to reduce Gas Turbine's investment in operations other than the repair of components for flight engines, to sell excess machinery, and to permanently reduce the number of employees.

INTEREST EXPENSE
In 1993, interest expense declined $6.6 million due to a lower level of average borrowings related to the Company's cash generation program.

OTHER, NET
In 1993, Other, net included a $6.6 million mark-to-market loss on interest rate options written; $3.1 million of discount expense related to the sale of accounts receivable; a $3.1 million loss incurred on a sale and leaseback transaction; a $7.6 million equity loss in the Company's unconsolidated airbag business; amortization of capitalized debt costs in the amount of $4.2 million; and $2.5 million in charges for a minority shareholder's interest in the earnings of ARC.

GOVERNMENT INVESTIGATIONS
During the second quarter of 1993, the Company entered into agreements with the US Attorney's Office, Southern District of New York (SDNY), and the Federal Aviation Administration (FAA) in connection with investigations begun in November 1992 by these offices and other related governmental agencies of the Company's Orangeburg facility and certain of its then employees.

    Throughout the investigations, the Company and the Orangeburg facility cooperated fully with federal authorities. In addition, the Company instituted extensive changes in the management and operations of the facility. As a result of the Company's cooperation with the government and its good faith efforts to comply with all applicable FAA standards, the FAA restored the facility's FAA repair station certificate on June 10, 1993, ending the suspension of repair operations and resolving all FAA civil matters related to the Orangeburg facility. Subsequently, the US Attorney's Office, SDNY, declined to prosecute the Company in connection with its investigation.

    As a result of the investigations and the related suspension, the Company incurred direct expenses in 1993 of $12.8 million. Direct expenses included a remedial payment of $5.0 million to the FAA, the deposit of an additional $2.5 million to cover the cost of testing engine parts seized by federal authorities, severance payments, and related legal fees and expenses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and
the Board of Directors,
Sequa Corporation:



     We have audited the accompanying consolidated balance sheet of Sequa Corporation (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sequa Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for income taxes.




ARTHUR ANDERSEN LLP
New York, New York
March 17, 1995

               SEQUA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET



(Amounts in thousands)
At December 31,                               1994         1993
-------------------------------------      ----------   ---------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                $  18,655   $   24,780
  Trade receivables, net (Note 2)            252,588      227,688
  Unbilled receivables, net (Note 3)          35,688       55,451
  Inventories (Note 4)                       266,370      290,323
  Other current assets                        31,030       63,350
                                           ---------    ---------
          Total current assets               604,331      661,592
                                           ---------    ---------

INVESTMENTS
  Net assets of discontinued operations
    (Note 5)                                 154,395      188,964
  Other investments                           19,085       17,179
                                           ---------    ---------
                                             173,480      206,143
                                           ---------    ---------

PROPERTY, PLANT AND EQUIPMENT, NET
  (Note 6)                                   524,150      562,623
                                           ---------    ---------

OTHER ASSETS
  Excess of cost over net assets of
    companies acquired                       325,530      348,696
  Deferred charges and other                  20,757       24,467
                                           ---------    ---------
                                             346,287      373,163
                                           ---------    ---------

TOTAL ASSETS                              $1,648,248   $1,803,521
                                          ==========   ==========

The accompanying notes are an integral part of the financial statements.

               SEQUA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET


(Amounts in thousands, except share data)
At December 31,
----------------------------------
                                               1994         1993
                                             --------     -------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt
    (Note 7)                               $   15,231  $   23,998
  Accounts payable                            118,429     114,529
  Taxes on income (Note 8)                     21,128      16,357
  Accrued expenses (Note 9)                   166,558     221,654
                                           ----------  ----------
          Total current liabilities           321,346     376,538
                                           ----------  ----------

LONG-TERM DEBT, NET OF
  CURRENT MATURITIES (Note 7)                 586,574     624,092
                                           ----------  ----------

DEFERRED TAXES AND OTHER LONG-TERM
  liabilities
  Deferred taxes on income (Note 8)             9,494      27,039
  Other long-term liabilities                 164,343     200,068
                                           ----------  ----------
                                              173,837     227,107
                                           ----------  ----------

SHAREHOLDERS' EQUITY (Notes 7, 12 and 13)
  Preferred stock--$1 par value,
    1,825,000 shares authorized; 797,000
    shares of $5 cumulative convertible
    stock issued at December 31, 1994
    and 1993 (involuntary liquidation
    value--$26,359 at December 31, 1994)          797         797
  Class A common stock--no par value,
    25,000,000 shares authorized; 7,188,000
    shares issued at December 31, 1994 and
    7,054,000 shares issued at
    December 31, 1993                           7,188       7,054
  Class B common stock--no par value,
    5,000,000 shares authorized; 3,727,000
    shares issued at December 31, 1994
    and 3,861,000 shares issued at
    December 31, 1993                           3,727       3,861
  Capital in excess of par value              287,204     295,841
  Cumulative translation adjustment            (1,899)
(16,771)
  Retained earnings                           354,676     383,617
                                           ----------  ----------
                                              651,693     674,399
  Less:  cost of treasury stock                85,202      98,615
                                           ----------  ----------
TOTAL SHAREHOLDERS' EQUITY                    566,491     575,784
                                           ----------  ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                 $1,648,248  $1,803,521
                                                  ==========  ==========

                      SEQUA CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
(Amounts in thousands, except per share)
Year ended December 31,                         1994        1993        1992
-------------------------------------         --------    --------    --------
SALES AND REVENUES                          $1,419,550  $1,696,968  $1,868,341
                                            ----------  ----------  ----------

COSTS AND EXPENSES
  Cost of sales and revenues                 1,164,739   1,382,509   1,480,412
  Selling, general and administrative          215,058     272,145     263,325
  Restructuring charges (Note 14)                 -         26,640        -
                                            ----------  ----------  ----------
                                             1,379,797   1,681,294   1,743,737
                                            ----------  ----------  ----------

OPERATING INCOME                                39,753      15,674     124,604

OTHER INCOME (EXPENSE)
  Interest expense                             (59,114)    (66,501)    (73,125)
  Interest income                                2,819       2,679       4,137
  Gain on sale of ARC Professional
    Services (Note 15)                            -         12,408        -
  Other, net (Note 16)                         (11,353)    (28,275)    (11,816)
                                            ----------  ----------  ----------
                                               (67,648)    (79,689)    (80,804)
                                            ----------  ----------  ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                          (27,895)    (64,015)     43,800

Income tax benefit (provision) (Note 8)          3,200       8,557     (25,900)
                                            ----------  ----------  ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS       (24,695)    (55,458)     17,900

Loss from discontinued operations (Note 5)        -           -        (21,700)
                                            ----------  ----------  ----------

LOSS BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE       (24,695)    (55,458)     (3,800)

Extraordinary loss on early retirement
  of debt, net of applicable income
  taxes (Note 7)                                (1,083)     (8,524)       -

Cumulative effect on prior years of change
  in accounting for income taxes
  (Notes 1 and 8)                                 -           -         (7,337)
                                            ----------  ----------  ----------

NET LOSS                                       (25,778)    (63,982)    (11,137)

Preferred dividend requirements                 (3,163)     (3,163)     (3,168)
                                            ----------  ----------  ----------

NET LOSS APPLICABLE TO COMMON STOCK         $  (28,941) $  (67,145) $  (14,305)
                                            ==========  ==========  ==========


EARNINGS (LOSS) PER SHARE
  Continuing operations                     $    (2.87) $    (6.07) $     1.53
  Discontinued operations                          -           -         (2.26)
                                            ----------  ----------  ----------
  Loss before extraordinary item and
    cumulative effect of accounting change       (2.87)      (6.07)       (.73)
  Extraordinary loss                              (.11)       (.88)        -
  Cumulative effect on prior years of
    change in accounting for income taxes          -           -          (.76)
                                            ----------  ----------  ----------
  Net loss                                  $    (2.98) $    (6.95) $    (1.49)
                                            ==========  ==========  ==========

The accompanying notes are an integral part of the financial statements.

                      SEQUA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands)
Year ended December 31,                              1994       1993     1992
-----------------------------------                 ------    -------   ------
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations
  before income taxes                            $ (27,895) $ (64,015)$ 43,800
Adjustments to reconcile income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                    103,974    110,061  117,792
  Provision for losses on receivables                4,891      7,051    6,528
  Gain on sale of ARC Professional Services           -       (12,408)    -
  Equity in losses of unconsolidated
    joint ventures                                   2,154      7,097    4,243
  Other items not requiring (providing) cash           (79)     5,367   (3,350)
  Changes in operating assets and liabilities,
    net of businesses sold:
      Receivables                                   18,877      1,535   53,959
      Inventories                                  (13,549)    16,158   25,027
      Other current assets                          28,743    (17,895)   3,024
      Accounts payable and accrued expenses        (32,671)    41,531   (8,560)
      Other long-term liabilities                   (6,952)    28,915     (574)
                                                 ---------  --------- --------
Net cash provided by continuing operations
  before income taxes                               77,493    123,397  241,889
Net cash provided by (used for) discontinued
  operations before income taxes (Note 18)          28,228      2,750 (154,937)
Income taxes paid, net                             (10,444)    (5,111) (25,146)
                                                 ---------  --------- --------
  Net cash provided by operating activities         95,277    121,036   61,806
                                                 ---------  --------- --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of minority interest in subsidiary        (16,701)      -        -
Purchase of property, plant and equipment          (59,241)   (76,858) (92,685)
Sale of property, plant and equipment                8,492     29,628    4,801
Sale of businesses, net of cash sold                57,248     76,153  197,233
Other investing activities                         (10,139)       (53)  (9,127)
                                                 ---------  --------- --------

   Net cash provided by (used for) investing
     activities                                    (20,341)    28,870  100,222
                                                 ---------  --------- --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt, net of issuance costs            6,253    292,320     -
Payments of debt                                   (21,214)  (165,963)(140,340)
Early retirement of debt                           (34,839)  (222,661)    -
Dividends paid                                      (3,956)    (4,305)  (8,628)
Proceeds from sale of accounts receivable             -          -      84,000
Repurchase of accounts receivable                  (45,000)   (39,000) (90,000)
Proceeds from joint venture financing
  arrangement                                       17,500       -        -
                                                 ---------  --------- --------

   Net cash used for financing activities          (81,256)  (139,609)(154,968)
                                                 ---------  --------- --------

Effect of exchange rate changes on cash
  and cash equivalents                                 195       (324)  (5,163)
                                                 ---------  --------- --------
Net increase (decrease) in cash and cash
  equivalents                                       (6,125)     9,973    1,897
Cash and cash equivalents at beginning of year      24,780     14,807   12,910
                                                 ---------  --------- --------
Cash and cash equivalents at end of year         $  18,655  $  24,780 $ 14,807
                                                 =========  ========= ========

The accompanying notes are an integral part of the financial statements.

                                   SEQUA CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                           Class A  Class B  Capital in Cumulative
(Amounts in thousands,          Preferred  Common   Common   Excess of  Translation  Retained
Treasury
except per share data)            Stock     Stock    Stock   Par Value  Adjustment   Earnings    Stock
---------------------           ---------  -------  -------  ---------  ----------   --------    -----
BALANCE AT DECEMBER 31, 1991    $   797   $ 7,042   $3,873    $299,451   $ 19,205   $473,251  $(107,031)
                                -------   -------   ------    --------   --------   --------  ---------
Net loss                           -         -        -           -          -       (11,137)      -
Revaluation and amortization
  of restricted stock grant        -         -        -           (174)      -          -           245
Treasury stock contributed to
  pension plan                     -         -        -         (3,471)      -          -         8,031
Foreign currency translation
  adjustment                       -         -        -           -       (29,788)      -          -
Cash dividends:
  Class A - $.60 per share         -         -        -           -          -        (3,710)      -
  Class B - $.50 per share         -         -        -           -          -        (1,750)      -
  Preferred - $5.00 per share      -         -        -           -          -        (3,168)      -
                                -------   -------   ------    --------   --------   --------  ---------
BALANCE AT DECEMBER 31, 1992    $   797   $ 7,042   $3,873    $295,806   $(10,583)  $453,486  $ (98,755)
                                -------   -------   ------    --------   --------   --------  ---------
Net loss                           -         -        -           -          -       (63,982)      -
Revaluation and amortization
  of restricted stock grant        -         -        -             35       -          -           140
Exchange of common stock           -           12      (12)       -          -          -          -
Foreign currency translation
  adjustment                       -         -        -           -        (6,696)      -          -
Sale of foreign subsidiary         -         -        -           -           508       -          -
Cash dividends:
  Class A - $.30 per share         -         -        -           -          -        (1,854)      -
  Class B - $.25 per share         -         -        -           -          -          (870)      -
  Preferred - $2.50 per share      -         -        -           -          -        (1,581)      -
Preferred dividends in arrears
  - $2.50 per share*               -         -        -           -          -        (1,582)      -
                                -------   -------   ------    --------   --------   --------  ---------
BALANCE AT DECEMBER 31, 1993    $   797   $ 7,054   $3,861    $295,841   $(16,771)  $383,617  $ (98,615)
                                -------   -------   ------    --------   --------   --------  ---------
Net loss                           -         -        -           -          -       (25,778)      -
Issuance and amortization
  of restricted stock grant        -         -        -         (1,313)      -          -         1,366
Treasury stock contributed
  to pension plan                  -         -        -         (7,324)      -          -        12,047
Exchange of common stock           -          134     (134)       -          -          -          -
Foreign currency translation
  adjustment                       -         -        -           -        12,897       -          -
Sale of foreign subsidiary         -         -        -           -         1,975       -          -
Cash dividends:
  Preferred - $5.00 per share      -         -        -           -          -        (3,163)      -
                                -------   -------   ------    --------   --------   --------  ---------
BALANCE AT DECEMBER 31, 1994    $   797   $ 7,188   $3,727    $287,204   $ (1,899)  $354,676  $ (85,202)
                                =======   =======   ======    ========   ========   ========  =========

* Preferred dividends in arrears at December 31, 1993 were paid during the fourth quarter of 1994.
                The accompanying notes are an integral part of the financial statements.

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

INVENTORIES AND CONTRACT ACCOUNTING
Inventories are stated at the lower of cost or market. The cost of approximately 34% of inventories in 1994 and 1993 was determined by the last-in, first-out (LIFO) method of inventory valuation. The remaining non-contract related inventories are valued principally on a first-in, first-out basis (FIFO).

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

    Upon sale or retirement of properties, the related cost and accumulated depreciation is removed from the accounts, and any gain or loss is reflected currently. Expenditures for maintenance and repairs of $43,438,000 in 1994, $44,362,000 in 1993 and $46,393,000 in 1992 were expensed as incurred, while betterments and replacements were capitalized.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

EXCESS OF COST OVER NET ASSETS OF COMPANIES ACQUIRED
Excess of cost over net assets of companies acquired (goodwill) is being amortized on a straight-line basis over periods not exceeding forty years. The Company evaluates goodwill impairment at the end of each year based on recoverability measured by undiscounted estimated operating profits (i.e., pre-tax earnings before interest expense and goodwill amortization). Under this approach, the carrying value would be reduced if it is probable that management's best estimate of future operating profits during the goodwill amortization period will be less than the carrying amount of the related goodwill. The amortization charged against earnings in 1994, 1993 and 1992 was $10,440,000, $10,821,000 and $10,807,000, respectively. Accumulated amortization at December 31, 1994 and 1993 was $84,002,000 and $73,562,000, respectively.

FOREIGN CURRENCY TRANSLATION
The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into US dollars at exchange rates in effect at year-end, while revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation gains and losses are charged directly to cumulative translation adjustment, a component of shareholders' equity, and are not included in net income until realized through sale or liquidation of the investment. Foreign exchange gains and losses incurred on foreign currency transactions are included in net income.

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," was implemented by the Company in the first quarter of 1993. This statement requires the expected costs of providing postretirement benefits to be accrued during the years an employee provides services rather than the Company's past practice of recognizing these costs on the pay-as-you-go (cash) basis. At January 1, 1993, the Company's date of adoption, the actuarial present value of the accumulated benefit obligation for postretirement health care and other insurance benefits provided to certain retirees was $3,074,000. The Company is recognizing this transition obligation using the delayed recognition basis by amortizing the obligation on a straight-line basis over twenty years. The implementation of SFAS No. 106 in 1993 did not have a material impact on the Company's results of operations and had no effect on the Company's cash outlays for these retiree benefits.

    SFAS No. 112, "Employers' Accounting for Postemployment Benefits," was issued in November 1992 and was implemented in the first quarter of 1994. This statement requires benefits to former employees after employment, but before retirement, to be accrued

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

when it is probable that a liability has been incurred and the amount can be reasonably estimated. The impact of adopting SFAS
No. 112 did not have a material effect on the Company's results of operations or financial position.

DERIVATIVE FINANCIAL INSTRUMENTS
It is the Company's current policy that the treasurer has the authority to enter into interest-related derivative transactions in the amounts and for the purposes to be stipulated by the board of directors and the management executive committee. The treasurer must obtain approval from the committee prior to entering into any derivative transaction and the treasurer is responsible for monthly reporting of market values of derivative activities to the committee. The Company had no interest-related derivatives outstanding at December 31, 1994.

    The Company accounts for interest rate swaps as hedges provided that the derivative changes the nature of a designated debt instrument is on the Company's Balance Sheet and the underlying debt obligation has a principal balance equal to or greater than the notional amount of the related derivative. In accordance with hedge accounting, any gains or losses from changes in the value of the swaps are deferred and interest expense on the hedged debt instrument is recorded using the interest rate as effectively revised by the related swap. If the principal amount of the particular debt instrument being hedged falls below the notional amount of the related swap, the excess portion of the derivative is marked to market and the resulting gain or loss is included in interest expense. Gains or losses on terminated interest rate swaps that were accounted for as hedges are deferred and amortized to interest expense over the original lives of the terminated swaps.

    The Company accounts for interest rate options written, other complex interest-related derivative instruments, and forward foreign exchange contracts that hedge anticipated transactions under non-hedge accounting. Accordingly, the market values of these financial instruments are recorded in the Company's Balance Sheet at the reporting date and changes in fair values are recognized in income during the period in which the changes occur.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (con't)

ENVIRONMENTAL REMEDIATION AND COMPLIANCE
It is the Company's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Accrued environmental remediation and compliance costs include remedial investigation and feasibility studies, outside legal, consulting and remediation project management fees, projected cost of remediation activities, site closure and post-remediation monitoring costs. The potential exposure for such costs is estimated to range from $29,000,000 to $55,000,000. At December 31, 1994, the Company's Balance Sheet includes accruals for remediation costs of $50,537,000. These accruals are at undiscounted amounts and are primarily included in accrued expenses and other long-term liabilities. While the possibility of recovery of some of the costs from insurance companies exists, the Company does not recognize these recoveries in its financial statements until they are realized. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

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

RESEARCH AND DEVELOPMENT
Research and development costs are charged to expense as incurred and amounted to approximately $14,317,000 in 1994, $17,166,000 in 1993 and $17,557,000 in 1992.

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

    In connection with the Company's periodic reevaluation of foreign earnings estimated to be indefinitely reinvested, deferred income taxes of $14,000,000 were provided in 1993 for the repatriation of foreign undistributed earnings in the form of

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (con't)

dividends. Provision has not been made for US or additional foreign taxes on $163,120,000 of undistributed earnings of foreign subsidiaries as those earnings are intended to be permanently reinvested. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of deferred tax liability on foreign undistributed earnings which are intended to be permanently reinvested.

EARNINGS PER SHARE
Primary earnings per share for each of the respective years has been computed by dividing the net earnings, after deducting dividend requirements on cumulative convertible preferred stock, by the weighted average number of common and common equivalent shares outstanding during the year. The weighted average number of common and common equivalent shares for 1994, 1993 and 1992 was 9,722,000 shares, 9,655,000 shares and 9,620,000 shares, respectively.

    Fully diluted earnings per common share calculations for the assumed conversion of the cumulative convertible preferred stock were anti-dilutive in 1994, 1993 and 1992.

NOTE 2.  TRADE RECEIVABLES, NET

Sequa Receivables Corporation (SRC), a wholly owned special purpose subsidiary of the Company, has a Receivables Purchase Agreement with a group of banks, under which it is able to sell up to $45,000,000 of Company receivables without recourse through March 1997.

    At December 31, 1993, receivables as shown in the Consolidated Balance Sheet were net of $45,000,000 of receivable interests sold under the agreement. At December 31, 1994 all such receivables had been repurchased by the Company. Other, net, in the Consolidated Statement of Income includes discount expenses of $1,829,000 in 1994, $3,136,000 in 1993 and $3,912,000
in 1992 related to the sale of receivables under this agreement.

    Trade receivables at December 31, 1994 and 1993 have been reduced by allowances for doubtful accounts of $12,448,000 and $10,892,000, respectively.

NOTE 3.  UNBILLED RECEIVABLES, NET

Unbilled receivables, net consist of the following:

(Amounts in thousands)
At December 31,                              1994       1993
--------------------------------             ----       ----
Fixed-price contracts                      $32,005    $51,950
Cost-reimbursement contracts                 3,683      3,501
                                           -------    -------
                                           $35,688    $55,451
                                           =======    =======

NOTE 3.  UNBILLED RECEIVABLES, NET  (con't)

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

    Allowances for estimated nonrecoverable costs are primarily to provide for losses which may be sustained on contract costs awaiting funding and for the finalization of indirect expenses. Unbilled amounts at December 31, 1994 and 1993 are reduced by allowances for estimated nonrecoverable costs of $2,723,000 and $13,165,000, respectively.

NOTE 4.  INVENTORIES

The components of inventories are as follows:

(Amounts in thousands)
At December 31,                            1994           1993
------------------------------             ----           ----
Finished goods                          $ 70,514       $ 75,284
Work in process                           64,312        100,341
Raw materials                            130,596        111,866
Long-term contract costs                   7,728          9,097
Progress payments                         (5,231)        (4,441)
                                        --------       --------
                                         267,919        292,147
Adjustment to reduce
  carrying value to LIFO basis            (1,549)        (1,824)
                                        --------       --------
                                        $266,370       $290,323
                                        ========       ========


NOTE 5.  DISCONTINUED OPERATIONS

During 1991, the Company adopted a formal plan to divest Sequa Capital's investment portfolio and to sell a group of businesses which it classified as discontinued operations. The Company recorded a $25,000,000 pre-tax charge ($15,500,000 after-tax) in 1991 and a $35,000,000 pre-tax charge ($21,700,000 after-tax) in
1992 to provide for losses from the operation and disposal of discontinued operations. Losses during 1994 and 1993 were charged to reserves established during 1992 and 1991 for this purpose.

    The Company generated cash proceeds of $197,233,000 in 1992 and $2,832,000 in 1993 from the sale of discontinued assets. As of December 31, 1994, approximately $341,500,000 of Sequa Capital's investment portfolio had been sold, written down or otherwise disposed of since the Company adopted a formal plan to divest the portfolio. During the same period, the Company repaid approximately $367,000,000 of Sequa Capital's debt. Debt of discontinued operations at December 31, 1994 represents the

NOTE 5.  DISCONTINUED OPERATIONS  (con't)

remaining principal amount of the $25,000,000 in proceeds received from the non-recourse securitization of Sequa Capital's leveraged lease portfolio in 1994. The leveraged lease cash flow stream will service the payment of principal and interest until the loan is paid off. Subsequent to the payment of the secured indebtedness, the remaining investment in leveraged leases will be liquidated over time as rentals are received and residual values are realized. Disposal activities are ongoing for other discontinued assets.

    Net assets of discontinued operations approximate net realizable value and have been classified as noncurrent. A summary of the net assets of discontinued operations is as follows:

(Amounts in thousands)
At December 31,                                1994        1993
-------------------------------               ------      ------
   Funds designated for use by
     Sequa Capital                         $    -       $    571
   Receivables                                 6,774       6,380
   Inventories                                 9,788      10,354
   Investment in leveraged leases and
     other investments                       163,857     176,363
   Property, plant and equipment, net          3,515       3,519
   Other assets                               10,861      11,818
                                            --------    --------
       Total assets                          194,795     209,005
                                            --------    --------

   Accounts payable                            2,550       2,756
   Accrued expenses                           12,023      15,776
   Debt                                       24,657        -
   Other long-term liabilities                 1,170       1,509
                                            --------    --------
       Total liabilities                      40,400      20,041
                                            --------    --------

Net assets of discontinued operations       $154,395    $188,964
                                            ========    ========


NOTE 6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following:

(Amounts in thousands)
At December 31,                           1994            1993
------------------------------            ----            ----
Land and improvements                 $   51,418     $   47,799
Buildings and improvements               247,590        240,738
Machinery and equipment                  731,439        691,412
Construction in progress                  23,777         49,815
                                      ----------     ----------
                                       1,054,224      1,029,764
Accumulated depreciation                (530,074)      (467,141)
                                      ----------     ----------
                                      $  524,150     $  562,623
                                      ==========     ==========

NOTE 7.  INDEBTEDNESS

Long-term debt is as follows:
(Amounts in thousands)
At December 31,                                  1994      1993
-----------------------------------              ----      ----
Senior unsecured notes, at 9 5/8%,
  due 1999                                    $150,000  $150,000

Senior unsecured notes, at 8 3/4%, due 2001    125,000   125,000

Medium-term notes, at a weighted average
 interest rate of 9.9%, payable in varying
 amounts from 1996 through 2001                100,000   100,000

Private placement, at 10.27%, due 1994            -       15,000

Senior subordinated notes, at 10 1/2%,
  due 1998                                        -       33,450

Senior subordinated notes, at 9 3/8%,
  due 2003                                     175,000   175,000

Capital lease obligations, at a weighted
 average interest rate of 9.3%, payable
 in varying amounts through 2004                24,094    27,025

Other, at weighted average interest rates of
 5.6% and 7.0%, respectively, payable in
 varying amounts through 2003                   27,711    22,615
                                              --------  --------
                                               601,805   648,090

Less current maturities                        (15,231)  (23,998)
                                              --------  --------
TOTAL LONG-TERM DEBT                          $586,574  $624,092
                                              ========  ========

    In December 1993, the Company entered into a $150,000,000 revolving credit agreement with a group of banks that extends through March 1997. The rate of interest payable under the agreement is, at the Company's option, a function of the prime rate or the Eurodollar rate. The agreement requires the Company to pay a facility fee at an annual rate of 0.5% of the maximum amount available under the credit line. Under the credit facility, borrowings of up to approximately $50,000,000 will be secured by the stock of certain of the Company's subsidiaries. At December 31, 1994, there were no borrowings outstanding under this facility; however, $57,726,000 of the available credit line was used for the issuance of letters of credit leaving $92,274,000 of unused credit available.

NOTE 7.  INDEBTEDNESS  (con't)

    In December 1993, the Company sold $125,000,000 of 8 3/4% senior unsecured notes due 2001 and $175,000,000 of 9 3/8% senior subordinated notes due 2003, pursuant to a public offering. The net proceeds from the offering, together with proceeds from the sale of ARC Professional Services, were used to repay $90,000,000 of indebtedness under the Company's existing revolving credit agreement; to repay $35,000,000 of the private placement due 1994; and to execute a partial in-substance defeasance of the Company's senior subordinated notes due 1998. In December 1993, the Company called $211,000,000 principal amount of the senior subordinated notes for redemption in January and February 1994 and deposited $222,661,000 of US government securities into an irrevocable trust to cover the principal amount called, the call premium of $9,847,000 and interest during the 30-day call period of $1,814,000. For financial reporting purposes, the debt was considered extinguished. Accordingly, the government securities, the principal amount of senior subordinated notes due 1998 and related unamortized debt issuance costs were removed from the Consolidated Balance Sheet at December 31, 1993. The in-substance defeasance transaction resulted in an extraordinary loss of $8,524,000, net of tax benefits of $4,590,000.

    In April 1994, the Company called the remaining $33,450,000 principal amount of the senior subordinated notes due 1998 and deposited $34,839,000 of US government securities into an irrevocable trust to cover the principal amount called, the call premium of $1,171,000 and net interest expense of $218,000 during the 30-day call period. The in-substance defeasance transaction resulted in an extraordinary loss of $1,083,000 in 1994, net of tax benefits of $583,000.

    The aggregate maturities of total long-term debt during the next five years are $15,231,000 in 1995, $25,724,000 in 1996,
$2,199,000 in 1997, $28,061,000 in 1998 and $151,285,000 in 1999.

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

NOTE 7.  INDEBTEDNESS  (con't)

    The debt covenant that precluded the declaration of dividends in the third and fourth quarters of 1993 was eliminated in 1994 when the Company completed the redemption of its 10 1/2% senior subordinated notes. Pursuant to the terms of the Company's senior notes due 2001 and the senior subordinated notes due 2003, the Company's earnings before interest, taxes, depreciation and amortization must be sufficient to maintain a consolidated interest coverage ratio of 2 to 1 to permit the Company to pay dividends and engage in other restricted activities. At September 30, 1994, the Company met the minimum consolidated interest coverage ratio and, during the fourth quarter of 1994, the Company declared and paid all preferred stock dividends in arrears. The minimum consolidated interest coverage ratio was also met at December 31, 1994.

NOTE 8.  INCOME TAXES

The components of income (loss) from continuing operations before income taxes were:
(Amounts in thousands)
Year ended December 31,                1994      1993       1992
-------------------------------        ----      ----       ----
Domestic                            $(60,667) $(93,507)  $ 13,371
Foreign                               32,772    29,492     30,429
                                    --------  --------   --------
                                    $(27,895) $(64,015)  $ 43,800
                                    ========  ========   ========

The income tax provision (benefit) on income (loss) from continuing operations consisted of the following:

(Amounts in thousands)
Year ended December 31,               1994       1993       1992
--------------------------------      ----       ----       ----

United States Federal
  Current                           $  4,668  $  2,084  $(20,327)
  Deferred                           (23,064)  (19,776)   29,257
State and local                        5,131      (119)    8,280
Foreign                               10,065     9,254     8,690
                                    --------  --------  --------
                                    $ (3,200) $ (8,557) $ 25,900
                                    ========  ========  ========

NOTE 8.  INCOME TAXES  (con't)

The income tax provision (benefit) on income (loss) is different from the amount computed by applying the US Federal statutory income tax rate of 35% in 1994 and 1993 and 34% in 1992 to income
(loss) from continuing operations before income taxes. The reasons for this difference are as follows:

(Amounts in thousands)
Year ended December 31,                 1994      1993       1992
----------------------------------      ----      ----       ----
Computed income taxes at statutory
  rate                               $ (9,763) $(22,405) $14,892
Foreign subsidiaries at different
  tax rates                            (1,303)    3,931     (656)
State and local taxes, net of
  Federal income tax benefit            3,883    (1,164)   6,236
Benefit from Foreign Sales
  Corporations                           (670)     (767)  (1,273)
Book basis of assets over (under)
  tax basis                             3,598    (2,818)   6,365
Taxes on undistributed foreign
  earnings                               -       14,000     -
Effect of tax rate change                -       (2,012)    -
Other, net                              1,055     2,678      336
                                      -------  -------- --------
                                      $(3,200) $ (8,557)$ 25,900
                                      =======  ======== ========

    As discussed in Note 1, Summary of Significant Accounting
Policies, the Company adopted SFAS No. 109 as of January 1, 1992 and the cumulative effect of this change is reported separately in the 1992 Consolidated Statement of Income.

    The deferred tax provision represents the change in deferred tax liabilities and assets from the beginning of the year to the end of the year resulting from changes in the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

NOTE 8.  INCOME TAXES  (con't)

    Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities are as follows:

(Amounts in thousands)
At December 31,                                    1994
--------------------------------           --------------------

                                           Deferred   Deferred
                                             Tax        Tax
                                           Assets   Liabilities
                                           ------   -----------

Accounts receivable allowances            $  3,196    $   -
Inventory valuation differences             17,808       5,069
Recognition of income on
  long-term contracts                        4,321       7,034
Depreciation                                15,286      60,063
Lease and finance transactions                -        105,821
Accruals not currently deductible
  for tax purposes                          97,008        -
Taxes on undistributed foreign earnings       -          9,632
Tax net operating loss carryforward         67,297        -
Tax capital loss carryforward                2,156        -
Alternative minimum tax (AMT)
  credit carryforward                       26,661        -
Other tax credit carryforwards               6,881        -
All other                                   21,323      18,871
                                          --------    --------
   Subtotal                                261,937     206,490
Valuation allowance                         (6,075)       -
                                          --------    --------
Total deferred taxes                      $255,862    $206,490
                                                    =======    ========

(Amounts in thousands)
At December 31,                                    1993
--------------------------------          ---------------------
                                           Deferred   Deferred
                                             Tax        Tax
                                           Assets   Liabilities
                                           ------   -----------
Accounts receivable allowances            $  3,002    $   -
Inventory valuation differences             18,912       4,728
Recognition of income on
  long-term contracts                          646       1,286
Depreciation                                12,125      59,879
Lease and finance transactions                -         94,682
Accruals not currently deductible
  for tax purposes                          99,723        -
Taxes on undistributed foreign earnings       -         14,000
Tax net operating loss carryforward         31,146        -
Tax capital loss carryforward               33,448        -
Alternative minimum tax (AMT)
  credit carryforward                       36,681        -
All other                                   26,367      16,637
                                          --------    --------
  Subtotal                                 262,050     191,212
Valuation allowance                        (33,448)       -
                                          --------    --------
Total deferred taxes                      $228,602    $191,212
                                          ========    ========

NOTE 8.  INCOME TAXES  (con't)

    The Company has a tax capital loss carryforward of $6,159,000 at December 31, 1994 that most likely will expire unutilized in 1995 and 1998. A valuation allowance has been established to reduce the deferred tax asset recorded for the capital loss carryforward to zero and to reduce the tax asset recorded for certain tax credits which may expire unutilized in 1998 through 2008. The AMT credit carryforward does not expire and can be carried forward indefinitely. The Company has a tax net operating loss carryforward of $192,276,000 at December 31, 1994 that expires in 2006 through 2009.

    Although the Company has experienced book and tax domestic losses in the past four years, management believes that the Company will return to profitability and will be able to utilize its domestic net operating loss carryforwards before expiration through future reversals of existing taxable temporary differences and future earnings. The losses were largely attributable to loss provisions recorded during 1991 and 1992 for the Company's discontinued leasing unit, the government investigation of jet engine component repairs and repair procedures at Gas Turbine's Orangeburg plant, the Gas Turbine restructuring charges and the persistent difficulties of overcapacity and pricing pressure in the airline marketplace which resulted in Gas Turbine -- a consistent contributor to profits in the past -- operating at a loss during 1993 and 1994. The Company has divested itself of a significant portion of Sequa Capital's assets, is downsizing and restructuring the Gas Turbine operation, has resumed FAA repair operations at Gas Turbine's Orangeburg plant and has decreased interest expense by significantly reducing debt levels.

    The Company's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions, the state of the airline industry, competitive pressures on revenues and margins, and other factors beyond management's control. There can be no assurance that the Company will meet its expectations for future domestic taxable income in the carryforward period; however, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income will be sufficient to fully realize the net domestic deferred tax assets at December 31, 1994.

NOTE 9.  ACCRUED EXPENSES

The Company's accrued expenses consisted of the following items:

(Amounts in thousands)
At December 31,                               1994         1993
---------------------------------             ----         ----
Salaries and wages                          $ 36,769    $ 34,052
Restructuring costs                            6,325      20,689
Current portion of environmental
  liabilities                                  9,500       9,500
Current portion of self-insurance
  liabilities                                  8,000       9,000
Current portion of pension liabilities         2,140       6,934
Warranty                                       6,434       9,848
Legal                                          6,151       6,884
Royalties                                      4,808       5,100
Interest                                       6,399       8,031
Insurance                                      5,255       6,402
Loss on interest rate options written           -          6,557
Billings in excess of revenue recognized       1,911       3,037
Taxes other than income                        4,410       4,962
Other                                         68,456      90,658
                                            --------    --------
                                            $166,558    $221,654
                                            ========    ========

NOTE 10.  FINANCIAL INSTRUMENTS

The Company has had limited involvement with derivative financial instruments and does not use them for trading purposes. During 1993, the Company received proceeds of $9,796,000 from the early termination of interest rate swaps that were accounted for as hedges and that effectively converted $75,000,000 of fixed-rate debt into variable-rate borrowings. The resulting gains were deferred and are being amortized to income over the remaining original lives of the swaps terminated. In December 1994, the Company closed out all of its outstanding interest-related derivatives for a cash payment of $7,729,000, the approximate net carrying value of these instruments.

    The Company's weighted average borrowing rate was 9.4% during 1994 and 1993 and 9.2% during 1992. The Company's hedging activities related to interest rate swaps reduced interest expense by $335,000 (or 5 basis points) during 1994; $2,443,000 (or 35 basis points) during 1993; and $2,143,000 (or 27 basis points) during 1992. Deferred gains on terminated interest rate swaps amounted to $6,856,000 and $9,960,000 at December 31, 1994 and 1993, respectively. Amortization of such deferred gains will serve to reduce interest expense by $3,104,000, $2,169,000 and $1,524,000 during 1995, 1996 and 1997, respectively.

NOTE 10.  FINANCIAL INSTRUMENTS  (con't)

    During 1993, certain interest rate options being accounted for as hedges were restructured into non-hedge instruments. A mark-to-market loss of $6,557,000 was charged to Other, net in 1993 on these options. Early in 1994, the options were further restructured and a related derivative transaction was entered into. In 1994, Other, net includes $2,394,000 of losses on this derivative and the two restructured options. All interest-related derivatives were closed out as of December 31, 1994 with no further loss.

    Forward exchange contracts are utilized by the Company's specialty chemicals operation in the United Kingdom to hedge anticipated but not yet committed sales and purchases to be denominated in currencies other than the pound sterling. These contracts, the terms of which are shorter than one year, primarily involve the purchase of Swedish kroner and the sale of German marks at a specified range of exchange rates with the pound sterling. Accordingly, these contracts limit, but do not eliminate, the effects of exchange rate movements on sales of products to foreign customers and purchases from foreign suppliers.

    The following table indicates the notional amounts of the Company's outstanding derivative financial instruments:

(Amounts in thousands)
   At December 31,                           1994           1993
-----------------------------------          ----           ----
Interest rate swaps                        $  -          $ 50,000
Interest rate options written                 -            50,000
Complex interest derivatives                  -           150,000
Forward foreign exchange contracts          27,303         17,046

NOTE 10.  FINANCIAL INSTRUMENTS  (con't)

     The following table presents the carrying amounts and fair values of the Company's financial instruments:

(Amounts in thousands)
   At December 31,                   1994                  1993
------------------------      ------------------   -------------------

                              Carrying   Fair      Carrying     Fair
                              Amount     Value     Amount       Value
                                   ------     -----     -------      ------
 Assets:
   Forward foreign exchange
    contracts                    $     66  $     66    $    391     $   391
   Complex interest
    derivatives                      -         -             49          49

 Liabilities:
   Current and long-term
    debt                          601,805   548,000     648,090     669,000
   Interest rate swaps               -         -           -          5,195
   Interest rate options
    written                          -         -          6,557*      6,557

 * Included in Accrued expenses in the accompanying Consolidated Balance
Sheet.

   The fair value of the Company's debt is primarily based upon quoted market prices of the Company's publicly traded debt securities. Fair values assigned to derivative financial instruments represent the amounts the Company could settle with the counterparties to terminate the financial instruments outstanding.

   At December 31, 1994, the Company was contingently liable for outstanding letters of credit, not reflected in the accompanying consolidated financial statements, in the aggregate amount of $88,059,000. The Company is not currently aware of any existing conditions which would cause risk of loss relative to outstanding letters of credit. The Company was also contingently liable at December 31, 1994 for $17,500,000 in guarantees of debt owed by one of the Company's unconsolidated joint ventures. The Company believes that its unconsolidated joint venture will be able to perform under its payment obligations in connection with such guaranteed indebtedness.

NOTE 11.   PENSION PLANS AND POSTRETIREMENT BENEFITS

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

       The status of all the Company's significant funded domestic and foreign defined benefit plans was as follows:


(Amounts in thousands)
At December 31,                           1994                     1993
--------------------------       ----------------------   ---------------------

                                    Assets  Accumulated      Assets
Accumulated
                                    Exceed    Benefits       Exceed    Benefits

                                 Accumulated   Exceed     Accumulated   Exceed
                                   Benefits    Assets       Benefits    Assets
                                ----------- ----------   ----------- ---------
Actuarial present value of
  benefit obligations:

  Vested benefit obligation         $ 66,047   $96,743       $ 64,381  $ 93,324

  Accumulated benefit obligation      67,978    98,846         65,451    95,865

  Projected benefit obligation        72,798   106,442         72,148   105,452

  Plan assets at fair value           71,931    93,076         70,966    92,144
                                    --------   -------        -------  --------

  Projected benefit obligation in
   excess of plan assets                 867    13,366          1,182    13,308

  Unrecognized net transition asset
    (obligation)                      (1,897)    6,599         (1,440)    7,487

  Unrecognized prior service cost     (1,598)     (939)        (1,935)      909

  Unrecognized net gain (loss)         3,205   (11,639)         5,922  (11,105)

  Adjustment needed to recognize
    minimum liability                   -        1,183           -          699
                                    --------   -------        -------  --------
Total pension liability             $    577   $ 8,570        $ 3,729  $ 11,298
                                    ========   =======        =======  ========

Included in:
  Deferred charges                  $ (1,106)  $  -           $  -     $   -
  Accrued expenses                     1,545       595          1,825     5,109
  Other long-term liabilities            138     7,975          1,904     6,189
                                    --------   -------        -------  --------
Total pension liability             $    577   $ 8,570        $ 3,729  $ 11,298
                                    ========   =======        =======  ========

The plans' assets consist primarily of listed common stock, pooled equity funds and index funds. At December 31, 1994 and 1993, the plans' assets included Company stock with market values of $11,927,000 and $9,498,000, respectively.

NOTE 11.   PENSION PLANS AND POSTRETIREMENT BENEFITS  (con't)

Assumptions used in the accounting for all the Company's significant funded domestic and foreign defined benefit plans were:

  At December 31,                           1994    1993    1992
  ----------------------------              ----    ----    ----
  Discount rate for obligations             8.5%    7.5%    8.5%
  Rate of increase in compensation levels   4.5%    4.5%    5.5%
  Expected long-term rate of return on
    plan assets                             9.0%    9.0%    9.0%

The periodic net pension cost of all the Company's significant funded domestic and foreign defined benefit plans includes the following components:

(Amounts in thousands)
Year ended December 31,              1994      1993       1992
-------------------------------      ----      ----       ----
Service cost for benefits earned   $ 8,099   $ 7,255    $ 8,408

Interest cost on projected benefit
  obligation                        13,807    12,532     12,170

Actual (return) loss on plan assets  2,539   (25,108)    (9,175)

Net amortization and deferral      (17,354)   11,623     (4,838)
                                   -------   -------    -------
                                   $ 7,091   $ 6,302    $ 6,565
                                   =======   =======    =======

    The net amortization and deferral component of pension cost includes $16,868,000 of deferred asset losses in 1994, $12,379,000 of deferred asset gains in 1993, and $3,615,000 of deferred asset losses in 1992. These unrecognized gains and losses resulted from actual returns on plan assets differing from the expected returns on plan assets. Such deferred gains and losses are subject to amortization in future periods. Pension expense includes a curtailment loss of $434,000 in 1994 and a curtailment gain of $568,000 in 1992.

    Employees not covered by the defined benefit plans discussed above generally are covered by multiemployer plans as part of collective bargaining agreements or small local plans. Pension expense for these multiemployer plans and small local plans was not significant in the aggregate.

    The Company also has several nonfunded supplemental executive retirement plans for certain key executives. These plans provide for benefits that supplement those provided by the Company's other retirement plans. At December 31, 1994, the projected benefit obligation for these plans of $10,252,000 is included in Other long-term liabilities in the accompanying Consolidated Balance

NOTE 11.   PENSION PLANS AND POSTRETIREMENT BENEFITS  (con't)

Sheet. The expense for these plans was $1,824,000 in 1994, $1,919,000 in 1993, and $2,221,000 in 1992.

    Most of the Company's domestic non-union employees are eligible to participate in the Company's 401(k) plans. Expenses recorded for the Company's matching contributions under these plans were $4,978,000 in 1994, $7,146,000 in 1993, and $8,602,000 in 1992.

    SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," was implemented by the Company in the first quarter of 1993. This statement requires the expected costs of providing postretirement benefits to be accrued during the years an employee provides services rather than the Company's past practice of recognizing these costs on the pay-as-you-go
(cash) basis. At January 1, 1993, the Company's date of adoption, the actuarial present value of the accumulated benefit obligation for postretirement health care and other insurance benefits provided to certain retirees was $3,074,000. The Company is recognizing this transition obligation using the delayed recognition basis by amortizing the obligation on a straight-line basis over 20 years.

    The actuarial and recorded liabilities for these post-retirement benefits, none of which have been funded, are as follows:

(Amounts in thousands)
At December 31,                         1994      1993
----------------------------------     ------    ------
Accumulated postretirement benefit
  obligation:
     Retirees                          $1,963   $ 2,056
     Employees fully eligible             272       282
     Other active participants            633       650
                                        -----     -----
       Total                            2,868     2,988
Unrecognized net gain                     205        51
Unrecognized transition obligation     (2,767)   (2,921)
                                       ------   -------
Postretirement benefit liability       $  306   $   118
                                       ======   =======

NOTE 11.   PENSION PLANS AND POSTRETIREMENT BENEFITS  (con't)

Net periodic postretirement benefit cost includes the following components:


(Amounts in thousands)
Year ended December 31,                       1994       1993
------------------------------------          ----       ----
     Service cost for benefits earned         $138       $130
     Interest cost on accumulated
       postretirement benefit obligation       212        248
     Amortization of net gain                   (7)        -
     Amortization of transition
       obligation                              153        153
                                              ----       ----
     Net periodic postretirement benefit
       cost                                   $496       $531
                                              ====       ====

    The accumulated postretirement benefit obligation was determined using a discount rate of 8.5% and 7.5% at December 31, 1994 and 1993, respectively, and an average health care cost trend rate of approximately 14% progressively decreasing to approximately 6% in the year 2008 and thereafter.

    Increasing the assumed health care cost trend rates by one percentage point in each year and holding all other assumptions constant would increase the accumulated postretirement benefit obligation as of December 31, 1994 by approximately $172,000 and increase the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for 1994 by approximately $25,000.

NOTE 12.  CAPITAL STOCK

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

    At December 31, 1994, 4,473,822 shares of Sequa Class A common stock were reserved for conversion of preferred and Class
B common stock and stock options.

NOTE 12.  CAPITAL STOCK  (con't)

    The following table summarizes shares held in treasury:

  At December 31,                      1994      1993      1992
-------------------------------        ----      ----      ----
  Class A common stock                652,000   864,052   864,052
  Class B common stock                396,283   396,283   396,283
  Preferred stock                     163,489   163,489   163,489

    During 1994, 180,000 shares of Class A common stock in treasury were contributed to the Company's defined benefit pension plans and 32,052 shares of Class A common stock in treasury were granted to certain key employees.

NOTE 13.  STOCK OPTIONS AND GRANTS

The Company has incentive and nonqualified stock option plans in effect. As of December 31, 1994, only options on Class A common stock remained outstanding and exercisable. At December 31, 1994, 52,522 shares of Class A common stock were available for future grant. There were no options exercised in 1994, 1993 and 1992. Summarized data relating to stock options are as follows:

                    Year ended     Number of       Average option
Options             December 31,  Common Shares   price per share
-------             ------------  -------------   ---------------

Outstanding            1994         305,800             $32.60
Granted                1994          15,500              32.05
                       1993         326,300              32.50
                       1992            -                  -

Cancelled or expired   1994          41,300              33.06
                       1993         157,647              63.19
                       1992          38,193              58.20

Exercisable            1994          99,767              33.36

Available for future
 grant                 1994          52,522                -


    During 1994, 32,052 shares of the Company's Class A common stock held in treasury were granted to certain key employees. Such stock is subject to restrictions which prohibit sale or transfer by the grantee for periods of three to five years and require forfeiture by the employee in the event of employment termination within the restricted periods. The market value of the shares granted was $831,000 and is being amortized to expense over the respective periods in which the restrictions lapse. The charge to operations was $53,000 in 1994, and the unamortized value of the shares granted of $778,000 is included in treasury stock in the accompanying Consolidated Balance Sheet at December 31, 1994.

NOTE 14.  RESTRUCTURING CHARGE

During 1993, the Company recorded restructuring charges totaling $26,640,000 primarily related to plans adopted to reduce Gas Turbine's investment in plants engaged in activities other than the repair of components for flight engines; to sell excess machinery; and to permanently reduce the number of employees in Gas Turbine facilities. Included in the restructuring charges are: severance costs, $7,500,000; writedown of equipment to be sold, $4,100,000; writedown of inventory to net realizable value, $3,200,000; relocation of equipment, $1,800,000; writedown of other assets, $1,500,000; operating losses through date of sale, $6,500,000; other costs, $2,040,000.

    In 1994, three operations were sold for net cash proceeds of $57,248,000, two operations were closed and approximately $4,300,000 in cash was generated from the sale of excess property, plant and equipment. In early 1995, Gas Turbine's 51% interest in an engine overhaul business was sold for $5,162,000 in cash with the purchaser assuming $17,236,000 of the Company's debt. Two units and certain excess assets remain to be disposed of. At December 31, 1994, $6,325,000 of restructure reserves remained, and completion of the restructuring program will generate positive cash flow in 1995.

Note 15.  Sale of ARC Professional Services

On December 30, 1993, the Company sold the stock of ARC Professional Services for gross cash proceeds of $59,926,000, and the purchaser assumed $4,524,000 of ARC Professional Services' debt. The sale resulted in a pre-tax gain of $12,408,000. ARC Professional Services had revenues of $162,606,000 and $157,979,000 in 1993 and 1992, respectively, and operating income of $10,699,000 and $9,278,000 in 1993 and 1992, respectively.
The consolidated financial statements and accompanying footnotes reflect the operating results of ARC Professional Services as continuing operations.

    In connection with the sale of ARC Professional Services, the Company was contractually required to purchase the 7% minority interest in Atlantic Research Corporation (ARC). In January 1994, the Company purchased the minority interest at a cost of $16,701,000 which was $13,709,000 less than the book value of the net assets acquired. The excess of the book value over the cost of the minority interest acquired was allocated to the goodwill of ARC and is being amortized over the remaining life of the ARC goodwill.

NOTE 16.  OTHER, NET

In 1994, Other, net included a $2,394,000 loss on interest rate options written; $1,829,000 of discount expense related to the sale of accounts receivable; a $2,433,000 equity loss in the Company's unconsolidated airbag business; and amortization of capitalized debt costs of $2,389,000.

    In 1993, Other, net included a $6,557,000 mark-to-market loss on interest rate options written; $3,136,000 of discount expense related to the sale of accounts receivable; a $3,051,000 loss incurred on a sale and leaseback transaction; a $7,551,000 equity loss in the Company's unconsolidated airbag business; amortization of capitalized debt costs in the amount of $4,158,000; and $2,517,000 in charges for a minority shareholder's interest in the earnings of ARC.

    In 1992, Other, net included $3,912,000 of discount expense related to the sale of accounts receivable; a $4,709,000 equity loss in the Company's unconsolidated airbag business;
amortization of capitalized debt costs in the amount of $3,074,000; and $1,704,000 in charges for a minority shareholder's interest in the earnings of ARC.

NOTE 17.  OPERATING LEASES

Certain businesses of the Company utilize leased premises or equipment under noncancelable agreements having initial or remaining terms of more than one year. The majority of the real property leases require the Company to pay maintenance, insurance and real estate taxes. Rental expense totaled $17,997,000, $24,780,000 and $25,708,000 in 1994, 1993 and 1992, respectively.

    At December 31, 1994, future minimum lease payments under noncancelable operating leases are as follows:

(Amounts in thousands)


           1995                         $12,741
           1996                          11,006
           1997                           9,483
           1998                           7,256
           1999                           5,766
           After 1999                    25,523
                                        -------
                                        $71,775
                                        =======

NOTE 18.  SUPPLEMENTAL CASH FLOW INFORMATION

Net cash provided by (used for) discontinued operations:

(Amounts in thousands)
Year ended December 31,
-------------------------------      1994       1993       1992
                                     ----       ----       ----
Loss from discontinued operations
  before income taxes             $     -    $    -    $ (35,000)
Depreciation and amortization           395        506     2,412
Loss provisions                         415      2,562    27,369
Changes in working capital           (3,667)       (64)   (4,476)
Increase (decrease) in debt          24,657    (37,432) (264,331)
Decrease in funds designated
  for use by Sequa Capital              571      1,280     4,409
Investment in leasing assets         (1,019)    (1,323)   (2,201)
Principal repayments on
  leasing assets                      6,687      1,621    15,396
Sale of leasing assets                8,247     41,463    97,213
Purchase of property, plant
  and equipment                        (481)      (607)     (724)
Other changes in net assets          (7,577)    (5,256)    4,996
                                  ---------  --------- ---------
                                  $  28,228  $   2,750 $(154,937)
                                  =========  ========= =========

Non-cash investment activities:

    During 1994, 180,000 shares of the Company's Class A common stock, with a market value of $4,723,000, were contributed to the Company's defined benefit pension plans.

    In 1993, the Company entered into two sale and leaseback agreements related to various Chromalloy Gas Turbine and Precoat Metals equipment. Aggregate cash proceeds from the sale of $20,845,000 have been presented as an investing activity in the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 1993. The sales resulted in a loss on one transaction of $3,051,000, which is included in 1993 in Other, net in the Consolidated Statement of Income, and a gain on the other transaction of $5,738,000. The Company entered into agreements to lease back the equipment and recorded fixed assets and capital lease obligations in the amount of $20,845,000. The $5,738,000 gain on sale has been deferred and is being amortized to income over the life of the related leaseback agreement.

    During 1992, 120,000 shares of the Company's Class A common stock, with a market value of $4,560,000, were contributed to the Company's defined benefit pension plans.

Other supplemental cash flow information:

(Amounts in thousands)
Year ended December 31,        1994        1993       1992
----------------------------   ----        ----       ----
  Interest paid              $60,746     $70,052    $74,379

NOTE 19.  SEGMENT INFORMATION

Operations by business segment is presented below:

(Amounts in thousands)
Year ended December 31,          1994         1993        1992
--------------------------    ----------   ----------  ----------
AEROSPACE
Sales                         $  847,173   $  983,113  $1,167,496
Operating income (loss)          (12,777)     (40,892)     75,506
Identifiable assets            1,078,269    1,200,782   1,257,870
Capital expenditures              25,246       45,418      61,991
Depreciation and amortization     74,714       79,623      84,733

MACHINERY AND METAL COATINGS
Sales                         $  261,581   $  254,680  $  237,998
Operating income                  28,570       25,919      26,596
Identifiable assets              162,518      146,231     128,960
Capital expenditures              15,035       14,984       3,961
Depreciation and amortization      6,363        6,045       6,112

SPECIALTY CHEMICALS
Sales                         $  240,170   $  214,866  $  229,386
Operating income                  43,265       35,781      40,270
Identifiable assets              149,396      128,904     126,893
Capital expenditures              14,329       11,457      19,627
Depreciation and amortization     12,344       10,819      12,079

OTHER PRODUCTS
Sales and revenues            $   70,626   $  244,309  $  233,461
Operating income                   6,057       18,950       8,703
Identifiable assets               71,431       78,499     175,569
Capital expenditures               4,336        4,794       6,972
Depreciation and amortization      7,893        9,779      11,356

CORPORATE
Expenses                      $  (25,362)  $  (24,084)         $
(26,471)
Identifiable assets (a)          186,634      249,105     223,176
Capital expenditures                 295          205         134
Depreciation and amortization      2,660        3,795       3,512

TOTALS
Sales and revenues            $1,419,550   $1,696,968  $1,868,341
Operating income                  39,753       15,674     124,604
Identifiable assets            1,648,248    1,803,521   1,912,468
Capital expenditures              59,241       76,858      92,685
Depreciation and amortization    103,974      110,061     117,792

(a)  Includes net assets of discontinued operations.

NOTE 19.  SEGMENT INFORMATION  (con't)

Geographic data is presented below:
(Amounts in thousands)
Year ended December 31,         1994         1993         1992
---------------------------     ----         ----         ----
SALES AND REVENUES
 United States               $1,028,737   $1,307,559  $1,457,650
 Europe                         390,813      389,409     410,691
                             ----------   ----------   ----------
 Total                       $1,419,550   $1,696,968  $1,868,341
                             ==========   ==========   ==========

OPERATING INCOME

 United States               $   28,561   $    6,160  $  116,988
 Europe                          36,554       33,598      34,087
 Corporate expenses             (25,362)     (24,084)    (26,471)
                             ----------   ----------  ----------
 Total                       $   39,753   $   15,674  $  124,604
                             =========   ==========  ==========


At December 31,                 1994         1993         1992
------------------------        ----         ----         ----
IDENTIFIABLE ASSETS
 United States               $1,129,271   $1,237,066  $1,375,946
 Europe                         332,343      317,350     313,346
 Corporate and discontinued
  operations                    186,634      249,105     223,176
                             ----------   ----------  ----------
 Total                       $1,648,248   $1,803,521  $1,912,468
                             ==========   ==========  ==========

    Operating income includes all costs and expenses directly related to the segment or geographic area. Identifiable assets are those used in each segment's operation.

    No single commercial customer accounted for more than 10% of sales and revenues in any year.

Export sales were as follows:

(Amounts in thousands)
Year ended December 31,          1994         1993         1992
----------------------------     ----         ----         ----
Europe                         $120,288     $118,666     $144,155
Far East                         52,112       69,917       85,867
Middle East                      18,137       32,377       21,463
Canada                           21,962       16,758       19,358
Central and South America        23,037       30,771       63,296
Other                            14,816       11,474       17,242
                               --------     --------     --------
                               $250,352     $279,963     $351,381
                               ========     ========     ========

The largest single contract with any one US Government agency accounted for 2% of sales in 1994, 1993 and 1992. Prime and subcontracts with all government agencies accounted for 11%, 22% and 23% of sales and revenues in 1994, 1993 and 1992, respectively.

NOTE 20.  GOVERNMENT INVESTIGATIONS

During the second quarter of 1993, the Company entered into agreements with the US Attorney's Office, Southern District of New York (SDNY), and the Federal Aviation Administration (FAA) in connection with investigations begun in November 1992 by these offices and other related governmental agencies of the Company's Orangeburg facility and certain of its then employees.

    Throughout the investigations, the Company and the Orangeburg facility cooperated fully with federal authorities. In addition, the Company instituted extensive changes in the management and operations of the facility. As a result of the Company's cooperation with the government and its good faith efforts to comply with all applicable FAA standards, the FAA restored the facility's FAA repair station certificate on June 10, 1993, ending the suspension of repair operations and resolving all FAA civil matters related to the Orangeburg facility. Subsequently, the US Attorney's Office, SDNY, declined to prosecute the Company in connection with its investigation.

    As a result of the investigations and the related suspension, the Company incurred direct expenses in 1993 of $12,800,000. Direct expenses included the remedial payment of $5,000,000 to the FAA, an additional $2,500,000 to cover the cost of testing engine parts seized by federal authorities, severance payments, and legal fees and expenses.

NOTE 21.  CONTINGENCIES

At December 31, 1994, the Company was contingently liable for outstanding letters of credit, not reflected in the accompanying consolidated financial statements, in the aggregate amount of approximately $88,059,000. The Company was also contingently liable at December 31, 1994 for $17,500,000 in guarantees of debt owed by one of the Company's unconsolidated joint ventures. In addition, the Company is involved in a number of claims, lawsuits and proceedings (environmental and otherwise) which arose in the ordinary course of business. Other litigation is pending against the Company involving allegations that are not routine and include, in certain cases, compensatory and punitive damage claims. Included in this other class of litigation is an arbitration proceeding that was formally commenced in 1992 to resolve a dispute between the Egyptian Air Force and Chromalloy Gas Turbine. On August 24, 1994, the arbitral tribunal issued an award of $16,250,000 plus interest in favor of Chromalloy Gas Turbine. At December 31, 1994, the Company's Consolidated Balance Sheet includes net assets of approximately $17,500,000 related to this issue. Chromalloy has filed a petition in the US District Court for the District of Columbia to confirm and enforce the award and the Egyptian Air Force has filed a challenge to this award in the Court of Appeal of Cairo.

NOTE 21.  CONTINGENCIES  (con't)

     The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings referred to above cannot be estimated with any certainty. However, in the opinion of management, based on its examination of such matters, its experience to date and discussions with counsel, the ultimate outcome of these contingencies, net of liabilities already accrued in the Company's Consolidated Balance Sheet, is not expected to have a material adverse effect on the Company's consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on the Company's results of operations for that period.

NOTE 22.  QUARTERLY FINANCIAL INFORMATION (Unaudited)
(Amounts in thousands except per share)
1994 Quarter ended                          March 31      June 30     Sept. 30      Dec. 31      Year
------------------                          --------      -------     --------      -------   ---------
Sales and revenues                          $350,982     $360,698     $330,799     $377,071  $1,419,550
Cost of sales and revenues                   280,011      292,572      266,711      325,445   1,164,739
Operating income (loss)                       17,006       10,568       12,732         (553)     39,753
Loss from continuing operations               (1,458)      (2,351)      (8,387)     (12,499)    (24,695)
Extraordinary loss                            (1,083)        -            -            -         (1,083)
                                            --------     --------     --------     --------  ----------
Net loss                                    $ (2,541)    $ (2,351)    $ (8,387)    $(12,499) $  (25,778)
                                            ========     ========     ========     ========  ==========

Loss per share:
Continuing operations                       $   (.23)    $   (.33)    $   (.94)    $  (1.35) $    (2.87)
Extraordinary loss                              (.11)         -            -            -          (.11)
                                            --------     --------     --------     --------  -----------
Net loss                                    $   (.34)    $   (.33)    $   (.94)    $  (1.35) $    (2.98)
                                            ========     ========     ========     ========  ==========

1993 Quarter ended                          March 31      June 30     Sept. 30      Dec. 31      Year
------------------                          --------      -------     --------      -------   ---------
Sales and revenues                          $427,221     $412,402     $407,211     $450,134  $1,696,968
Cost of sales and revenues                   342,954      349,316      330,197      360,042   1,382,509
Restructuring charges                           -           7,640       19,000         -         26,640
Operating income (loss)                       16,463       (4,223)      (3,167)       6,601      15,674
Gain on sale of ARC Professional Services       -            -            -          12,408      12,408
Loss from continuing operations               (3,495)     (18,547)     (23,178)     (10,238)    (55,458)
Extraordinary loss                              -            -            -          (8,524)     (8,524)
                                            --------     --------     --------     --------  ----------
Net loss                                    $ (3,495)    $(18,547)    $(23,178)    $(18,762) $  (63,982)
                                            ========     ========     ========     ========  ==========

Loss per share:
Continuing operations                       $   (.44)    $  (2.00)    $  (2.48)    $  (1.15) $    (6.07)
Extraordinary loss                               -            -            -           (.88)       (.88)
                                            --------     --------     --------     --------  ----------
Net loss                                    $   (.44)    $  (2.00)    $  (2.48)    $  (2.03) $    (6.95)
                                            ========     ========     ========     ========  ==========

The following unusual items are included in the quarterly financial information in addition to the extraordinary items, restructuring charges and gain on sale of ARC Professional Services:

(1) The fourth quarter of 1993 includes a deferred tax provision of $14,000,000 for the repatriation of foreign undistributed earnings in the form of dividends; (2) the second quarter of 1994 includes a
$4,300,000 charge related to an accounting irregularity, and (3) the fourth quarter of 1994 includes provisions for Gas Turbine inventory and other reserves which, when combined with Gas Turbine's operating loss, were the causes of the Company's fourth-quarter operating loss.  In addition, the second and third quarters of 1993 were significantly affected by the interruption of operations at the
Chromalloy Gas Turbine Corporation  Orangeburg, N.Y. facility and related legal fees, payments to the government and severance costs.

Quarterly earnings per share are not additive for 1994 due to the contribution of 180,000 shares of the
Company's Class A common stock to the Company's defined benefit pension plans in September 1994.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III


ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT

       The following information is furnished pursuant to General Instruction
G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K with respect to the executive officers of the Registrant:

     Name                    Age         Position Held
Norman E. Alexander    (1)   80   Chairman of the Board, Chief
                                  Executive Officer and Director

John J. Quicke         (2)   45   President, Chief Operating
                                  Officer and Director

Stuart Z. Krinsly      (1)   77   Senior Executive Vice
President-
                                  General Counsel and Director

Gerald S. Gutterman    (1)   66   Executive Vice President -
                                  Finance and Administration

Antonio L. Savoca      (3)   71   Senior Vice President -
                                  Atlantic Research Operations

Ira A. Schreger        (4)   44   Senior Vice President - Legal -
                                  Secretary and Senior Associate
                                  General Counsel

Martin Weinstein       (5)   59   Senior Vice President -
                                  Gas Turbine Operations

Ronald H. Wright       (6)   61   Senior Vice President -
Kollsman


 (1) Has served in the same or similar capacity for more than the past ten years.

 (2) President and Chief Operating Officer - Sequa Corporation since March 1993; Senior Executive Vice President, Operations,
     - Sequa Corporation from June 1992 to March 1993; from February 1991 to June 1992, served as Vice President, Financial Services, of the Company; from 1987 to February 1991, served as Vice President, Financial Projects, of the Company. Served as Vice President and Controller of Chromalloy American Corporation (which became a subsidiary of the Company in 1987) from 1983 to 1987, and held various other positions in Chromalloy American Corporation from 1979 to 1983. Has been a director of the Company since March 1993 and is a member of the Executive Committee.
ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT  (con't)

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

 (4) Senior Vice President - Legal since October 1994; Vice President - Legal from 1991 to October 1994; Senior Associate General Counsel since 1990; Associate General Counsel from 1988 to 1990. Has also served as Secretary of the Company since 1988. Previously, he was a partner at the law firm of Kronish, Lieb, Weiner & Hellman and before that, an associate at the law firm of Sullivan & Cromwell.

 (5) Vice President - Gas Turbine Operations since May 1987 and Senior Vice President since February 1988. Also serves as Chairman and Chief Executive Officer of Chromalloy Gas Turbine Corporation (since January 1987) and previously was President of the CompTech Group of Chromalloy American Corporation.

 (6) Vice President and General Manager of Kollsman since August 1985 and Senior Vice President since February 1988. Previously, he was employed by Sperry Corporation where he served as Vice President of Sperry Defense Group from 1978 to 1983; Vice President of Operations for defense electronics products/northwest at Sperry from 1983 to July 1985.

     Sequa is not aware of any family relationship among any of the above-named executive officers. Each of such officers holds his office for a term expiring on the date of the annual organization meeting of the Board of Directors, subject to the provisions of
Section 5 of Article IV of the Company's By-Laws relative to removal of officers.

ITEMS 10 (IN PART) THROUGH 13

     The Company intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A involving the election of directors not later than 120 days after the end of its fiscal year ended December 31, 1994. Accordingly, the information required by Part III (Items 10 (concerning Sequa's directors and disclosure pursuant to Item 405 of Regulation S-K), 11, 12 and 13) is incorporated herein by reference to such definitive proxy statement in accordance with General Instruction G(3) to Form 10-K.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
FORM 8-K.

(a) 1.  Financial Statements:

        The following consolidated financial statements are included in Part II of this Annual Report on Form 10-K:

                                                       Page Numbers
                                                       in this Annual
                                                       Report on Form
                                                            10-K
                                                       --------------

    Report of Independent Public Accountants.               32

    Consolidated Balance Sheet as of December 31,
    1994 and 1993.                                           33-34

    Consolidated Statement of Income for the three
    years ended December 31, 1994.                          35

    Consolidated Statement of Cash Flows for the three
    years ended December 31, 1994.                          36

    Consolidated Statement of Shareholders' Equity for
    the three years ended December 31, 1994.                37

    Notes to Consolidated Financial Statements.             38-66


    2.  Financial Statement Schedules:

    The following are included in Part IV of this report:

    Report of Independent Public Accountants on
    Supplemental Schedule.                                  75

    Schedule II       Valuation and Qualifying Accounts     76

    Other schedules are omitted because of the absence of conditions under which they are required.



    3.  Exhibits

Exhibit No.  (Referenced to Item 601(b) of Regulation S-K)

3.1 -   Restated Certificate of Incorporation of Sequa and two
        Certificates of Amendment of the Restated Certificate of Incorporation of Sequa (incorporated by reference to Exhibit 4(a) of Sequa's Registration Statement No.
        33-12420 on Form S-8 filed on March 6, 1987).

3.2 - Certificate of Amendment of Certificate of Incorporation of Sequa, dated May 7, 1987 (incorporated by reference to Exhibit 3(b) of Sequa's Annual Report on Form 10-K,
        File No. 1-804, for the year ended December 31, 1988, filed on March 28, 1989).

3.3 -   Restated and amended (as of August 26, 1993) By-laws of
        Sequa, (incorporated by reference to Exhibit 3.3 of Sequa's Registration Statement No. 33-50843 on Form S-1, filed on October 29, 1993).

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

4.3 - Indenture, dated as of September 1, 1989, by and between Sequa and The First National Bank of Chicago, as
        Trustee, with respect to an aggregate of $250 million of senior debt (incorporated by reference to Exhibit 4.1 of Sequa's Form S-3 Registration Statement No. 33-30959, filed on September 12, 1989).

4.4 -   First Supplemental Indenture, dated as of October 15,
        1989, by and between Sequa and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.5 of Sequa's Registration Statement on Form 8-
        A, File No. 1-804, filed on January 25, 1994).

4.5 - Prospectus Supplement, dated October 19, 1989, for $150 million of senior unsecured 9 5/8% Notes due October 15, 1999 (incorporated by reference to Sequa's filing under Rule 424 (b)(2) on October 20, 1989).

4.6 - Purchase Agreement, dated October 19, 1989, by and between Sequa and certain Underwriters, and Form of Supplemental Indenture, dated as of October 15, 1989, both with respect to $150 million of senior unsecured 9
        5/8% Notes due October 15, 1999 (incorporated by reference to Sequa's Report on Form 8-K, File No. 1-804, filed on October 25, 1989) and Form of 9 5/8% Note
        (incorporated by reference to Exhibit 4.1 of Sequa's
        Registration Statement on Form 8-A, File No. 1-804, filed on January 25, 1994).



4.7 -   Prospectus and Prospectus Supplement, both dated April
        22, 1991, with respect to $100 million of medium-term notes (incorporated by reference to Sequa's filing under Rule 424 (b)(5) on April 23, 1991).

4.8 -   Sales Agency and Distribution Agreement, executed as of
        April 22, 1991, by and among Sequa and Bear, Stearns &
        Co., Inc. and Merrill Lynch & Co., with respect to $100 million of medium-term notes, and Forms of Notes thereunder (incorporated by reference to Exhibits 4.1 and 12.1 of Sequa's Report on Form 8-K, File No. 1-804, filed on April 25, 1991).

4.9 - Instruments with respect to other long-term debt of Sequa and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K since the amount of debt authorized under each such omitted instrument does not exceed 10 percent of the total assets of Sequa and its subsidiaries on a consolidated basis. Sequa hereby agrees to furnish a copy of any such instrument to the Securities and Exchange
        Commission upon request.

10.1 - Amended and Restated Receivables Purchase Agreement, dated as of June 24, 1993, among Sequa, Sequa
        Receivables Corp., Chemical Bank, Barton Capital
        Corporation and Westpac Banking Corporation
        (incorporated by reference to Exhibit 10.1 of Sequa's
        Report on Form 8-K, File No. 1-804, filed on July 12,
        1993) and Amendments No. 1 (dated as of September 30,
        1993), No. 2 (dated as of December 1, 1993) and No. 3
        (dated as of December 14, 1993) thereto (incorporated by reference to Exhibit 10.1 of Sequa's Report on Form 10-
        K, File No. 1-804, for the year ended December 31, 1993, filed on March 30, 1994) and Amendment No. 4 (dated as of July 1, 1994) and Amendment No. 5 (dated as of March
        3, 1995) (both of which are filed herewith).

10.2 - $150 Million Amended and Restated Credit Agreement, dated as of December 14, 1993, among Sequa Corporation,
        The Bank of New York, The Bank of Nova Scotia, Chemical
        Bank, Bank of America NT & SA, Chase Manhattan Bank,
        N.A. and The Nippon Credit Bank, Ltd. and certain other lenders (incorporated by reference to Exhibit 10.2 of Sequa's Report on Form 10-K, File No. 1-804, for the year ended December 31, 1993, filed on March 30, 1994) and Amendment No. 1 (dated as of June 13, 1994),
        Amendment No. 2 (dated as of December 14, 1994) and
        Amendment No. 3 (dated as of March 3, 1995) (all of which are filed herewith).

10.3 - Stock Purchase Agreement, dated December 30, 1993, by and among Sequa and various of its affiliates and Computer Sciences Corporation and its affiliates, in connection with the sale of ARC Professional Services
        Group, Inc., and certain related entities (incorporated by reference to Exhibit 10.1 of Sequa's Report on Form
        8-K, File no. 1-804, filed on January 15, 1994).


               COMPENSATORY PLANS OR ARRANGEMENTS

10.4 - 1986 Key Employees Stock Option Plan (incorporated by reference to Annex B of Sequa's Registration Statement
        No. 33-12420 on Form S-8 filed March 6, 1987).

10.5 - 1988 Key Employees Stock Option Plan (incorporated by reference to Annex A of Sequa's Registration Statement
        No. 33-30711 on Form S-8 filed August 25, 1989).

10.6 - Sequa's Supplemental Executive Retirement Plans I, II, and III, effective as of January 1, 1990 (incorporated by reference to Exhibit 10(c) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended
        December 31, 1990, filed on April 1, 1991) and amendments thereto (incorporated by reference to Exhibit
        10(c) of Sequa's Annual Report on Form 10-K, File No. 1-
        804, for the year ended December 31, 1991, filed on March 30, 1992).

10.7 -  Management Incentive Bonus Program of Sequa for
        Corporate Executive Officers and Corporate Staff
        (Revised 1995 - Amendment No. 1) (filed herewith).

10.8 -  Management Incentive Bonus Programs of Atlantic Research
        Corporation for Corporate Staff (incorporated by reference to Exhibit 10.8 of Sequa's Report on Form 10-K for the year ended December 31, 1993, File No. 1-804, filed on March 30, 1994).

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

10.11 - Employment Agreement, dated April 1, 1993, by and between John J. Quicke and Sequa, (incorporated by reference to Exhibit 10(k) of Sequa's Annual Report on
        Form 10-K, File No. 1-804 for the year ended December
        31, 1992 filed on March 31, 1993); and Amendment thereto, dated March 1, 1995 (filed herewith).

10.12 - Employment Agreement, dated May 6, 1991, by and between
        Antonio L. Savoca and Sequa, (incorporated by reference to Exhibit 10(1) of Sequa's Annual Report on Form 10-K for the year ended December 31, 1991, filed on March 30,
        1992).  Amendment thereto, dated August 18, 1992
        (incorporated by reference to Exhibit 10(1) of Sequa's
        Annual Report on Form 10-K, File No. 1-804 for the year ended December 31, 1992, filed on March 31, 1993); and
        Amendment thereto, dated June 10, 1993 (incorporated by reference to Exhibit 10.12 of Sequa's Report on Form 10-
        K, File No. 1-804, for the year ended December 31, 1993, filed on March 30, 1994).



           COMPENSATORY PLANS OR ARRANGEMENTS  (con't)

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

10.18 - Supplemental Retirement Program of Atlantic Research
        Corporation, (incorporated by reference to Exhibit 10(s) of Sequa's Annual Report on Form 10-K, File No. 1-804 for the year ended December 31, 1991, filed on March 30,
        1992).

10.19 - Employment Agreement, dated as of February 1, 1991, by and between Ronald H. Wright and Sequa, and Amendment thereto, dated February 15, 1994 (filed herewith).

10.20 - Sequa Corporation 1994 Corporate Staff Stock Award Plan
        (filed herewith).

10.21 - Sequa Corporation Management Incentive Bonus Program for
        Operating Divisions (Revised 1995) (filed herewith)



11.1 -  Computation of earnings per share, filed herewith.

21.1 -  List of subsidiaries of Sequa, filed herewith.

23.1 - Consent of Independent Public Accountants, filed herewith.

27.1 -  Financial Data Schedule, filed herewith

   (b)  Reports on Form 8-K

 No Reports on Form 8-K were filed during the last quarter of 1994.




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE



To Sequa Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Sequa Corporation's Annual Report on Form 10-K, and have issued our report thereon dated March 17, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.







ARTHUR ANDERSEN LLP




New York, New York
March 17, 1995



                             SEQUA CORPORATION AND SUBSIDIARIES                    SCHEDULE II
                                    VALUATION AND QUALIFYING ACCOUNTS

                                         (Thousands of Dollars)
                                                        Additions                    Other
                                             Balance    Charged to   Deductions     Changes      Balance
                                            Beginning   Costs and       from       Additions      End of
Description                                  of Year     Expenses     Reserves    (Deductions)     Year
-----------                                 ---------   ----------   ----------   ------------   ------


Year Ended December 31, 1994:
  Reserves deducted from balance sheet
   captions to which they apply-
    Allowance for billed receivables          $10,892     $ 3,951       $(2,395)    $    -      $12,448
    Allowance for unbilled receivables         13,165         940       (11,382)         -        2,723
  Reserve for losses of
     discontinued operations                   25,927        -          (11,695)         -       14,232

Year Ended December 31, 1993:
  Reserves deducted from balance sheet
   captions to which they apply-
    Allowance for billed receivables          $11,419     $ 4,178       $(4,059)    $  (646) (1) $10,892
    Allowance for unbilled receivables         17,941       2,873        (5,041)     (2,608) (2)  13,165
  Reserve for losses of
     discontinued operations                   43,321        -           (9,594)     (7,800) (3)  25,927

Year Ended December 31, 1992:
  Reserves deducted from balance sheet
   captions to which they apply-
    Allowance for billed receivables          $17,758     $ 2,706       $(9,045)    $  -         $11,419
    Allowance for unbilled receivables         14,788       3,822          (669)       -          17,941
  Reserve for losses of
     discontinued operations                   23,444      35,000       (15,123)       -          43,321

Note:
(1) Allowance for billed receivables of business sold.
(2) Allowance for unbilled receivables of business sold.
(3) EPA liabilities reclassified to other long-term liabilities.

                           SIGNATURES
                           ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SEQUA CORPORATION

Date:   March 30, 1995          By:   /S/ GERALD S. GUTTERMAN
       ----------------              -------------------------
                                     Gerald S. Gutterman
                                     Executive Vice President,
                                     Finance and Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 1995.

By: /S/ NORMAN E. ALEXANDER    Chairman of the Board, Chief
Norman E. Alexander              Executive Officer and Director

By: /S/ JOHN J. QUICKE         President, Chief Operating Officer
John J. Quicke                   and Director

By: /S/ STUART Z. KRINSLY      Senior Executive Vice President,
Stuart Z. Krinsly                General Counsel and Director

By: /S/ GERALD S. GUTTERMAN    Executive Vice President, Finance
Gerald S. Gutterman              and Administration

By: /S/ WILLIAM P. KSIAZEK     Vice President and Controller
William P. Ksiazek

By: /S/A DWORMAN               Director
Alvin Dworman

By: /S/ A. LEON FERGENSON      Director
A. Leon Fergenson

By: /S/ DAVID S. GOTTESMAN      Director
David S. Gottesman

By: /S/ DONALD D. KUMMERFELD   Director
Donald D. Kummerfeld

By:                            Director
Richard S. LeFrak

By: /S/ FRED R. SULLIVAN       Director
Fred R. Sullivan

By: /S/ GERALD TSAI            Director
Gerald Tsai, Jr.