Form 10-Q
period 1995-03-31
SEQUA CORP /DE/
filed 1995-05-12
CIK 95301

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the Quarterly period ended      March 31, 1995
                               ----------------------------
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from              to
                               ------------    ------------

Commission File Number   1-804
                       ------------------------------------

                      SEQUA CORPORATION
- -----------------------------------------------------------
   Exact name of registrant as specified in its charter)


           Delaware                         13-188-5030
- -------------------------------         -------------------
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)         Indentification No.)


200 Park Avenue, New York, New York               10166
- ----------------------------------------     --------------
(Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code:(212) 986-5500
                                                   --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                    Outstanding at May 1, 1995
             -----                    --------------------------
Class A Common Stock, no par value               6,535,881
Class B Common Stock, no par value               3,330,778

                        SEQUA CORPORATION
                 PART I - FINANCIAL INFORMATION
               SEQUA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME
          (Amounts in thousands, except per share data)
                           (Unaudited)
                                                     For the Three Months
                                                       Ended March 31,
                                                     --------------------
                                                       1995       1994
                                                       ----       ----

SALES                                                $327,534   $350,982
                                                     --------   --------

COSTS AND EXPENSES
  Cost of sales                                       261,511    280,011
  Selling, general and adminstrative                   54,916     53,965
                                                     --------   --------
                                                      316,427    333,976
                                                     --------   --------

OPERATING INCOME                                       11,107     17,006

Other income (expense)
  Interest expense                                    (13,346)   (15,377)
  Interest income                                         872        720
  Other, net                                              992     (5,307)
                                                     --------   --------

Loss before income taxes                                 (375)    (2,958)

Income tax (provision) benefit                         (1,500)     1,500
                                                     --------   --------

LOSS BEFORE EXTRAORDINARY LOSS
  on early retirement of debt                          (1,875)    (1,458)

Extraordinary loss on early retirement of
  debt, net of applicable income taxes                   -        (1,083)
                                                     --------   --------

NET LOSS                                               (1,875)    (2,541)

Preferred dividend requirements                          (791)      (791)
                                                     --------   --------

NET LOSS APPLICABLE TO COMMON STOCK                  $ (2,666)  $ (3,332)
                                                     ========   ========

LOSS PER SHARE
  Loss before extraordinary loss                     $   (.27)  $   (.23)
  Extraordinary loss                                      -         (.11)
                                                     --------    -------
  Net loss                                           $   (.27)  $   (.34)
                                                     ========   ========

DIVIDENDS DECLARED PER SHARE
  Preferred                                          $   1.25   $    -




The accompanying notes are an integral part of the financial statements.

                        SEQUA CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------

SUMMARY BUSINESS SEGMENT DATA (in millions)
- -------------------------------------------
                                                     Operating
                                      Sales        Income (Loss)
                                  -------------    -------------
                                   1995    1994     1995    1994
                                   ----    ----     ----    ----

 Aerospace                        $195.0  $230.2   $(0.2)  $ 8.0
 Machinery & Metal Coatings         52.6    45.4     6.5     3.5
 Specialty Chemicals                59.8    57.2     9.0     9.6
 Other Products                     20.1    18.2     2.6     2.2
 Corporate                           -       -      (6.8)   (6.3)
                                  -----   -----    -----   -----
          TOTAL                   $327.5  $351.0   $11.1   $17.0
                                  ======  ======   =====   =====

Sales
- -----

     Overall sales declined 7% in the first quarter of 1995 compared with the same quarter of 1994. After eliminating sales of Gas Turbine units that were disposed of in 1994, sales declined 1%, as gains at the Kollsman, Precoat Metals and MEG operations virtually offset declines at Gas Turbine, ARC propulsion and Sequa Can Machinery.

     Sales of the Aerospace segment declined 15%, as reductions at the Gas Turbine and ARC propulsion units were only partially offset by higher sales at Kollsman. Gas Turbine sales were down 23% (12% after eliminating sales of units disposed of in 1994), with declines in all major market areas and a continuation of severe competitive pricing pressures. Sales at the Orangeburg facility were down 6% from the 1994 quarter, as a 46% increase in repair sales was more than offset by a sharp sustained decline in OEM sales. For the fourth consecutive quarter, the input of parts for repair increased from the preceding quarter at the Orangeburg facility. At the ARC propulsion unit, sales were down 10%, primarily as a result of lower revenues on the MLRS rocket motor program, partially offset by higher sales of propellant and initiators for automotive airbag inflators. At the Kollsman unit, sales were sharply higher as a result of increases in the night targeting system (NTS) for the Cobra helicopter and higher sales of cabin telecommunication products for the avionics market. The overall advance was tempered by declines in sales of electro-optical devices for military vehicles and medical instrumentation products.

     Sales of the Machinery and Metal Coatings segment rose 16%, as increases at Precoat Metals and MEG were partially offset by a decline at Sequa Can Machinery. At the Precoat Metals operation, sales increased 18% with improvements registered in metal for building products, can end stock and truck trailer panels. Sales

Sales  (con't)
- -----

of MEG rose sharply from a low 1994 base, and the advance primarily reflects the timing of deliveries and a 12% favorable swing in foreign exchange rates. The outlook for this unit in 1995 continues to depend largely on the successful introduction of new equipment models, which are being shown in May at a large trade show in Germany. Sales of Sequa Can Machinery were lower than in the 1994 first quarter, due entirely to customer delivery requirements. Based on current backlog for 1995 delivery, sales for the full year are expected to substantially exceed 1994 levels.

     Sales of the Specialty Chemicals segment increased 4%, with both units contributing to the advance. At the overseas unit, sales measured in local currency declined 4%, as a drop in TAED product sales was partially offset by increased sales of other chemicals. However, the weakening of the U.S. dollar against the British pound more than offset the impact of reduced local currency sales. At the domestic unit, sales were up, as price increases and a favorable sales mix shift more than offset a small decline in volume. Sales of specialty polymers and paper specialties advanced while sales to the graphics, textile and export markets registered small declines.

     Sales of the Other Products segment increased 10% in the first quarter, as advances in the automotive products and can lid units were partially offset by a decline at Centor, the real estate company. At the automotive products unit, all major product lines recorded increases, with sales of power outlets registering the largest advance. At the NCS unit, domestic sales registered a solid advance, which was tempered by lower export sales due primarily to the problems in the Mexican economy. At Centor, revenues declined 11% primarily as a result of a lower occupancy rate and lower parking revenues at the unit's major office building.

Operating Income
- ----------------

     Operating income declined 35% in the first quarter of 1995 compared with the same period of 1994 as the result of a loss at Gas Turbine.

     The Aerospace segment posted a $0.2 million loss for the first quarter of 1995, whereas this segment had an operating profit of $8.0 million in the first quarter of 1994. The unfavorable swing was due entirely to Gas Turbine, which had been profitable in the 1994 quarter and registered a loss in the 1995 quarter. The operating income of ARC propulsion recorded a small advance, and Kollsman profits were up 12%. The Gas Turbine unit continues to be affected by lower sales and competitive

Operating Income  (con't)
- ----------------

pressures. In April 1995, Gas Turbine finalized and implemented a further cost reduction program which will result in a $7.2 million pre-tax charge in the second quarter of 1995. The charge reflects the severance and related costs of a 275-person reduction primarily in the indirect workforce and the closing of four small factories, whose workloads will be absorbed by other units. It is anticipated that this cost reduction action will generate a net savings in 1995, which will become evident in the second half of the year. At the ARC propulsion unit, the unfavorable effects of reduced military sales were more than offset by increased profits on airbag inflator products, lower bid and proposal costs and reduced administrative expenses. At Kollsman, operating income increased 12% as the benefits of higher sales were partially offset by increased selling and administrative costs.

     Operating income of the Machinery and Metal Coatings segment rebounded 83% from the 1994 first quarter, with all three units contributing to the advance. At the Precoat Metals unit, the further profit gain derived from increased sales was tempered by start-up costs, including the cost to qualify products at the new facility in Jackson, Mississippi. Sequa Can Machinery's profits were up sharply from a low 1994 base, primarily due to a significant improvement in operating efficiencies, cost reductions implemented in 1994 and improved spare parts sales. Profits for the full year are expected to exceed the 1994 level for this operation. MEG narrowed its loss as a result of sharply higher sales in the first quarter of 1995. Results for the year at MEG are largely dependent on order input in the second and third quarters.

     Operating income in the Specialty Chemicals segment declined 6% from a strong 1994 first quarter. At the overseas unit, lower local currency results were offset by a favorable shift in foreign exchange rates, and reported results were on a par with the 1994 first quarter. Reduced earnings in local currency resulted from both lower sales and an inability to pass on to customers the full effect of significant increases in raw material costs. At the domestic unit, in general, the lag between rapidly escalating raw materials prices and the increase of selling prices caused operating income to decline in the first quarter.

     Operating income of the Other Products segment registered a solid advance, as the automotive products and the real estate operations recorded gains and the can lid operation registered a slight decline. The automotive products unit primarily benefitted from the increased sales volume. At the can lid operation, an unfavorable sales mix shift led to a small decline in operating income. The profitability of the real estate unit improved, as lower operating expenses more than offset a decline in revenues.

Interest Expense
- ----------------

     The decrease in interest expense of approximately $2.0 million was due to a decrease in average borrowings.

Other, Net
- ----------

     In the first quarter of 1995, Other, net includes a $2.0 million gain on the sale of an investment and amortization of capitalized debt costs in the amount of $0.5 million. The Company's unconsolidated airbag business broke even during the first quarter of 1995.

     In the first quarter of 1994, Other, net includes a $3.2 million mark-to-market loss on interest-rate derivatives, $0.6 million of discount expenses related to the sale of accounts receivable, a $0.9 million equity loss in the Company's unconsolidated airbag business and amortization of capitalized debt costs in the amount of $0.6 million.

Income Tax Provision
- --------------------

     The effective tax rates for the first quarters of 1995 and 1994 were (400%) and 51%, respectively. These effective tax rates were based upon estimated annual pre-tax foreign earnings and estimated annual pre-tax domestic losses adjusted for goodwill amortization. The effective rates also reflect the effect of a provision for state income and franchise taxes, and the favorable tax treatment of earnings of the Company's foreign sales corporation. Separate domestic and foreign estimated annual effective tax rates were determined and applied separately to actual domestic losses and actual foreign earnings.

Liquidity
- ---------

     Management anticipates that cash flow from operations, proceeds from the divestiture of assets, the $95.8 million of credit available at May 8, 1995 under the revolving credit agreement, the $35.0 million of available financing under the Receivables Purchase Agreement, plus cash and cash equivalents on hand at March 31, 1995 will be more than sufficient to fund the Company's operations for the foreseeable future.

Backlog
- -------

     The businesses of Sequa for which backlogs are significant are the Kollsman division, the Turbine Airfoils, Caval Tool and Castings units of Gas Turbine and the ARC Propulsion operations of the Aerospace segment, and the Can Machinery, MEG and Precoat Metals operations of the Machinery and Metal Coatings segment. The aggregate dollar amount of backlog in these segments at March 31, 1995 was $484.0 million ($448.3 million at December 31,
1994).  There is no seasonal variation in the Company's backlog.

Environmental Liabilities
- -------------------------

     The Company's environmental department, under senior management direction, manages all activities related to the Company's involvement in environmental clean-up. This department establishes the projected range of expenditures for individual sites with respect to which the Company may be considered a potentially responsible party under applicable federal or state law. These projected expenditures, which are reviewed periodically, include: remedial investigation and feasibility studies; outside legal, consulting and remediation project management fees; the projected cost of remediation activities; site closure and post-remediation monitoring costs. The assessments take into account currently available facts, existing technology, presently enacted laws, past expenditures, and other potentially responsible parties and their probable level of involvement. Outside technical, scientific and legal consulting services are used to support management's assessments of costs at significant individual sites. It is the Company's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $26 million to $52 million. At March 31, 1995, the Company's balance sheet includes accruals for remediation costs of $47.7 million. These accruals are at undiscounted amounts and are primarily included in accrued expenses and other long-term liabilities. While the possibility of recovery of some of the costs from insurance companies exists, the Company does not recognize these recoveries in its financial statements until they are realized. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, it is currently estimated that the Company will spend in the range of $8 million to $12 million during each of the following several years. Actual remedial expenditures for the first three months of 1995 were approximately $2.9 million.

               SEQUA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                     (Amounts in thousands)


                             ASSETS
                             ------

                                         (Unaudited)
                                          March 31, December 31,
                                            1995        1994
                                         ----------  ----------

CURRENT ASSETS
  Cash and cash equivalents             $   27,005  $   18,655
  Trade receivables (less allowances
    of $12,516 and $12,448)                241,910     252,588
  Unbilled receivables (less
    allowances of $2,546 and $2,723)        35,033      35,688
  Inventories                              269,345     266,370
  Other current assets                      34,188      31,030
                                        ----------  ----------
      Total current assets                 607,481     604,331
                                        ----------  ----------

INVESTMENTS
  Net assets of discontinued operations      152,115   154,395
  Other investments                         19,083      19,085
                                        ----------  ----------
                                           171,198     173,480
                                        ----------  ----------

PROPERTY, PLANT AND EQUIPMENT, NET         514,571     524,150
                                        ----------  ----------

OTHER ASSETS
  Excess of cost over net assets of
    companies acquired                     322,745     325,530
  Deferred charges and other                19,792      20,757
                                        ----------  ----------
                                           342,537     346,287
                                        ----------  ----------

TOTAL ASSETS                            $1,635,787  $1,648,248
                                        ==========  ==========



  The accompanying notes are an integral part of the financial statements.

               SEQUA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
            (Amounts in thousands, except share data)

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
                                         (Unaudited)
                                          March 31, December 31,
                                            1995        1994
                                         ----------  ----------
CURRENT LIABILITIES
  Current maturities of long-term debt $     3,347  $   15,231
  Accounts payable                         112,909     118,429
  Taxes on income                           22,854      21,128
  Accrued expenses                         179,095     166,558
                                        ----------  ----------
          Total current liabilities        318,205     321,346
                                        ----------  ----------

LONG-TERM DEBT, NET OF
  CURRENT MATURITIES                       578,334     586,574
                                        ----------  ----------

DEFERRED TAXES AND OTHER LONG-TERM
 LIABILITIES
  Deferred taxes on income                   9,485       9,494
  Other long-term liabilities              156,657     164,343
                                        ----------  ----------
                                           166,142     173,837
                                        ----------  ----------

SHAREHOLDERS' EQUITY
  Preferred stock--$1 par value,
    1,825,000 shares authorized,
    797,000 shares of $5 cumulative
    convertible stock issued in
    1995 and 1994 (involuntary
    liquidation value--$26,359
    at March 31, 1995)                         797         797
  Class A common stock--no par value,
    25,000,000 shares authorized,
    7,188,000 shares issued in 1995
    and 1994 stated at                       7,188       7,188
  Class B common stock--no par value,
    5,000,000 shares authorized,
    3,727,000 shares issued in 1995
    and 1994 stated at                       3,727       3,727
  Capital in excess of par value           287,204     287,204
  Cumulative translation adjustment          7,318      (1,899)
  Retained earnings                        352,010     354,676
                                        ----------  ----------
                                           658,244     651,693
  Less:  Cost of treasury stock             85,138      85,202
                                        ----------  ----------
    Total shareholders' equity             573,106     566,491
                                        ----------  ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                $1,635,787  $1,648,248
                                        ==========  ==========

  The accompanying notes are an integral part of the financial statements.
/TABLE

                                   SEQUA CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      YEAR ENDED DECEMBER 31, 1994 AND PERIOD ENDED MARCH 31, 1995
                              (Amounts in thousands, except per share data)


                                          Class A   Class B  Capital in    Cum.
                              Preferred   Common    Common   Excess of    Trans.   Retained     Treasury
                                Stock      Stock     Stock   Par Value     Adj.    Earnings      Stock
                              ---------   -------   -------  ----------   ------   --------     --------
Balance at December 31, 1993   $  797      $7,054   $3,861   $295,841   $(16,771)  $383,617   $ (98,615)
Net loss                         -           -        -          -          -       (25,778)       -
Issuance and amortization
  of restricted stock grant      -           -        -        (1,313)      -          -          1,366
Treasury stock contributed
  to pension plan                -           -        -        (7,324)      -          -         12,047
Exchange of common stock         -            134     (134)      -          -          -           -
Foreign currency translation
  adjustment                     -           -        -          -        12,897       -           -
Sale of foreign subsidiary       -           -        -          -         1,975       -           -
Cash dividends:
  Preferred - $5.00 per share    -           -        -          -          -        (3,163)       -
                               ------      ------   ------   --------   --------   --------   ---------
Balance at December 31, 1994   $  797      $7,188   $3,727   $287,204   $ (1,899)  $354,676   $ (85,202)
                               ======      ======   ======   ========   ========   ========   =========
Net loss                         -           -        -          -          -        (1,875)       -
Amortization of restricted
  stock grant                    -           -        -          -          -          -             64
Foreign currency translation
 adjustment                      -           -        -          -         9,891       -           -
Sale of foreign subsidiary       -           -        -          -          (674)      -           -
Cash dividends:
  Preferred - $1.25 per share    -           -        -          -          -          (791)       -
                               ------      ------   ------   --------   --------   --------   ---------

Balance at March 31, 1995      $  797      $7,188   $3,727   $287,204   $  7,318   $352,010   $ (85,138)
                               ======      ======   ======   ========   ========   ========   =========
/TABLE

                      SEQUA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)
                                                         For the Three Months
                                                            Ended March 31,
                                                         --------------------
                                                          1995          1994
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss before income taxes                             $   (375)     $ (2,958)
  Adjustments to reconcile loss to net cash
   provided by operating activities:
    Depreciation and amortization                        23,813        25,251
    Provision for losses on receivables                     538           802
    Other items not requiring (providing) cash           (1,714)          784

  Changes in operating assets and liabilities,
   net of business sold:
    Receivables                                           8,201        16,347
    Inventories                                         (12,382)      (29,460)
    Other current assets                                 (3,422)        9,496
    Accounts payable and accrued expenses                 5,761        12,745
    Other long-term liabilities                          (4,342)         (240)
                                                       --------      --------

  Net cash provided by continuing operations
   before income taxes                                   16,078        32,767

  Net cash provided by discontinued
   operations before income taxes                           873        26,508

  Income taxes refunded (paid), net                         265        (2,140)
                                                       --------      --------

  Net cash provided by operating activities              17,216        57,135
                                                       --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of minority interest in subsidiary              -          (16,701)
  Purchase of property, plant and equipment             (13,332)      (11,570)
  Business sold                                           5,162          -
  Sale of investment                                      2,582          -
  Sale of property, plant and equipment                   1,406         1,626
  Other investing activities                                131        (5,094)
                                                       --------      --------

  Net cash used for investing activities                 (4,051)      (31,739)
                                                       --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                            595          -
  Payments of debt                                       (4,341)      (18,110)
  Dividends paid                                           (791)         -
                                                       --------      --------
  Net cash used for financing activities                 (4,537)      (18,110)
                                                       --------      --------

Effect of exchange rate changes on cash
 and cash equivalents                                      (278)          (57)
                                                       --------      --------

Net increase in cash and cash equivalents                 8,350         7,229

Cash and cash equivalents at beginning of period         18,655        24,780
                                                       --------      --------

Cash and cash equivalents at end of period             $ 27,005      $ 32,009
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

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the Company's results for the interim periods presented. The March 31, 1994 Consolidated Statement of Income includes an accrual for a $1.1 million after-tax extraordinary loss related to the April 1994 in-substance defeasance and subsequent redemption of the Company's 10 1/2% senior subordinated notes and a $3.2 million charge to mark-to-market the carrying value of interest-rate derivatives. All other adjustments in the March 31, 1994 interim period consisted of normal recurring items. All adjustments to the March 31, 1995 interim period consisted of normal recurring items. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - INVENTORIES

     The inventory amounts at March 31, 1995 and December 31, 1994 were as follows:
                                           (Amounts in thousands)

                                        (Unaudited)
                                       March 31, 1995  December 31, 1994
                                       --------------  -----------------
Finished Goods                           $  77,301        $ 68,965
Work in process                             79,614          64,312
Raw materials                              114,316         130,596
Long-term contract costs                     9,204           7,728
Progress payments                          (11,090)         (5,231)
                                          --------        --------
                                          $269,345        $266,370
                                          ========        ========



NOTE 3 - DISCONTINUED OPERATIONS

     Net assets of discontinued operations approximate net realizable value and have been classified as non-current. A summary of the net assets of discontinued operations is as follows:

                                                (Amounts in thousands)

                                              (Unaudited)
                                               March 31,   December 31,
                                                 1995         1994
                                               --------     --------
Receivables, net                                $  9,400     $  6,774
Inventories                                        8,037        9,788
Investment in leveraged leases and other
  investments                                    162,217      163,857
Property, plant, and equipment                     3,115        3,515
Other assets                                      10,505       10,861
                                                --------     --------
  Total assets                                   193,274      194,795
                                                --------     --------

Accounts payable                                   3,579        2,550
Accrued expenses                                   9,715       12,023
Debt                                              26,911       24,657
Other long-term liabilities                          954        1,170
                                                --------     --------
  Total liabilities                               41,159       40,400
                                                --------     --------
Net assets of discontinued operations           $152,115     $154,395
                                                ========     ========

  Debt of discontinued operations represents the principal amount of the $25.0 million in proceeds received from the non-recourse securitization of Sequa Capital's leveraged lease portfolio in 1994. The leveraged lease cash flow stream will service the payment of interest and principal until the loan is paid off. To the extent that the leveraged lease cash flow stream during the next several years is less than the amount necessary to service the debt, the principal amount of the loan will increase. Subsequent to the payment of the secured indebtedness, the remaining investment in leveraged leases will be liquidated over time as rentals are received and residual values are realized. Disposal activities are ongoing for other discontinued assets.

NOTE 4 - LOSS PER SHARE

  Primary losses per common share in 1995 and 1994 were computed by dividing net losses, after deducting dividend requirements on cumulative convertible preferred stock, by the weighted average number of shares of common stock outstanding during the periods. These computations were based on 9,867,000 and 9,655,000 shares for the three month periods in 1995 and 1994, respectively.

  Fully diluted loss per common share calculations for the assumed conversion of the cumulative convertible preferred stock were anti-dilutive in the first quarters of 1995 and 1994.


NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

                                          (Amounts in thousands)
                                            Three Months Ended
                                            ------------------
                                                 March 31,
                                                 ---------
                                              1995       1994
                                              ----       ----
Net cash provided by discontinued
 operations:
  Changes in working capital                $  (1,842)  $ (6,143)
  Increase in debt                              2,254     24,657
  Principal repayments on leasing assets        1,565      2,455
  Sale of leasing assets                          475      9,636
  Other changes in net assets                  (1,579)    (4,097)
                                             --------   --------
                                             $    873   $ 26,508
                                             ========   ========

Other supplemental Cash Flow information:

  Interest paid during the three months ended March 31, 1995 and 1994 was $0.1 million and $2.2 million, respectively.

                   PART II - OTHER INFORMATION
                   ---------------------------


ITEM 1 - LEGAL PROCEEDINGS
         -----------------

     Sequa is involved in a number of claims, lawsuits and proceedings (environmental and otherwise) which arose in the ordinary course of business. Other litigation is pending against Sequa involving allegations that are not routine and include, in certain cases, compensatory and punitive damage claims. Included in this other class of litigation is an arbitration proceeding that was formally commenced in 1992 to resolve a dispute between the Egyptian Air Force and Chromalloy Gas Turbine. In 1994, the arbitral tribunal issued an award of $16.3 million plus interest in favor of Chromalloy Gas Turbine. At March 31, 1995, the Company's Consolidated Balance Sheet includes net assets of approximately $17.5 million related to this issue. Chromalloy has filed a petition in the US District Court for the District of Columbia to confirm and enforce the award, and the Egyptian Air Force has filed a challenge to this award in the Court of Appeal of Cairo.

     The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings referred to above cannot be estimated with any certainty. However, in the opinion of management, based on its examination of such matters, its experience to date and discussions with counsel, the ultimate outcome of these contingencies, net of liabilities already accrued in the Company's Consolidated Balance Sheet, is not expected to have a material adverse effect on the Company's Consolidated financial position, although the resolution in any reporting period of one or more matters could have a significant impact on the Company's results of operations for that period.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

  (A)   Exhibits

        11 -   Schedule showing calculations of Primary and Fully
               Diluted Loss Per Share for the 3-month periods ended March 31, 1995 and 1994.

  (B)   Reports on Form 8-K

           No report on Form 8-K was filed during the three-month period ended March 31, 1995.

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



















May 12, 1995