Form 10-Q
period 1995-06-30
SEQUA CORP /DE/
filed 1995-08-14
CIK 95301

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended      June 30, 1995
                               --------------------------------
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              --------------------    ----------

Commission File Number   1-804
                                ---------------------------------

                                 SEQUA CORPORATION
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

         Delaware                         13-188-5030
---------------------------------  -----------------------------
(State or other jurisdiction of    (I.R.S. Employer
 incorporation or organization)      Indentification No.)

200 Park Avenue, New York, New York                 10166
-----------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:(212) 986-5500



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class              Outstanding at August 1, 1995
               -----              -----------------------------
Class A Common Stock, no par value        6,535,841
Class B Common Stock, no par value        3,330,780

                       PART I - FINANCIAL INFORMATION
                     SEQUA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME
                (Thousands of dollars except per share data)
                                 (Unaudited)

                                     For the Six Months  For the Three Months
                                       Ended June 30,       Ended June 30,
                                    -------------------  -------------------
                                      1995       1994       1995       1994
                                      ----       ----       ----       ----
SALES                               $684,797   $711,680   $357,263  $360,698
                                    --------   --------   --------  --------
COSTS AND EXPENSES
  Cost of sales                      550,227    572,583    288,716   292,572
  Selling, general and
   administrative                    116,683    111,523     61,767    57,558
                                    --------   --------   --------  --------
                                     666,910    684,106    350,483   350,130
                                    --------   --------   --------  --------

OPERATING INCOME                      17,887     27,574      6,780    10,568

OTHER INCOME (EXPENSE)
  Interest expense                   (26,649)   (29,543)   (13,303)  (14,166)
  Interest income                      1,627      1,353        755       633
  Other, net                             273     (7,143)      (719)   (1,836)
                                    --------   --------   --------  --------
LOSS BEFORE INCOME TAXES              (6,862)    (7,759)    (6,487)   (4,801)

Income tax (provision) benefit        (1,100)     3,950        400     2,450
                                    --------   --------   --------  --------
LOSS BEFORE EXTRAORDINARY LOSS
   ON EARLY RETIREMENT OF DEBT        (7,962)    (3,809)    (6,087)   (2,351)

Extraordinary loss on early
   retirement of debt, net of
   applicable income taxes              -        (1,083)      -         -
                                   ---------   --------   --------  --------
NET LOSS                            $ (7,962)  $ (4,892)  $ (6,087) $ (2,351)

PREFERRED DIVIDEND REQUIREMENTS       (1,582)    (1,582)      (791)     (791)
                                    --------   --------   --------  --------
NET LOSS APPLICABLE TO COMMON STOCK $ (9,544)  $ (6,474)  $ (6,878) $ (3,142)
                                    ========   ========   ========  ========
LOSS PER SHARE
  Loss before extraordinary loss    $   (.97)  $   (.56)  $   (.70) $   (.33)
  Extraordinary loss                     -         (.11)       -         -
                                    --------   --------   --------- --------
  Net loss                          $   (.97)  $   (.67)  $   (.70) $   (.33)
                                    ========   ========   ========  ========
DIVIDENDS DECLARED PER SHARE
    Preferred                       $   2.50        -     $   1.25       -

The accompanying notes are an integral part of the financial statements.

                        SEQUA CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------



SUMMARY BUSINESS SEGMENT DATA (in millions)
-------------------------------------------
                                                     Operating
                                    Sales          Income (Loss)
                                 Year to Date      Year to Date
                               ----------------  ----------------
                                1995      1994    1995      1994
                                ----      ----    ----      ----
  Aerospace                  $  397.3  $  447.3 $  (6.9)  $  3.4
  Machinery & Metal Coatings    129.6     109.8    15.4     11.1
  Specialty Chemicals           120.8     118.4    19.1     20.7
  Other Products                 37.1      36.2     4.1      4.6
  Corporate                        -         -    (13.8)   (12.2)
                             --------  --------  ------    -----
       TOTAL                 $  684.8  $  711.7  $ 17.9   $ 27.6
                             ========  ========  ======   ======

                                                     Operating
                                    Sales           Income (Loss)
                                Second Quarter    Second Quarter
                                --------------    ---------------
                                1995      1994     1995     1994
                                ----      ----     ----     ----
  Aerospace                    $202.3   $217.1   $ (6.7) $ (4.7)
  Machinery & Metal Coatings     77.0     64.4      8.9     7.6
  Specialty Chemicals            61.0     61.2     10.1    11.1
  Other Products                 17.0     18.0      1.5     2.5
  Corporate                        -        -      (7.0)   (5.9)
                               -----    -----    ------  ------
       TOTAL                   $357.3   $360.7   $  6.8  $ 10.6
                               ======   ======   ======  ======

Sales and Revenues
------------------
     Overall sales declined 4% in the first six months of 1995 and 1% in the second quarter. Excluding sales of Gas Turbine units that were sold, sales for both 1995 periods improved 2% over both prior year periods.

     Sales of the Aerospace segment declined 11% and 7% in the six- and three-month periods, respectively (2% for both periods after excluding sales of Gas Turbine units sold). At the Gas Turbine subsidiary sales declined 16% for the six months and 8% for the second quarter (4% and 1%, respectively, exclusive of units sold). Both periods continued to be unfavorably affected by intense competition and severe pricing pressure in the markets for jet engine components. The ARC propulsion unit recorded moderately lower sales in both 1995 periods, as declines in three rocket motor programs (MLRS, ATACMS and Stinger) were not fully offset by increases in a fourth rocket motor program (MK104 Standard Missile) and higher sales of airbag components. Kollsman's sales increased 12% for the six months but declined 5% in the second quarter. The advance for the six months reflects a sharp increase in commercial avionics, as well as advances in both the night targeting system (NTS) for the Cobra Helicopter and troop simulation training units. For the three months, the sharp advance in avionics and the increase in troop simulation training units was more than offset by declines in the electro-optics products area.

     Sales of the Machinery and Metal Coatings segment increased 18% and 19% in the six- and three-month periods, respectively. The Precoat Metals division recorded solid gains in both periods. Continued improvement in the building products market, as well as strong first-quarter gains in the container market, were the primary reasons for the advances. Can Machinery sales were 10% lower for the six months and on a par with the year-earlier second quarter due to the timing of deliveries to customers. Based on current backlog, sales for the full year are expected to exceed the 1994 level. MEG's sales rose sharply in both 1995 periods from prior year levels, due to both increased equipment deliveries and a favorable swing in foreign exchange rates.

     Sales of the Specialty Chemicals segment increased 2% for the six months and were on a par with the 1994 second quarter.
At the overseas unit, sales measured in local currency were lower in both 1995 periods, as a decline in detergent product sales was partially offset by increased sales of other specialty chemicals. However, sales reported in US dollars were equal to the 1994 six-month figures, and only 2% lower for the second quarter. The reported results reflect a favorable currency rate movement in 1995. At the domestic unit, sales increased in both 1995 periods, as price increases and a favorable sales mix shift more

Sales and Revenues (con't)
------------------
than offset a small volume decline. For both the six months and the second quarter, sales were up in virtually all product lines, with only textile chemicals registering some softness throughout the first half.

     Sales of the Other Products segment increased 2% for the six months but declined 5% in the second quarter. Sales of the automotive products unit increased 5% for the six months and declined 5% in the second quarter. This primarily reflects the impact of changes in North American production of cars and trucks, as well as shifts in the types of vehicles sold by the big three US automobile manufacturers. Sales of power outlets were stronger in both periods due to increased market penetration. At the NCS unit, six-month sales were on a par with 1994, as strong first quarter domestic sales offset a decline in export sales primarily related to the difficulties of the Mexican economy. In the second quarter, sales declined 5%, as a major domestic customer reduced its overstocked inventory condition.
At Centor, the real estate unit, revenues declined approximately 10% in both periods, primarily due to a lower occupancy rate and lower parking revenues at its office building in Clayton, Missouri.

Operating Income
----------------
     Overall operating income declined 35% in the six months of 1995 and 36% in the second quarter.

     The Aerospace segment recorded a loss for the six months of 1995, whereas this segment had registered a small profit in the same period of 1994. The segment recorded losses in the second quarter of both 1995 and 1994. The Gas Turbine subsidiary recorded increased losses in both 1995 periods, primarily as a result of continued intense competitive pressures in the repair markets and a drop in profits from units serving the OEM business markets. Both ARC Propulsion and Kollsman had operating income in all periods reported.

     In both 1995 and 1994, Gas Turbine's results included unusual charges. In April 1995, Gas Turbine finalized and implemented a further cost reduction program, which resulted in a $7.2 million charge to operating income in the second quarter. The charge reflects the severance and related costs of a 275-person reduction in the indirect workforce, and the closing of four small factories, whose workloads are being absorbed by other units. In 1994, both the six months and second quarter included unusual one-time charges totalling $10.3 million.

     At the ARC propulsion unit, profits declined in both 1995 periods. For the six months the impact of lower revenues was only partially offset by lower administrative costs. For the

Operating Income (con't)
----------------
second quarter, the impact of lower sales and higher bid and proposal costs was partially offset by the benefit of an improved sales mix. Kollsman's profits increased sharply in both periods. Year-to-date results benefitted from increased sales, while both periods benefitted from an improved sales mix, as more profitable commercial business replaced lower margined electro-optics sales, and from recoveries on customer accounts previously reserved.

     Operating income in the Machinery and Metal Coatings segment increased 39% in the six months and 18% in the second quarter. For the six months, all three operating units in the segment contributed to the improvement. In the second quarter, the metal coatings and can machinery operations advanced, while the auxiliary press equipment unit incurred a loss equal to the 1994 second quarter. At the metal coatings unit, the improvements in both periods were primarily related to higher sales partially offset by additional expenses related to the start-up of the new facility in Jackson, Mississippi. Profits in the can machinery operations were up sharply from a low 1994 base, primarily due to significant improvements in operating efficiencies and cost reductions implemented in 1994. For the six months, the auxiliary press equipment unit narrowed its loss. The benefits of improved sales were partially offset by sharply higher selling expenses (due to the cost of our participation in a major trade show in Europe) and increased manufacturing, research and development, and warranty expenses. For the second quarter, the loss was equivalent to the same period of 1994, as the benefit of increased sales was fully offset by these expenses.

     Operating income in the Specialty Chemicals segment declined 8% and 10% in the six- and three-month periods, respectively. At the overseas unit, lower local currency results were largely offset by a favorable shift in foreign exchange rates. Reduced local currency results primarily resulted from lower sales and an inability to pass on to customers the full effect of significant increases in raw material costs partially offset by lower selling and administrative costs. At the domestic unit, the lag between rapidly escalating raw materials prices and the increase in selling prices led to a significant decline in gross margin.
This decline, together with increased selling and administrative expenses, resulted in sharply lower profits in both periods.

     Operating income in the Other Products segment declined 10% and 39% in the six - and three-month periods, respectively. At the automotive products unit, profits were down sharply in the second quarter as a result of the decrease in sales. A solid advance in first quarter profits at this unit tempered the effect of the second quarter decline and resulted in a modest year-to-date profit reduction. The can lid unit recorded a small profit in each of the six month periods, and a small loss in the 1995

Operating Income (con't)
----------------
second quarter compared with a small profit in the 1994 quarter. At current sales levels, this unit operates at close to break even. For the six months, Centor profits showed a small improvement as lower expenses more than offset a decline in rental income. In the second quarter the decrease in operating expenses was not sufficient to offset the reduction in rental income, and a small decline in profit resulted.

Interest Expense
----------------
     The decrease in interest expense of $2.9 million during the 1995 six-month period and $0.9 million in the second quarter of 1995 was due to a decrease in average borrowings.

Other, Net
----------
     Other, net includes gains on the sale of an investment of $2.5 million and $0.5 million, respectively, during the six-month and three-month periods of 1995. Other, net also includes $1.1 million and $1.3 million of charges for the amortization of capitalized debt costs in the six-month periods of 1995 and 1994, respectively, and $0.6 million in the three-month periods of 1995 and 1994. The Company recorded equity losses in its non-consolidated airbag business of $0.8 million and $1.5 million in the six-month periods of 1995 and 1994, respectively, and $0.7 million and $0.6 million in the three-month periods of 1995 and 1994, respectively. The 1995 results reflect the effect of start-up costs at a separate airbag unit in Italy. During the six-month period of 1994, Other, net includes a $2.7 million mark-to-market loss on interest rate derivatives. This charge included a $0.5 million favorable adjustment during the second quarter of 1994. Other, net also includes discount expenses of $1.3 million during the first six months of 1994 and $0.7 million during the second quarter of 1994 related to the sale of accounts receivable.

Income Tax Provision
--------------------
     The Company revises its effective tax rate quarterly, if necessary, to reflect the best current estimate of its annual effective tax rate. The effective tax rates for the six-month periods of 1995 and 1994 were (16%) and 51%, respectively. These effective tax rates were based upon estimated annual pre-tax foreign earnings and estimated annual pre-tax domestic losses adjusted for goodwill amortization. The effective rates also reflect the effect of a provision for state income and franchise taxes, and the favorable tax treatment of earnings of the Company's foreign sales corporation. Separate domestic and foreign estimated annual effective tax rates were determined and applied separately to actual domestic losses and actual

Income Tax Provision  (con't)
--------------------
foreign earnings. The tax benefit for the second quarters of 1995 and 1994 represent the difference between the year-to-date tax (provision) benefits recorded as of June 30, 1995 and 1994 and the amounts reported for the first quarters of 1995 and 1994.

Liquidity
---------
     In July 1995, the Company purchased two coil coating operations from Enamel Products and Plating Co. (EP&P). This transaction was primarily financed by the sale of $40.0 million of accounts receivable under the Company's Receivables Purchase Agreement. In addition, the Company entered into an operating lease with a financial institution for the rental of a metal coating line located at one of the EP&P facilities.

     Management anticipates that cash flow from operations, proceeds from the divestiture of assets, the $95.8 million of credit available at August 4, 1995 under the revolving credit agreement, the $5.0 million of available financing under the Receivables Purchase Agreement, plus cash and cash equivalents on hand at June 30, 1995 will be more than sufficient to fund the Company's operations for the foreseeable future.

Backlog
-------
     The businesses of Sequa for which backlogs are significant are the Kollsman division, the Turbine Airfoils, Caval Tool and Castings units of Gas Turbine, and the ARC Propulsion operations of the Aerospace segment, and the Can Machinery, MEG and Precoat Metals operations of the Machinery and Metal Coatings segment. The aggregate dollar amount of backlog in these segments at June 30, 1995 was $539.0 million ($448.3 million at December 31, 1994). There is no seasonal variation in the Company's backlog.

Environmental Matters
---------------------
     The Company's environmental department, under senior management direction, manages all activities related to the Company's involvement in environmental clean-up. This department establishes the projected range of expenditures for individual sites with respect to which the Company may be considered a potentially responsible party under applicable federal or state law. These projected expenditures, which are reviewed periodically, include: remedial investigation and feasibility studies; outside legal, consulting and remediation project management fees; the projected cost of remediation activities; site closure and post-remediation monitoring costs. The assessments take into account currently available facts,

Environmental Matters (con't)
---------------------
existing technology, presently enacted laws, past expenditures, and other potentially responsible parties and their probable level of involvement. Outside technical, scientific and legal consulting services are used to support management's assessments of costs at significant individual sites.

     It is the Company's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $24 million to $50 million. At June 30, 1995, the Company's balance sheet includes accruals for remediation costs of $46.9 million. These accruals are at undiscounted amounts and are primarily included in accrued expenses and other long-term liabilities. While the possibility of recovery of some of the costs from insurance companies exists, the Company does not recognize these recoveries in its financial statements until they are realized. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, it is currently estimated that the Company will spend in the range of $8 million to $12 million during each of the following several years. Actual remedial expenditures for the first six months of 1995 were approximately $4.8 million.

              SEQUA CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET
                    (Amounts in thousands)


                            ASSETS

                                        (Unaudited)
                                         June 30,    December 31,
                                           1995          1994
                                      ------------   -----------
CURRENT ASSETS
  Cash and cash equivalents            $   19,184    $   18,655
  Trade receivables (less allowances of
    $12,726 and $12,448)                  241,853       252,588
  Unbilled receivables (less allowances
    of $2,685 and $2,723)                  35,878        35,688
  Inventories                             269,597       266,370
  Other current assets                     37,082        31,030
                                       ----------    ----------
          Total current assets            603,594       604,331
                                       ----------    ----------
INVESTMENTS

  Net assets of discontinued operations   147,786       154,395
  Other investments                        18,798        19,085
                                       ----------    ----------
                                          166,584       173,480
                                       ----------    ----------
PROPERTY, PLANT AND EQUIPMENT, NET        504,199       524,150
                                       ----------    ----------
OTHER ASSETS
  Excess of cost over net assets of
    companies acquired                    320,588       325,530
  Deferred charges and other               19,072        20,757
                                       ----------    ----------
                                          339,660       346,287
                                       ----------    ----------
TOTAL ASSETS                           $1,614,037    $1,648,248
                                       ==========    ==========

The accompanying notes are an integral part of the financial statements.

               SEQUA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
            (Amounts in thousands, except share data)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                       (Unaudited)
                                        June 30,    December 31,
                                          1995          1994
                                       ----------   -----------
CURRENT LIABILITIES
 Current maturities of long-term debt $   16,504  $    15,231
 Accounts payable                        111,908      118,429
 Taxes on income                          27,151       21,128
 Accrued expenses                        170,563      166,558
                                      ----------   ----------
   Total current liabilities             326,126      321,346
                                      ----------   ----------
LONG-TERM DEBT, NET OF
 CURRENT MATURITIES                      565,247      586,574
                                      ----------   ----------
DEFERRED TAXES AND OTHER LONG-TERM
 LIABILITIES
 Deferred taxes on income                  6,101        9,494
 Other long-term liabilities             151,448      164,343
                                      ----------   ----------
                                         157,549      173,837
                                      ----------   ----------
SHAREHOLDERS' EQUITY
 Preferred stock--$1 par value,
  1,825,000 shares authorized,
  797,000 shares of $5 cumulative
  convertible stock issued in 1995
  and 1994 (involuntary
  liquidation value--$26,359 at
  June 30, 1995)                             797          797
 Class A common stock--no par value,
  25,000,000 shares authorized,
  7,188,000 shares issued in 1995
  and 1994 stated at                       7,188        7,188
 Class B common stock--no par value,
  5,000,000 shares authorized,
  3,727,000 shares issued in 1995
  and 1994 stated at                       3,727        3,727
 Capital in excess of par value          287,204      287,204
 Cumulative translation adjustment         6,140       (1,899)
 Retained earnings                       345,132      354,676
                                      ----------   ----------
                                         650,188      651,693
 Less:  Cost of treasury stock           (85,073)     (85,202)
                                      ----------   ----------
   Total shareholders' equity            565,115      566,491
                                      ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                              $1,614,037   $1,648,248
                                      ==========   ==========

The accompanying notes are an integral part of the financial statements.

                               SEQUA CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   YEAR ENDED DECEMBER 31, 1994 AND PERIOD ENDED JUNE 30, 1995
                          (Amounts in thousands, except per share data)

                                       Class A Class B  Capital in    Cum.
                             Preferred Common  Common   Excess of    Trans.   Retained   Treasury
                               Stock    Stock   Stock   Par Value     Adj.    Earnings    Stock
                               -----   ------- -------  ----------   ------   --------   --------
Balance at December 31, 1993   $  797  $7,054  $3,861   $295,841   $(16,771)  $383,617  $(98,615)
Net Loss                         -       -       -          -          -       (25,778)     -
Issuance and amortization
 of restricted stock grant       -       -       -        (1,313)      -          -        1,366
Treasury stock contributed
 to pension plan                 -       -       -        (7,324)      -          -       12,047
Exchange of common stock         -        134   (134)       -          -          -         -
Foreign currency translation
 adjustment                      -       -       -          -        12,897       -         -
Sale of foreign subsidiary       -       -       -          -         1,975       -         -
Cash dividends:
 Preferred - $5.00 per share     -       -       -          -          -       (3,163)      -
                               ------  ------  ------   --------   --------  --------  ---------
Balance at December 31, 1994   $  797  $7,188  $3,727   $287,204   $ (1,899)  $354,676 $ (85,202)
                               ------  ------  ------   --------   --------   -------- ---------
Net Loss                         -       -       -          -          -        (7,962)     -
Amortization of restricted
 stock grant                     -       -       -          -          -          -          129
Foreign currency translation
 adjustment                      -       -       -          -         8,713       -         -
Sale of foreign subsidiary       -       -       -          -          (674)      -         -
Cash dividends:
 Preferred - $2.50 per share     -       -       -          -          -       (1,582)      -
                               ------  ------  ------   --------   --------  --------  ---------
Balance at June 30, 1995       $  797  $7,188  $3,727  $ 287,204   $  6,140   $345,132 $ (85,073)
                               ======  ======  ======  =========   ========   ======== =========

                      SEQUA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)
                                                           For the Six Months
                                                             Ended June 30,
                                                           ------------------
                                                            1995       1994
                                                            ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss before income taxes                             $   (6,862)   $ (7,759)

  Adjustments to reconcile loss to net cash
    provided by operating activities:
         Depreciation and amortization                     49,191      49,835
         Provision for losses on receivables                1,643       1,101
         Other items not requiring (providing) cash        (2,568)      1,358

  Changes in operating assets and liabilities,
    net of businesses sold:
         Receivables                                        5,441       8,846
         Inventories                                      (13,948)    (33,199)
         Other current assets                              (6,187)     20,175
         Accounts payable and accrued expenses             (3,038)     (5,324)
         Other long-term liabilities                       (5,245)     (3,875)
                                                         --------    --------
  Net cash provided by continuing operations
    before income taxes                                    18,427      31,158
  Net cash provided by discontinued
    operations before income taxes                          3,395      30,982
  Income taxes refunded (paid), net                         1,973      (3,069)
                                                         --------    --------
    Net cash provided by operating activities              23,795      59,071
                                                         --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Businesses sold                                           5,162      52,448
  Purchase of minority interest in subsidiary                -        (16,701)
  Purchase of property, plant and equipment               (28,744)    (28,918)
  Sale of property, plant and equipment                     5,919       5,012
  Other investing activities                                   53      (5,379)
                                                         --------    --------
    Net cash provided by (used for) investing
      activities                                          (17,610)      6,462
                                                         --------    --------
Cash flows from financing activities:
  Proceeds from issuance of debt                            2,169       1,206
  Payments of debt                                         (5,796)    (20,244)
  Early retirement of debt                                   -        (34,839)
  Dividends paid                                           (1,582)       -
                                                         --------    --------
    Net cash used for financing activities                 (5,209)    (53,877)
                                                         --------    --------
Effect of exchange rate changes on cash
  and cash equivalents                                       (447)        328
                                                         --------    --------
Net increase in cash and cash equivalents                     529      11,984
Cash and cash equivalents at beginning of period           18,655      24,780
                                                         --------    --------
Cash and cash equivalents at end of period               $ 19,184    $ 36,764
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

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the Company's results for the interim periods presented. The Consolidated Statement of Income for the six months ended June 30, 1995 includes a $6.0 million accrual for the unexpected loss of a lawsuit, a $4.3 million charge to correct an accounting irregularity, a $2.7 million charge to mark to market the carrying value of interest-rate derivatives and a $1.1 million after-tax extraordinary loss related to the redemption of the Company's 10 1/2% senior subordinated notes. All other adjustments in the June 30, 1994 interim period consisted of normal recurring items. With the exception of a $7.3 million charge recorded by Gas Turbine during the second quarter of 1995 for severance and plant closings, all adjustments to the June 30, 1995 interim period consisted of normal recurring items. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - INVENTORIES

     The inventory amounts at June 30, 1995 and December 31, 1994 were as follows:

                                    (Thousands of Dollars)
                               (Unaudited)
                              June 30, 1995   December 31, 1994
                             --------------   -----------------
Finished Goods                 $  75,018          $ 68,965
Work in process                   86,050            64,312
Raw materials                    115,824           130,596
Long-term contract costs           9,519             7,728
Progress payments                (16,814)           (5,231)
                                --------          --------
                                $269,597          $266,370
                                ========          ========

NOTE 3 - DISCONTINUED OPERATIONS

     Net assets of discontinued operations approximate net realizable value and have been classified as non-current. A summary of the net assets of discontinued operations is as follows:

                                        (Amounts in thousands)
                                      (Unaudited)
                                        June 30,   December 31,
                                          1995         1994
                                        --------     --------
Receivables, net                        $  6,638     $  6,774
Inventories                                7,753        9,788
Investment in leveraged leases and
 other investments                       160,775      163,857
Property, plant, and equipment             2,959        3,515
Other assets                              10,994       10,861
                                        --------     --------
  Total assets                           189,119      194,795
                                        --------     --------
Accounts payable                           2,245        2,550
Accrued expenses                           9,846        9,652
Debt                                      27,637       27,028
Other long-term liabilities                1,605        1,170
                                        --------     --------
  Total liabilities                       41,333       40,400
                                        --------     --------

  Net assets of discontinued
    operations                          $147,786     $154,395
                                        ========     ========

     Debt of discontinued operations represents the principal amount of the $25.0 million in proceeds received from the non-recourse securitization of Sequa Capital's leveraged lease portfolio in March of 1994. The leveraged lease cash flow stream will service the payment of interest and principal until the loan is paid off. To the extent that the leveraged lease cash flow

NOTE 3 - DISCONTINUED OPERATIONS  (con't)

stream during the next several years is less than the amount necessary to service the debt, the principal amount of the loan will increase. Subsequent to the payment of the secured indebtedness, the remaining investment in leveraged leases will be liquidated over time as rentals are received and residual values are realized. Disposal activities are ongoing for other discontinued assets.


NOTE 4 - LOSSES PER SHARE

 Primary losses per common share in 1995 and 1994 were computed by dividing net losses, after deducting dividend requirements on cumulative convertible preferred stock, by the weighted average number of shares of common stock outstanding during the periods. These computations were based on 9,867,000 shares for the six and three month periods in 1995 and 9,655,000 shares for the six and three month periods in 1994.

     Fully diluted losses per common share calculations for the assumed conversion of the cumulative convertible preferred stock were anti-dilutive in both the six-month and three-month periods of 1995 and 1994.


NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

                                          (Amounts in thousands)
                                                (Unaudited)
                                        Six Months Ended June 30,
                                        -------------------------
                                              1995         1994
                                              ----         ----
Net cash provided by (used for)
   discontinued operations:
 Changes in working capital                   1,839       (3,276)
 Increase in debt                               609       24,657
 Principal repayments on leasing assets       3,021        4,769
 Sale of leasing assets                         515        6,752
 Other changes in net assets                 (2,589)      (1,920)
                                           --------     --------
                                           $  3,395     $ 30,982
                                           ========     ========

Other supplemental Cash Flow information:

     Interest paid during the six months ended June 30, 1995 and 1994 was $26.4 million and $30.1 million, respectively.

                   PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
         -----------------
     Sequa is involved in a number of claims, lawsuits and proceedings (environmental and otherwise) which arose in the ordinary course of business. Other litigation is pending against Sequa involving allegations that are not routine and include, in certain cases, compensatory and punitive damage claims. Included in this other class of litigation is an arbitration proceeding that was formally commenced in 1992 to resolve a dispute between the Egyptian Air Force and Chromalloy Gas Turbine. In 1994, the arbitral tribunal issued an award of $16.3 million plus interest in favor of Chromalloy Gas Turbine. At June 30, 1995, the Company's Consolidated Balance Sheet includes net assets of approximately $17.5 million related to this issue. Chromalloy has filed a petition in the US District Court for the District of Columbia to confirm and enforce the award, and the Egyptian Air Force has filed a challenge to this award in the Court of Appeal of Cairo.

     On July 11, 1995, United Technologies Corporation, through its Pratt & Whitney division, commenced an action against Sequa's subsidiary, Chromalloy Gas Turbine Corporation, in the United States District Court for the District of Delaware. The complaint seeks unspecified monetary damages (including treble and punitive damages with respect to certain claims) and injunctive relief based upon alleged breaches of certain license agreements, alleged infringement of patents and misuse of other Pratt & Whitney intellectual and intangible property. This lawsuit is in its preliminary stage and, accordingly, management cannot make an evaluation of the likely outcome at this time. Management intends to vigorously defend all claims, which it regards as substantially lacking in merit, and is considering instituting certain claims against United Technologies.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         ---------------------------------------------------
     The Annual Meeting of Stockholders of Sequa Corporation was held on May 11, 1995, for the purpose of electing directors, approving the appointment of independent public accountants, and voting on other proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a)

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (con't)

of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

     All of management's nominees for directors, as listed in the proxy statement, were elected with the following vote:

   Name of Nominee             Votes For        Votes Withheld

Norman E. Alexander           30,348,842          6,977,616
Alvin Dworman                 30,357,447          6,969,011
A. Leon Fergenson             30,348,963          6,977,495
David S. Gottesman            30,361,122          6,965,336
Stuart Z. Krinsly             30,356,612          6,969,846
Donald D. Kummerfeld          30,360,632          6,965,826
Richard S. LeFrak             30,358,005          6,968,453
John J. Quicke                30,362,062          6,964,396
Fred R. Sullivan              30,350,445          6,976,013
Gerald Tsai, Jr.              30,360,200          6,966,258

   The appointment of Arthur Andersen LLP as independent public accountants was approved by the following vote:

   Votes For         Votes Against           Votes Abstaining
   30,408,081           223,011                  6,695,366

Amendment Number One to the Management Incentive Bonus Plan for
Corporate Executive Officers was approved by the following vote:

   Votes For         Votes Against           Votes Abstaining
   29,527,650           632,680                  7,166,128

The 1994 Corporate Staff Stock Award Plan was approved by the following vote:

   Votes For         Votes Against           Votes Abstaining
   29,561,724           596,424                  7,168,310

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
       (A) Exhibits

           11 - Schedule showing calculations of Primary and Fully Diluted Losses Per Share for the six-month and three-month periods ended June 30, 1995 and 1994.

       (B) Reports on Form 8-K

                No report on Form 8-K was filed during the three-month period ended June 30, 1995.

       Pursuant to the requirements of the Securities

       Exchange Act of 1934, the Registrant has duly

       caused this report to be signed on its behalf

       by the undersigned thereunto duly authorized.


           SEQUA CORPORATION



           BY:/S/ WILLIAM P. KSIAZEK
              William P. Ksiazek
              Vice President and Controller












August 14, 1995