Form 10-Q/A
period 1995-06-30
SEQUA CORP /DE/
filed 1995-08-21
CIK 95301

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

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the Company's results for the interim periods presented. The Consolidated Statement of Income for the six months ended June 30, 1994 includes a $6.0 million accrual for the unexpected loss of a lawsuit, a $4.3 million charge to correct an accounting irregularity, a $2.7 million charge to mark to market the carrying value of interest-rate derivatives and a $1.1 million after-tax extraordinary loss related to the redemption of the Company's 10 1/2% senior subordinated notes. All other adjustments in the June 30, 1994 interim period consisted of normal recurring items. With the exception of a $7.3 million charge recorded by Gas Turbine during the second quarter of 1995 for severance and plant closings, all adjustments to the June 30, 1995 interim period consisted of normal recurring items. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
       (A) Exhibits

           10.1 Amendment No. 4 (dated as of April 1, 1995) to the $150 Million Amended and Restated Credit
                   Agreement, dated as of December 14, 1993, filed herewith.

           10.2 Amendment No. 6 (dated as of May 31, 1995) to the Amended and Restated Receivables Purchase
                   Agreement, dated as of June 24, 1993, filed herewith./R

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K  (con't)
         --------------------------------

       11.1 Computation of earnings per share, filed herewith.

       27.1     Financial Data Schedule, filed herewith./R

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