Form 10-Q
period 1995-09-30
SEQUA CORP /DE/
filed 1995-11-14
CIK 95301

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended      September 30, 1995
                               ---------------------------------
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               ------------------     -----------

Commission File Number   1-804
                       ------------------------------------------
                          SEQUA CORPORATION
-----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

         Delaware                         13-188-5030
-------------------------------    -----------------------------
(State or other jurisdiction of    (I.R.S. Employer
 incorporation or organization)      Indentification No.)

200 Park Avenue, New York, New York                 10166
-----------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:(212) 986-5500
                                                   -------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class              Outstanding at November 9, 1995
               -----              -------------------------------

Class A Common Stock, no par value        6,535,841
Class B Common Stock, no par value        3,330,780

                       PART I - FINANCIAL INFORMATION
                     SEQUA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME
                (Thousands of dollars except per share data)
                                 (Unaudited)
                                 For the Nine Months    For the Three Months
                                 Ended September 30,     Ended September 30,
                                 -------------------    --------------------
                                   1995       1994        1995        1994
                                   ----       ----        ----        ----

Sales                          $1,038,085  $1,042,479   $353,288    $330,799
                               ----------  ----------   --------    --------

COSTS AND EXPENSES
  Cost of sales                   838,555     839,294    288,328     266,711
  Selling, general and
   administrative                 168,015     162,879     51,332      51,356
                                ---------  ----------  ---------    --------
                                1,006,570   1,002,173    339,660     318,067
                                ---------  ----------  ---------    --------

OPERATING INCOME                   31,515      40,306     13,628      12,732

OTHER INCOME (EXPENSE)
  Interest expense                (39,870)    (44,637)   (13,221)    (15,094)
  Interest income                   3,113       1,929      1,486         576
  Other, net                        3,710     (12,444)     3,437      (5,301)
                                ---------  ----------   --------    --------

INCOME (LOSS) BEFORE INCOME TAXES  (1,532)    (14,846)     5,330      (7,087)

Income tax (provision) benefit     (4,500)      2,650     (3,400)     (1,300)
                                ---------  ----------    -------    --------

INCOME (LOSS) BEFORE
  EXTRAORDINARY LOSS ON EARLY
  RETIREMENT OF DEBT               (6,032)    (12,196)     1,930      (8,387)

Extraordinary loss on early
  retirement of debt, net of
  applicable income taxes            -         (1,083)      -           -
                                ---------  ----------- ---------    --------

NET INCOME (LOSS)               $  (6,032) $  (13,279) $   1,930    $ (8,387)


Preferred dividend requirements    (2,373)     (2,373)      (791)       (791)
                                ---------  ----------  ---------    --------

NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCK               $  (8,405) $  (15,652) $   1,139    $ (9,178)
                                =========  ==========  =========    ========
INCOME (LOSS) PER SHARE
  Income (loss) before
   extraordinary item            $   (.85)   $  (1.51)  $    .12    $   (.94)
  Extraordinary loss on early
   retirement of debt                 -          (.11)       -           -
                                 --------   ---------   --------    --------
  Net income (loss)              $   (.85)   $  (1.62)  $    .12    $   (.94)
                                 ========    ========   ========    ========
DIVIDENDS DECLARED PER SHARE
    Preferred                    $   3.75    $   -      $   1.25    $    -

The accompanying notes are an integral part of the financial statements.

                        SEQUA CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------



SUMMARY BUSINESS SEGMENT DATA (in millions)
-------------------------------------------
                                                    Operating
                                    Sales          Income (Loss)
                                 Year to Date      Year to Date
                               ----------------  ----------------
                                1995      1994    1995      1994
                                ----      ----    ----      ----
Aerospace                    $  589.8  $  633.5  $ (7.3)  $  2.0
Machinery & Metal Coatings      214.0     175.5    24.5     19.2
Specialty Chemicals             180.8     179.9    29.5     30.8
Other Products                   53.5      53.6     5.7      6.8
Corporate                          -         -    (20.9)   (18.5)
                             --------  --------   -----    -----
       TOTAL                 $1,038.1  $1,042.5  $ 31.5  $  40.3
                             ========  ========  ======  =======



                                                     Operating
                                    Sales           Income (Loss)
                                 Third Quarter     Third Quarter
                                --------------    ---------------
                                1995      1994     1995   1994
                                ----      ----     ----   ----

Aerospace                      $192.4   $186.1   $ (0.4)  $ (1.4)
Machinery & Metal Coatings       84.4     65.7      9.1      8.1
Specialty Chemicals              60.0     61.6     10.4     10.1
Other Products                   16.5     17.4      1.5      2.2
Corporate                          -        -      (7.0)    (6.3)
                               ------   ------   ------    -----
       TOTAL                   $353.3   $330.8   $ 13.6   $ 12.7
                               ======   ======   ======   ======

SALES

  Overall sales declined less than 1% in the first nine months, while sales in the third quarter of 1995 rose 7% when compared with the same period of 1994. If the revenues of Gas Turbine units sold in the first half of 1994 are excluded, the 1995 year-to-date sales represent an increase of 2%. Both 1995 periods benefitted from strong growth in the Machinery and Metal Coatings segment.

  Aerospace sales declined 7% year to date (3% after excluding Gas Turbine operations sold in the first half of 1994) and increased 3% in the third quarter. For the nine months a 7% advance in Kollsman's sales was more than offset by declines at both the Gas Turbine and ARC Propulsion units. In the third quarter, the increase was due to higher sales at the Gas Turbine unit. For the nine months of 1995, Gas Turbine sales declined 9% (4% after excluding units sold in the first half of 1994), primarily as a result of a 15% drop in sales to the original equipment market (OEM). Sales to the component repair market were on a par with the 1994 nine months. In the third quarter, a slight strengthening in repair sales resulted in a small overall sales increase. OEM sales remained below year earlier levels.

  The ARC propulsion unit recorded modestly lower sales in both periods, as declines in two rocket motor programs (MLRS and Stinger missiles), were offset by higher sales of commercial components and rocket motors for the MK104 Standard Missile. Kollsman's year-to-date sales increased 7%, as sharply higher sales in the avionics product line and improvements in sales of the night targeting system (NTS) for the Cobra Helicopter, more than offset declines in the electro-optic and custom manufactured product areas. For the third quarter, Kollsman's sales declined 4%, as a sharp advance in avionics product sales was more than offset by declines in all other product lines.

  Sales of the Machinery and Metal Coatings segment increased
22% and 28% in the nine- and three-month periods, respectively, with all units advancing. The Precoat Metals division recorded strong gains as a result of several factors: a sustained high level of demand from the building products market; added capacity available at a new facility in Jackson, Mississippi that was completed in late 1994; and the additional sales generated by two Enamel Products and Plating Co. (EP&P) facilities acquired in late July 1995. Can Machinery sales rose 6% in the nine months and 35% in the third quarter, primarily as a result of increased overseas sales of can decorating equipment. Based on current backlog, strong can machinery sales are expected in the fourth quarter. Sales of the auxiliary press equipment unit rose sharply in both periods, driven by strength in all product lines and a favorable foreign exchange rate shift.

SALES  (con't)

  Sales of the Chemicals segment for the nine months of 1995 were on a par with year earlier levels, while third-quarter sales registered a small decline. At the overseas unit, sales were modestly lower in both 1995 periods, as a decline in detergent chemicals sales was partially offset by increased sales of other specialty chemicals and a favorable foreign exchange rate swing. The third-quarter sales decline was also affected by the disposition of a manufacturing facility that produced textile and bromine chemicals. At the domestic unit, price increases and a favorable sales mix shift more than offset a small volume decline in the nine months. For the third quarter, volume was level with the 1994 quarter, and higher selling prices produced a modest sales increase.

  Sales of the Other Products segment registered a small decline in both 1995 periods. The automotive products unit recorded a small increase in sales in the nine months and a decline in the third quarter. Overall sales of this unit in both 1995 periods primarily track the mix and volume of North American car production, although higher sales of power outlets in both periods reflect increased market penetration. The sales of Northern Can Systems (NCS) were down 4% and 11% in the nine- and three-month periods, respectively, as the unit continues to suffer from the difficulties of the Mexican economy and an inventory reduction program at a major customer. At the real estate unit, revenues declined in both periods, primarily due to a lower occupancy rate and lower parking revenues at its office building in Clayton, Missouri.

OPERATING INCOME

  Overall operating income declined 22% in the nine months of 1995 and improved 7% in the third quarter, when compared with the same periods of 1994.

  The Aerospace segment recorded a loss for the nine months of 1995, whereas the segment registered a small profit in the 1994 period. The segment recorded small losses in the third quarters of both years. Gas Turbine registered losses in all four periods, whereas ARC Propulsion and Kollsman were profitable in all periods. For the nine months of 1995, Gas Turbine reported larger losses than in the comparable 1994 period. Gas Turbine's 1994 year-to-date results included unusual charges of approximately $6.0 million, and the 1995 year-to-date period included a $7.3 million charge related to the downsizing of the business and approximately $1.7 million of legal expenses related to lawsuits involving the Pratt & Whitney division of United Technologies Corporation. The latter is more fully discussed in the Legal Proceedings section of this Form 10-Q filing. In the third quarter of 1995, Gas Turbine's reported operating loss was

OPERATING INCOME  (con't)

16% greater than in the 1994 quarter. However, the 1994 period included a $4.0 million benefit from the favorable settlement of a legal judgment for which a provision had been previously booked. Without this factor the third quarter 1995 loss would have been significantly less than the third quarter 1994 loss.
In the third quarter of 1995 the Gas Turbine unit began to realize the benefits of a cost reduction program implemented earlier in the year. Nonetheless, the unit continues to confront intense competitive pressures in all of its served markets.

  At the ARC propulsion unit, profits were unfavorably affected in both 1995 periods by lower sales and reduced gross margins on military contract programs, as well as by losses on advanced materials programs and higher cost for research and bid and proposal. These factors were partially offset by lower administrative costs. Kollsman's profits were up sharply in both periods, primarily due to an improved sales mix, as more profitable commercial business replaced lower margined electro-optics sales, and to lower selling and administrative costs.

  Operating income of the Machinery and Metal Coatings segment increased 27% and 12% in the nine- and three-month periods, respectively, with all units contributing to the improvement.
The metal coatings unit generated higher operating profit on increased sales in both periods, although the advance was moderated by costs associated with both the new Jackson plant and the two facilities added in the EP&P acquisition. Year-to-date profits in the can machinery operation were up sharply, primarily driven by significant operating efficiencies implemented in 1994, and by the benefits of increased production and higher sales. These factors also produced modest improvement in the third quarter. The auxiliary press equipment unit's loss narrowed in the nine months, although the benefits of higher sales were partially offset by sharply higher selling expenses (including the cost of participating in a major European trade show during the second quarter) and increased manufacturing, research and development, and warranty expenses. For the third quarter, increases in these same expense categories led to a loss on a par with the 1994 third quarter. A full-year loss is anticipated for this unit.

  Operating income of the Specialty Chemicals segment declined
4% in the nine months of 1995 and increased 3% in the third quarter. At the overseas unit, local currency profits declined in the nine months, as lower sales and an inability to pass on to customers the full effect of significant increases in raw material costs were partially offset by reduced costs. In the third quarter, local currency results were on a par with the prior year, as cost reductions and operating efficiencies, as well as moderating raw material prices, offset the impact of

OPERATING INCOME  (con't)

lower sales. In the third quarter, the small dollar-denominated profit increase was due entirely to the favorable foreign exchange rate movement. At the domestic unit, profits were down for the nine months due entirely to poor first-half results. Third-quarter profit improvements were due to improved sales partially offset by slightly lower margins and increased selling expenses. In the 1994 third quarter, the unit began to be affected by an inability to fully recover raw material increases in its selling prices.

  Operating income in the Other products segment declined 16% and 30% in the nine- and three-month periods, respectively. In both periods the automotive products unit recorded lower profits as a result of selected price declines and increased costs. The Centor real estate unit recorded higher profits in both periods due entirely to the favorable outcome of a real estate tax appeal. The NCS unit recorded a small loss on lower sales in both 1995 periods and a small profit in both 1994 periods. At present, NCS operates close to its breakeven point, so that the reduced sales levels of 1995 led to losses.

INTEREST EXPENSE

     The decrease in interest expense of $4.8 million during the 1995 nine-month period and $1.9 million in the third quarter of 1995 was due to a decrease in average borrowings.

OTHER, NET

     Other, net includes $2.1 million of dividend income on an investment during both 1995 periods, gains on the sale of assets of $6.7 million and $3.5 million, respectively, during the nine-month and three-month periods of 1995 and a $2.7 million loss on the sale of assets during both 1994 periods. Other, net also includes $1.7 million and $1.8 million of charges for the amortization of capitalized debt costs in the nine-month periods of 1995 and 1994, respectively, and $0.5 million in the three-month periods of 1995 and 1994. The Company recorded equity losses in its non-consolidated airbag business of $1.6 million and $2.5 million in the nine-month periods of 1995 and 1994, respectively, and $0.8 million and $1.0 million in the three-month periods of 1995 and 1994, respectively. The 1995 results reflect the effect of start-up costs at a separate airbag unit in Italy. During the nine-month period of 1994, Other, net includes a $2.9 million mark-to-market loss on interest rate derivatives. Other, net also includes discount expenses related to the sale of accounts receivable of $0.6 million and $1.8 million for the nine-month periods of 1995 and 1994, respectively, and $0.4 million and $0.5 million for the third quarter of 1995 and 1994, respectively.

INCOME TAX PROVISION

     The Company revises its effective tax rate quarterly to reflect the best current estimate of its annual effective tax rate. The effective tax rates for the nine-month periods of 1995 and 1994 were based upon estimated annual pre-tax foreign earnings and estimated annual pre-tax domestic losses adjusted for goodwill amortization. The effective rates also reflect the effect of a provision for state income and franchise taxes, and the favorable tax treatment of earnings of the Company's foreign sales corporation. Separate domestic and foreign estimated annual effective tax rates were determined and applied separately to actual domestic losses and actual foreign earnings. The tax provision for the third quarters of 1995 and 1994 represent the difference between the year-to-date tax (provision) benefits recorded as of September 30, 1995 and 1994 and the amounts reported for the six months of 1995 and 1994.

LIQUIDITY

     In July 1995, the Company purchased two coil coating operations from Enamel Products and Plating Co. (EP&P) for $39.7 million. This transaction was primarily financed by the sale of accounts receivable under the Company's Receivables Purchase Agreement. In connection with the acquisition, the Company entered into an operating lease with a financial institution for the rental of a metal coating line located at one of the EP&P facilities.

     Management anticipates that cash flow from operations, proceeds from the divestiture of assets, the $106.6 million of credit available at November 8, 1995 under the revolving credit agreement, the $25.0 million of available financing at November 8, 1995 under the Receivables Purchase Agreement, plus cash and cash equivalents on hand at September 30, 1995 will be more than sufficient to fund the Company's operations for the foreseeable future.

BACKLOG

     The businesses of Sequa for which backlogs are significant are the Kollsman division, the Turbine Airfoils, Caval Tool and Castings units of Gas Turbine, and the ARC Propulsion operations of the Aerospace segment, and the Can Machinery, MEG and Precoat Metals operations of the Machinery and Metal Coatings segment. The aggregate dollar amount of backlog in these segments at September 30, 1995 was $522.8 million ($448.3 million at December 31, 1994). There is no seasonal variation in the Company's backlog.

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

     It is the Company's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $21 million to $47 million. At September 30, 1995, the Company's balance sheet includes accruals for remediation costs of $44.4 million. These accruals are at undiscounted amounts and are primarily included in accrued expenses and other long-term liabilities. While the possibility of recovery of some of the costs from insurance companies exists, the Company does not recognize these recoveries in its financial statements until they are realized. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, it is currently estimated that the Company will spend in the range of $8 million to $12 million during each of the following several years. Actual remedial expenditures for the first nine months of 1995 were approximately $7.9 million.

              SEQUA CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET
                    (Amounts in thousands)


                            ASSETS

                                        (Unaudited)
                                       September 30, December 31,
                                           1995          1994
                                      ------------   -----------
Current assets
  Cash and cash equivalents            $   30,664    $   18,655
  Trade receivables (less allowances of
    $12,757 and $12,448)                  213,462       252,588
  Unbilled receivables (less allowances
    of $2,446 and $2,723)                  35,473        35,688
  Inventories                             272,404       266,370
  Other current assets                     37,893        31,030
                                       ----------    ----------
          Total current assets            589,896       604,331
                                       ----------    ----------

INVESTMENTS

  Net assets of discontinued operations   145,219       154,395
  Other investments                        16,428        19,085
                                       ----------    ----------
                                          161,647       173,480
                                       ----------    ----------

PROPERTY, PLANT AND EQUIPMENT, NET        514,698       524,150
                                       ----------    ----------

OTHER ASSETS
  Excess of cost over net assets of
    companies acquired                    324,547       325,530
  Deferred charges and other               18,578        20,757
                                       ----------    ----------
                                          343,125       346,287
                                       ----------    ----------

TOTAL ASSETS                           $1,609,366    $1,648,248
                                       ==========    ==========

The accompanying notes are an integral part of the financial statements.


               SEQUA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
            (Amounts in thousands, except share data)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                       (Unaudited)
                                      September 30,  December 31,
                                           1995          1994
                                        ----------   -----------

CURRENT LIABILITIES
 Current maturities of long-term debt  $  16,111  $    15,231
 Accounts payable                        109,993      118,429
 Taxes on income                          24,354       21,128
 Accrued expenses                        184,303      166,558
                                      ----------   ----------
   Total current liabilities             334,761      321,346
                                      ----------   ----------

LONG-TERM DEBT, NET OF
 CURRENT MATURITIES                      563,844      586,574
                                      ----------   ----------

DEFERRED TAXES AND OTHER LONG-TERM
 LIABILITIES
 Deferred taxes on income                  2,479        9,494
 Other long-term liabilities             144,700      164,343
                                      ----------   ----------
                                         147,179      173,837
                                      ----------   ----------

SHAREHOLDERS' EQUITY
 Preferred stock--$1 par value,
  1,825,000 shares authorized,
  797,000 shares of $5 cumulative
  convertible stock issued in 1995
  and 1994 (involuntary
  liquidation value--$26,359 at
  September 30, 1995)                        797          797
 Class A common stock--no par value,
  25,000,000 shares authorized,
  7,188,000 shares issued in 1995
  and 1994 stated at                       7,188        7,188
 Class B common stock--no par value,
  5,000,000 shares authorized,
  3,727,000 shares issued in 1995
  and 1994 stated at                       3,727        3,727
 Capital in excess of par value          287,204      287,204
 Cumulative translation adjustment         3,404       (1,899)
 Retained earnings                       346,271      354,676
                                      ----------   ----------
                                         648,591      651,693
 Less:  Cost of treasury stock           (85,009)     (85,202)
                                      ----------   ----------
   Total shareholders' equity            563,582      566,491
                                      ----------   ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                              $1,609,366   $1,648,248
                                      ==========   ==========

The accompanying notes are an integral part of the financial statements.
/TABLE

                               SEQUA CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                Year Ended December 31, 1994 and period ended September 30, 1995
                          (Amounts in thousands, except per share data)

                                       Class A Class B  Capital in    Cum.
                             Preferred Common  Common   Excess of    Trans.   Retained   Treasury
                               Stock    Stock   Stock   Par Value     Adj.    Earnings    Stock
                               -----   ------- -------  ----------   ------   --------   --------
Balance at December 31, 1993   $  797  $7,054  $3,861   $295,841   $(16,771)  $383,617  $(98,615)
Net Loss                         -       -       -          -          -       (25,778)     -
Issuance and amortization
 of restricted stock grant       -       -       -        (1,313)      -          -        1,366
Treasury stock contributed
 to pension plan                 -       -       -        (7,324)      -          -       12,047
Exchange of common stock         -        134   (134)       -          -          -         -
Foreign currency translation
 adjustment                      -       -       -          -        12,897       -         -
Sale of foreign subsidiary       -       -       -          -         1,975       -         -
Cash dividends:
 Preferred - $5.00 per share     -       -       -          -          -        (3,163)     -
                               ------  ------  ------   --------   --------   -------- ---------
Balance at December 31, 1994   $  797  $7,188  $3,727   $287,204   $ (1,899)  $354,676 $ (85,202)
                               ------  ------  ------   --------   --------   -------- ---------
Net Loss                         -       -       -          -          -        (6,032)     -
Amortization of restricted
 stock grant                     -       -       -          -          -          -          193
Foreign currency translation
 adjustment                      -       -       -          -         5,977       -         -
Sale of foreign subsidiary       -       -       -          -          (674)      -         -
Cash dividends:
 Preferred - $3.75 per share     -       -       -          -          -        (2,373)     -
                               ------  ------  ------   --------   --------   -------- ---------
Balance at September 30, 1995  $  797  $7,188  $3,727  $ 287,204   $  3,404   $346,271 $ (85,009)
                               ======  ======  ======  =========   ========   ======== =========

                      SEQUA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                           For the Nine Months
                                                           Ended September 30,
                                                           -------------------
                                                             1995       1994
                                                             ----       ----

Cash flows from operating activities:
  Loss before income taxes                             $   (1,532)  $ (14,846)

  Adjustments to reconcile loss to net cash
    provided by operating activities:
         Depreciation and amortization                     73,390      75,888
         Provision for losses on receivables                2,327       1,595
         Other items not requiring (providing) cash        (5,103)      2,220

  Changes in operating assets and liabilities,
    net of businesses sold and purchased:
         Receivables                                       10,793      32,849
         Inventories                                      (12,198)    (24,629)
         Other current assets                              (6,404)     23,038
         Accounts payable and accrued expenses             11,184     (22,376)
         Other long-term liabilities                       (9,122)     (3,875)

                                                         --------    --------
  Net cash provided by continuing operations
    before income taxes                                    63,335      69,864
  Net cash provided by discontinued
    operations before income taxes                          5,277      29,612
  Income taxes paid, net                                   (7,935)     (9,759)
                                                         --------    --------
    Net cash provided by operating activities              60,677      89,717
                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Business purchased                                      (39,655)       -
  Businesses sold                                           7,222      57,248
  Purchase of minority interest in subsidiary                -        (16,701)
  Purchase of property, plant and equipment               (42,410)    (45,124)
  Sale of property, plant and equipment                     8,585       7,909
  Other investing activities                                1,268      (7,418)
                                                         --------    --------
    Net cash used for investing
      activities                                          (64,990)     (4,086)
                                                         --------    --------

Cash flows from financing activities:
  Proceeds from issuance of debt                            2,617       1,206
  Payments of debt                                         (7,789)     (2,671)
  Early retirement of debt                                   -        (34,839)
  Dividends paid                                           (2,373)       -
  Proceeds from sale of accounts receivable                25,000        -
  Repurchase of accounts receivable sold                     -        (45,000)
                                                         --------    --------
    Net cash provided by (used for) financing
       activities                                          17,455     (81,304)
                                                         --------    --------
Effect of exchange rate changes on cash
  and cash equivalents                                     (1,133)        623
                                                         --------    --------
Net increase in cash and cash equivalents                  12,009       4,950
Cash and cash equivalents at beginning of period           18,655      24,780
                                                         --------    --------

Cash and cash equivalents at end of period               $ 30,664    $ 29,730
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

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the Company's results for the interim periods presented. The Consolidated Statement of Income for the nine months ended September 30, 1994 includes a $6.0 million accrual for the unexpected loss of a lawsuit, a $4.0 million credit to income in the third quarter for the favorable negotiated settlement of the same lawsuit, a $3.9 million charge to correct an accounting irregularity, a $2.9 million charge to mark to market the carrying value of interest-rate derivatives and a $1.1 million after-tax extraordinary loss related to the early redemption of the Company's 10 1/2% senior subordinated notes. All other adjustments in the September 30, 1994 interim period consisted of normal recurring items. With the exception of a $7.3 million charge recorded by Gas Turbine during the second quarter of 1995 for severance and plant closings, all adjustments to the September 30, 1995 interim period consisted of normal recurring items. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - INVENTORIES

     The inventory amounts at September 30, 1995 and December 31,
1994 were as follows:

                                    (Thousands of Dollars)
                               (Unaudited)
                           September 30, 1995   December 31, 1994

                           ------------------   -----------------

Finished Goods                 $  76,813          $ 68,965
Work in process                   86,658            64,312
Raw materials                    115,868           130,596
Long-term contract costs          12,546             7,728
Progress payments                (19,481)           (5,231)
                                --------          --------
                                $272,404          $266,370
                                ========          ========

NOTE 3 - DISCONTINUED OPERATIONS

     Net assets of discontinued operations approximate net realizable value and have been classified as non-current. A summary of the net assets of discontinued operations is as follows:

                                        (Amounts in thousands)
                                      (Unaudited)
                                     September 30,   December 31,
                                          1995         1994
                                        --------     --------

Receivables, net                        $  6,628     $  6,774
Inventories                                6,995        9,788
Investment in leveraged leases and
 other investments                       160,997      163,857
Property, plant, and equipment             2,886        3,515
Other assets                              10,958       10,861
                                        --------     --------
  Total assets                           188,464      194,795
                                        --------     --------

Accounts payable                           3,093        2,550
Accrued expenses                           9,684        9,652
Debt                                      28,743       27,028
Other long-term liabilities                1,725        1,170
                                        --------     --------
  Total liabilities                       43,245       40,400
                                        --------     --------

  Net assets of discontinued
    operations                          $145,219     $154,395
                                        ========     ========

     Debt of discontinued operations represents the principal amount of the proceeds received from the non-recourse securitization of Sequa Capital's leveraged lease portfolio in 1994. The leveraged lease cash flow stream services the payment of interest and principal until the loan is paid off. To the extent that the leveraged lease cash flow stream during the next

NOTE 3 - DISCONTINUED OPERATIONS  (con't)

several years is less than the amount necessary to service the debt, the principal amount of the loan will increase. Subsequent to the payment of the secured indebtedness, the remaining investment in leveraged leases will be liquidated over time as rentals are received and residual values are realized. Disposal activities are ongoing for other discontinued assets.



NOTE 4 - INCOME (LOSS) PER SHARE

     Primary earnings (losses) per common share in 1995 and 1994 were computed by dividing net income (losses), after deducting dividend requirements on cumulative convertible preferred stock, by the weighted average number of shares of common stock outstanding during the periods. These computations were based on 9,867,000 shares for the nine and three month periods in 1995 and 9,677,000 and 9,720,000 shares for the nine and three month periods in 1994.

     Fully diluted losses per common share calculations for the assumed conversion of the cumulative convertible preferred stock were anti-dilutive in both the nine-month and three-month periods of 1995 and 1994.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

                                      (Amounts in thousands)
                                            (Unaudited)
                                  Nine Months Ended September 30,
                                  -------------------------------
                                              1995         1994
                                              ----         ----

Net cash provided by
   discontinued operations:
 Changes in working capital                   3,259       (6,348)
 Increase in debt                             1,715       24,657
 Principal repayments on leasing assets       2,776        6,524
 Sale of leasing assets                         546        7,097
 Other changes in net assets                 (3,019)      (2,318)
                                           --------     --------
                                           $  5,277     $ 29,612
                                           ========     ========

Other supplemental Cash Flow information:

     Interest paid during the nine months ended September 30, 1995 and 1994 was $26.4 million and $31.6 million, respectively.

                   PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     Sequa is involved in a number of claims, lawsuits and proceedings (environmental and otherwise) which arose in the ordinary course of business. Other litigation is pending against Sequa involving allegations that are not routine and include, in certain cases, compensatory and punitive damage claims. Included in this other class of litigation is an arbitration proceeding that was formally commenced in 1992 to resolve a dispute between the Egyptian Air Force and Chromalloy Gas Turbine. In 1994, the arbitral tribunal issued an award of $16.3 million plus interest in favor of Chromalloy Gas Turbine. At September 30, 1995, the Company's Consolidated Balance Sheet includes net assets of approximately $17.5 million related to this issue. Chromalloy has filed a petition in the US District Court for the District of Columbia to confirm and enforce the award, and the Egyptian Air Force has filed a challenge to this award in the Court of Appeal of Cairo.

     On July 11, 1995, United Technologies Corporation, through its Pratt & Whitney division, commenced an action against Sequa's subsidiary, Chromalloy Gas Turbine Corporation, in the United States District Court for the District of Delaware. The complaint seeks unspecified monetary damages (including treble and punitive damages with respect to certain claims) and injunctive relief based upon alleged breaches of certain license agreements, alleged infringement of patents and misuse of other Pratt & Whitney intellectual and intangible property. This lawsuit is in its preliminary stage and, accordingly, management cannot make an evaluation of the likely outcome at this time. Management intends to vigorously defend all claims, which it regards as substantially lacking in merit. In this connection, on August 30, 1995, Chromalloy Gas Turbine Corporation filed its answer denying the material allegations in such complaint, and included numerous affirmative defenses and counterclaim against United Technologies Corporation.

     On August 29, 1995, Chromalloy Gas Turbine Corporation commenced an action against United Technologies Corporation in the District Court, 131st Judicial District, of Bexar County, Texas. This is a suit to recover monetary damages (including treble and punitive damages) and for injunctive relief based upon Chromalloy's claims that United Technologies Corporation has violated the Texas Free Enterprise and Antitrust Act, and engaged in unfair competition and tortiously interfered with our business relations.

     The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings referred to above cannot be estimated with any certainty. However, in the opinion

ITEM 1 - LEGAL PROCEEDINGS  (con't)

of management, based on its examination of such matters, its experience to date and discussions with counsel, the ultimate outcome of these contingencies, net of liabilities already accrued in the Company's Consolidated Balance Sheet, is not expected to have a material adverse effect on the Company's Consolidated financial position, although the resolution in any reporting period of one or more matters could have a significant impact on the Company's results of operations for that period.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

       (A) Exhibits

           11.1 Computation of earnings per share, filed herewith.

           27.1   Financial Data Schedule, filed herewith.

       (B) Reports on Form 8-K

                  No report on Form 8-K was filed during the three-month period ended September 30, 1995.

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












November 14, 1995