Form 10-K
period 1995-12-31
SEQUA CORP /DE/
filed 1996-03-28
CIK 95301

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995   Commission file number 1-804

                                SEQUA CORPORATION
               -----------------------------------------------------
              (Exact name of registrant as specified in its charter)

               Delaware                                 13-188-5030
----------------------------------------     ---------------------------
(State or other jurisdiction of       (I.R.S. Employer
 incorporation or organization)       Identification No.)

  200 Park Avenue, New York, New York                      10166
----------------------------------------     ---------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (212) 986-5500
           ------------------------------------------------------------
            Securities registered pursuant to Section 12(b) of the Act:


                                             Name of each exchange on
Title of each class                           which registered
-------------------                          ---------------------------
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

The aggregate market value of registrant's voting stock (Common and Preferred) held by nonaffiliates as of March 12, 1996 was $254,446,000

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

               Class                             Outstanding at March 12, 1996
               -----                             -----------------------------
Class A Common Stock, no par value                             6,535,823
Class B Common Stock, no par value                             3,330,780

                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for its annual meeting of stockholders scheduled to be held on May 16, 1996 are incorporated herein by reference into Part III.

                                 SEQUA CORPORATION

                                     FORM 10-K

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

Divestitures
------------

      On December 29, 1995, the Company sold substantially all of the business and operating assets, excluding billed receivables, of Kollsman for cash proceeds of $49.6 million. The sale resulted in a pre-tax gain of $6.5 million.

      During 1994, the Company sold three Chromalloy Gas Turbine units primarily engaged in activities other than basic component repair of flight engines for net cash proceeds of $57.2 million. Losses on the sale of these units were charged to reserves established in 1993 for Chromalloy's restructuring program.

      In December 1993, the Company sold the stock of ARC Professional Services for net cash proceeds of $58.3 million, and the purchaser assumed $4.5 million of ARC Professional Services' debt. The sale resulted in a pre-tax gain of $12.4 million.
Also during 1993, Northern Can Systems' two can making facilities were sold for cash proceeds of $15.0 million.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. Segment information is included in Note 19 to the Consolidated Financial
Statements on page 60 of this Annual Report on Form 10-K and is hereby incorporated by reference.

(c) NARRATIVE DESCRIPTION OF BUSINESS. The following is a narrative description of the business segments of Sequa:

Aerospace
---------
     The Aerospace segment includes three operating units:
Chromalloy Gas Turbine, ARC Propulsion and the Kollsman division.

     Chromalloy Gas Turbine. Chromalloy, the largest of Sequa's operating units, repairs and manufactures components for jet aircraft engines. A major independent supplier in the repair market, Chromalloy provides domestic and international airlines with technologically advanced repairs and coatings for turbine airfoils and other critical engine components. The unit also supplies components to the manufacturers of jet engines and serves both the general aviation and military markets.

     Chromalloy has built on its metallurgical process technologies to develop procedures that permit the repair and reuse of turbine engine components. Management believes Chromalloy has played a key role in the development of the repair market for certain jet engine parts. Over the years, Chromalloy has continued to invest steadily in research and development projects that have led to ceramic coatings, vacuum plasma coatings, advanced laser drilling and welding, and diffused precious metal/aluminide coatings. Chromalloy has introduced a series of innovative and in some cases proprietary processes that allow engines to perform at improved efficiency levels, at higher operating temperatures and under severe environmental conditions.

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

     ARC Propulsion's strategy is to pursue opportunities to develop products for commercial markets in order to reduce its reliance on defense-related business. ARC Propulsion supplies solid propellant and other airbag components to the Company's unconsolidated joint ventures (BAICO and BAG Spa) participating in the rapidly growing market for automobile airbags. A pioneer in the development of hybrid inflator systems, BAICO has earned widespread market acceptance among car companies. Building on the success of BAICO in North America, the Company and its joint venture partner, AlliedSignal, joined with a unit of European auto maker Fiat in a three-way venture (BAG Spa) that has successfully introduced the hybrid inflator to the European automobile market.

     Kollsman. Kollsman, which was sold in December 1995, consists of three units: the military systems unit, a government contract supplier of electro-optical and electronic systems for military weapons; the avionics products unit, a designer and manufacturer of aircraft instruments and related test equipment; and Kollsman Manufacturing Company, Inc. (KMC), a separate subsidiary that produces medical diagnostic instrumentation.

Machinery and Metal Coatings Segment
------------------------------------
     The Company's Machinery and Metal Coatings segment is composed of Precoat Metals, Sequa Can Machinery and Materiels
Equipements Graphiques.

     Precoat Metals. The largest individual unit of the segment, Precoat Metals is a leader in the application of protective and decorative coatings to continuous steel and aluminum coil. Precoat's principal market is the building products industry, where coated steel is used for the construction of pre-engineered building systems, and as components in the industrial, commercial and agricultural sectors. Precoat also serves the container industry, where the division has established a position in the application of coatings to steel and aluminum stock used to fabricate two-piece metal cans and can lids. In addition, the division has established a presence in the truck trailer and manufactured products markets as a supplier of pre-painted steel. Over the past two years, Precoat has substantially expanded its market reach, adding a new facility in the Southeast and acquiring two additional coating facilities, one in the Midwest and one in the East.

     Sequa Can Machinery. Sequa Can Machinery designs and manufactures equipment for the two-piece can industry. At a facility on the East Coast, Sequa Can Machinery manufactures equipment to coat and decorate two-piece beverage cans. With an installed base at its customers of over 700 machines, Sequa Can Machinery has successfully developed a retrofit business to upgrade older equipment to match the technical standards of newer lines. At the same time, the division's product development team has improved the technology of precision printing to achieve higher speeds without compromising quality. The current generation of equipment runs at a rate of 2,000 cans per minute, applying an even base coat and printing crisp, clear images in up to eight colors. At its West Coast plant, Sequa Can Machinery produces equipment used to form the cup and body of two-piece metal cans. The latest generation of cupping equipment supports two high speed can lines, producing more than 4,500 shallow cups per minute. The company's newest bodymaker operates at a rate up to 500 cans per minute.

     Materiels Equipements Graphiques (MEG). MEG supplies equipment for the web offset printing industry, including dryers, chill rolls, paper guides, in-feeds and related equipment for high-speed web presses. MEG's products include a line of advanced flying pasters, devices that spin a fresh roll, or web, of paper, to press speed and splice it to an expiring roll without interrupting press operation.

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

     Sequa Chemicals. Sequa Chemicals manufactures high-quality performance-enhancing chemicals for the paper, textile and other industries. For the paper industry, Sequa Chemicals produces key synthetic coating additives for coated papers including Reactopaque, which increases the opacity of finished paper primarily used by the newsprint industry. Sequa Chemicals supplies the woven and knit fabric market with permanent press resins, softeners, water repellents, soil release agents and other chemicals to improve the look, feel and durability of clothing and other textiles. In addition, Sequa Chemicals has developed and patented a unique series of specialty emulsion polymers for a broad range of commercial applications including roofing mat, industrial filtration systems and tape release coatings.

Other Products Segment
----------------------
     In December 1993, the Company sold the ARC Professional Services unit, the largest business unit in the group, and disposed of two smaller operations, leaving: Casco Products, which manufactures automotive cigarette lighters, power outlets and electronic devices; Northern Can Systems, which manufactures easy-open steel lids for cans; and Centor, a real estate holding company which owns and operates, among other properties, the Chromalloy Plaza Building in Clayton, Missouri.

     Casco Products (Casco). Casco, which has been serving the automotive products market since 1921, is a major manufacturer of automotive cigarette lighters and the leading supplier in North America to Chrysler, Ford, General Motors and Honda. In addition, the unit has established a presence in the European automotive markets.

     Casco offers a growing line of automotive accessories, led by a series of electronic devices to monitor automotive fluid levels. These products are presently used as gauges for engine oil and engine coolant and may also be used to monitor brake, transmission and power steering fluids. Casco's other products include auxiliary power outlets, electronic control modules, and daytime running lights.

     Northern Can Systems (NCS). NCS supplies the domestic and international food processing market with easy-open lids for cans. Fabricated from steel, full-open ends are used on cans for pet food, fruits, vegetables, coffee and specialty foods. When made as pour-spout lids, which incorporate a pull-tab, easy-open ends are used on cans for beverages, including nutritional drinks.

                                Principal Products
                                ------------------

     The percentage of Sequa's consolidated sales contributed by each class of similar products, which accounted for 10 percent or more of such consolidated sales during the last three fiscal years, is as follows:

                                          Year Ended December 31,
                                          -----------------------
                                         1995      1994      1993
                                         ----      ----      ----
Chromalloy Gas Turbine                    39%          42%         42%
ARC Propulsion                            10%          10%          9%
Precoat Metals                            12%          10%          7%

                        Markets and Methods of Distribution

      Chromalloy markets its gas turbine engine component manufacturing and repair services primarily to commercial and military aircraft customers and to users of industrial gas turbines worldwide. These and other products of Chromalloy are marketed directly and through sales representatives working on a commission basis.

      A portion of the sales of Chromalloy's operations is made pursuant to contracts with various agencies of the United States
Government, particularly the Department of the Air Force, with which Chromalloy has had a long-term relationship.

      Sequa markets its rocket propulsion systems generally on a subcontract basis under various defense programs of the United States Government. Among the programs currently in production are the Multiple Launch Rocket System (MLRS) and the MK-104 rocket motor for the Standard Missile. During 1995, ARC was awarded a two-year contract to provide the MK-36 motor for the Sidewinder missile. In addition, ARC Propulsion has a number of advanced programs in various stages of development and qualification, including the extended range MLRS and PAC-3, a new anti-missile system (formerly known as ERINT) that is the successor to the Patriot missile.

      Kollsman, which was sold in December 1995, markets its electronic and electro-optical systems and its avionics products to both commercial and military customers. The electro-optical systems, and related spares and repair work, are sold primarily under government contracts to the US military, and to foreign governments. KMC products are sold directly to medical equipment suppliers.

      By their terms, government contracts are subject to termination by the government either for its convenience or for default by the contractor. Some government contracts are secured through competitive bidding. The largest single government agency contract accounted for 2% of Sequa's sales in 1995, 1994 and 1993. Prime contracts and subcontracts with all government agencies accounted for 11% of Sequa's sales in 1995 and 1994 and 22% of sales in 1993. The decline in sales to government agencies was primarily due to the sale of the ARC Professional Services unit in December 1993. With the sale of Kollsman in December 1995 and ARC Propulsion's continued development of products for commercial markets, the impact of defense spending levels on the Company's sales and operating income has been significantly reduced.

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

      Sequa believes that it is currently the world's largest manufacturer of cylindrical can decorating and can forming equipment, one of the largest manufacturers of permanent press textile finishing resins and the largest domestic supplier of automotive cigarette lighters in the United States.

      Sequa, through its Chromalloy operations, is a leader in the development and use of advanced metallurgical and other processes to manufacture, repair and coat blades, vanes and other components of gas turbine engines used for military and commercial jet aircraft and for industrial purposes.
Chromalloy's divisions compete for turbine engine repair business with a number of other major companies, including the original equipment manufacturers (OEM). Such OEMs generally have obligations (contractual and otherwise) to approve vendors to manufacture components for their engines and/or perform repair services on their engines and components. Chromalloy has a number of such approvals, including licensing agreements, which allow it to manufacture and repair certain components of flight engines. The loss of approval by one of the major OEMs to manufacture or repair components for such OEM's engines could have an adverse effect on Chromalloy, although management believes it has certain actions available to it to mitigate the adverse effect.

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

      Sequa's Kollsman unit, which was sold in December 1995, competes in each of its markets with a number of other manufacturers, some of which are larger and have greater resources than Kollsman. This unit competes on the basis of technical competence, quality and price.

      Sequa's Precoat Metals operation is the leading independent coil coater of steel for metal building panels. Sequa's cylindrical can decorating and can forming equipment operations are world leaders in their markets. MEG is a leading supplier of auxiliary press equipment in Europe.

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

                                      Backlog
                                      -------

      Backlog information is included in the Management's
Discussion and Analysis of Financial Condition and Results of
Operations on pages 25 and 26 of this Annual Report on Form 10-K and is hereby incorporated by reference.

                             Research and Development
                             ------------------------

      Research and development costs, charged to expense as incurred, amounted to approximately $15.2 million in 1995, $14.3 million in 1994, and $17.2 million in 1993. The level of research and development costs reflects the Company's objective of realizing improved returns on those projects which are undertaken and discontinuing expenditures in areas the Company believes will not be profitable due to the lack of sufficient future commercial opportunities. It is not anticipated that this approach will affect the Company's ability to be competitive. Costs relating to customer-sponsored research and development activities are not material.

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

      A number of claims have been filed in connection with alleged groundwater contamination in the vicinity of a predecessor corporation site which operated during the 1960s and early 1970s in Dublin, Pennsylvania. In October 1987, a class action was filed by residents of Dublin against the Company and two other defendants. The Borough of Dublin also filed suit seeking remediation of alleged contamination of the Borough's water supply and damages in an unspecified amount. An agreement in principle has been reached in the class action, while the Borough action remains unresolved.

      The Pennsylvania Department of Environmental Protection entered into a Consent Decree with the Company in 1990 providing for the performance of a remedial investigation and feasibility study with respect to the same alleged groundwater contamination in Dublin. The US Environmental Protection Agency (EPA) also placed the site on the Superfund List in 1990 and, in conjunction therewith, entered into a Consent Agreement with the Company on December 31, 1990. EPA estimates that the cost of the interim remedy will be approximately $4 million. The investigation for the final remedy is still in progress.

      The State of Florida issued an Administrative Order requiring TurboCombustor Technology, Inc. (TCT), a subsidiary of Chromalloy, to investigate and to take appropriate corrective action in connection with alleged groundwater contamination in Stuart, Florida. The contamination is alleged to have arisen from a 1985 fire which occurred at TCT's former facility in Stuart.

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

      In September 1993, fourteen homeowners residing in West Nyack, New York served a complaint on Chromalloy and others alleging, among other things, that contamination from a former Chromalloy site caused the plaintiffs' alleged property damage. Chromalloy believes it has strong defenses under New York law to the plaintiffs' complaint. Chromalloy entered into a Consent Order with the New York Department of Environmental Conservation on February 14, 1994, to undertake the remedial investigation and feasibility study relating to the alleged contamination in the vicinity of the former Chromalloy site.

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

      In 1989, the Company and Chromalloy instituted a law suit in the Delaware Superior Court against forty-one of the Company's comprehensive general liability insurance carriers (the Defendants) for idemnity of costs associated with various environmental actions that have been brought against the Company and Chromalloy. As of December 31, 1995, the Company has received settlements from the Defendants totalling approximately $33.7 million.

      It is the Company's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such future costs is estimated to range from $24 million to $52 million. At December 31, 1995, the Company's balance sheet includes accruals for remediation costs of $44.5 million. These accruals are at undiscounted amounts and are primarily included in accrued expenses and other long-term liabilities. While the possibility of recovery of some of the costs from insurance companies exists, the Company does not recognize these recoveries in its financial statements until they are realized. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

      With respect to all known environmental liabilities, the Company's actual cash expenditures for remediation of previously contaminated sites were $10.6 million in 1995, $10.3 million in 1994, and $8.3 million in 1993. The Company anticipates that remedial cash expenditures will be in the $8 million to $12 million range during each of the next several years. For the past three years, the Company's capital expenditures for projects to eliminate, control or dispose of pollutants have averaged approximately $2 million per year. The Company anticipates environmental-related capital programs to be approximately $4 million per year during 1996 and 1997. The Company's operating expenses to eliminate, control and dispose of pollutants have averaged approximately $11 million per year during the last three years. The Company anticipates that environmental operating expenses will be approximately $12 million per year during 1996 and 1997.

                                    Employment
                                    ----------

      At December 31, 1995, Sequa employed approximately 8,700
persons in its continuing operations of whom approximately 1,800 were covered by union contracts.

      The approximate number of employees attributable to each reportable business segment as of December 31, 1995 was:

                                                        Approximate
           Segment                         Number of Employees
           -------                         -------------------
  Aerospace                                                      6,200
  Machinery and Metal Coatings                                   1,200
  Specialty Chemicals                                              650
  Other Products                                                   550
  Corporate                                                        100

  Total                                                          8,700

The Company considers its relations with employees to be generally satisfactory. Sequa maintains a number of employee benefit programs, including life, hospitalization, surgical, dental, and major medical insurance, and a number of 401(k) and pension plans.

(d) FOREIGN OPERATIONS. Sequa's foreign operations, spread primarily throughout Europe, include Chromalloy's operations within the Aerospace Segment; detergent chemicals operations included in the Specialty Chemicals Segment; the auxiliary press equipment supplier in the Machinery and Metal Coatings Segment; and automotive products operations in the United Kingdom and Italy in the Other Products Segment. These operations consist primarily of wholly-owned foreign subsidiaries. Sales, operating income and identifiable assets attributable to foreign operations, and export sales, are set forth in Note 19 to the Consolidated Financial Statements on page 61 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 2.  PROPERTIES
-------------------

Aerospace
---------

     Chromalloy operates approximately 50 plants in eleven states and seven foreign countries, primarily in Europe, which have aggregate floor space of approximately 3,300,000 square feet, of which approximately 1,750,000 square feet is owned and approximately 1,550,000 square feet is leased. The leases covering the leased facilities in this business have various expiration dates and some have renewal or purchase options.

     Rocket propulsion operations lease two principal manufacturing facilities, a 421-acre site in Gainesville, Virginia, and a 1,014-acre manufacturing facility in Camden, Arkansas. The Gainesville lease expires in 2012, and the Camden lease, which has various renewal options, expires in 1998. Adjacent to the Gainesville leased facility, the Company owns 12 acres and an 89,000 square foot office and manufacturing complex. An additional 249,000 square feet (of which 100,000 square feet is sublet) is leased for administrative, research and manufacturing purposes in Alabama, California, Massachusetts and Virginia. The liquid propulsion division leases a 96,000 square foot facility in Niagara, New York. The Company also owns 2,430 acres of land in Orange County, Virginia, which has been developed for use in the propellant business. An additional 37,000 square feet is owned in Virginia (of which 20,000 square feet is sublet) and is used for administrative purposes.

     Facilities in this segment are suitable and adequate for the business and are operating at a moderate level of utilization. Capital spending plans for the operations in this segment are primarily designed to keep up with current technology or to meet specific requirements for various government or commercial contracts.

Machinery and Metal Coatings
----------------------------

     The Sequa Can Machinery operation owns two plants in the United States with aggregate floor space of 228,000 square feet. In Europe, through the segment's auxiliary press equipment supplier, MEG, the Company owns a plant with aggregate floor space of approximately 62,000 square feet. MEG also leases three sales offices and owns a storage facility in Europe with a total of 22,000 square feet and leases a 2,500 square foot sales office in Singapore. The Precoat Metals operation owns seven manufacturing facilities in six states with a total of 1,018,000 square feet of manufacturing and office space. An additional 268,000 square feet of warehouse space is leased in Illinois, Missouri and Texas.

     The properties in this segment are suitable and adequate for the business presently being conducted. With the exception of the Precoat Metal's two newly acquired plants, the facilities in this segment are functioning at a high level of utilization.

Specialty Chemicals
-------------------

     The Specialty Chemicals segment owns one plant and an office building situated on 88 acres in Chester, South Carolina with aggregate floor space of 164,000 square feet and a 22,000 square foot leased warehouse in Chester. The segment owns one plant in the United Kingdom with aggregate floor space of 203,000 square feet on approximately 55 acres of land and leases 9,000 square feet of office and warehouse space in five separate locations in Europe.

     Facilities in this segment are adequate and suitable for the business being conducted. They operate at a high utilization rate.

Other Products
--------------

     The automotive products subsidiary, Casco Products, leases a 168,000 square foot plant in Connecticut, a 1,600 square foot sales office in Detroit, Michigan, a 30,000 square foot manufacturing facility in Italy, and 5,500 square feet of manufacturing, warehouse and office space in the United Kingdom. NCS owns a manufacturing facility in Ohio with floor space of 90,000 square feet.

     The Centor Company, a wholly-owned subsidiary, owns and operates the Chromalloy Plaza Building, an 18-story office building in Clayton, Missouri with approximately 284,000 square feet of rentable office and commercial space. Centor also owns and rents a manufacturing facility and a warehouse in Wisconsin with aggregate floor space of 185,000 square feet as well as owning nine smaller properties that are either leased to third parties and/or held for sale.

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

Corporate
---------

     The Company leases 58,000 square feet of corporate office space in New York, New York and Hackensack, New Jersey.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     Information with respect to the Company's legal proceedings is included in Note 21 to the Consolidated Financial Statements on pages 62 through 64 of this Annual Report on Form 10-K and is hereby incorporated by reference. Additional information on environmental matters is covered in the Environmental Matters section on pages 10 through 12 of this Annual Report on Form 10-K and is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     None.

                                      PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------  -------------------------------------------------
STOCKHOLDER MATTERS
-------------------

(a)  Market Information.

     The following table sets forth the high and low closing sales prices of Sequa Class A common stock and Sequa Class B common stock for the calendar periods indicated on the Exchange
Composite Tape, as reported by the National Quotation Bureau
Incorporated:

                                  Sequa Class A       Sequa Class B
                                  -------------       -------------
                                  High      Low       High      Low
                                  ----      ---       ----      ---

1995:
  First Quarter.......           31 1/4      22           32 5/8      22
  Second Quarter......           31          27           35 1/8      30 3/4
  Third Quarter.......           30 1/4      25 3/4       34          30 1/8
  Fourth Quarter......           31          24 1/8       39 3/4      31 1/2

1994:
  First Quarter.......           39 1/2      31 7/8       39 3/4      32
  Second Quarter......           31 3/4      27 3/8       33 1/2      28 7/8
  Third Quarter.......           29 7/8      26 7/8       33 3/4      31 7/8
  Fourth Quarter......           26 7/8      18           32          21 1/4

(b)  Holders.

     Shares of Sequa Class A common stock and Sequa Class B common stock are listed on the New York Stock Exchange. There were approximately 2,930 holders of record of the Sequa Class A common stock and approximately 650 holders of record of the Sequa Class B common stock at March 12, 1996.

(c)  Dividends.

     During the years ended December 31, 1995 and 1994, no dividends were declared on Sequa Class A common shares or Class B common shares. The Company's revolving credit agreement contains covenants, which among other matters, restricts the Company's ability to pay dividends on Sequa's common shares.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

   The following table sets forth selected financial information for, and as of the end of, each of the five years in the period ended December 31, 1995. Such information should be read in conjunction with the Company's Consolidated
Financial Statements and Notes thereto, filed herewith.

(Amounts in millions, except per share)

Year ended December 31,          1995       1994     1993     1992     1991
-----------------------         ------     ------   ------   ------   ------
Summary of operations
  Continuing operations:
     Sales                              $1,414.1      $1,419.6    $1,697.0   $1,868.3   $1,878.8
     Operating income                       67.9          39.8        15.7      124.6      117.7
     Income (loss) from
       continuing operations                 8.8         (24.7)      (55.5)      17.9       15.0
     Loss from discontinued
       operations                             -              -            -     (21.7)     (21.6)
     Extraordinary loss                       -           (1.1)       (8.5)      -        -
     Cumulative effect of
       accounting change                      -          -             -        (7.3)      -
     Net income (loss)                   $   8.8       $ (25.8)   $ (64.0)    $ (11.1)   $  (6.6)
                                         =======       =======    =======     =======    =======

Earnings (loss) per share of
   common stock
  Continuing operations                  $   .57       $ (2.87)    $ (6.07)   $  1.53    $  1.24
  Discontinued operations                     -             -           -       (2.26)     (2.26)
  Extraordinary loss                         -            (.11)       (.88)       -           -
  Cumulative effect of
      accounting change                       -             -          -         (.76)      -
                                          -------       -------     -------    -------    -------
  Net income (loss)                      $   .57       $ (2.98)     $(6.95)    $(1.49)    $(1.02)
                                        =======       =======      =======    =======    =======

Cash dividends declared
  Preferred                              $  5.00       $  7.50*     $ 2.50    $  5.00    $  5.00
  Class A common                              -             -          .30        .60        .60
  Class B common                              -             -          .25        .50        .50

Financial position
  Current assets                         $  621.2      $  604.3   $  661.6    $  679.2   $  778.5
  Total assets                            1,622.0       1,648.2    1,803.5     1,912.5    2,108.3
  Current liabilities                       324.7         321.3      376.5       350.1      383.2
  Long-term debt                            563.2         586.6      624.1       690.0      825.5
  Shareholders' equity                      576.6         566.5      575.8       651.7      696.6


* Includes $2.50 of dividends in arrears for the third and fourth quarters of 1993.
/TABLE

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

OPERATING RESULTS 1995 - 1994

SALES
Sales were roughly on a par with 1994 results, as declines in the Aerospace segment were largely offset by increased sales in the Machinery and Metal Coatings segment and in the domestic chemicals and automotive products units. In 1994, reported sales included $73.5 million of sales generated by units disposed of in 1994 and early 1995, while the 1995 figure includes $22.0 million of sales of newly acquired units and two units sold in 1995. If reported sales in both years are adjusted for these amounts, pro forma sales would have increased 3% for 1995.

     Sales in the Aerospace segment were 7% lower than in 1994, with all units registering declines. Chromalloy Gas Turbine sales declined 8% in 1995, reflecting its withdrawal from the engine overhaul business, combined with a 12% decline at units primarily serving OEM customers. The largest single factor in the OEM decline was the impact on the Orangeburg, New York plant of a major engine customer bringing in house new parts work that previously had been done at Orangeburg. These declines were partially offset by a 7% increase in sales of Chromalloy units primarily serving repair customers. The recovery in repair sales reflects higher volume tempered by lower pricing in the commercial market, as well as unexpectedly strong demand from the US Government for repairs on military engines. On a pro forma basis -- eliminating from both years the sales of divested units -- Chromalloy posted a 3% sales increase. In early 1996, repair sales continued to trend up when compared with the comparable prior-year period. Nonetheless, extensive pricing pressures continue, as well as increased activity in the repair aftermarket by engine manufacturers. (See Note 21 to the Consolidated Financial Statements for a discussion of the Texas lawsuit.)

     ARC Propulsion experienced a small sales decline in 1995, reflecting reductions in the overall level of military sales, largely offset by an increase in sales of automotive airbag components. At the Kollsman unit (which was sold on December 29, 1995), 1995 sales declined 11%, as a sharp drop in electro-optic sales and lower levels of medical instrumentation sales were only partially offset by improvements in the avionics product line (which benefitted from a large commercial contract that was substantially completed in 1995) and from increased sales of the night targeting system for the Cobra helicopter.

     Sales in the Machinery and Metal Coatings segment advanced 20% in 1995 (16% excluding the sales of the two metal coating plants acquired in 1995), with all three units contributing to the advance. Before giving effect to its 1995 acquisition of two

SALES  (con't)

plants, the Precoat Metals unit achieved a solid sales advance. Both its mainstay building products and newer manufactured products groups achieved solid advances, while container product sales declined as a large customer brought more work in house. Can machinery sales rose 23% in 1995, primarily as a result of increased overseas sales of can decorating equipment. While overall sales of the can forming unit registered a small decline, sales of bodymakers achieved a solid increase, driven by the successful introduction in late 1994 of the latest generation bodymaker, the B-6 model. Based on current backlog, can machinery sales are expected to remain strong in 1996. At MEG, sales increased 28% in 1995, driven by strong increases in dryers and other auxiliary equipment.

     Sales of the Specialty Chemicals segment increased 1% as a small decline at the overseas unit was offset by a modest advance at the domestic unit. Local currency sales of the overseas unit were modestly lower, though reported dollar sales benefitted from a favorable foreign exchange swing of 3%. A decline in detergent chemical sales and the 1995 disposition of a manufacturing facility that produced textile and bromine chemicals were partially offset by improved performance at the unit's specialty chemical distribution operations and the late 1994 addition of a distribution operation in Portugal. The domestic unit recorded a sales increase, as price increases offset a modest volume decline. Sales advances were recorded in specialty polymers, paper specialties, export and graphics markets, while textile chemical sales declined and paper chemical sales were on a par with 1994.

     Sales of the Other Products segment increased 3%, as advances at the automotive products unit and the can lid unit were partially offset by a 16% decline in revenues at the Centor real estate unit. The automotive products unit reported a 5% increase in 1995 sales. A small decline in cigarette lighter sales to the domestic auto makers was more than offset by increased North American sales of power outlets and electronic devices. Sales of lighters by Casco's European operation also improved in 1995, and late in the year Casco acquired an automobile lighter product line in Italy that will further strengthen its position in Europe. Sales at Casco are expected to remain strong in the first half of 1996, as the unit's domestic sales pattern closely tracks the volume and mix of North American car and light truck production. At the can lid unit, sales increased 1% in 1995, as advances in the export market more than made up for a small decline in domestic sales. The improvement in the export market occurred entirely in the fourth quarter when 46% of export sales for the year were shipped. This uptrend primarily reflects resumption of shipments to the Mexican market, which had been severely curtailed earlier in the year with the sudden

SALES  (con't)

devaluation of the peso. Management currently expects modest improvement in the 1996 sales level. At the Centor real estate unit, revenues declined primarily because of a lower occupancy rate and reduced parking revenues at its office building in Clayton, Missouri. Revenues were also affected by Sequa's continuing sales of excess properties.

OPERATING INCOME

Overall operating income increased 71% in 1995 to $67.9 million, with all operating segments contributing to the improvement.

     The Aerospace segment recorded operating income of $10.2 million in 1995, up $23.0 million from 1994, with all three operations contributing to the improvement. At the Chromalloy Gas Turbine operation, the 1995 loss was less than half that recorded in the previous year. The improvement was primarily the result of the following factors: the results of the 1995 annual actuarial report significantly reduced the required level of workers' compensation insurance reserves, resulting in an insurance expense reversal in the fourth quarter; the level of inventory and other reserve provisions was significantly lower than in 1994; and the 1995 period was not affected by a charge taken in 1994 to correct an accounting irregularity. The favorable effect of these factors was partially offset by 1995 downsizing expenses. After eliminating the net effects of these variances, Chromalloy's loss in 1995 was relatively unchanged from 1994, as weakness in the first half gave way to improved results later in 1995. The second half benefitted from a cost reduction program and other measures implemented earlier in the year and from an improving sales pattern. The Orangeburg, New York plant recorded a reduced level of losses, with results for the second half more than 30% ahead of the first half. These improvements have continued in early 1996, and it is expected that Chromalloy will be profitable in the first quarter, before significant legal expenses related to litigation (discussed in Note 21 to the Consolidated Financial Statements).

     At the ARC Propulsion unit, profits increased, principally due to a sharp decline in administrative costs and improvements in the airbag components and liquid rocket motors product lines. Profits on military programs declined, as the impact of lower sales more than offset an improvement in margins. The advanced materials product line recorded increased losses in 1995. In 1996, this unit will continue its transition to a higher concentration of commercial airbag products, while maintaining its military business, which continues to be affected by reduced government spending. Operating income at the Kollsman operation

OPERATING INCOME  (con't)

increased 26% in 1995, as the impact of a higher margined sales mix, improved performance on a major program, and lower selling, general and administrative costs more than offset the impact of lower revenues.

     Operating income in the Machinery and Metal Coatings segment increased 13%, as solid advances at the metal coatings and can machinery units were partially offset by increased losses at the auxiliary press equipment unit. The Precoat Metals unit recorded increased profits although the benefits of higher sales were partially offset by the costs associated with the Jackson, Mississippi plant and newly acquired plants in Portage, Indiana and McKeesport, Pennsylvania. At the can machinery unit, the increased profitability was primarily the result of higher sales volume, improved factory utilization and manufacturing improvements implemented in 1994 and 1995, partially offset by increased warranty costs and higher general and administrative expenses. Based on the current equipment sales backlog, management anticipates that the profitability of this unit will remain strong in 1996. The overseas auxiliary press equipment operation reported a larger loss in 1995, as the benefits derived from an improved level of sales were more than offset by sharply higher manufacturing, warranty and selling costs. These cost increases were largely attributable to: new product introductions; participation in a major European trade show; and steps taken to make fundamental changes in the way the unit operates. Increased losses were exacerbated by a 11% drop in the average value of the dollar against the French franc in 1995. While management currently anticipates better performance in 1996, this unit faces increased competitive pressures in its market and continues to incur costs to improve its operating efficiency. Losses for the first quarter of 1996 are expected to exceed those recorded in the first quarter of 1995.

     Operating income in the Specialty Chemicals segment was up 3% in 1995, as a small improvement at the overseas unit was partially offset by a decline at the domestic unit. At the overseas unit, profits measured in local currency registered an increase, as manufacturing efficiencies more than offset the impact of lower volume in the detergent chemical product line, and higher sales led to improved profitability at the chemical distribution operations. Local currency results were further bolstered by a favorable foreign exchange rate swing. At the domestic unit, profits for the year declined. In the second half of 1994, the unit began to experience rapidly increasing raw material costs, whose impact was not entirely absorbed by price increases. Though this problem began to abate in the second half of 1995, it still had a significant impact on the year. The unit also experienced higher selling and administrative costs. The effect of these factors was partially offset by the higher level of sales and by significantly lower environmental clean-up costs.

OPERATING INCOME  (con't)

     Operating income in the Other Products segment increased 27%, as improvements at the can lid and real estate units offset a small decline at the automotive products operation. In 1995, the benefit of increased sales at Casco was offset by certain price reductions and increased manufacturing costs. The improvement at Northern Can Systems was entirely due to the absence of the 1994 writedown of two lid lines, which have since been sold. This unit continues to operate at close to a breakeven level, so that a small change in its sales volume or mix can have a significant impact on profitability. The improvement at Centor resulted primarily from the favorable resolution of a multi-year real estate tax appeal on its office building in Clayton, Missouri.

INTEREST EXPENSE

The decrease in interest expense of approximately $5.8 million was primarily due to a decrease in average borrowings and the termination in 1994 of interest-rate swaps, accounted for as hedges, for which $2.8 million of interest expense was incurred during 1994.

OTHER, NET

In 1995, Other, net included $2.1 million of dividend income on an investment; $6.1 million of gains on the sale of assets; $2.1 million of charges for the amortization of capitalized debt costs; $1.8 million of equity losses in unconsolidated joint ventures; and $0.9 million of discount expense related to the sale of accounts receivable.

     In 1994, Other, net included a $2.4 million mark-to-market loss on non-hedging interest-rate derivatives; $1.8 million of discount expense related to the sale of accounts receivable; $2.2 million of equity losses in unconsolidated joint ventures; and amortization of capitalized debt costs of $2.4 million.

DERIVATIVE FINANCIAL INSTRUMENTS

It is the Company's current policy that the treasurer has the authority to enter into interest-related derivative transactions in the amounts and for the purposes to be stipulated by the board of directors and the management executive committee. The treasurer must obtain approval from the committee prior to entering into any derivative transaction.

     The Company has had limited involvement with derivative financial instruments and does not use them for trading purposes. Various derivative financial instruments have been used in the past to manage well-defined interest rate risk. By entering into interest rate swaps, the Company has functionally converted

DERIVATIVE FINANCIAL INSTRUMENTS  (con't)

floating-rate debt to fixed-rate debt to minimize exposure to rising interest rates and has functionally converted fixed-rate debt to floating-rate debt to minimize interest costs in declining interest rate environments. The Company has also utilized interest rate options and other complex derivative instruments to manage economic exposures resulting from changes in interest rates.

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

     The Company's weighted average borrowing rate was 9.1% during 1995 and 9.4% during 1994 and 1993. The Company's hedging activities related to interest-rate swaps reduced interest expense by $3.1 million (or 53 basis points) during 1995; $0.3 million (or 5 basis points) during 1994; and $2.4 million (or 35 basis points) during 1993. As of December 31, 1995, deferred gains on terminated interest rate swaps amounted to $3.8 million and amortization of such deferred gains will serve to reduce interest expense by $2.2 million, $1.5 million and $0.1 million during 1996, 1997 and 1998, respectively.

     The Company accounts for interest rate options written and other complex interest-related derivative instruments under non-hedge accounting. During 1994 and 1993, Other, net included mark-to-market losses of $2.4 million and $6.6 million, respectively, to adjust the carrying value of interest-rate derivatives considered to be non-hedging instruments. All interest-related derivatives were closed out as of December 31, 1994 and the Company was not a party to any interest-rate derivatives during 1995.

     The Company utilizes forward exchange contracts in several ways. The Company's specialty chemicals operation in the United Kingdom uses such contracts to hedge anticipated but not yet committed sales and purchases to be denominated in currencies

DERIVATIVE FINANCIAL INSTRUMENTS  (con't)

other than the pound sterling. These contracts are accounted for under non-hedge accounting; accordingly, changes in the fair values are recognized in operating income during the period in which the changes occur. Gains or losses on forward foreign exchange contracts that hedge foreign investments are not included in income but are recorded in the cumulative translation adjustment, a component of shareholders' equity.

ENVIRONMENTAL MATTERS

The Company's environmental department, under senior management direction, manages all activities related to the Company's involvement in environmental clean-up. This department establishes the projected range of expenditures for individual sites with respect to which the Company may be considered a potentially responsible party under applicable federal or state law. These projected expenditures, which are reviewed periodically, include: remedial investigation and feasibility studies; outside legal, consulting and remediation project management fees; the projected cost of remediation activities; and site closure and post-remediation monitoring costs. The assessments take into account known conditions, probable conditions, regulatory requirements, past expenditures, and other potentially responsible parties and their probable level of involvement. Outside legal, technical and scientific consulting services are used to support management's assessments of costs at significant individual sites.

     It is the Company's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $24 million to $52 million. At December 31, 1995, the Company's balance sheet includes accruals for remediation costs of $44.5 million. These accruals are at undiscounted amounts and are primarily included in accrued expenses and other long-term liabilities. While the possibility of recovery of some of the costs from insurance companies exists, the Company does not recognize these recoveries in its financial statements until they are realized. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, the Company's actual cash expenditures for remediation of previously contaminated sites were $10.6 million in 1995, $10.3 million in 1994 and $8.3 million in 1993. The Company anticipates that remedial cash expenditures will be in the $8 million to $12 million range during each of the next several years. For the past three years, the Company's capital expenditures for projects to eliminate, control or dispose of pollutants have averaged approximately $2 million per year. The Company anticipates

ENVIRONMENTAL MATTERS  (con't)

environmental-related capital programs to be approximately $4 million per year during 1996 and 1997. The Company's operating expenses to eliminate, control and dispose of pollutants have averaged approximately $11 million per year during the last three years. The Company anticipates that environmental operating expenses will be approximately $12 million per year during 1996 and 1997.

AUTOMOTIVE AIRBAGS

In 1989, Atlantic Research and AlliedSignal formed a 50/50 joint venture, called Bendix Atlantic Inflator Company (BAICO), to develop, produce and market hybrid inflators for automotive airbag systems. In 1993, Sequa Corporation, AlliedSignal and Gilardini (a unit of the Fiat Group) formed an Italian company (BAG SpA) to produce and market hybrid inflators for Fiat and other European car companies. Each participant owns a one-third interest in this venture.

     The Company's equity loss in its unconsolidated airbag business was $2.2 million in 1995, $2.4 million in 1994 and $7.6 million in 1993. BAICO was profitable in 1995 and management currently anticipates that BAG SpA will turn profitable in late 1996.

     In December 1994, BAICO entered into a $35 million revolving credit agreement with a group of banks, which extended through December 1995. Under the terms of the agreement, BAICO borrowings are guaranteed equally by BAICO's partners. In December 1995, the revolving credit agreement was extended through December 1996 and the maximum amount available under the facility was increased to $50 million. In December 1995 and 1994, BAICO borrowed $15 million and $35 million, respectively, under the facility and remitted half the proceeds to each partner. Sequa accounted for the $7.5 million it received in 1995 and the $17.5 million received in 1994 as financing activities in the Consolidated Statement of Cash Flows and reduced its investment in BAICO, which is carried as an equity investment. At December 31, 1995 and 1994, the Company's equity in the losses of its airbag business exceeded its investment by $15.1 million and $9.5 million, respectively, and the negative investment is included in Other long-term liabilities in the Consolidated Balance Sheet.

BACKLOG

The businesses of Sequa for which backlogs are significant are the Turbine Airfoils, Caval Tool, Turbocombustor Technology and Castings units of Chromalloy Gas Turbine, and the ARC Propulsion operations of the Aerospace segment; and the Can Machinery, MEG

BACKLOG  (con't)

and Precoat Metals operations of the Machinery and Metal Coatings segment. The aggregate dollar amount of backlog in these units at December 31, 1995 was $346.4 million ($279.4 million at December 31, 1994).

CAPITAL SPENDING

Capital expenditures amounted to $56.9 million in 1995, with spending concentrated in the Chromalloy, metal coatings and chemicals operations. These funds were primarily used to upgrade existing facilities and equipment and to expand capacity. The Company anticipates that capital spending in 1996 will be approximately $74 million and will be concentrated in the Chromalloy and metal coatings operations.

LIQUIDITY AND CAPITAL RESOURCES

Management anticipates that cash flow from operations, proceeds from the divestiture of assets, the $108.5 million of credit available under the revolving credit agreement, the $45.0 million of available financing under the Receivables Purchase Agreement, plus the $62.7 million of cash and cash equivalents on hand at December 31, 1995 will be more than sufficient to fund the Company's operations for the foreseeable future.

OTHER INFORMATION

Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued in March 1995 and must be implemented by the first quarter of 1996. This statement requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, then an impairment loss is to be recognized based on the fair value of the asset. The Company's current accounting policies related to long-lived assets are similar to the requirements of SFAS No. 121; accordingly, the impact of adopting the new standard will not have a material effect on the Company's results of operations or financial position.

     SFAS No. 123, "Accounting for Stock-Based Compensation," was issued in October 1995 and encourages, but does not require, companies to account for stock options based on their fair value at the date the options are granted. The resulting compensation cost would be shown as an expense on the income statement. The Company does not intend to apply the new accounting method and will continue to apply current accounting requirements which result in no compensation cost for stock options. However, certain additional disclosures will be required in the future concerning the fair value of stock options granted.

OPERATING RESULTS 1994 - 1993

SALES

Sales from continuing operations declined 16% in 1994, reflecting the disposals of the ARC Professional Services Group (PSG), three Chromalloy Gas Turbine units and two Northern Can Systems (NCS) can plants in late 1993 and early 1994. On a pro forma basis, excluding the impact of these disposals, sales were down 2%, as solid advances at the Precoat Metals division, both units of the Specialty Chemicals segment, the auxiliary press equipment unit and the automotive products unit were more than offset by declines at Sequa Can Machinery and the three units in the Aerospace segment.

     Sales of the Aerospace segment were 14% lower than in 1993, with all units registering declines. Chromalloy sales were down 15% (5% after eliminating the sales of disposed units from both years) due to weakness in each of the three major markets served: component repair, OEM manufacture, and domestic military. The decline in repair revenues reflects a constricted market, increased competitive activity from certain engine manufacturers, extensive pricing pressure, and loss of market share following the 1993 interruption of operations at Chromalloy's largest plant in Orangeburg, New York. The decline in OEM sales reflects lower commercial jet engine production in 1994, and the lower level of military contract revenue reflects reduced domestic defense spending, the completion of several contracts and the unit's plan to reduce its participation in domestic defense activities. The Orangeburg plant continued to make progress in its recovery from the effects of the Federal government investigation and suspension of FAA-certified repair activities during 1993.
Repair input in each of the last three quarters of 1994 increased over the preceding quarter; turnaround time improved dramatically; and the customer base was expanded. Partially offsetting improvements in the repair area was the severe decline in the manufacture of OEM parts, as a major engine customer brought into its own facilities new parts work previously done at Orangeburg.

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

     Sales of the Machinery and Metal Coatings segment advanced 3% in 1994, as improvements at the metal coatings and auxiliary

<PAGE
SALES  (con't)

press equipment units were largely offset by a decline at the can machinery operation. At the metal coatings unit, strong demand from the building products market resulted in solid advances. Sales of the can machinery unit declined 18%, as both can forming and can decorating equipment units experienced reduced demand in overseas markets. Sales of the auxiliary press equipment operation were up 7%, as increased unit sales were partially offset by the price reductions required in a highly competitive market.

     Sales of the Specialty Chemicals segment increased 12%, with both units achieving solid advances. The increase at the overseas unit was primarily driven by higher volume sales of TAED, a detergent additive, partially offset by lower average selling prices. At the domestic unit, sales of every major product, except paper coatings, posted solid sales gains with particular strength in specialty polymers.

     Sales of the Other Products segment declined 71% in 1994, due entirely to dispositions. On a pro forma basis -- excluding 1993 sales of divested units -- sales advanced 8% in 1994. Sales of the automotive products unit advanced while NCS sales from continuing business -- the production of convenience ends for food cans -- declined. Revenues of Centor, the real estate unit, recorded a small year-to-year increase.

OPERATING INCOME

Overall 1994 operating income of $39.8 million compared favorably with operating income of $15.7 million in 1993. The increase primarily resulted from reduced losses at Chromalloy and improved profits at the can machinery and precoat metals operations and at both units of the Specialty Chemicals segment. The gains were partially offset by the absence of profits from the PSG unit sold in late 1993, as well as by losses at the auxiliary press equipment unit and the convenience end business.

     In the Aerospace segment, Chromalloy reduced its loss by nearly half, Kollsman recorded a profit improvement, and ARC Propulsion registered only a slight decline in profits. The improvement at Chromalloy primarily reflected the absence of a number of unfavorable factors that had affected 1993. The decline at ARC Propulsion reflected the effects of lower sales and a loss provision on a liquid propellant rocket motor program, partially offset by reduced bid and proposal costs and an improved sales mix. Kollsman's higher operating income was primarily the result of improved profitability on the NTS program, lower selling, general and administrative expenses, and the benefits of a favorable contract settlement in the avionics business.

OPERATING INCOME  (con't)

     Operating income in the Machinery and Metal Coatings segment increased 10% in 1994, as improvements at the metal coatings and can machinery units were partially offset by losses at the auxiliary press equipment unit. Profits of the metal coatings unit improved primarily as the result of increased sales and higher capacity utilization, partially offset by start-up costs related to a new facility in Jackson, Mississippi, and pricing pressures in the container industry. Operating income at the Sequa Can Machinery unit more than doubled in 1994, primarily due to: the absence of the restructuring and bad debt charges that had affected 1993; lower selling, general and administrative costs; reduced warranty and equipment start-up costs; and a favorable sales mix shift. The auxiliary press equipment unit recorded a loss in 1994 compared to a small profit in 1993. The loss primarily resulted from severe pricing pressures and increased product development and marketing costs.

     Operating income in the Specialty Chemicals segment advanced 21% in 1994, with both units contributing to the gain. At the overseas unit, improved results were primarily driven by increased sales of TAED and the resulting improvement in factory utilization. At the domestic unit, the improvement was derived from increased sales, partially offset by the effect of higher raw material prices, an unfavorable sales mix shift and increased environmental clean-up costs.

     Operating income from the Other Products segment declined 68% in 1994 primarily due to the late-1993 disposition of PSG and the writedown of two excess NCS lid lines. At the automotive products unit, profits increased in line with higher sales. At NCS, the loss for 1994 was due entirely to the writedown of the lid lines and at Centor, the real estate unit, profits declined primarily due to increased operating costs.

RESTRUCTURING CHARGES

During 1993, the Company recorded restructuring charges totaling $26.6 million primarily related to plans adopted to reduce Chromalloy's investment in activities other than the repair of components for flight engines, to sell excess machinery and to permanently reduce the number of employees. During 1994 and 1995, Chromalloy completed its exit from the engine overhaul business and significantly reduced its asset base serving the OEM market.

INTEREST EXPENSE

The decrease in interest expense of approximately $7.4 million during 1994 was due to a decrease in average borrowings primarily attributable to the application of cash generated from the sale of businesses and the non-recourse securitization of the Company's discontinued leveraged lease portfolio.

OTHER, NET

In 1994, Other, net included a $2.4 million mark-to-market loss on interest-rate derivatives; $1.8 million of discount expense related to the sale of accounts receivable; $2.2 million of equity losses in unconsolidated joint ventures; and amortization of capitalized debt costs of $2.4 million. In 1993, Other, net included a $6.6 million mark-to-market loss on interest-rate options written; $3.1 million of discount expense related to the sale of accounts receivable; a $3.1 million loss incurred on a sale and leaseback transaction; $7.1 million of equity losses in unconsolidated joint ventures; amortization of capitalized debt costs in the amount of $4.2 million; and $2.5 million in charges for a minority shareholder's interest in the earnings of Atlantic Research Corporation.

GOVERNMENT INVESTIGATIONS

During the second quarter of 1993, the Company entered into agreements with the US Attorney's Office, Southern District of New York (SDNY), and the Federal Aviation Administration (FAA) in connection with investigations begun in November 1992 by these offices and other related governmental agencies of Chromalloy's Orangeburg, New York plant and certain of its then employees.

     Throughout the investigations, the Company, its Chromalloy Gas Turbine subsidiary and the Orangeburg plant cooperated fully with federal authorities. In addition, extensive changes were instituted in the management and operations of the Orangeburg plant. As a result of the Company's cooperation with the government and its good faith efforts to comply with all applicable FAA standards, the FAA restored the facility's FAA repair station certificate on June 10, 1993, ending the suspension of repair operations and resolving all FAA civil matters related to the Orangeburg plant. Subsequently, the US Attorney's Office, SDNY, declined to prosecute the Company in connection with its investigation.

     As a result of the investigations and the related suspension, the Company incurred direct expenses in 1993 of $12.8 million. Direct expenses included a remedial payment of $5.0 million to the FAA, the deposit of an additional $2.5 million to cover the cost of testing engine parts seized by federal authorities, severance payments, and related legal fees and expenses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                     ----------------------------------------



To the Shareholders and
the Board of Directors of
Sequa Corporation:



     We have audited the accompanying consolidated balance sheet of Sequa Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sequa Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP
New York, New York
March 7, 1996

                        SEQUA CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET



(Amounts in thousands)
At December 31,                                          1995             1994
------------------------------                        ----------       ---------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                             $   62,667      $   18,655
  Trade receivables, net (Note 2)                          255,342         252,588
  Unbilled receivables, net (Note 3)                        23,602          35,688
  Inventories (Note 4)                                     242,126         266,370
  Other current assets                                      37,476          31,030
                                                         ---------       ---------
          Total current assets                             621,213         604,331
                                                         ---------       ---------

INVESTMENTS
  Net assets of discontinued operations
    (Note 5)                                               144,891         154,395
  Other investments                                         15,891          19,085
                                                         ---------       ---------
                                                           160,782         173,480
                                                         ---------       ---------

PROPERTY, PLANT AND EQUIPMENT, NET
  (Note 6)                                                 496,588         524,150
                                                         ---------       ---------

OTHER ASSETS
  Excess of cost over net assets of
    companies acquired                                     320,214         325,530
  Deferred charges and other                                23,181          20,757
                                                         ---------       ---------
                                                           343,395         346,287
                                                         ---------       ---------

TOTAL ASSETS                                            $1,621,978      $1,648,248
                                                        ==========      ==========

The accompanying notes are an integral part of the financial statements.

                              SEQUA CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEET

(Amounts in thousands, except share data)
At December 31,                                           1995       1994
-----------------------------------------    --------   --------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt
    (Note 7)                                             $   16,316    $   15,231
  Accounts payable                                          123,529       118,429
  Taxes on income (Note 8)                                   38,422        21,128
  Accrued expenses (Note 9)                                 146,388       166,558
                                                         ----------    ----------
          Total current liabilities                         324,655       321,346
                                                         ----------    ----------

LONG-TERM DEBT, NET OF
  CURRENT MATURITIES (Note 7)                               563,245       586,574
                                                         ----------    ----------

DEFERRED TAXES AND OTHER LONG-TERM
  LIABILITIES
  Deferred taxes on income (Note 8)                           3,521         9,494
  Other long-term liabilities                               153,962       164,343
                                                         ----------    ----------
                                                            157,483       173,837
                                                         ----------    ----------

SHAREHOLDERS' EQUITY (Notes 7, 12 and 13)
  Preferred stock--$1 par value,
    1,825,000 shares authorized; 797,000
    shares of $5 cumulative convertible
    stock issued at December 31, 1995
    and 1994 (involuntary liquidation
    value--$26,359 at December 31, 1995)                        797           797
  Class A common stock--no par value,
    25,000,000 shares authorized; 7,188,000
    shares issued at December 31, 1995 and
    1994                                                      7,188         7,188
  Class B common stock--no par value,
    5,000,000 shares authorized; 3,727,000
    shares issued at December 31, 1995
    and 1994                                                  3,727         3,727
  Capital in excess of par value                            287,204       287,204
  Cumulative translation adjustment                           2,333        (1,899)
  Retained earnings                                         360,290       354,676
                                                         ----------    ----------
                                                            661,539       651,693
  Less:  cost of treasury stock                              84,944        85,202
                                                         ----------    ----------
TOTAL SHAREHOLDERS' EQUITY                                  576,595       566,491
                                                         ----------    ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                               $1,621,978    $1,648,248
                                                         ==========    ==========

                                 SEQUA CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF INCOME
(Amounts in thousands, except per share)
Year ended December 31,                         1995        1994        1993
--------------------------------------        --------    --------    --------

SALES                                                      $1,414,139     $1,419,550     $1,696,968
                                                           ----------     ----------     ----------

COSTS AND EXPENSES
  Cost of sales                                             1,129,955      1,164,739      1,382,509
  Selling, general and administrative                         216,257        215,058        272,145
  Restructuring charges (Note 14)                                -              -            26,640
                                                           ----------     ----------     ----------
                                                            1,346,212      1,379,797      1,681,294
                                                           ----------     ----------     ----------

OPERATING INCOME                                               67,927         39,753         15,674

OTHER INCOME (EXPENSE)
  Interest expense                                            (53,302)       (59,114)       (66,501)
  Interest income                                               3,870          2,819          2,679
  Gain on sale of Kollsman (Note 15)                            6,461           -              -
  Gain on sale of ARC Professional
    Services (Note 15)                                           -              -            12,408
  Other, net (Note 16)                                          2,523        (11,353)       (28,275)
                                                           ----------     ----------     ----------
                                                              (40,448)       (67,648)       (79,689)
                                                           ----------     ----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES                              27,479        (27,895)       (64,015)

Income tax benefit (provision) (Note 8)                       (18,700)         3,200          8,557
                                                           ----------     ----------     ----------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS
  ON EARLY RETIREMENT OF DEBT                                   8,779        (24,695)       (55,458)

Extraordinary loss on early retirement
  of debt, net of applicable income
  taxes (Note 7)                                                 -            (1,083)        (8,524)
                                                           ----------     ----------     ----------

NET INCOME (LOSS)                                               8,779        (25,778)       (63,982)

Preferred dividend requirements                                (3,165)        (3,163)        (3,163)
                                                           ----------     ----------     ----------

NET INCOME (LOSS) APPLICABLE TO COMMON
  STOCK                                                    $    5,614     $  (28,941)    $  (67,145)
                                                        ==========     ===========    ==========

Earnings (loss) per share
  Income (loss) before extraordinary item                 $      .57     $    (2.87) $    (6.07)
  Extraordinary loss on early retirement
    of debt                                                       -            (.11)       (.88)

  Net income (loss)                                       $      .57     $    (2.98)    $    (6.95)
                                            ==========  ==========  ==========

The accompanying notes are an integral part of the financial statements.

                                 SEQUA CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)
Year ended December 31,                            1995       1994      1993
--------------------------------------------      ------    -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) before income taxes                             $  27,479     $ (27,895)     $(64,015)
Adjustments to reconcile income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                                  96,485       103,974       110,061
  Provision for losses on receivables                             4,694         4,891         7,051
  Gain on sale of Kollsman                                       (6,461)         -             -
  Gain on sale of ARC Professional Services                        -             -          (12,408)
  Equity in losses of unconsolidated
    joint ventures                                                1,774         2,154         7,097
  Other items not requiring (providing) cash                     (6,501)          (79)        5,367
  Changes in operating assets and liabilities,
    net of businesses acquired and sold:
    Receivables                                                  (5,272)       18,877         1,535
    Inventories                                                 (11,408)      (13,549)       16,158
    Other current assets                                         (5,878)       28,743       (17,895)
    Accounts payable and accrued expenses                        (2,691)      (32,671)       41,531
    Other long-term liabilities                                  (9,017)       (6,952)       28,915
                                                              ---------     ---------      --------
Net cash provided by continuing operations
  before income taxes                                            83,204        77,493       123,397
Net cash provided by discontinued operations
  before income taxes (Note 18)                                   5,621        28,228         2,750
Income taxes paid, net                                           (6,565)      (10,444)       (5,111)
                                                              ---------     ---------      --------
  Net cash provided by operating activities                      82,260        95,277       121,036
                                                              ---------     ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                       (56,899)      (59,241)      (76,858)
Sale of property, plant and equipment                             9,122         8,492        29,628
Sale of businesses, net of cash sold                             57,580        57,248        76,153
Businesses purchased, net of cash acquired                      (42,659)         -             -
Purchase of minority interest in subsidiary                        -          (16,701)         -
Other investing activities                                       (2,254)      (10,139)          (53)
                                                              ---------     ---------      --------

   Net cash provided by (used for) investing
     activities                                                 (35,110)      (20,341)       28,870
                                                              ---------     ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt, net of issuance costs                         3,392         6,253       292,320
Payments of debt                                                 (8,979)      (21,214)     (165,963)
Early retirement of debt                                           -          (34,839)     (222,661)
Dividends paid                                                   (3,165)       (3,956)       (4,305)
Repurchase of accounts receivable                                  -          (45,000)      (39,000)
Proceeds from joint venture financing
  arrangement                                                     7,500        17,500          -
                                                              ---------     ---------      --------

   Net cash used for financing activities                        (1,252)      (81,256)     (139,609)
                                                              ---------     ---------      --------

Effect of exchange rate changes on cash
  and cash equivalents                                           (1,886)          195          (324)
                                                              ---------     ---------      --------
Net increase (decrease) in cash and cash
  equivalents                                                    44,012        (6,125)        9,973
Cash and cash equivalents at beginning of year                   18,655        24,780        14,807
                                                              ---------     ---------      --------
Cash and cash equivalents at end of year                      $  62,667     $  18,655      $ 24,780
                                                              =========     =========      ========

The accompanying notes are an integral part of the financial statements.

                                                 SEQUA CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                       Class A    Class B    Capital in    Cumulative
(Amounts in thousands,                   Preferred     Common     Common     Excess of     Translation    Retained      Treasury
except per share data)                     Stock        Stock      Stock     Par Value     Adjustment     Earnings       Stock
---------------------                    --------      -------    -------    ---------     ----------     --------      -------
BALANCE AT DECEMBER 31, 1992               $   797     $ 7,042      $3,873       $295,806      $(10,583)     $453,486    $ (98,755)
Net loss                                      -           -           -              -             -          (63,982)        -
Revaluation and amortization
  of restricted stock grant                   -           -           -                35          -             -             140
Exchange of common stock                      -             12         (12)          -             -             -            -
Foreign currency translation
  adjustment                                  -           -           -              -           (6,696)         -            -
Sale of foreign subsidiary                    -           -           -              -              508          -            -
Cash dividends:
  Class A - $.30 per share                    -           -           -              -             -           (1,854)        -
  Class B - $.25 per share                    -           -           -              -             -             (870)        -
  Preferred - $2.50 per share                 -           -           -              -             -           (1,581)        -
Preferred dividends in arrears
  - $2.50 per share*                          -           -           -              -             -           (1,582)        -
                                           -------     -------      ------       --------      --------      --------    ---------
Balance at December 31, 1993                   797       7,054       3,861        295,841       (16,771)      383,617      (98,615)
Net loss                                      -           -           -              -             -          (25,778)        -
Issuance and amortization
  of restricted stock grant                   -           -           -            (1,313)         -             -           1,366
Treasury stock contributed
  to pension plan                             -           -           -            (7,324)         -             -          12,047
Exchange of common stock                      -            134        (134)          -             -             -            -
Foreign currency translation
  adjustment                                  -           -           -              -           12,897          -            -
Sale of foreign subsidiary                    -           -           -              -            1,975          -            -
Cash dividends:
  Preferred - $5.00 per share                 -           -           -              -             -           (3,163)        -
                                           -------     -------      ------       --------      --------      --------    ---------
BALANCE AT DECEMBER 31, 1994                   797       7,188       3,727        287,204        (1,899)      354,676      (85,202)
Net income                                    -           -           -              -             -            8,779         -
Amortization of restricted
  stock grant                                 -           -           -              -             -             -             258
Foreign currency translation
  adjustment                                  -           -           -              -            4,906          -            -
Sale of foreign subsidiary                    -           -           -              -             (674)         -            -
Cash dividends:
  Preferred - $5.00 per share                 -           -           -              -             -           (3,165)        -
                                           -------     -------      ------       --------      --------      --------    ---------
BALANCE AT DECEMBER 31, 1995               $   797     $ 7,188      $3,727       $287,204      $  2,333      $360,290    $ (84,944)
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

                        SEQUA CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements of Sequa Corporation (the Company) include the accounts of all majority-owned subsidiaries, including those of Sequa Receivables Corp. (SRC), a special purpose corporation formed for the sale of eligible receivables. Under the terms of the Receivables Purchase Agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any distribution to the Company. At December 31, 1995 and 1994, SRC had no obligations outstanding to its creditors. All material accounts and transactions between the consolidated subsidiaries have been eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
For purposes of the Consolidated Statement of Cash Flows, the Company considers time deposits, certificates of deposit and marketable securities with original maturities of three months or less to be cash equivalents. Where the right of set-off exists, the Company has netted overdrafts with unrestricted cash and cash equivalents.

INVENTORIES AND CONTRACT ACCOUNTING
Inventories are stated at the lower of cost or market.
Non-contract related inventories are primarily valued on a first-in, first-out basis (FIFO). Inventoried costs relating to long-term contracts are stated at actual or average costs, including engineering and manufacturing labor and related overhead incurred, reduced by amounts identified with sales. The costs attributable to sales reflect the estimated costs of all items to be produced under the related contract.

PROPERTY, PLANT AND EQUIPMENT
For financial reporting purposes, depreciation and amortization are computed using the straight-line method to amortize the cost of assets over their estimated useful lives. Accelerated depreciation methods are used for income tax purposes.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (con't)

PROPERTY, PLANT AND EQUIPMENT  (con't)
     The Company periodically reviews for impairment of properties based on recoverability. If the estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than the carrying amount of the asset, then the property is written down to its fair market value.

     Upon sale or retirement of properties, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is reflected currently. Expenditures for maintenance and repairs of $42,534,000 in 1995, $43,438,000 in 1994 and $44,362,000 in 1993 were expensed as incurred, while betterments and replacements were capitalized.

EXCESS OF COST OVER NET ASSETS OF COMPANIES ACQUIRED
Excess of cost over net assets of companies acquired (goodwill) is being amortized on a straight-line basis over periods not exceeding forty years. The Company evaluates goodwill impairment at the end of each year based on recoverability measured by undiscounted estimated operating profits (i.e., pre-tax earnings before interest expense and goodwill amortization). Under this approach, the carrying value would be reduced if it is probable that management's best estimate of future operating profits during the goodwill amortization period will be less than the carrying amount of the related goodwill. The amortization charged against earnings in 1995, 1994 and 1993 was $10,716,000, $10,440,000 and $10,821,000, respectively. Accumulated amortization at December 31, 1995 and 1994 was $94,718,000 and $84,002,000, respectively.

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

DERIVATIVE FINANCIAL INSTRUMENTS
It is the Company's current policy that the treasurer has the authority to enter into interest-related derivative transactions in the amounts and for the purposes to be stipulated by the board of directors and the management executive committee. The treasurer must obtain approval from the committee prior to

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

DERIVATIVE FINANCIAL INSTRUMENTS (con't) entering into any derivative transaction. At December 31, 1995 and 1994, the Company had no interest-related derivatives outstanding.

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

     The Company accounts for interest rate options written, other complex interest-related derivative instruments, and forward foreign exchange contracts that hedge anticipated transactions under non-hedge accounting. Accordingly, the market values of these financial instruments are recorded in the Company's balance sheet at the reporting date and changes in fair values are recognized in income during the period in which the changes occur. Gains or losses on forward foreign exchange contracts that hedge foreign investments are not included in income but are recorded in the cumulative translation adjustment, a component of shareholders' equity.

ENVIRONMENTAL REMEDIATION AND COMPLIANCE
It is the Company's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Accrued environmental remediation and compliance costs include remedial investigation and feasibility studies, outside legal, consulting and remediation project management fees, projected cost of remediation activities, site closure and post-remediation monitoring costs. The potential exposure for such costs is estimated to range from $24,000,000 to $52,000,000. At December 31, 1995, the Company's balance sheet includes accruals for remediation costs of $44,521,000. These accruals are at undiscounted amounts and are primarily included in accrued expenses and other long-term liabilities. While the possibility of recovery of some of the costs from insurance companies exists, the Company does not recognize these recoveries in its financial

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

ENVIRONMENTAL REMEDIATION AND COMPLIANCE (con't) statements until they are realized. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

REVENUE RECOGNITION
Generally, sales are recorded when products are shipped or services are rendered. Long-term contracts are accounted for under the percentage-of-completion method whereby sales are primarily recognized based upon costs incurred as a percentage of estimated total costs, and gross profits are recognized under a more conservative "efforts-expended" method primarily based upon direct labor costs incurred as a percentage of estimated total direct labor costs. Changes in estimates for sales, costs and gross profits are recognized in the period in which they are determinable using the cumulative catch-up method. Any anticipated losses on contracts are charged to current operations as soon as they are determinable.

RESEARCH AND DEVELOPMENT
Research and development costs are charged to expense as incurred and amounted to approximately $15,176,000 in 1995, $14,317,000 in 1994 and $17,166,000 in 1993.

INCOME TAXES
Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities recorded for tax and financial reporting purposes.

     At December 31, 1995, the accompanying Consolidated Balance Sheet includes a deferred tax liability of $2,153,000 for the estimated income taxes that will be payable upon the anticipated future repatriation of approximately $7,100,000 of foreign undistributed earnings in the form of dividends. Provision has not been made for US or additional foreign taxes on $189,200,000 of undistributed earnings of foreign subsidiaries as those earnings are intended to be permanently reinvested. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of deferred tax liability on foreign undistributed earnings which are intended to be permanently reinvested.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

EARNINGS PER SHARE
Primary earnings per share for each of the respective years have been computed by dividing the net earnings, after deducting dividend requirements on cumulative convertible preferred stock, by the weighted average number of common and common equivalent shares outstanding during the year. The weighted average number of common and common equivalent shares for 1995, 1994 and 1993 was 9,867,000 shares, 9,722,000 shares and 9,655,000 shares, respectively.

     Fully diluted earnings per common share calculations for the assumed conversion of the cumulative convertible preferred stock were anti-dilutive in 1995, 1994 and 1993.

NOTE 2.  TRADE RECEIVABLES, NET

Sequa Receivables Corporation, a wholly owned special purpose subsidiary of the Company, has a Receivables Purchase Agreement with a group of banks, under which it is able to sell up to $45,000,000 of Company receivables without recourse through March 1997. At December 31, 1995 and 1994, all receivables sold under the agreement were repurchased. Other, net in the Consolidated Statement of Income includes discount expenses of $947,000 in 1995, $1,829,000 in 1994 and $3,136,000 in 1993 related to the sale of receivables under this agreement.

     Trade receivables at December 31, 1995 and 1994 have been reduced by allowances for doubtful accounts of $12,045,000 and $12,448,000, respectively.

NOTE 3.  UNBILLED RECEIVABLES, NET

Unbilled receivables, net consist of the following:

(Amounts in thousands)
At December 31,                                          1995          1994
------------------------------------                     ----          ----

Fixed-price contracts                                   $19,746       $32,005
Cost-reimbursement contracts                              3,856         3,683
                                                        $23,602       $35,688
                                                        =======       =======

Unbilled receivables on fixed-price contracts arise as revenues are recognized under the percentage-of-completion method. These amounts are billable at specified dates, when deliveries are made or at contract completion, which is expected to occur within one year. All amounts included in unbilled receivables are related to long-term contracts and are reduced by appropriate progress billings.

NOTE 3.  UNBILLED RECEIVABLES, NET  (con't)

     Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. These amounts are billable upon receipt of contract funding, final settlement of indirect expense rates, or contract completion.

     Allowances for estimated nonrecoverable costs are primarily to provide for losses which may be sustained on contract costs awaiting funding and for the finalization of indirect expenses. Unbilled amounts at December 31, 1995 and 1994 are reduced by allowances for estimated nonrecoverable costs of $1,616,000 and $2,723,000, respectively.

NOTE 4.  INVENTORIES

The components of inventories are as follows:

(Amounts in thousands)
At December 31,                            1995           1994
------------------------------             ----           ----

Finished goods                                       $ 67,910           $ 70,514
Work in process                                        72,600             59,716
Raw materials                                         106,627            128,488
Long-term contract costs                                9,600             14,432
Customer deposits                                     (12,974)            (3,277)
Progress payments                                       -                 (1,954)
                                                    ---------           --------
                                                      243,763            267,919
Adjustment to reduce
  carrying value to LIFO basis                         (1,637)            (1,549)
                                                     --------           --------
                                                     $242,126           $266,370
                                                     ========           ========

NOTE 5.  DISCONTINUED OPERATIONS

During 1991, the Company adopted a formal plan to divest Sequa Capital's investment portfolio and to sell a group of businesses which it classified as discontinued operations. Losses during 1995, 1994 and 1993 were charged to reserves established during 1992 and 1991 for this purpose.

     As of December 31, 1995, approximately $345,370,000 of Sequa Capital's investment portfolio had been sold, written down or otherwise disposed of since the Company adopted a formal plan to divest the portfolio. During the same period, the Company repaid approximately $367,000,000 of Sequa Capital's debt. Debt of discontinued operations at December 31, 1995 represents the accreted principal amount of the $25,000,000 in proceeds received from the non-recourse securitization of Sequa Capital's leveraged lease portfolio in 1994. The leveraged lease cash flow stream will service the payment of principal and interest until the loan is paid off. To the extent that the leveraged lease cash flow stream during the next several years is less than the amount necessary to service the debt, the loan will increase.
Subsequent to the payment of the secured indebtedness, the

NOTE 5.  DISCONTINUED OPERATIONS  (con't)

remaining investment in leveraged leases will be liquidated over time as rentals are received and residual values are realized.
Disposal activities are ongoing for other discontinued assets.

     Net assets of discontinued operations approximate net realizable value and have been classified as noncurrent. The amounts the Company will ultimately realize from the leveraged lease portfolio and other investments could differ materially from management's best estimates of their realizable value. A summary of the net assets of discontinued operations is as follows:

(Amounts in thousands)
At December 31,                                1995        1994
--------------------------------               ----        ----

Receivables, net                                         $   7,788       $  6,774
Inventories                                                  6,765          9,788
Investment in leveraged leases and
  other investments                                        159,987        163,857
Property, plant and equipment, net                           2,807          3,515
Other assets                                                11,123         10,861
                                                          --------       --------
    Total assets                                           188,470        194,795
                                                          --------       --------

Accounts payable                                             2,438          2,550
Accrued expenses                                             4,425          5,338
Debt                                                        29,528         27,029
Other long-term liabilities                                  7,188          5,483
                                                          --------       --------
    Total liabilities                                       43,579         40,400
                                                          --------       --------

Net assets of discontinued operations                     $144,891       $154,395
                                                          ========       ========


NOTE 6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following:

(Amounts in thousands)
At December 31,                           1995            1994
--------------------------------          ----            ----

Land and improvements                              $   49,792         $   51,418
Buildings and improvements                            232,570            247,590
Machinery and equipment                               714,320            731,439
Construction in progress                               26,273             23,777
                                                   ----------         ----------
                                                    1,022,955          1,054,224
Accumulated depreciation                             (526,367)          (530,074)
                                                   ----------         ----------
                                                   $  496,588         $  524,150
                                                   ==========         ==========

NOTE 7.  INDEBTEDNESS

Long-term debt is as follows:

(Amounts in thousands)
At December 31,                                               1995         1994
----------------------------------                            ----         ----

Senior unsecured notes, at 9 5/8%,
  due 1999                                                  $150,000     $150,000

Senior unsecured notes, at 8 3/4%, due 2001                  125,000      125,000

Medium-term notes, at a weighted average
  interest rate of 9.9%, payable in varying
  amounts from 1996 through 2001                             100,000      100,000

Senior subordinated notes, at 9 3/8%,
  due 2003                                                   175,000      175,000

Capital lease obligations, at weighted
  average interest rates of 9.5% and
  9.3%, respectively, payable in varying
  amounts through 2004                                        21,327       24,094

Other, at weighted average interest rates of
 5.3% and 5.6%, respectively, payable in
 varying amounts through 2004                                  8,234       27,711
                                                            --------     --------
                                                             579,561      601,805

Less current maturities                                      (16,316)     (15,231)
                                                            --------     --------

Total long-term debt                                        $563,245     $586,574
                                                            ========     ========


      In 1993, the Company entered into a $150,000,000 revolving credit agreement with a group of banks that extends through March 1997. The rate of interest payable under the agreement is, at the Company's option, a function of the prime rate or the Eurodollar rate. The agreement requires the Company to pay a facility fee at an annual rate of 0.5% of the maximum amount available under the credit line. Under the terms of the credit facility, usage of up to approximately $46,000,000 is to be secured by the stock of certain of the Company's subsidiaries.
At December 31, 1995, there were no borrowings outstanding under this facility; however, $41,527,000 of the available credit line was used for the issuance of letters of credit leaving $108,473,000 of unused credit available.

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

     The aggregate maturities of total long-term debt during the next five years are $16,316,000 in 1996, $5,316,000 in 1997,
$27,821,000 in 1998, $151,038,000 in 1999 and $5,016,000 in 2000.

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

NOTE 8.  INCOME TAXES

The components of income (loss) before income taxes were:

(Amounts in thousands)
Year ended December 31,                1995      1994       1993
---------------------------------      ----      ----       ----

Domestic                                        $(12,600)   $(60,667)    $(93,507)
Foreign                                           40,079      32,772       29,492
                                                --------    --------     --------
                                                $ 27,479    $(27,895)    $(64,015)
                                                ========    ========     ========

NOTE 8.  INCOME TAXES  (con't)

The income tax provision (benefit) consisted of:

(Amounts in thousands)
Year ended December 31,               1995       1994       1993
---------------------------------     ----       ----       ----

United States Federal
  Current                                       $    144    $  4,668     $  2,084
  Deferred                                        (3,251)    (23,064)     (19,776)
State and local                                    5,508       5,131         (119)
Foreign                                           16,299      10,065        9,254
                                                --------    --------     --------
                                                $ 18,700    $ (3,200)    $ (8,557)
                                                ========    ========     ========


The income tax provision (benefit) is different from the amount computed by applying the US Federal statutory income tax rate of 35% to income (loss) before income taxes. The reasons for this difference are as follows:


(Amounts in thousands)
Year ended December 31,               1995      1994      1993
--------------------------------      ----      ----      ----
Computed income taxes at statutory
  rate                                        $  9,618     $ (9,763)    $(22,405)
Foreign subsidiaries at different
  tax rates                                       (835)      (1,303)       3,931
State and local taxes, net of
  Federal income tax benefit                     3,580        3,883       (1,164)
Benefit from Foreign Sales
  Corporations                                  (1,296)        (670)        (767)
Book basis of assets over (under)
  tax basis                                      4,741        3,598       (2,818)
Foreign losses not benefitted                    3,106         -            -
Taxes on undistributed foreign
  earnings                                        -            -          14,000
Effect of tax rate change                         -            -          (2,012)
Other, net                                        (214)       1,055        2,678
                                               -------     --------     --------
                                               $18,700     $ (3,200)    $ (8,557)
                                               =======     ========     ========


     The deferred tax provision represents the change in deferred tax liabilities and assets from the beginning of the year to the end of the year resulting from changes in the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

NOTE 8.  INCOME TAXES  (con't)

     Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities are as follows:

(Amounts in thousands)
At December 31,                                    1995
-------------------------                  --------------------
                                           Deferred   Deferred
                                             Tax        Tax
                                           Assets   Liabilities
                                           ------   -----------
Accounts receivable allowances                         $  3,215       $   -
Inventory valuation differences                          11,156          3,560
Recognition of income on
  long-term contracts                                     3,063          5,601
Depreciation                                             11,824         59,390
Lease and finance transactions                             -           119,156
Accruals not currently deductible
  for tax purposes                                       92,256           -
Taxes on undistributed foreign earnings                    -             2,153
Tax net operating loss carryforward                      84,732           -
Tax capital loss carryforward                             1,326           -
Alternative minimum tax (AMT)
  credit carryforward                                    24,981           -
Other tax credit carryforwards                            7,817           -
All other                                                22,258         19,135
                                                       --------       --------
    Subtotal                                            262,628        208,995
Valuation allowance                                      (8,329)          -
                                                       --------       --------
Total deferred taxes                                   $254,299       $208,995
                                                       ========       ========

(Amounts in thousands)
At December 31,                                    1994
-------------------------                  --------------------
                                           Deferred   Deferred
                                             Tax        Tax
                                            Assets   Liabilities
                                            ------   -----------
Accounts receivable allowances                         $  3,196       $   -
Inventory valuation differences                          17,808          5,069
Recognition of income on
  long-term contracts                                     4,321          7,034
Depreciation                                             15,286         60,063
Lease and finance transactions                             -           105,821
Accruals not currently deductible
  for tax purposes                                       97,008           -
Taxes on undistributed foreign earnings                    -             9,632
Tax net operating loss carryforward                      67,297           -
Tax capital loss carryforward                             2,156           -
Alternative minimum tax (AMT)
  credit carryforward                                    26,661           -
Other tax credit carryforwards                            6,881           -
All other                                                21,323         18,871
                                                       --------       --------
    Subtotal                                            261,937        206,490
Valuation allowance                                     (6,075)           -
                                                       --------       --------
Total deferred taxes                                   $255,862       $206,490
                                                       ========       ========

NOTE 8.  INCOME TAXES  (con't)

    The Company has a tax capital loss carryforward of $3,788,000 at December 31, 1995 that most likely will expire unutilized in 1998. A valuation allowance has been established to reduce the deferred tax asset recorded for the capital loss carryforward to zero, to reduce the tax asset recorded for certain tax credits which may expire unutilized in 1998 through 2008 and to reduce the tax benefit for current year losses of the Company's French subsidiaries. The AMT credit carryforward does not expire and can be carried forward indefinitely. The Company has a tax net operating loss carryforward of $242,093,000 at December 31, 1995 that expires in 2006 through 2010.

     Although the Company has experienced book and tax domestic losses in the past five years, management believes that the Company will return to profitability and will be able to utilize its domestic net operating loss carryforwards before expiration through future reversals of existing taxable temporary differences and future earnings. The losses were largely attributable to loss provisions recorded during 1991 and 1992 for the Company's discontinued leasing unit, the government investigation of jet engine component repairs and repair procedures at Chromalloy's Orangeburg plant, the Chromalloy restructuring charges and the persistent difficulties of overcapacity and pricing pressure in the airline marketplace which resulted in Chromalloy -- a consistent contributor to profits in the past -- operating at a loss from 1993 through 1995. The Company has divested itself of a significant portion of Sequa Capital's assets, has downsized and restructured the Chromalloy operation, has resumed FAA repair operations at Chromalloy's Orangeburg plant and has decreased interest expense by significantly reducing debt levels.

     The Company's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions, the state of the airline industry, competitive pressures on sales and margins, and other factors beyond management's control. There can be no assurance that the Company will meet its expectations for future domestic taxable income in the carryforward period; however, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income will be sufficient to fully realize the net domestic deferred tax assets at December 31, 1995. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future domestic taxable income during the carryforward period are reduced.

NOTE 9.  ACCRUED EXPENSES

The Company's accrued expenses consisted of the following items:

(Amounts in thousands)
At December 31,                               1995         1994
-------------------------------               ----         ----
Salaries and wages                                        $ 34,675       $ 36,769
Current portion of environmental
  liabilities                                                9,500          9,500
Current portion of self-insurance
  liabilities                                                6,700          8,000
Current portion of pension liabilities                       3,312          2,140
Warranty                                                     4,347          6,434
Customer rebates                                             6,271          3,595
Legal                                                        7,335          6,151
Royalties                                                    6,083          4,808
Interest                                                     6,265          6,399
Insurance                                                    5,586          5,255
Taxes other than income                                      4,581          4,410
Other                                                       51,733         73,097
                                                          --------       --------
                                                          $146,388       $166,558
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

     The Company's weighted average borrowing rate was 9.1% during 1995 and 9.4% during 1994 and 1993. The Company's hedging activities related to interest rate swaps reduced interest expense by $3,105,000 in 1995 (or 53 basis points); $335,000 (or
5 basis points) during 1994; and $2,443,000 (or 35 basis points) during 1993. Deferred gains on terminated interest rate swaps amounted to $3,752,000 and $6,856,000 at December 31, 1995 and
1994, respectively. Amortization of such deferred gains will serve to reduce interest expense by $2,169,000, $1,524,000 and $59,000 during 1996, 1997 and 1998, respectively.

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

     Forward foreign exchange contracts are used by the Company's specialty chemicals operation in the United Kingdom to hedge anticipated but not yet committed sales and purchases to be denominated in currencies other than the pound sterling. The Company also uses forward foreign exchange contracts to hedge the portion of foreign investments expected to be repatriated in the form of dividends.

     At December 31, 1995 and 1994, the Company had forward foreign exchange contracts outstanding with notional amounts of $7,765,000 and $27,303,000, respectively. The fair value of these instruments included in the Consolidated Balance Sheet was a $50,000 liability at December 31, 1995 and a $66,000 asset at December 31, 1994. There were no interest-rate derivatives outstanding at December 31, 1995 and 1994.

     Based upon quoted market prices of the Company's publicly traded debt securities, the fair value of current and long-term debt was approximately $568,500,000 at December 31, 1995 and approximately $548,000,000 at December 31, 1994, compared with $579,561,000 and $601,805,000 included in the Consolidated Balance Sheet at December 31, 1995 and 1994, respectively.

     At December 31, 1995, the Company was contingently liable for outstanding letters of credit, not reflected in the accompanying consolidated financial statements, in the aggregate amount of $71,704,000. The Company is not currently aware of any existing conditions which would cause risk of loss relative to outstanding letters of credit. The Company was also contingently liable at December 31, 1995 for $25,000,000 in guarantees of debt owed by one of the Company's unconsolidated joint ventures. The Company believes that its unconsolidated joint venture will be able to perform under its payment obligations in connection with such guaranteed indebtedness.

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

         The status of all the Company's significant funded domestic and foreign defined benefit plans was as follows:



(Amounts in thousands)
At December 31,                           1995                    1994
--------------------------        ----------------------  --------------------

                                    Assets   Accumulated  Assets   Accumulated
                                    Exceed    Benefits    Exceed     Benefits
                                 Accumulated   Exceed   Accumulated   Exceed
                                   Benefits    Assets     Benefits    Assets
                                 ----------- ---------- ----------- ----------
Actuarial present value of
  benefit obligations:

  Vested benefit obligation                    $ 49,590    $153,191       $ 66,047     $ 96,743

  Accumulated benefit obligation                 51,006     155,553         67,978       98,846

  Projected benefit obligation                   52,417     167,128         72,798      106,442

  Plan assets at fair value                      54,119     145,575         71,931       93,076
                                               --------     -------        -------     --------

  (Excess) deficiency of assets
   over projected benefit
   obligation                                    (1,702)     21,553            867       13,366

  Unrecognized net transition asset
    (obligation)                                 (1,190)      5,190         (1,897)       6,599

  Unrecognized prior service cost                  (832)     (2,199)        (1,598)        (939)

  Unrecognized net gain (loss)                     (575)    (17,277)         3,205      (11,639)

  Adjustment needed to recognize
   minimum liability                               -          1,914           -           1,183
                                               --------     -------        -------     --------
(Prepaid pension cost) pension
   liability                                   $ (4,299)    $ 9,181        $   577     $  8,570
                                               ========     =======        =======     ========

Included in:
  Deferred charges                             $ (4,838)    $  -           $(1,106)    $   -
  Accrued expenses                                  539       2,773          1,545          595
  Other long-term liabilities                      -          6,408            138        7,975
                                               --------     -------        -------     --------
(Prepaid pension cost) pension
  liability                                    $ (4,299)    $ 9,181        $   577     $  8,570
                                               ========      ======        =======     ========

The plans' assets consist primarily of listed common stock, pooled equity funds and index funds. At December 31, 1995 and 1994, the plans' assets included
Company stock with market values of $12,480,000 and $11,927,000, respectively.

NOTE 11.   PENSION PLANS AND POSTRETIREMENT BENEFITS  (con't)

Assumptions used in the accounting for all the Company's significant funded domestic and foreign defined benefit plans were:

At December 31,                             1995    1994    1993
---------------                             ----    ----    ----

Discount rate for obligations                           7.5%       8.5%      7.5%
Rate of increase in compensation levels                 4.5%       4.5%      4.5%
Expected long-term rate of return on
  plan assets                                           9.0%       9.0%      9.0%

The periodic net pension cost of all the Company's significant funded domestic and foreign defined benefit plans includes the following components:



(Amounts in thousands)
Year ended December 31,              1995      1994       1993
----------------------------         ----      ----       ----

Service cost for benefits earned              $ 7,096      $ 8,099       $ 7,255

Interest cost on projected benefit
  obligation                                   14,908       13,807        12,532

Actual (return) loss on plan
  assets                                      (22,308)       2,539       (25,108)

Net amortization and deferral                   6,443      (17,354)       11,623
                                              -------      -------       -------
                                              $ 6,139      $ 7,091       $ 6,302
                                              =======      =======       =======


     The net amortization and deferral component of pension cost includes $7,453,000 of deferred asset gains in 1995, $16,868,000 of deferred asset losses in 1994, and $12,379,000 of deferred asset gains in 1993. These unrecognized gains and losses resulted from actual returns on plan assets differing from the expected returns on plan assets. Such deferred gains and losses are subject to amortization in future periods. Pension expense includes a curtailment gain of $612,000 in 1995 and a curtailment loss of $434,000 in 1994.

     Employees not covered by the defined benefit plans discussed above generally are covered by multiemployer plans as part of collective bargaining agreements or small local plans. Pension expense for these multiemployer plans and small local plans was not significant in the aggregate.

     The Company also has several nonfunded supplemental executive retirement plans for certain key executives. These plans provide for benefits that supplement those provided by the Company's other retirement plans. At December 31, 1995, the projected benefit obligation for these plans of $10,707,000 is included in Other long-term liabilities in the accompanying Consolidated Balance Sheet. The expense for these plans was $1,755,000 in 1995, $1,824,000 in 1994 and $1,919,000 in 1993.

Note 11.   Pension Plans and Postretirement Benefits  (con't)

     Most of the Company's domestic non-union employees are eligible to participate in the Company's 401(k) plans. Expenses recorded for the Company's matching contributions under these plans were $3,542,000 in 1995, $4,978,000 in 1994 and $7,146,000 in 1993.

     Postretirement health care and other insurance benefits are provided to certain retirees. The actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, are as follows:

(Amounts in thousands)
At December 31,                         1995      1994
---------------------                   ----      ----

Accumulated postretirement benefit
  obligation:
      Retirees                                     $1,796      $ 1,963
      Employees fully eligible                        424          272
      Other active participants                       776          633
                                                    -----        -----
        Total                                       2,996        2,868
Unrecognized prior service cost                      (299)        -
Unrecognized net gain                                 418          205
Unrecognized transition obligation                 (2,613)      (2,767)
                                                   ------      -------
Postretirement benefit liability                   $  502      $   306
                                                   ======      =======


Net periodic postretirement benefit cost includes the following components:

(Amounts in thousands)
Year ended December 31,                  1995    1994    1993
--------------------------               ----    ----    ----

Service cost for benefits earned                     $124      $138      $130
Interest cost on accumulated
  postretirement benefit obligation                   228       212       248
Amortization of net gain                              (15)       (7)       -
Amortization of transition
  obligation                                          154       153       153
                                                     ----      ----      ----
Net periodic postretirement benefit
  cost                                               $491      $496      $531
                                                     ====      ====      ====

     The accumulated postretirement benefit obligation was determined using a discount rate of 7.5%, 8.5% and 7.5% at December 31, 1995, 1994 and 1993, respectively, and an average health care cost trend rate of approximately 14% progressively decreasing to approximately 5.5% in the year 2005 and thereafter.

     Increasing the assumed health care cost trend rates by one percentage point in each year and holding all other assumptions constant would increase the accumulated postretirement benefit obligation as of December 31, 1995 by approximately $134,000 and increase the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for 1995 by approximately $20,000.

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

     At December 31, 1995, 4,460,024 shares of Sequa Class A common stock were reserved for conversion of preferred and Class
B common stock and stock options.

     The following table summarizes shares held in treasury:


At December 31,                         1995      1994      1993
--------------------                    ----      ----      ----

Class A common stock                              652,000      652,000     864,052
Class B common stock                              396,283      396,283     396,283
Preferred stock                                   163,489      163,489     163,489

     During 1994, 180,000 shares of Class A common stock in treasury were contributed to the Company's defined benefit pension plans and 32,052 shares of Class A common stock in treasury were granted to certain key employees.

Note 13.  Stock Options and Grants

The Company has incentive and nonqualified stock option plans in effect. As of December 31, 1995, only options on Class A common stock remained outstanding, exercisable and available for future grant. There were no options exercised in 1995, 1994 and 1993. Summarized data relating to stock options are as follows:


                    Year ended     Number of      Average option
Options             December 31,  Common Shares   price per share
-------             ------------  -------------   ---------------

Outstanding                   1995             292,000                  $32.18
Granted                       1995              12,200                   25.48
                              1994              15,500                   32.05
                              1993             326,300                   32.50

Cancelled or expired          1995              26,000                   33.84
                              1994              41,300                   33.06
                              1993             157,647                   63.19

Exercisable                   1995             182,867                   32.62

Available for future
 grant                        1995              66,322                     -

NOTE 13.  STOCK OPTIONS AND GRANTS  (con't)

     During 1994, 32,052 shares of the Company's Class A common stock held in treasury were granted to certain key employees. Such stock is subject to restrictions which prohibit sale or transfer by the grantee for periods of three to five years and require forfeiture by the employee in the event of employment termination within the restricted periods. The market value of the shares granted was $831,000 and is being amortized to expense over the respective periods in which the restrictions lapse. The charge to operations was $258,000 in 1995 and $53,000 in 1994. The unamortized value of the shares granted of $520,000 is included in treasury stock in the accompanying Consolidated Balance Sheet at December 31, 1995.

Note 14.  Restructuring Charges

During 1993, the Company recorded restructuring charges totaling $26,640,000 primarily related to plans adopted to reduce Chromalloy's investment in plants engaged in activities other than the repair of components for flight engines; to sell excess machinery; and to permanently reduce the number of employees in Chromalloy facilities.

NOTE 15.  ACQUISITIONS AND DISPOSITIONS

On December 29, 1995, the Company sold substantially all of the business and operating assets, excluding billed receivables, of Kollsman for cash proceeds of $49,612,000. The sale resulted in a pre-tax gain of $6,461,000. Kollsman had revenues of $97,271,000, $109,167,000 and $116,806,000 in 1995, 1994 and
1993, respectively, and operating income of $12,857,000, $10,223,000 and $8,946,000 in 1995, 1994 and 1993, respectively.
The consolidated financial statements and accompanying footnotes reflect the operating results of Kollsman as a continuing operation.

     During 1995, Chromalloy sold an OEM unit and its 51% interest in an engine overhaul business for cash proceeds aggregating $5,908,000 with one of the purchasers assuming $17,236,000 of the Company's debt. A small net loss on the sale of these two businesses was charged against restructuring reserves established in 1993 for this purpose. Also during 1995, an overseas chemicals plant was sold for cash proceeds of $2,060,000. The sale resulted in a pre-tax gain of $1,711,000 which is included in Other, net.

     In July 1995, the Company purchased two coil coating operations from Enamel Products and Plating Co. (EP&P) for $38,258,000. In connection with the acquisition, the Company entered into an operating lease with a financial institution for the rental of a metal coating line located at one of the EP&P facilities. In December 1995, the Company acquired an automobile lighter product line in Italy for $4,401,000. These acquisitions have been accounted for as purchases; accordingly, operating

NOTE 15.  ACQUISITIONS AND DISPOSITIONS  (con't)

results are included in the Consolidated Statement of Income from the date of purchase. Pro forma combined results of operations giving effect to these purchases would not vary materially from historical results.

     During 1994, three Chromalloy operations, all engaged in activities other than the repair of components for flight engines, were sold for net cash proceeds of $57,248,000. Losses on the sale of these businesses were charged against restructuring reserves established in 1993 for this purpose.

     On December 30, 1993, the Company sold the stock of ARC Professional Services for net cash proceeds of $58,313,000, and the purchaser assumed $4,524,000 of ARC Professional Services' debt. The sale resulted in a pre-tax gain of $12,408,000. ARC Professional Services had revenues of $162,606,000 and operating income of $10,699,000 in 1993. In 1993, the Company also sold Northern Can Systems' two can making plants and a small discontinued operation for cash proceeds totalling $17,840,000. No pre-tax gain or loss was recorded as a result of these sales.

     In connection with the sale of ARC Professional Services, the Company was contractually required to purchase the 7% minority interest in Atlantic Research Corporation (ARC). In January
1994, the Company purchased the minority interest at a cost of $16,701,000 which was $13,709,000 less than the book value of the net assets acquired. The excess of the book value over the cost of the minority interest acquired was allocated to the goodwill of ARC and is being amortized over the remaining life of the ARC goodwill.

NOTE 16.  OTHER, NET

Other, net includes the following income (expense) items:

(Amounts in thousands)
Year ended December 31,                      1995        1994        1993
----------------------------                 ----        ----        ----

Gain on sale of investment                  $ 2,664    $   -        $   -

Gain on sale of chemicals plant               1,711        -            -

Dividend income                               2,080        -            -

Gain on sale of land                          1,701        -            -

Amortization of capitalized
  debt costs                                 (2,145)     (2,389)      (4,158)

Equity in losses of
  unconsolidated joint ventures              (1,774)     (2,154)      (7,097)

Discount expense related to the
  sale of accounts receivable                  (947)     (1,829)      (3,136)

Mark-to-market loss on
  interest-rate derivatives                    -         (2,394)      (6,557)

Loss on sale and leaseback
  transaction                                  -           -          (3,051)

Minority interest in earnings
  of subsidiary                                -           -          (2,517)

Other                                          (767)     (2,587)      (1,759)
                                            -------    --------     --------
                                            $ 2,523    $(11,353)    $(28,275)
                                            ======     =======      =======

Note 17.  Operating Leases

Certain businesses of the Company utilize leased premises or equipment under noncancelable agreements having initial or remaining terms of more than one year. The majority of the real property leases require the Company to pay maintenance, insurance and real estate taxes. Rental expense totaled $17,826,000, $17,997,000 and $24,780,000 in 1995, 1994 and 1993, respectively.

     At December 31, 1995, future minimum lease payments under noncancelable operating leases are as follows:

(Amounts in thousands)
1996                                                 $12,357
1997                                                  10,477
1998                                                   6,690
1999                                                   4,988
2000                                                   3,600
After 2000                                            12,319
                                                     -------
                                                     $50,431
                                                   =======

NOTE 18.  SUPPLEMENTAL CASH FLOW INFORMATION

Net cash provided by discontinued operations:

(Amounts in thousands)
Year ended December 31,                        1995          1994          1993
-------------------------------                 ----          ----          ----

Changes in working capital                  $   2,160     $  (6,039)    $     (64)
Increase (decrease) in debt                     2,499        27,029       (37,432)
Investment in leasing assets                     -           (1,019)       (1,323)
Principal repayments on
  leasing assets                                3,467         6,687         1,621
Sale of leasing assets                            666         8,247        41,463
Other changes in net assets                    (3,171)       (6,677)       (1,515)
                                            ---------     ---------     ---------
                                            $   5,621     $  28,228     $   2,750
                                            =========     =========     =========

Non-cash investment activities:

     During 1994, 180,000 shares of the Company's Class A common stock, with a market value of $4,723,000, were contributed to the Company's defined benefit pension plans.

     In 1993, the Company entered into two sale and leaseback agreements related to various Chromalloy and Precoat Metals equipment. Aggregate cash proceeds from the sale of $20,845,000 have been presented as an investing activity in the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 1993. The sales resulted in a loss on one transaction of $3,051,000, which is included in 1993 in Other, net in the Consolidated Statement of Income, and a gain on the other transaction of $5,738,000. The Company entered into agreements to lease back the equipment and recorded fixed assets and capital lease obligations in the amount of $20,845,000. The $5,738,000 gain on sale has been deferred and is being amortized to income over the life of the related leaseback agreement.


Other supplemental cash flow information:


(Amounts in thousands)
Year ended December 31,                          1995          1994          1993
---------------------------                      ----          ----          ----

Interest paid                                  $53,436       $60,746       $70,052

NOTE 19.  SEGMENT INFORMATION

Sequa Corporation is a diversified industrial company that produces a broad range of products in four industry segments:
Aerospace, Machinery and Metal Coatings, Specialty Chemicals and
Other Products.

    The Aerospace segment includes three operating units:
Chromalloy Gas Turbine, ARC Propulsion and Kollsman. Chromalloy, the largest of the Company's operating units, manufactures and repairs gas turbine engine components, principally for domestic and international airlines. ARC Propulsion primarily manufactures solid rocket propulsion systems for use in tactical military weapons sold to the US Government. Kollsman, which was sold in December 1995, manufactures electronic and electro-optical systems for US military and foreign government use, avionics equipment principally sold to the general aviation market and medical diagnostic instrumentation sold to medical equipment suppliers.

    The Machinery and Metal Coatings segment is composed of Precoat Metals, Sequa Can Machinery and MEG. Precoat Metals applies polymer coatings to continuous steel and aluminum coil for the nationwide building products market and the two-piece container market. Sequa Can Machinery produces high-speed equipment to form and decorate two-piece metal cans for the worldwide container industry. MEG provides auxiliary press equipment for web offset printing for the European, North American and Asian printing markets.

    The Specialty Chemicals segment is composed of Warwick International and Sequa Chemicals. Warwick produces TAED, a bleach activator for powdered detergent laundry products sold principally in European markets. Sequa Chemicals produces a broad range of specialty chemicals primarily for national textile, paper and building products markets.

    The Other Products segment is composed of Casco Products and Northern Can Systems. Casco manufactures cigarette lighters, power outlets, and electronic monitoring devices primarily for North American automobile manufacturers. Northern Can Systems produces easy-open steel lids for the domestic and international food processing industry.

NOTE 19.  SEGMENT INFORMATION  (con't)

Operations by business segment is presented below:

(Amounts in thousands)
Year ended December 31,          1995         1994        1993
---------------------------   ----------   ----------  ----------

AEROSPACE
Sales                                    $  785,627     $  847,173     $  983,113
Operating income (loss)                      10,179        (12,777)       (40,892)
Identifiable assets                         956,120      1,078,269      1,200,782
Capital expenditures                         27,312         25,246         45,418
Depreciation and amortization                67,740         74,714         79,623

MACHINERY AND METAL COATINGS
Sales                                    $  312,891     $  261,581     $  254,680
Operating income                             32,287         28,570         25,919
Identifiable assets                         210,850        162,518        146,231
Capital expenditures                         10,062         15,035         14,984
Depreciation and amortization                 8,528          6,363          6,045

SPECIALTY CHEMICALS
Sales                                    $  243,030     $  240,170     $  214,866
Operating income                             44,394         43,265         35,781
Identifiable assets                         163,112        149,396        128,904
Capital expenditures                         14,523         14,329         11,457
Depreciation and amortization                12,123         12,344         10,819

OTHER PRODUCTS
Sales                                     $  72,591     $   70,626     $  244,309
Operating income                              7,671          6,057         18,950
Identifiable assets                          74,706         71,431         78,499
Capital expenditures                          4,393          4,336          4,794
Depreciation and amortization                 5,592          7,893          9,779

CORPORATE
Expenses                                 $  (26,604)     $ (25,362)    $  (24,084)
Identifiable assets (a)                     217,190        186,634        249,105
Capital expenditures                            609            295            205
Depreciation and amortization                 2,502          2,660          3,795

TOTALS
Sales                                    $1,414,139     $1,419,550     $1,696,968
Operating income                             67,927         39,753         15,674
Identifiable assets                       1,621,978      1,648,248      1,803,521
Capital expenditures                         56,899         59,241         76,858
Depreciation and amortization                96,485        103,974        110,061


(a)   Includes net assets of discontinued operations.
/TABLE

NOTE 19.  SEGMENT INFORMATION  (con't)

Geographic data is presented below:

(Amounts in thousands)
Year ended December 31,
                                  1995         1994         1993
-----------------------           ----         ----         ----

SALES
-----
    United States                        $1,027,390       $1,028,737      $1,307,559
    Europe                                  386,749          390,813         389,409
                                         ----------       ----------      ----------
    Total                                $1,414,139       $1,419,550      $1,696,968
                                         ==========       ==========      ==========


OPERATING INCOME
----------------
    United States                        $   57,335       $   28,561      $    6,160
    Europe                                   37,196           36,554          33,598
    Corporate expenses                      (26,604)         (25,362)        (24,084)
                                         ----------       ----------      ----------
    Total                                $   67,927       $   39,753      $   15,674

                                       ==========      ==========      ==========


At December 31,                   1995         1994         1993
-------------------               ----         ----         ----

Identifiable Assets
-------------------
    United States                        $1,089,438       $1,129,271      $1,237,066
    Europe                                  315,350          332,343         317,350
    Corporate and discontinued
      operations                            217,190          186,634         249,105
                                         ----------       ----------      ----------
    Total                                $1,621,978       $1,648,248      $1,803,521
                                         ==========       ==========      ==========


       Operating income includes all costs and expenses directly related to the segment or geographic area. Identifiable assets are those used in each segment's operation.

       No single commercial customer accounted for more than 10% of sales in any year.

Export sales were as follows:

(Amounts in thousands)
Year ended December 31,             1995         1994         1993
---------------------------         ----         ----         ----

Europe                                      $121,918         $120,288        $118,666
Far East                                      74,830           52,112          69,917
Middle East                                   15,737           18,137          32,377
Canada                                        27,241           21,962          16,758
Central and South America                     31,725           23,037          30,771
Other                                         15,680           14,816          11,474
                                            --------         --------        --------
                                            $287,131         $250,352        $279,963
                                            ========         ========        ========

The largest single contract with any one US Government agency accounted for approximately 2% of sales in 1995, 1994 and 1993. Prime and subcontracts with all government agencies accounted for approximately 11% of sales in 1995 and 1994 and approximately 22% of sales in 1993.

Note 20.  Government Investigations

During the second quarter of 1993, the Company entered into agreements with the US Attorney's Office, Southern District of New York (SDNY), and the Federal Aviation Administration (FAA) in connection with investigations begun in November 1992 by these offices and other related governmental agencies of Chromalloy's Orangeburg plant and certain of its then employees. The FAA restored the facility's FAA repair station certificate on June 10, 1993, ending the suspension of repair operations and resolving all FAA civil matters related to the Orangeburg plant. Subsequently, the US Attorney's Office, SDNY, declined to prosecute the Company in connection with its investigation.

           As a result of the investigations and the related suspension, the Company incurred direct expenses in 1993 of $12,800,000. Direct expenses included the remedial payment of $5,000,000 to the FAA, an additional $2,500,000 to cover the cost of testing engine parts seized by federal authorities, severance payments, and legal fees and expenses.

NOTE 21.  CONTINGENCIES

At December 31, 1995, the Company was contingently liable for outstanding letters of credit, not reflected in the accompanying consolidated financial statements, in the aggregate amount of approximately $71,704,000. The Company was also contingently liable at December 31, 1995 for $25,000,000 in guarantees of debt owed by one of the Company's unconsolidated joint ventures. In addition, the Company is involved in a number of claims, lawsuits and proceedings (environmental and otherwise) which arose in the ordinary course of business. Other litigation is pending against the Company involving allegations that are not routine and include, in certain cases, compensatory and punitive damage claims. Included in this other class of litigation is an arbitration proceeding that was formally commenced in 1992 to resolve a dispute between the Egyptian Air Force and Chromalloy Gas Turbine Corporation, a subsidiary of Sequa. In 1994, the arbitral tribunal issued an award of $16,250,000 plus interest in favor of Chromalloy Gas Turbine. At December 31, 1995, the Company's Consolidated Balance Sheet includes net assets of approximately $17,500,000 related to this issue. Chromalloy Gas Turbine has filed a petition in the US District Court for the District of Columbia to confirm and enforce the award. The government of Egypt has succeeded in a challenge to this award in the Court of Appeal of Cairo. Management does not believe that this will prevent the ultimate collection of the award.

           On July 11, 1995, United Technologies Corporation, through its Pratt & Whitney division, commenced an action against Chromalloy Gas Turbine Corporation in the United States District Court for the District of Delaware. The complaint seeks unspecified monetary damages (including treble and punitive damages with respect to certain

NOTE 21.  CONTINGENCIES  (con't)

claims) and injunctive relief based upon alleged breaches of certain license agreements, alleged infringement of patents and misuse of other Pratt & Whitney intellectual and intangible property. This lawsuit is in its preliminary stage and, accordingly, management cannot make an evaluation of the likely outcome at this time. Management intends to vigorously defend against all claims, which it regards as substantially lacking in merit. In this connection, on August 30, 1995, Chromalloy Gas Turbine filed its answer denying the significant allegations in such complaint, and included numerous affirmative defenses and a counterclaim against United Technologies.

           On August 29, 1995, Chromalloy Gas Turbine Corporation commenced an action against United Technologies Corporation in the District Court, 131st Judicial District, of Bexar County, Texas. This is a suit to recover monetary damages (including treble and punitive damages) and for injunctive relief based upon Chromalloy Gas Turbine's claims that United Technologies has violated the Texas Free Enterprise and Antitrust Act, and engaged in unfair competition and tortiously interfered with Chromalloy Gas Turbine's business relations. On October 2, 1995, United Technologies filed its answer denying the material allegations of the petition and raising certain affirmative defenses. On December 28, 1995, United Technologies filed counterclaims in this action seeking monetary damages and injunctive relief. Chromalloy intends to formally respond to these counterclaims in the near term. Chromalloy Gas Turbine's claims focus on allegedly illegal, exclusionary and monopolistic activities with respect to key segments of commerce in repairs for Pratt & Whitney commercial jet engines. While management cannot predict the outcome of this litigation at this time, in management's opinion, a successful outcome, including the possible award of injunctive and monetary relief to restore competition in areas of commerce now alleged to have been unlawfully foreclosed and restrained, could be favorable to the Company.

           Related to the above lawsuits, Chromalloy Gas Turbine's divisions compete for turbine engine repair business with a number of other major companies, including the original equipment manufacturers
(OEM). Such OEMs generally have obligations (contractual and otherwise) to approve vendors to manufacture components for their engines and/or perform repair services on their engines and components. Chromalloy Gas Turbine has a number of such approvals, including licensing agreements, which allow it to manufacture and repair certain components of flight engines. The loss of approval by one of the major OEMs to manufacture or repair components for such OEM's engines could have an adverse effect on Chromalloy Gas Turbine, although management believes it has certain actions available to it to mitigate the adverse effect.

           The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings referred to above

NOTE 21.  CONTINGENCIES  (con't)

cannot be estimated with any certainty. However, in the opinion of management, based on its examination of such matters, its experience to date and discussions with counsel, the ultimate outcome of these contingencies, net of liabilities already accrued in the Company's Consolidated Balance Sheet, is not expected to have a material adverse effect on the Company's consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on the Company's results of operations for that period.

NOTE 22.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Amounts in thousands, except per share)
1995 Quarter ended                          March 31      June 30     Sept. 30      Dec. 31       Year
------------------                          --------      -------     --------      -------   ----------
Sales                                                     $327,534        $357,263         $353,288        $376,054     $1,414,139
Cost of sales                                              261,511         288,716          288,328         291,400      1,129,955
Operating income                                            11,107           6,780           13,628          36,412         67,927
Net income (loss)                                         $ (1,875)       $ (6,087)        $  1,930        $ 14,811     $    8,779
                                                          ========        ========         ========        ========     ==========

Net income (loss) per share                              $   (.27)        $   (.70)       $    .12        $   1.42      $      .57
                                                          ========        ========         ========        ========     ==========

1994 Quarter ended                          March 31      June 30     Sept. 30      Dec. 31       Year
------------------                          --------      -------     --------      -------   ----------
Sales                                                     $350,982        $360,698         $330,799        $377,071     $1,419,550
Cost of sales                                              280,011         292,572          266,711         325,445      1,164,739
Operating income (loss)                                     17,006          10,568           12,732            (553)        39,753
Loss before extraordinary item                              (1,458)         (2,351)          (8,387)        (12,499)       (24,695)
Extraordinary loss                                          (1,083)           -                -               -            (1,083)
Net loss                                                  $ (2,541)       $ (2,351)        $ (8,387)       $(12,499)    $  (25,778)
                                                          ========        ========          =======        ========     ==========

Per share:
Loss before extraordinary item                           $   (.23)        $   (.33)       $   (.94)       $  (1.35)     $    (2.87)
Extraordinary loss                              (.11)         -            -            -                                     (.11)
                                                          --------        --------         --------        --------      ----------
Net loss                                                 $   (.34)        $   (.33)       $   (.94)       $  (1.35)     $    (2.98)
                                                          ========        ========         ========        ========     ==========


The following unusual items are included in the quarterly financial information:

(1)  A significant portion of the increase in operating income and net income for the fourth quarter of
     1995 is attributable to the reversal of workers' compensation insurance reserves, which were actuarially determined to be in excess of requirements.

(2)  The second quarter of 1994 includes a $4,300,000 charge related to an accounting irregularity.

(3)  The fourth quarter of 1994 includes provisions for Chromalloy inventory and other reserves which, when combined with Chromalloy's operating loss, were the causes of the Company's fourth-quarter operating loss.

Quarterly earnings per share are not additive for 1994 due to the contribution of 180,000 shares of the
Company's Class A common stock to the Company's defined benefit pension plans in September 1994.
/TABLE

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------  ----------------------------------------------------

    None.
                                              PART III

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------

          The following information is furnished pursuant to General Instruction
G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K with respect to the executive officers of the Registrant:

     Name                            Age          Position Held
     ----                            ---          -------------

Norman E. Alexander          (1)     81    Chairman of the Board, Chief
                                           Executive Officer and Director

John J. Quicke               (2)     46    President, Chief Operating
                                           Officer and Director

Stuart Z. Krinsly            (1)     78    Senior Executive Vice
                                           President - General Counsel and
                                           Director

Gerald S. Gutterman          (1)     67    Executive Vice President -
                                           Finance and Administration

Antonio L. Savoca            (3)     72    Senior Vice President -
                                           Atlantic Research Operations

Ira A. Schreger              (4)     45    Senior Vice President - Legal -
                                           Corporate Secretary

Martin Weinstein             (5)     60    Senior Vice President -
                                           Chromalloy Gas Turbine
                                           Operations

 (1) Has served in the same or similar capacity for more than the past ten years.

 (2) President and Chief Operating Officer - Sequa Corporation since March 1993; Senior Executive Vice President, Operations, - Sequa Corporation from June 1992 to March 1993; from February 1991 to June 1992, served as Vice President, Financial Services, of the Company; from 1987 to February 1991, served as Vice President, Financial Projects, of the Company. Served as Vice President and Controller of Chromalloy American Corporation (which became a subsidiary of the Company in 1987) from 1983 to 1987, and held various other positions in Chromalloy American Corporation from 1979 to 1983. Has been a director of the Company since March 1993 and is a member of the Executive Committee.

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT  (con't)
----------------------------------------------

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

 (4) Senior Vice President - Legal since October 1994; Vice President - Legal from 1991 to October 1994; Senior Associate General Counsel from 1990 to 1994; Associate General Counsel from 1988 to 1990. Has also served as Corporate Secretary of the Company since 1988. Previously, he was a partner at the law firm of Kronish, Lieb, Weiner & Hellman and before that, an associate at the law firm of Sullivan & Cromwell.

 (5) Senior Vice President - Chromalloy Gas Turbine Operations since February 1988 and Vice President since May 1987. Also serves as Chairman and Chief Executive Officer of Chromalloy Gas Turbine Corporation (since January 1987) and previously was President of the CompTech Group of Chromalloy American Corporation.


      Sequa is not aware of any family relationship among any of the above-named executive officers. Each of such officers holds his office for a term expiring on the date of the annual organization meeting of the Board of Directors, subject to the provisions of Section 5 of Article IV of the Company's By-Laws relative to removal of officers.

ITEMS 10 (IN PART) THROUGH 13
-----------------------------

      The Company intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation
14A involving the election of directors not later than 120 days after the end of its fiscal year ended December 31, 1995. Accordingly, the information required by Part III (Items 10 (concerning Sequa's directors and disclosure pursuant to Item 405 of Regulation S-K), 11, 12 and 13) is incorporated herein by reference to such definitive proxy statement in accordance with General Instruction G(3) to Form 10-K.

                                         PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
--------  --------------------------------------------------------
FORM 8-K.
---------

(a)  1.    Financial Statements:
           ---------------------

           The following consolidated financial statements are included in Part II of this Annual Report on Form 10-K:

                                                                      Page Numbers
                                                                      in this Annual
                                                                      Report on Form
                                                                             10-K
                                                                        ------------

     Report of Independent Public Accountants.                               31

     Consolidated Balance Sheet as of December 31,
     1995 and 1994.                                                          32 - 33

     Consolidated Statement of Income for the three
     years ended December 31, 1995.                                          34

     Consolidated Statement of Cash Flows for the three
     years ended December 31, 1995.                                          35

     Consolidated Statement of Shareholders' Equity for
     the three years ended December 31, 1995.                                36

     Notes to Consolidated Financial Statements.                             37 - 65


     2.    Financial Statement Schedules:
           ------------------------------

     Financial statement schedules are omitted due to the absence of conditions under which they are required.

     3.    Exhibits

Exhibit No.  (Referenced to Item 601(b) of Regulation S-K)
-----------

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

10.1 - Amended and Restated Receivables Purchase Agreement, dated as of June 24, 1993, among Sequa, Sequa Receivables Corp., Chemical Bank, Barton Capital Corporation and Westpac Banking Corporation (incorporated by reference to Exhibit 10.1 of Sequa's Report on Form 8-K, File No. 1-804, filed on July 12,
           1993); Amendments No. 1 (dated as of September 30,
           1993), No. 2 (dated as of December 1, 1993) and No. 3 (dated as of December 14, 1993) (incorporated by reference to Exhibit 10.1 of Sequa's Report on Form 10-K, File No. 1-804, for the year ended December 31, 1993, filed on March 30, 1994); Amendments No. 4 (dated as of July 1, 1994) and No. 5 (dated as of March 3,
           1995) (incorporated by reference to Exhibit 10.1 of Sequa's Report on Form 10-K, File No. 1-804, for the year ended December 31, 1994, filed on March 30, 1995); and Amendments No. 6 (dated as of May 31, 1995) and
           No. 7 (dated as of August 16, 1995) (both of which are filed herewith).

10.2 - $150 Million Amended and Restated Credit Agreement, dated as of December 14, 1993, among Sequa Corporation, The Bank of New York, The Bank of Nova Scotia, Chemical Bank, Bank of America NT & SA, Chase Manhattan Bank, N.A. and The Nippon Credit Bank, Ltd. and certain other lenders (incorporated by reference to Exhibit 10.2 of Sequa's Report on Form 10-K, File No. 1-804, for the year ended December 31, 1993, filed on March 30, 1994); Amendments No. 1 (dated as of June 13, 1994), No. 2 (dated as of December 14, 1994) and No. 3 (dated as of March 3, 1995) (incorporated by reference to Exhibit
           10.2 of Sequa's Report on Form 10-K, File No. 1-804, for the year ended December 31, 1994, filed on March 30,
           1995); and Amendment No. 4 (dated as of April 1, 1995) (filed herewith).

10.3 - Purchase Agreement, dated November 9, 1995, by and between Sequa Corporation and various Buyers, in connection with the sale of by Sequa of the assets of its Kollsman Division and its subsidiary, Kollsman Manufacturing Company (incorporated by reference to Exhibit 10.1 of Sequa's Report on Form 8-K, File
           No. 1-804, filed on January 16, 1996).

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

10.6 - Sequa's Supplemental Executive Retirement Plans I, II, and III, effective as of January 1, 1990 (incorporated by reference to Exhibit 10(c) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1990, filed on April 1, 1991) and amendments thereto (incorporated by reference to Exhibit 10(c) of Sequa's Annual Report on Form 10-K, File
           No. 1-804, for the year ended December 31, 1991, filed on March 30, 1992).

10.7 -     Management Incentive Bonus Program of Sequa for
           Corporate Executive Officers and Corporate Staff
           (Revised 1996 - Amendment No. 2) (filed herewith).

10.8 - Letter Agreements, dated May 24, 1984, by and between Norman E. Alexander and Sequa, and Stuart Z. Krinsly and Sequa (incorporated by reference to Exhibit 10(h) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1989, filed on March 30,
           1990).

                    COMPENSATORY PLANS OR ARRANGEMENTS  (con't)

10.9  -    Letter Agreements, dated April 30, 1990, by and between
           Norman E. Alexander and Sequa, and Stuart Z. Krinsly and Sequa (incorporated by reference to Exhibit 10 (h) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1990, filed on April 1,
           1991).

10.10 - Employment Agreement, dated April 1, 1993, by and between John J. Quicke and Sequa, (incorporated by reference to Exhibit 10(k) of Sequa's Annual Report on Form 10-K, File No. 1-804 for the year ended December 31, 1992 filed on March 31, 1993); and Amendment thereto, dated March 1, 1995 (incorporated by reference to Exhibit 10.11 of Sequa's Report on Form 10-K, File No. 1-804, for the year ended December 31, 1994, filed on March 30, 1995).

10.11 - Employment Agreement, dated May 6, 1991, by and between Antonio L. Savoca and Sequa, (incorporated by reference to Exhibit 10(1) of Sequa's Annual Report on Form 10-K for the year ended December 31, 1991, filed on March 30,
           1992). Amendment thereto, dated August 18, 1992 (incorporated by reference to Exhibit 10(1) of Sequa's Annual Report on Form 10-K, File No. 1-804 for the year ended December 31, 1992, filed on March 31, 1993); and Amendment thereto, dated June 10, 1993 (incorporated by reference to Exhibit 10.12 of Sequa's Report on Form 10-K, File No. 1-804, for the year ended December 31, 1993, filed on March 30, 1994).

10.12 - Employment Agreement, dated as of October 1, 1991, by and between Martin Weinstein and Chromalloy Gas Turbine Corporation, (incorporated by reference to Exhibit 10(n) of Sequa's Annual Report on Form 10-K, File No. 1-804 for the year ended December 31, 1991, filed on March 30,
           1992), Amendment thereto, dated as of June 1, 1993 (incorporated by reference to Exhibit 10.14 of Sequa's Registration Statement No. 33-50843 on Form S-1 filed on October 29, 1993) and Amendment thereto, dated as of February 23, 1995 (filed herewith).

10.13 - Executive Life Insurance Plan of Sequa, (incorporated by reference to Exhibit 10(o) of Sequa's Annual Report on
           Form 10-K, File No. 1-804 for the year ended December
           31, 1991, filed on March 30, 1992).

10.14 -    Key Employee Medical Insurance Plan of Sequa,
           (incorporated by reference to Exhibit 10(p) of Sequa's
           Annual Report on Form 10-K, File No. 1-804 for the year ended December 31, 1991, filed on March 30, 1992).

                    COMPENSATORY PLANS OR ARRANGEMENTS  (con't)

10.15 -    Exec-U-Care Medical Reimbursement Insurance Trust of
           Atlantic Research Corporation, (incorporated by reference to Exhibit 10(q) of Sequa's Annual Report on
           Form 10-K, File No. 1-804 for the year ended December
           31, 1991, filed on March 30, 1992).

10.16 -    Cafeteria Plan of Atlantic Research Corporation,
           (incorporated by reference to Exhibit 10(r) of Sequa's
           Annual Report on Form 10-K, File No. 1-804 for the year ended December 31, 1991, filed on March 30, 1992).

10.17 - Supplemental Retirement Program of Atlantic Research Corporation, (incorporated by reference to Exhibit 10(s) of Sequa's Annual Report on Form 10-K, File No. 1-804 for the year ended December 31, 1991, filed on March 30,
           1992).

10.18 - Sequa Corporation 1994 Corporate Staff Stock Award Plan (incorporated by reference to Exhibit 10.20 of Sequa's
           Report on Form 10-K, File No. 1-804, for the year ended December 31, 1994, filed on March 30, 1995).

10.19 - Sequa Corporation Management Incentive Bonus Program for Operating Divisions (Revised 1996) (filed herewith).



11.1  -    Computation of earnings per share, filed herewith.

21.1  -    List of subsidiaries of Sequa, filed herewith.

23.1  -    Consent of Independent Public Accountants, filed
           herewith.

27.1  -    Financial Data Schedule, filed herewith

    (b)    Reports on Form 8-K
           -------------------

  No Reports on Form 8-K were filed during the last quarter of 1995.

                                       SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Annual
Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SEQUA CORPORATION

Date:   March 28, 1996                      By:   /S/ GERALD S. GUTTERMAN
        ----------------                         -------------------------
                                                 Gerald S. Gutterman
                                                 Executive Vice President,
                                                 Finance and Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 1996.

By: /S/ NORMAN E. ALEXANDER                 Chairman of the Board, Chief
-----------------------------
Norman E. Alexander                           Executive Officer and Director

By:                                         President, Chief Operating Officer
-----------------------------
John J. Quicke                                and Director

By: /S/ STUART Z. KRINSLY                   Senior Executive Vice President,
-----------------------------
Stuart Z. Krinsly                             General Counsel and Director

By: /S/ GERALD S. GUTTERMAN                 Executive Vice President, Finance
-----------------------------
Gerald S. Gutterman                           and Administration

By: /S/ WILLIAM P. KSIAZEK                  Vice President and Controller
-----------------------------
William P. Ksiazek

By: /S/ALVIN DWORMAN                        Director
-----------------------------
Alvin Dworman

By: /S/ A. LEON FERGENSON                   Director
-----------------------------
A. Leon Fergenson

By: /S/ DAVID S. GOTTESMAN                  Director
-----------------------------
David S. Gottesman

By: /S/ DONALD D. KUMMERFELD                Director

-----------------------------
Donald D. Kummerfeld

By: /S/ RICHARD S. LEFRAK                   Director
-----------------------------
Richard S. LeFrak

By: /S/ FRED R. SULLIVAN                    Director
-----------------------------
Fred R. Sullivan

By:                                         Director
-----------------------------
Gerald Tsai, Jr.
/TABLE