Form 10-Q
period 1996-03-31
SEQUA CORP /DE/
filed 1996-05-14
CIK 95301

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended      March 31, 1996
                               ----------------------------
                               OR
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                    Outstanding at May 9, 1996
                                      --------------------------
Class A Common Stock, no par value            6,538,708
Class B Common Stock, no par value            3,330,780

                             SEQUA CORPORATION
                      PART I - FINANCIAL INFORMATION
                    SEQUA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
               (Amounts in thousands, except per share data)
                                (Unaudited)
                                                     For the Three Months
                                                       Ended March 31,
                                                     --------------------
                                                       1996       1995
                                                       ----       ----
SALES                                                $349,126   $327,534
                                                     --------   --------

COSTS AND EXPENSES
  Cost of sales                                       283,872    261,511
  Selling, general and adminstrative                   55,132     54,916
                                                     --------   --------
                                                      339,004    316,427
                                                     --------   --------

OPERATING INCOME                                       10,122     11,107

Other income (expense)
  Interest expense                                    (13,248)   (13,346)
  Interest income                                       1,040        872
  Other, net                                             (317)       992
                                                     --------   --------

LOSS BEFORE INCOME TAXES                               (2,403)      (375)

Income tax provision                                   (1,350)    (1,500)
                                                     --------   --------

NET LOSS                                               (3,753)    (1,875)

Preferred dividend requirements                          (791)      (791)
                                                     --------   --------

NET LOSS APPLICABLE TO COMMON STOCK                  $ (4,544)  $ (2,666)
                                                     ========   ========

LOSS PER SHARE                                       $   (.46)  $   (.27)
                                                     ========   ========

DIVIDENDS DECLARED PER SHARE
  Preferred                                          $   1.25   $   1.25




The accompanying notes are an integral part of the financial statements.

                        SEQUA CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------

SUMMARY BUSINESS SEGMENT DATA (in millions)
- -------------------------------------------
                                                     Operating
                                      Sales        Income (Loss)
                                  -------------    -------------
                                   1996    1995     1996    1995
                                   ----    ----     ----    ----
 Aerospace                        $189.0  $195.0   $  -    $(0.2)
 Machinery & Metal Coatings         79.5    52.6     4.2     6.5
 Specialty Chemicals                58.3    59.8    10.5     9.0
 Other Products                     22.3    20.1     2.2     2.6
 Corporate                            -      -      (6.8)   (6.8)
                                  -----   -----    -----   -----
          TOTAL                   $349.1  $327.5   $10.1   $11.1
                                  ======  ======   =====   =====

Sales
- -----

     Sales increased 7% in the first quarter of 1996, compared with the same period of 1995. After eliminating the contribution to 1995 sales of units that have been divested and the contribution to 1996 sales of units acquired in the second half of 1995, pro forma sales increased approximately 15% in the first quarter of 1996.

     In the Aerospace segment, sales declined 3% due entirely to absence of the sales of the Kollsman unit, which was divested in December 1995. On a pro forma basis, the combined sales of the two operations remaining in the segment, Chromalloy Gas Turbine and ARC Propulsion, increased 14% in 1996, with both operations contributing to the advance. Sales of the Gas Turbine operation advanced despite continued pricing pressure, particularly in the repair business. Repair sales advanced 15% with both commercial and military work contributing to the increase, and OEM sales rose 5%. The first quarter trend in repair volume and overall sales continued in April. ARC propulsion achieved a strong sales increase in the first quarter, as a solid advance in the sale of air bag components and increases in the MLRS, Sidewinder and MK104 Standard Missile programs, were tempered by declines in other military programs.

     Sales of the Machinery and Metal Coatings segment increased 51%, with particular strength in can machinery and a further boost from sales added through the July 1995 acquisition of two metal coatings plants. Without the revenues generated by these plants, Precoat Metals recorded slightly lower sales for the quarter --- the result of a reduced level of container business that occurred when a large customer returned some of its work in house. Can machinery sales were up sharply from 1995, due to strong demand for can decorating equipment, timing of decorating equipment shipments and the favorable market response accorded a recently introduced new bodymaker. This unit has a solid backlog

Sales  (con't)
- -----

of orders for delivery in the second quarter and throughout the year. At MEG, sales increased 35%, driven primarily by a sharp rise in the number of flying pasters sold in the 1996 quarter.

     Sales in the Specialty Chemicals segment decreased 2%, with a decline at the overseas unit partially offset by an advance at the domestic unit. The overseas unit was affected by the disposition in mid-1995 of a manufacturing facility that produced textile and bromine chemicals, and by a 3% unfavorable shift in currency exchange rates. Sales of detergent additives and sales generated by the specialty chemical distribution operation recorded modest advances when measured in local currencies. At the domestic unit advances in the specialty polymer, paper specialties and graphics product lines were tempered by lower sales of textile and paper chemicals.

     Sales of the Other Products segment advanced 11%, with both the automotive products unit and the can lid unit ahead for the period. The automotive products unit recorded a solid advance due entirely to the late 1995 acquisition of a European automobile lighter product line. Without this acquisition, sales for the 1996 quarter would have declined slightly, primarily as a result of the General Motors strike. Sales of NCS increased 13% in the 1996 quarter, as sharply higher export sales offset a small decline in domestic sales. Rental revenues at the real estate unit were down 17% chiefly due to a higher vacancy rate and lower average rent in the Clayton, Missouri office building, as well as the sale of several properties by this unit.

Operating Income
- ----------------

     Operating income for the first quarter of 1996 was down 9% compared with the same quarter of 1995. Improvements in the operating performance of Chromalloy Gas Turbine and an advance by the Specialty Chemicals segment were more than offset by several factors: substantial legal expenses related to the Pratt & Whitney litigation (Additional information about this litigation is included on pages 15 and 16 of this Quarterly Report of Form 10-Q); the absence of profits from Kollsman; and the declines in the Machinery and Metal Coatings and the Other Products segments.

     The Aerospace segment recorded a slight improvement in operating results, despite the absence of profits contributed by the Kollsman unit, which was sold in late 1995. The Chromalloy Gas Turbine operation posted a solid advance (in spite of legal expenses associated with the Pratt & Whitney litigation), as the combination of improved sales and lower internal costs began to become evident. Chromalloy's repair units recorded a significant

Operating Income  (con't)
- ----------------

improvement in profitability in the first quarter, while the OEM units registered a significantly smaller loss. In 1996, Gas Turbine's reported loss, which includes substantial litigation expenses, was reduced significantly. The ARC Propulsion unit recorded operating income on a par with the 1995 first quarter, as the benefits of increased sales and lower bid and proposal costs were offset by lower margins on solid propulsion rocket motor programs and weaker results in both advanced materials and liquid rocket motors.

     Operating income in the Machinery and Metal Coatings segment declined 36%, as the advance at the can machinery unit was more than offset by a decline at the metal coatings operation and by increased losses at the auxiliary press equipment unit. Results of the metal coatings unit reflect lower average coating line utilization, increased costs related to the recently acquired facilities and lower container sales. In addition, this unit was affected by a significant increase in prices paid for natural gas used to fuel its curing ovens. The can machinery unit recorded a strong first quarter profit advance, as a result of higher sales. Based on current backlog, management anticipates improved profits for 1996. The auxiliary press equipment unit incurred a larger loss in the first quarter of 1996, as the benefits of increased sales were more than offset by lower pricing, increased warranty costs, severance costs, and expenses related to a program to improve operating efficiencies. Management currently anticipates a gradual improvement of results at MEG over the course of 1996.

     Operating income in the Specialty Chemicals segment increased 17% as a sharp advance at the domestic unit was tempered by a small decline at the overseas unit. At the overseas unit, local currency profits from the detergent chemicals and specialty chemicals distribution operations were on a par with the year earlier level. The decline was primarily due to the disposition of the manufacturing unit in mid 1995, and a small unfavorable swing in exchange rates. At the domestic unit profits were up due to improved margins and the favorable settlement of a lawsuit.

     Operating income in the Other Products segment declined
16%, as a result of reduced profits at the automotive products unit and the real estate unit. Profits at the automotive unit reflect both lower sales caused by the General Motors strike and lower overall margins. At the NCS unit, profits were on a par with year earlier levels, as the benefit of higher sales was offset by increased manufacturing expenses. At the Centor unit, profits declined due to lower rental income.

Other, Net
- ----------

     In the first quarter of 1996, Other, net includes $0.5 million in amortization of capitalized debt costs and $1.3 million of equity in the income of unconsolidated joint ventures. In the first quarter of 1995, Other, net includes a $2.0 million gain on the sale of an investment, amortization of capitalized debt costs in the amount of $0.5 million, and $0.1 million of equity in the income of unconsolidated joint ventures.

Income Tax Provision
- --------------------

     The Company revises its effective tax rate quarterly to reflect the best current estimate of its annual effective tax rate. The effective tax rates for the first quarters of 1996 and 1995 were based upon estimated annual pre-tax foreign earnings and estimated annual pre-tax domestic losses adjusted for goodwill amortization. The effective rates also reflect the effect of a provision for state income and franchise taxes, the favorable tax treatment of earnings of the Company's foreign sales corporation and the establishment of a valuation allowance to reduce the tax benefit for losses of the Company's French subsidiaries. Separate domestic and foreign estimated annual effective tax rates were determined and applied separately to actual domestic losses and actual foreign earnings.

Liquidity
- ---------

     During the first quarter of 1996, the Company extended its revolving credit agreement (the "revolver") one year to March 31, 1998. Under the terms of the amended revolver, the maximum amount of credit available under the facility was reduced from $150.0 million to $125.0 million at the Company's request and the facility fee was reduced from an annual rate of 0.5% to 0.375% of the maximum amount available under the credit line. In early 1997, it is the Company's intention to arrange a new credit agreement with a term of at least three years.

     Management anticipates that cash flow from operations, proceeds from the divestiture of assets, the $83.4 million of credit available at May 8, 1996 under the revolving credit agreement, the $45.0 million of available financing under the Receivables Purchase Agreement, plus the $51.8 million of cash and cash equivalents on hand at March 31, 1996 will be more than sufficient to fund the Company's operations for the foreseeable future.

Backlog
- -------

     The businesses of Sequa for which backlogs are significant are the Turbine Airfoils, Caval Tool, Turbocombustor Technologies and Castings units of Chromalloy Gas Turbine, and the ARC Propulsion operations of the Aerospace segment; and the Can Machinery, MEG and Precoat Metals operations of the Machinery and Metal Coatings segment. The aggregate dollar amount of backlog in these segments at March 31, 1996 was $387.2 million ($346.4 million at December 31, 1995). There is no seasonal variation in the Company's backlog.

Environmental Liabilities
- -------------------------

     The Company's environmental department, under senior management direction, manages all activities related to the Company's involvement in environmental clean-up. This department establishes the projected range of expenditures for individual sites with respect to which the Company may be considered a potentially responsible party under applicable federal or state law. These projected expenditures, which are reviewed periodically, include: remedial investigation and feasibility studies; outside legal, consulting and remediation project management fees; the projected cost of remediation activities; site closure and post-remediation monitoring costs. The assessments take into account known conditions, probable conditions, regulatory requirements, existing technology, past expenditures, and other potentially responsible parties and their probable level of involvement. Outside legal, scientific and technical consulting services are used to support management's assessments of costs at significant individual sites.

     It is the Company's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $20 million to $48 million. At March 31, 1996, the Company's balance sheet includes accruals for remediation costs of $40.3 million. These accruals are at undiscounted amounts and are primarily included in accrued expenses and other noncurrent liabilities. While the possibility of recovery of some of the costs from insurance companies exists, the Company does not recognize these recoveries in its financial statements until they are realized. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, it is currently estimated that the Company will spend in the range of $8 million to $12 million during each of the next several years. Actual remedial expenditures for the first three months of 1996 were approximately $4.2 million.

               SEQUA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                     (Amounts in thousands)


                             ASSETS
                             ------
                                         (Unaudited)
                                          March 31, December 31,
                                            1996        1995
                                         ----------  ----------
CURRENT ASSETS
  Cash and cash equivalents             $   51,781  $   62,667
  Trade receivables (less allowances
    of $12,172 and $12,045)                256,775      255,342
  Unbilled receivables (less
    allowances of $2,089 and $1,616)        28,490      23,602
  Inventories                              242,157     242,126
  Other current assets                      34,792      37,476
                                        ----------  ----------
      Total current assets                 613,995     621,213
                                        ----------  ----------

INVESTMENTS
  Net assets of discontinued operations    148,058     144,891
  Other investments                         18,673      15,891
                                        ----------  ----------
                                           166,731     160,782
                                        ----------  ----------

PROPERTY, PLANT AND EQUIPMENT, NET         485,143     496,588
                                        ----------  ----------

OTHER ASSETS
  Excess of cost over net assets of
    companies acquired                     317,482     320,214
  Deferred charges and other                22,073      23,181
                                        ----------  ----------
                                           339,555     343,395
                                        ----------  ----------

TOTAL ASSETS                            $1,605,424  $1,621,978
                                        ==========  ==========






  The accompanying notes are an integral part of the financial statements.

               SEQUA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
            (Amounts in thousands, except share data)

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------

                                         (Unaudited)
                                          March 31, December 31,
                                            1996        1995
                                         ----------  ----------

CURRENT LIABILITIES
  Current maturities of long-term debt $    15,457  $   16,316
  Accounts payable                         107,546     123,529
  Taxes on income                           40,838      38,422
  Accrued expenses                         159,832     146,388
                                        ----------  ----------
          Total current liabilities        323,673     324,655
                                        ----------  ----------

NONCURRENT LIABILITIES
  Long-term debt                           561,615     563,245
  Deferred taxes on income                   1,627       3,521
  Other noncurrent liabilities             150,334     153,962
                                        ----------  ----------
          Total noncurrent liabilities     713,576     720,728
                                        ----------  ----------

SHAREHOLDERS' EQUITY
  Preferred stock--$1 par value,
    1,825,000 shares authorized,
    797,000 shares of $5 cumulative
    convertible stock issued in
    1996 and 1995 (involuntary
    liquidation value--$26,359
    at March 31, 1996)                         797         797
  Class A common stock--no par value,
    25,000,000 shares authorized,
    7,188,000 shares issued in 1996
    and 1995 stated at                       7,188       7,188
  Class B common stock--no par value,
    5,000,000 shares authorized,
    3,727,000 shares issued in 1996
    and 1995 stated at                       3,727       3,727
  Capital in excess of par value           287,204     287,204
  Cumulative translation adjustment         (1,607)      2,333
  Retained earnings                        355,746     360,290
                                        ----------  ----------
                                           653,055     661,539
  Less:  Cost of treasury stock             84,880      84,944
                                        ----------  ----------
    Total shareholders' equity             568,175     576,595
                                        ----------  ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                $1,605,424  $1,621,978
                                        ==========  ==========

  The accompanying notes are an integral part of the financial statements.

                                   SEQUA CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      Year Ended December 31, 1995 and period ended March 31, 1996
                              (Amounts in thousands, except per share data)


                                          Class A   Class B  Capital in    Cum.
                              Preferred   Common    Common   Excess of    Trans.   Retained     Treasury
                                Stock      Stock     Stock   Par Value     Adj.    Earnings      Stock
                              ---------   -------   -------  ----------   ------   --------     --------
Balance at December 31, 1994   $  797      $7,188   $3,727   $287,204   $ (1,899)  $354,676   $ (85,202)
Net income                       -           -        -          -          -         8,779        -
Amortization of restricted
  stock grant                    -           -        -          -          -          -            258
Foreign currency translation
 adjustment                      -           -        -          -         4,906       -           -
Sale of foreign subsidiary       -           -        -          -          (674)      -           -
Cash dividends:
  Preferred - $5.00 per share    -           -        -          -          -        (3,165)       -
                               ------      ------   ------   --------   --------   --------   ---------
Balance at December 31, 1995      797       7,188    3,727    287,204      2,333    360,290     (84,944)
Net loss                         -           -        -          -          -        (3,753)       -
Amortization of restricted
  stock grant                    -           -        -          -          -          -             64
Foreign currency translation
  adjustment                     -           -        -          -        (3,940)      -           -
Cash dividends:
  Preferred - $1.25 per share    -           -        -          -          -          (791)       -
                               ------      ------   ------   --------   --------   --------   ---------
Balance at March 31, 1996      $  797      $7,188   $3,727   $287,204   $ (1,607)  $355,746   $ (84,880)
                               ======      ======   ======   ========   ========   ========   =========





                The accompanying notes are an integral part of the financial statements.

                      SEQUA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)
                                                         For the Three Months
                                                            Ended March 31,
                                                         --------------------
                                                          1996          1995
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss before income taxes                             $ (2,403)     $   (375)
  Adjustments to reconcile loss to net cash
   provided by operating activities:
    Depreciation and amortization                        22,925        23,813
    Provision for losses on receivables                     863           538
    Equity in income of unconsolidated joint ventures    (1,292)         (117)
    Other items not requiring (providing) cash              190        (1,597)

  Changes in operating assets and liabilities,
   net of business sold:
    Receivables                                          (9,066)        8,201
    Inventories                                          (1,000)      (12,382)
    Other current assets                                  2,531        (3,422)
    Accounts payable and accrued expenses                (1,031)        5,761
    Other noncurrent liabilities                         (5,945)       (4,342)
                                                       --------      --------

  Net cash provided by continuing operations
   before income taxes                                    5,772        16,078

  Net cash provided by (used for) discontinued
   operations before income taxes                        (2,644)          873

  Income taxes refunded (paid), net                        (720)          265
                                                       --------      --------

  Net cash provided by operating activities               2,408        17,216
                                                       --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment             (11,894)      (13,332)
  Business sold                                            -            5,162
  Sale of property, plant and equipment                   1,734         1,406
  Other investing activities                                431         2,713
                                                       --------      --------

  Net cash used for investing activities                 (9,729)       (4,051)
                                                       --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                          1,078           595
  Payments of debt                                       (3,445)       (4,341)
  Dividends paid                                           (791)         (791)
                                                       --------      --------
  Net cash used for financing activities                 (3,158)       (4,537)
                                                       --------      --------

Effect of exchange rate changes on cash
 and cash equivalents                                      (407)         (278)
                                                       --------      --------

Net increase (decrease) in cash and cash equivalents    (10,886)        8,350

Cash and cash equivalents at beginning of period         62,667        18,655
                                                       --------      --------

Cash and cash equivalents at end of period             $ 51,781      $ 27,005
                                                       ========      ========

The accompanying notes are an integral part of the financial statements.

               SEQUA CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements of Sequa Corporation (the "Company") include the accounts of all majority-owned subsidiaries, including those of Sequa Receivables Corp. ("SRC"), a special purpose corporation formed for the sale of eligible receivables. Under the terms of the Receivables Purchase Agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any distribution to the Company. At March 31, 1996 and December 31, 1995, SRC had no obligations outstanding to its creditors. All material accounts and transactions between the Company's consolidated subsidiaries have been eliminated in consolidation.

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

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the Company's results for the interim periods presented. All adjustments to the March 31, 1995 and March 31, 1996 interim periods consisted of normal recurring items. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - INVENTORIES

     The inventory amounts at March 31, 1996 and December 31, 1995 were as follows:
                                           (Amounts in thousands)

                                        (Unaudited)
                                          March 31,     December 31,
                                            1996            1995
                                          --------      -----------

Finished Goods                           $  67,388        $ 66,273
Work in process                             77,404          72,600
Raw materials                              103,805         106,627
Long-term contract costs                     6,391           9,600
Customer deposits                          (12,831)        (12,974)
                                          --------        --------
                                          $242,157        $242,126
                                          ========        ========

NOTE 3 - DISCONTINUED OPERATIONS

     Net assets of discontinued operations approximate net realizable value and have been classified as noncurrent. The amounts the Company will ultimately realize from the leveraged lease portfolio and other investments could differ materially from management's best estimates of their realizable value. A summary of the net assets of discontinued operations is as follows:

                                                (Amounts in thousands)

                                              (Unaudited)
                                                March 31,   December 31,
                                                  1996          1995
                                                --------    -----------
Receivables, net                                $ 13,641     $  7,788
Inventories                                        5,346        6,765
Investment in leveraged leases and other
  investments                                    158,482      159,987
Property, plant, and equipment, net                2,703        2,807
Other assets                                      10,338       11,123
                                                --------     --------
  Total assets                                   190,510      188,470
                                                --------     --------

Accounts payable                                   2,321        2,438
Accrued expenses                                   3,968        4,425
Debt                                              29,411       29,528
Other noncurrent liabilities                       6,752        7,188
                                                --------     --------
  Total liabilities                               42,452       43,579

Net assets of discontinued operations           $148,058     $144,891
                                                ========     ========


  Debt of discontinued operations represents the accreted principal amount of the $25.0 million in proceeds received from the non-recourse securitization of Sequa Capital's leveraged lease portfolio in 1994. The leveraged lease cash flow stream will service the payment of interest and principal until the loan is paid off. To the extent that the leveraged lease cash flow stream during the next several years is less than the amount necessary to service the debt, the loan will increase.
Subsequent to the payment of the secured indebtedness, the remaining investment in leveraged leases will be liquidated over time as rentals are received and residual values are realized. Disposal activities are ongoing for other discontinued assets.

NOTE 4 - LOSS PER SHARE

  Primary losses per common share in 1996 and 1995 were computed by dividing net losses, after deducting dividend requirements on cumulative convertible preferred stock, by the weighted average number of shares of common stock outstanding during the periods. These computations were based on 9,867,000 shares for the three month periods in 1996 and 1995.

  Fully diluted loss per common share calculations for the assumed conversion of the cumulative convertible preferred stock were anti-dilutive in the first quarters of 1996 and 1995.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

                                          (Amounts in thousands)
                                               (Unaudited)
                                            Three Months Ended
                                            ------------------
                                                 March 31,
                                                 ---------
                                              1996       1995
                                              ----       ----

Net cash provided by (used for) discontinued
 operations:
  Changes in working capital                $  (4,701)  $    529
  Decrease in debt                               (117)      (117)
  Principal repayments on leasing assets        1,541      1,565
  Sale of leasing assets                           39        475
  Other changes in net assets                     594     (1,579)
                                             --------   --------
                                             $ (2,644)  $    873
                                             ========   ========

Other supplemental cash flow information:

  Interest paid was $0.1 million during the three months ended
March 31, 1996 and 1995.

                   PART II - OTHER INFORMATION
                   ---------------------------

ITEM 1 - LEGAL PROCEEDINGS

     Sequa is involved in a number of claims, lawsuits and proceedings (environmental and otherwise) which arose in the ordinary course of business. Other litigation is pending against the Company involving allegations that are not routine and include, in certain cases, compensatory and punitive damage claims. Included in this other class of litigation is an arbitration proceeding that was formally commenced in 1992 to resolve a dispute between the Egyptian Air Force and Chromalloy Gas Turbine Corporation, a subsidiary of Sequa. In 1994, the arbitral tribunal issued an award of $16.3 million plus interest in favor of Chromalloy Gas Turbine. At March 31, 1996, the Company's Consolidated Balance Sheet includes net assets of approximately $17.5 million related to this issue. Chromalloy Gas Turbine has filed a petition in the US District Court for the District of Columbia to confirm and enforce the award. The government of Egypt has succeeded in a challenge to this award in the Court of Appeal of Cairo. Management does not believe that this will prevent the ultimate collection of the award.

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

     On August 29, 1995, Chromalloy Gas Turbine Corporation commenced an action against United Technologies Corporation in the District Court, 131st Judicial District, of Bexar County, Texas. This is a suit to recover monetary damages (including treble and punitive damages) and for injunctive relief based upon Chromalloy Gas Turbine's claims that United Technologies has violated the Texas Free Enterprise and Antitrust Act, and engaged in unfair competition and tortiously interfered with Chromalloy Gas Turbine's business relations. On October 2, 1995, United Technologies filed its answer denying the material allegations of

ITEM 1 - LEGAL PROCEEDINGS  (con't)

the petition and raising certain affirmative defenses. On December 28, 1995, United Technologies filed counterclaims in this action seeking monetary damages and injunctive relief. Chromalloy Gas Turbine intends to formally respond to these counterclaims. Chromalloy Gas Turbine's claims focus on allegedly illegal, exclusionary and monopolistic activities with respect to key segments of commerce in repairs for Pratt & Whitney commercial jet engines. While management cannot predict the outcome of this litigation at this time, in management's opinion, a successful outcome, including the possible award of injunctive and monetary relief to restore competition in areas of commerce now alleged to have been unlawfully foreclosed and restrained, could be favorable to the Company.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  (A)   Exhibits

        10.1 Amendment No. 5 (dated as of March 29, 1996) to the Amended and Restated Credit Agreement, dated as of December 14, 1993, filed herewith.

        11.1   Schedule showing calculations of Primary and Fully
               Diluted Loss Per Share for the 3-month periods ended March 31, 1996 and 1995.

        27.1   Financial Data Schedule, filed herewith.

  (B)   Reports on Form 8-K

           The Registrant filed a Current Report on Form 8-K, dated January 16, 1996, in connection with the Registrant's sale of Kollsman to EL-OP U.S., Inc.

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



















May 14, 1996