Form 10-Q
period 1996-06-30
SEQUA CORP /DE/
filed 1996-08-14
CIK 95301

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended      June 30, 1996
                               ---------------------------------
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              --------------------    ----------

Commission File Number   1-804
                      ------------------------------------------

                          SEQUA CORPORATION
- -----------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

         Delaware                         13-188-5030
- ---------------------------------  ------------------------------
(State or other jurisdiction of    (I.R.S. Employer
 incorporation or organization)      Indentification No.)

200 Park Avenue, New York, New York                 10166
- -----------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (212)986-5500
                                                   --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



               Class              Outstanding at August 8, 1996
               -----              -----------------------------
Class A Common Stock, no par value        6,538,708
Class B Common Stock, no par value        3,330,780

                       PART I - FINANCIAL INFORMATION
                     SEQUA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME
                (Thousands of dollars except per share data)
                                 (Unaudited)


                                     For the Six Months  For the Three Months
                                       Ended June 30,       Ended June 30,
                                    -------------------  -------------------
                                      1996       1995       1996       1995
                                      ----       ----       ----       ----

SALES                               $710,562   $684,797   $361,436  $357,263
                                    --------   --------   --------  --------
COSTS AND EXPENSES
  Cost of sales                      572,437    550,227    288,565   288,716
  Selling, general and
   administrative                    114,982    116,683     59,850    61,767
                                    --------   --------   --------  --------
                                     687,419    666,910    348,415   350,483
                                    --------   --------   --------  --------

OPERATING INCOME                      23,143     17,887     13,021     6,780

OTHER INCOME (EXPENSE)
  Interest expense                   (26,383)   (26,649)   (13,135)  (13,303)
  Interest income                      1,957      1,627        917       755
  Other, net                           2,445        273      2,762      (719)
                                    --------   --------   --------  --------

INCOME (LOSS) BEFORE INCOME TAXES      1,162     (6,862)     3,565    (6,487)

Income tax (provision) benefit        (6,300)    (1,100)    (4,950)      400
                                    --------   --------   --------  --------

NET LOSS                              (5,138)    (7,962)    (1,385)   (6,087)

Preferred dividend requirements       (1,583)    (1,582)      (792)     (791)
                                    --------   --------   --------  --------

NET LOSS APPLICABLE TO COMMON STOCK $ (6,721)  $ (9,544)  $ (2,177) $ (6,878)
                                    ========   ========   ========  ========

LOSS PER SHARE                      $   (.68)  $   (.97)  $   (.22) $   (.70)
                                    ========   ========   ========  ========

DIVIDENDS DECLARED PER SHARE
    Preferred                       $   2.50   $   2.50   $   1.25  $   1.25




The accompanying notes are an integral part of the financial statements.

                        SEQUA CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------



SUMMARY BUSINESS SEGMENT DATA (in millions)
- -------------------------------------------

                                                     Operating
                                    Sales          Income (Loss)
                                 Year to Date      Year to Date
                               ----------------  ----------------
                                1996      1995    1996      1995
                                ----      ----    ----      ----

  Aerospace                  $  383.5  $  397.3 $   1.2   $ (6.9)
  Machinery & Metal Coatings    166.2     129.6    11.6     15.4
  Specialty Chemicals           113.7     120.8    19.3     19.1
  Other Products                 47.2      37.1     5.6      4.1
  Corporate                        -         -    (14.6)   (13.8)
                             --------  -------- ------    -----
       TOTAL                 $  710.6  $  684.8  $ 23.1   $ 17.9
                             ========  ========  ======   ======


                                                     Operating
                                    Sales           Income (Loss)
                                Second Quarter    Second Quarter
                                --------------    ---------------
                                1996      1995     1996     1995
                               ----      ----     ----     ----

  Aerospace                    $194.5   $202.3   $  1.1  $ (6.7)
  Machinery & Metal Coatings     86.7     77.0      7.4     8.9
  Specialty Chemicals            55.3     61.0      8.8    10.1
  Other Products                 24.9     17.0      3.4     1.5
  Corporate                        -        -      (7.7)   (7.0)
                               ------   ------   ------  ------
       TOTAL                   $361.4   $357.3   $ 13.0  $  6.8
                               ======   ======   ======  ======

Sales
- -----

     Overall sales increased 4% in the six months and 1% in the second quarter of 1996. Excluding the sales contributed by units divested in 1995, sales improved 12% and 8% over the respective prior year periods. Approximately 25% of the six-month increase and 40% of the three-month increase were attributable to sales generated by metal coatings and automotive products units acquired in the second half of 1995.

     Sales of the Aerospace segment declined 3% in the six months and 4% in the second quarter due to the December 1995 divestiture of the Kollsman unit. Excluding Kollsman's sales from 1995, segment sales increased approximately 13% in both 1996 periods. At the Gas Turbine unit, repair revenues and OEM sales advanced despite continued pricing pressure throughout the first half of 1996. Sales of Gas Turbine locations primarily engaged in jet engine component repair advanced 14% in the six months and 13% in the second quarter, with both commercial and military work contributing to the increases. OEM sales rose 9% and 13% in the same periods. The favorable trends in repair volume and OEM sales continued in July.

     The ARC propulsion unit (ARC) recorded solid sales increases in both 1996 periods. The increases primarily reflect strength in air bag components and small liquid rocket motors, as well as the addition of two new large military programs. These increases were partially offset by a stretch out of the Trident D-5 program and the completion of the Stinger program.

     Sales of the Machinery and Metal Coatings segment increased 28% in the six months and 13% in the second quarter of 1996, with all units ahead for the six months and the metal coatings and can machinery operations ahead in the second quarter. Sales of the metal coatings division advanced in both periods, primarily as a result of sales added through the acquisition of two coil coating lines in the third quarter of 1995. Demand from the building products market has continued to be strong in 1996, but the unit has been adversely affected by the late 1995 decision of a major container industry customer to bring a large portion of its metal coating work in house. Can Machinery sales were solidly ahead in both periods due to continued strong demand for can decorating equipment and favorable market response to a recently introduced bodymaker model. While second half sales are expected to continue to be strong, second half year-to-year comparisons are likely to be unfavorable as a result of unusually heavy shipments in the second half of 1995. Total 1996 sales for this unit; however, are currently expected to be 20-25% above 1995 levels.

Sales  (con't)

     Sales of auxiliary press equipment increased for the six months but declined in the second quarter. Six-months results primarily reflect increased sales of flying pasters, while second-quarter improvements in paster sales were more than offset by reduced sales of dryers and other equipment.

     Sales of the Specialty Chemicals segment declined 6% for the six months and 9% for the second quarter, with decreases at the overseas unit partially offset by small increases at the domestic operation. The decline at the overseas unit primarily reflects the mid-1995 disposition of a manufacturing facility that produced textile and bromine chemicals, as well as an unfavorable shift in foreign exchange rates in 1996. At the domestic unit, a small sales increase in both periods reflects a solid advance in specialty polymers tempered by softness in other major markets.

     Sales of the Other Products segment increased 27% in the six months and 46% in the second quarter. Excluding the sales contributed by the Italian automobile cigarette lighter line acquired in December 1995, sales advanced approximately 16% in the six months and 32% in the second quarter of 1996. For both periods, the automotive products unit and the can lid unit both recorded strong increases, while the real estate unit was down approximately 20%. The automotive products unit benefitted from the addition of the Italian lighter line, increases in its electronics products area, and higher domestic lighter sales. Sales of the can lid unit increased sharply in both periods, as export sales more than tripled from 1995 levels, when the unit was impacted by the economic difficulties in Mexico. In addition, the unit recorded a solid improvement in domestic sales in the second quarter. In both periods the real estate unit recorded lower revenues due to higher vacancies and lower average rents at the Clayton, Missouri office building. This unit continues to sell properties, and in July, the office building in Clayton, Missouri was sold. (See the Subsequent Event section of the Management Discussion and Analysis).

Operating Income

     Operating income increased 29% in the first six months of 1996 and 92% in the second quarter, primarily driven by improvements in the Aerospace segment.

     For both the six-months and second-quarter periods of 1996, the Aerospace segment recorded small profits; whereas in 1995 the segment reported losses in both periods. The full magnitude of the improvement in the segment is obscured by the absence in 1996 of profits generated by Kollsman. In 1995, Kollsman contributed operating income of $7.2 million for the six months and $4.7 million for the second quarter. In both 1996 periods, the Gas

Operating Income  (con't)

Turbine operation recorded substantially smaller losses than in 1995. For this unit, the benefits of improved profits from operations in 1996 and the absence of a $7.2 million downsizing charge taken in the second quarter of 1995 were partially offset by substantial legal fees - - $13.7 million in the six months and $8.5 million in the second quarter. These legal fees are related to the litigation with the Pratt & Whitney division of United Technologies (see Part II, Item 1 - Legal Proceedings for further details). On an operating basis, Chromalloy's repair units recorded significant improvements in profitability in both 1996 periods and the OEM units reported reduced losses in both periods. ARC profits also advanced in both periods, primarily a reflection of higher sales and lower bid and proposal and research and development costs.

     Operating income in the Machinery and Metal Coatings segment declined 25% in the six months and 17% in the second quarter. Advances at the can machinery unit were more than offset by declines at the metal coatings and auxiliary press equipment units. Results of the metal coatings unit reflect lower average coating line utilization, increased costs related to the recently acquired facilities, and lower container sales. In addition, results for the six months reflect a sizable increase in the cost of natural gas used to fuel coating ovens. The can machinery unit recorded strong profit advances in both periods primarily related to higher sales. At the overseas auxiliary press equipment unit, losses were higher in both periods. For the six months, the benefits of higher sales were offset by lower pricing, higher warranty costs and severance provisions. The second quarter was adversely affected by lower sales, pricing pressures, higher warranty costs, and severance costs.

     Operating income in the Specialty Chemicals segment increased 2% for the six months but declined 12% in the second quarter. The overseas unit was down in both periods, while the domestic unit was ahead in both periods. Results at the overseas unit were unfavorably affected by several factors: an unfavorable foreign exchange rate shift; lower margins; the absence of profits from the unit divested in mid-1995; and poor performance at one of the European chemical distribution units. At the domestic unit, profits advanced sharply against weak 1995 performance. Both periods benefitted from increased sales in specialty polymers and improved margins. The six-month period was also impacted by the favorable settlement of a lawsuit.

     Operating income in the Other Products segment increased in both periods, with all three units contributing to the advances.

Operating Income  (con't)

At the automotive products unit, profits advanced in both periods primarily as a result of increased domestic sales, as well as by the late 1995 addition of a new lighter line in Italy. At the can lid unit, improved results primarily were derived from higher sales. At the real estate unit, lower professional fees and property taxes more than offset the impact of lower rental revenue in both periods.

Other, Net
- ----------

     In the second quarter of 1996, Other, net includes $3.0 million of income from a settlement with the counterparty to interest-rate derivative transactions entered into in prior years. Other, net includes charges of $1.1 million for amortization of capitalized debt costs in the six-month periods of 1996 and 1995, and $0.5 million in the three-month periods of 1996 and 1995. Other, net also includes $2.3 million and $1.0 million, respectively, of equity income from unconsolidated joint ventures during the six-month and three-month periods of 1996 and $0.4 million and $0.5 million, respectively, of equity losses from unconsolidated joint ventures during the six-month and three-month periods of 1995.

Income Tax Provision
- --------------------

     The Company revises its effective tax rate quarterly to reflect the best current estimate of its annual effective tax rate. The effective tax rates for the six-month periods of 1996 and 1995 were based upon estimated annual pre-tax foreign earnings and estimated annual pre-tax domestic losses adjusted for goodwill amortization. The effective rates also reflect the effect of a provision for state income and franchise taxes, the favorable tax treatment of earnings of the Company's foreign sales corporation and the establishment of a valuation allowance to reduce the tax benefit for losses of the Company's French subsidiaries. Separate domestic and foreign estimated annual effective tax rates were determined and applied separately to actual domestic losses and actual foreign earnings. The tax (provision) benefit for the second quarters of 1996 and 1995 represent the difference between the year-to-date tax provisions recorded as of June 30, 1996 and 1995 and the amounts reported for the first quarters of 1996 and 1995.

Liquidity
- ---------

     During the first quarter of 1996, the Company extended its revolving credit agreement (the "revolver") one year to March 31, 1998. Under the terms of the amended revolver, the maximum amount of credit available under the facility was reduced from $150.0 million to $125.0 million at the Company's request and

Liquidity  (con't)
- ---------

the facility fee was reduced from an annual rate of 0.5% to 0.375% of the maximum amount available under the credit line. Management anticipates that cash flow from operations, proceeds from the divestiture of assets, the $83.4 million of credit available at August 8, 1996 under the revolving credit agreement, the $45.0 million of available financing under the Receivables Purchase Agreement, plus the $70.0 million of cash and cash equivalents on hand at June 30, 1996 will be more than sufficient to fund the Company's operations for the foreseeable future.

Backlog
- -------

     The businesses of Sequa for which backlogs are significant are the Turbine Airfoils, Caval Tool and Castings units of Gas Turbine, and the ARC Propulsion operations of the Aerospace segment, and the Can Machinery and MEG operations of the Machinery and Metal Coatings segment. The aggregate dollar amount of backlog in these segments at June 30, 1996 was $395.1 million ($330.4 million at December 31, 1995). There is no seasonal variation in the Company's backlog.

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

     It is the Company's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $18 million to $46 million. At June 30, 1996, the Company's balance sheet includes accruals for

Environmental Matters (con't)
- ---------------------

remediation costs of $38.2 million. These accruals are at undiscounted amounts and are primarily included in accrued expenses and other noncurrent liabilities. While the possibility of recovery of some of the costs from insurance companies exists, the Company does not recognize these recoveries in its financial statements until they are realized. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, it is currently estimated that the Company will spend in the range of $8 million to $12 million during each of the following several years. Actual remedial expenditures for the first six months of 1996 were approximately $6.3 million.

Subsequent Event
- ----------------

     On July 2, 1996, the Company sold the Chromalloy Plaza Building, an 18-story office building in Clayton, Missouri, for net cash proceeds of $11.3 million. The sale, which will not have a significant impact on the Company's future operating income, resulted in a pre-tax gain of $8.6 million.

              SEQUA CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET
                    (Amounts in thousands)


                            ASSETS

                                        (Unaudited)
                                         June 30,    December 31,
                                           1996          1995
                                      ------------   -----------
CURRENT ASSETS
  Cash and cash equivalents            $   69,989    $   62,667
  Trade receivables (less allowances of
    $11,450 and $12,045)                  264,189       255,342
  Unbilled receivables (less allowances
    of $2,250 and $1,616)                  22,971        23,602
  Inventories                             226,035       242,126
  Other current assets                     31,459        37,476
                                       ----------    ----------
          Total current assets            614,643       621,213
                                       ----------    ----------

INVESTMENTS

  Net assets of discontinued operations   143,357       144,891
  Other investments                        17,978        15,891
                                       ----------    ----------
                                          161,335       160,782
                                       ----------    ----------

PROPERTY, PLANT AND EQUIPMENT, NET        478,908       496,588
                                       ----------    ----------

OTHER ASSETS
  Excess of cost over net assets of
    companies acquired                    314,017       320,214
  Deferred charges and other               21,560        23,181
                                       ----------    ----------
                                          335,577       343,395
                                       ----------    ----------

TOTAL ASSETS                           $1,590,463    $1,621,978
                                       ==========    ==========


The accompanying notes are an integral part of the financial statements.

               SEQUA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
            (Amounts in thousands, except share data)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                       (Unaudited)
                                        June 30,    December 31,
                                          1996          1995
                                       ----------   -----------

CURRENT LIABILITIES
 Current maturities of long-term debt $    4,402  $    16,316
 Accounts payable                        108,390      123,529
 Taxes on income                          45,165       38,422
 Accrued expenses                        156,027      146,388
                                      ----------   ----------
   Total current liabilities             313,984      324,655
                                      ----------   ----------

NONCURRENT LIABILITIES
 Long-term debt                          560,040      563,245
 Deferred taxes on income                  3,724        3,521
 Other noncurrent liabilities            145,735      153,962
                                      ----------   ----------
                                         709,499      720,728
                                      ----------   ----------

SHAREHOLDERS' EQUITY
 Preferred stock--$1 par value,
  1,825,000 shares authorized,
  797,000 shares of $5 cumulative
  convertible stock issued in 1996
  and 1995 (involuntary
  liquidation value--$26,359 at
  June 30, 1996)                             797          797
 Class A common stock--no par value,
  25,000,000 shares authorized,
  7,188,000 shares issued in 1996
  and 1995 stated at                       7,188        7,188
 Class B common stock--no par value,
  5,000,000 shares authorized,
  3,727,000 shares issued in 1996
  and 1995 stated at                       3,727        3,727
 Capital in excess of par value          287,256      287,204
 Cumulative translation adjustment          (824)       2,333
 Retained earnings                       353,569      360,290
                                      ----------   ----------
                                         651,713      661,539
 Less:  Cost of treasury stock            84,733       84,944
                                      ----------   ----------
   Total shareholders' equity            566,980      576,595
                                      ----------   ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
  equity                              $1,590,463   $1,621,978
                                      ==========   ==========

The accompanying notes are an integral part of the financial statements.
/TABLE

                               SEQUA CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   YEAR ENDED DECEMBER 31, 1995 AND PERIOD ENDED JUNE 30, 1996
                          (Amounts in thousands, except per share data)

                                       Class A Class B  Capital in    Cum.
                             Preferred Common  Common   Excess of    Trans.   Retained   Treasury
                               Stock    Stock   Stock   Par Value     Adj.    Earnings    Stock
                               -----   ------- -------  ----------   ------   --------   --------

Balance at December 31, 1994   $  797  $7,188  $3,727   $287,204   $ (1,899)  $354,676 $ (85,202)
Net income                       -       -       -          -          -         8,779      -
Amortization of restricted
 stock grant                     -       -       -          -          -          -          258
Foreign currency translation
 adjustment                      -       -       -          -         4,906       -         -
Sale of foreign subsidiary       -       -       -          -          (674)      -         -
Cash dividends:
 Preferred - $5.00 per share     -       -       -          -          -        (3,165)     -
                               ------  ------  ------   --------   --------   -------- ---------
Balance at December 31, 1995   $  797  $7,188  $3,727   $287,204   $  2,333   $360,290 $ (84,944)
Net Loss                         -       -       -          -          -        (5,138)     -
Stock grants forfeited           -       -       -           307       -          -         (401)
Stock options exercised          -       -       -          (255)      -          -          491
Amortization of restricted
 stock grant                     -       -       -          -          -          -          121
Foreign currency translation
 adjustment                      -       -       -          -        (3,157)      -         -
Cash dividends:
 Preferred - $2.50 per share     -       -       -          -          -        (1,583)     -
                               ------  ------  ------   --------   --------   -------- ---------

Balance at June 30, 1996       $  797  $7,188  $3,727  $ 287,256   $   (824)  $353,569 $ (84,733)

                               ======  ======  ======  =========   ========   ======== =========

             The accompanying notes are an integral part of the financial statements

                      Sequa Corporation and Subsidiaries
                     Consolidated Statement of Cash Flows
                            (Amounts in thousands)
                                  (Unaudited)
                                                           For the Six Months
                                                             Ended June 30,
                                                           ------------------
                                                            1996       1995
                                                            ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) before income taxes                    $    1,162    $ (6,862)

  Adjustments to reconcile income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                        45,854      49,191
      Provision for losses on receivables                   1,677       1,643
      Equity in (income) losses of unconsolidated
        joint ventures                                     (2,277)        430
      Other items not requiring (providing) cash              208      (2,998)

  Changes in operating assets and liabilities,
    net of business sold:
      Receivables                                         (12,229)      5,441
      Inventories                                          14,705     (13,948)
      Other current assets                                  5,024      (6,187)
      Accounts payable and accrued expenses                (3,377)     (3,038)
      Other noncurrent liabilities                         (9,279)     (5,245)
                                                         --------    --------

  Net cash provided by continuing operations
    before income taxes                                    41,468      18,427
  Net cash provided by discontinued
    operations before income taxes                          1,738       3,395
  Income taxes refunded, net                                  241       1,973
                                                         --------    --------
    Net cash provided by operating activities              43,447      23,795
                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment               (24,114)    (28,744)
  Business sold                                              -          5,162
  Sale of property, plant and equipment                     1,878       5,919
  Other investing activities                                1,291          53
                                                         --------    --------
    Net cash used for investing
      activities                                          (20,945     (17,610)
                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                            1,271       2,169
  Payments of debt                                        (15,509)     (5,796)
  Dividends paid                                           (1,583)     (1,582)
  Proceeds from exercise of stock options                     150        -
                                                         --------    --------
    Net cash used for financing activities                (15,671)     (5,209)
                                                         --------    --------

Effect of exchange rate changes on cash
  and cash equivalents                                        491        (447)
                                                         --------    --------

Net increase in cash and cash equivalents                   7,322         529

Cash and cash equivalents at beginning of period           62,667      18,655
                                                         --------    --------

Cash and cash equivalents at end of period               $ 69,989    $ 19,184
                                                         ========    ========

The accompanying notes are an integral part of the financial statements.

               SEQUA CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements of Sequa Corporation (the "Company") include the accounts of all majority-owned subsidiaries including those of Sequa Receivables Corp. ("SRC"), a special purpose corporation formed for the sale of eligible receivables. Under the terms of the receivables purchase agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any distribution to the Company. At June 30, 1996 and December 31, 1995, SRC had no obligations outstanding to its creditors. All material accounts and transactions between the Company's consolidated subsidiaries have been eliminated in consolidation.

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

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the Company's results for the interim periods presented. Except for a $7.2 million charge recorded by Chromalloy Gas Turbine during the second quarter of 1995 for severance and plant closings, such adjustments consisted of normal recurring items. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - INVENTORIES

     The inventory amounts at June 30, 1996 and December 31, 1995 were as follows:

                                    (Thousands of Dollars)
                               (Unaudited)
                              June 30, 1996   December 31, 1995
                             --------------   -----------------
Finished Goods                 $  69,339          $ 66,273
Work in process                   75,135            72,600
Raw materials                     84,869           106,627
Long-term contract costs           7,148             9,600
Progress payments                (10,456)          (12,974)
                                --------          --------
                                $226,035          $242,126
                                ========          ========

NOTE 3 - LOSSES PER SHARE

     Primary losses per common share in 1996 and 1995 were computed by dividing net losses, after deducting dividend requirements on cumulative convertible preferred stock, by the weighted average number of shares of common stock outstanding during the periods. These computations were based on 9,867,000 shares for the six and three month periods in 1996 and 1995.

     Fully diluted losses per common share calculations for the assumed conversion of the cumulative convertible preferred stock were anti-dilutive in both the six-month and three-month periods of 1996 and 1995.

                   PART II - OTHER INFORMATION
                   ---------------------------

ITEM 1 - LEGAL PROCEEDINGS
         -----------------

     Sequa is involved in a number of claims, lawsuits and proceedings (environmental and otherwise) which arose in the ordinary course of business. Other litigation is pending against the Company involving allegations that are not routine and include, in certain cases, compensatory and punitive damage claims. Included in this other class of litigation is an arbitration proceeding that was formally commenced in 1992 to resolve a dispute between the Egyptian Air Force and Chromalloy Gas Turbine Corporation, a subsidiary of Sequa. In 1994, the arbitral tribunal issued a net award of $16.3 million plus interest in favor of Chromalloy Gas Turbine. At June 30, 1996, the Company's Consolidated Balance Sheet includes net assets of approximately $17.5 million related to this issue. Chromalloy Gas Turbine has filed a petition in the US District Court for the District of Columbia to confirm and enforce the award. The government of Egypt has succeeded in a challenge to this award in the Court of Appeal of Cairo. Notwithstanding that Egyptian court decision, the U.S. District Court recently granted Chromalloy Gas Turbine's enforcement petition. The district court's decision could be appealed by the Egyptian government to the U.S. Court of Appeals for the D.C. Circuit.

     On July 11, 1995, United Technologies Corporation, through its Pratt & Whitney division, commenced an action against Chromalloy Gas Turbine Corporation in the United States District Court for the District of Delaware. The complaint seeks unspecified monetary damages (including treble and punitive damages with respect to certain claims) and injunctive relief based upon alleged breaches of certain license agreements, alleged infringement of patents and misuse of other Pratt & Whitney intellectual and intangible property. This lawsuit is in its preliminary stage and, accordingly, management cannot make an evaluation of the likely outcome at this time. Management intends to vigorously defend against all claims, which it regards as substantially lacking in merit. In this connection, on August 30, 1995, Chromalloy Gas Turbine filed its answer denying the significant allegations in such complaint, and included numerous affirmative defenses and a counterclaim against United Technologies. Since the filing of its answer, Chromalloy Gas Turbine has added additional counterclaims against United Technologies.

     On August 29, 1995, Chromalloy Gas Turbine Corporation commenced an action against United Technologies Corporation in the District Court, 131st Judicial District, of Bexar County, Texas. This is a suit to recover monetary damages (including treble and punitive damages) and for injunctive relief based upon Chromalloy Gas Turbine's claims that United Technologies has

ITEM 1 - LEGAL PROCEEDINGS  (con't)
         -----------------

violated the Texas Free Enterprise and Antitrust Act. On October 2, 1995, United Technologies filed its answer denying the material allegations of the petition and raising certain affirmative defenses. On December 28, 1995, United Technologies filed counterclaims in this action seeking monetary damages and injunctive relief. Both parties have amended their pleadings during the course of discovery. The trial is currently scheduled to commence on August 19, 1996. Chromalloy Gas Turbine's claims focus on allegedly illegal, exclusionary and monopolistic activities with respect to key segments of commerce in repairs for Pratt & Whitney commercial jet engines. While management cannot predict the outcome of this litigation at this time, in management's opinion, a successful outcome, including the possible award of injunctive and monetary relief to restore competition in areas of commerce now alleged to have been unlawfully foreclosed and restrained, could be favorable to the Company.

     Related to the above lawsuits, Chromalloy Gas Turbine's divisions compete for turbine engine repair business with a number of other major companies, including the original equipment manufacturers (OEM). Such OEM's generally have obligations (contractual and otherwise) to approve vendors to manufacture components for their engines and/or perform repair services on their engines and components. Chromalloy Gas Turbine has a number of such approvals, including licensing agreements, which allow it to manufacture and repair certain components of flight engines. The loss of approval by one of the major OEMs to manufacture or repair components for such OEM's engines could have an adverse effect on Chromalloy Gas Turbine, although management believes it has certain actions available to it to mitigate the adverse effect.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     The Annual Meeting of Stockholders of Sequa Corporation was held on May 16, 1996, for the purpose of electing directors and approving the appointment of independent public accountants. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

     All of management's nominees for directors, as listed in the proxy statement, were elected with the following vote:

  Name of Nominee           Votes For    Votes Withheld

Norman E. Alexander        37,359,706       1,040,075
Alvin Dworman              37,363,411       1,036,370
A. Leon Fergenson          37,360,399       1,039,382
David S. Gottesman         37,366,536       1,033,245
Stuart Z. Krinsly          37,360,328       1,039,453
Donald D. Kummerfeld       37,368,058       1,031,723
Richard S. LeFrak          37,366,416       1,033,365
John J. Quicke             37,368,361       1,031,420
Michael I. Sovern          37,368,123       1,031,658
Fred R. Sullivan           37,359,864       1,039,917
Gerald Tsai, Jr.           37,365,767       1,034,014


  The appointment of Arthur Andersen LLP as independent public accountants was approved by the following vote:

  Votes For              Votes Against    Votes Abstaining
  37,847,615                544,503            7,663


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

       (A) Exhibits

           11.1 Schedule showing calculations of Primary and Fully Diluted Loss Per Share for the six-month and three-month periods ended June 30, 1996 and 1995.

           27.1   Financial Data Schedule, filed herewith.

       (B) Reports on Form 8-K

           No report on Form 8-K was filed during the three-month period ended June 30, 1996.

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












August 14, 1996