Form 10-Q
period 1996-09-30
SEQUA CORP /DE/
filed 1996-11-14
CIK 95301

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended      September 30, 1996
                               ---------------------------------
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ----------

Commission File Number   1-804
                       -----------------------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class               Outstanding at November 1, 1996
              -----               -------------------------------
Class A Common Stock, no par value        6,568,941
Class B Common Stock, no par value        3,330,780

                         PART I - FINANCIAL INFORMATION
                       SEQUA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  (Thousands of dollars except per share data)
                                   (Unaudited)

                                       For the Nine Months For the Three Months
                                       Ended September 30,  Ended September 30,
                                       ------------------- --------------------
                                         1996       1995       1996      1995
                                         ----       ----       ----      ----

SALES                                $1,078,285  $1,038,085  $367,723  $353,288
                                     ----------  ----------  --------  --------
COSTS AND EXPENSES
  Cost of sales                         870,171     838,555   297,734   288,328
  Selling, general and
    administrative                      177,789     168,015    62,807    51,332
                                     ----------  ----------  --------  --------
                                      1,047,960   1,006,570   360,541   339,660
                                     ----------  ----------  --------  --------

OPERATING INCOME                         30,325      31,515     7,182    13,628

OTHER INCOME (EXPENSE)
  Interest expense                      (39,305)    (39,870)  (12,922)  (13,221)
  Interest income                         3,130       3,113     1,173     1,486
  Other, net                             10,161       3,710     7,716     3,437
                                     ----------  ----------  --------  --------

INCOME (LOSS) BEFORE INCOME TAXES         4,311      (1,532)    3,149     5,330

Income tax provision                     (6,600)     (4,500)     (300)   (3,400)
                                     ----------  ----------  --------  --------

INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM                                   (2,289)     (6,032)    2,849     1,930

Extraordinary loss on early
  retirement of debt, net of
    applicable income taxes                (369)       -         (369)     -
                                     ----------  ----------  --------  --------

NET INCOME (LOSS)                        (2,658)     (6,032)    2,480     1,930

Preferred dividend requirements          (2,346)     (2,373)     (763)     (791)
                                     ----------  ----------  --------  --------

NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCK                       $   (5,004) $   (8,405) $  1,717   $ 1,139
                                     ==========  ==========  ========  ========

EARNINGS (LOSS) PER SHARE
  Income (loss) before extraordinary
    item                              $    (.47) $    (.85)  $    .21 $    .12
  Extraordinary loss on early
    retirement of debt                     (.04)        -        (.04)     -
                                      ---------   ---------  -------- --------

  Net income (loss)                   $    (.51) $    (.85)  $    .17 $    .12
                                      =========  =========   ======== ========

DIVIDENDS DECLARED PER SHARE
  Preferred                           $    3.75  $    3.75   $   1.25 $   1.25

The accompanying notes are an integral part of the financial statements.

                        SEQUA CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------


SUMMARY BUSINESS SEGMENT DATA (in millions)
-------------------------------------------

                                                    Operating
                                   Sales          Income (Loss)
                                Year to Date       Year to Date
                              ----------------   ----------------
                                1996      1995     1996     1995
                                ----      ----     ----     ----
  Aerospace                  $  581.8  $  589.8 $  (3.6)  $ (7.3)
  Machinery & Metal Coatings    259.7     214.0    19.9     24.5
  Specialty Chemicals           166.1     180.8    27.6     29.5
  Other Products                 70.7      53.5     8.2      5.7
  Corporate                        -         -    (21.8)   (20.9)
                             --------  --------  ------    -----
       TOTAL                 $1,078.3  $1,038.1  $ 30.3   $ 31.5
                             ========  ========  ======   ======

                                                     Operating
                                    Sales           Income (Loss)
                                 Third Quarter     Third Quarter
                                --------------    ---------------
                                1996      1995     1996     1995
                                ----      ----     ----     ----
  Aerospace                    $198.2   $192.4   $ (4.8) $ (0.4)
  Machinery & Metal Coatings     93.5     84.4      8.3     9.1
  Specialty Chemicals            52.4     60.0      8.3    10.4
  Other Products                 23.6     16.5      2.6     1.5
  Corporate                        -        -      (7.2)   (7.0)
                               -----    -----    ------  ------
       TOTAL                   $367.7   $353.3   $  7.2  $ 13.6
                               ======   ======   ======  ======

Sales
-----

   Overall sales increased 4% for both the nine-month and three-month periods. After excluding the sales generated by units divested in 1995, sales increased 13% for the nine months and 10% for the three months of 1996. For each period, approximately 20% of the proforma increase was attributable to sales generated by metal coatings and automotive products units acquired in the second half of 1995.

   Sales of the Aerospace segment declined 1% for the nine months, and advanced 3% for the third quarter. After excluding from 1995 the sales of Kollsman, which was sold in December 1995, segment sales increased 14% for both 1996 periods, with the two remaining units contributing to the increases. At the Gas Turbine unit, both repair revenues and OEM sales advanced. Sales of Gas Turbine locations primarily engaged in jet engine component repair advanced 14% in the nine months and 15% in the third quarter, with strong demand from both commercial and military customers. Similarly, sales to the original equipment makers rose 13% in the nine months and 22% in the third quarter. The favorable trend in repair volume continued in October. ARC propulsion sales increased in both periods, as advances in air bag component sales, revenues from two new military programs, and increased sales of a small liquid rocket motor more than offset reduced sales of Trident D-5 and ATACM motors.

   Sales of the Machinery and Metal Coatings segment increased 21% for the nine months and 11% for the third quarter of 1996, with all units ahead in both periods. Sales of the metal coatings division advanced in both periods, primarily through the addition of three coil coating lines acquired in the third quarter of 1995. Although demand from the building products market has been strong in 1996, the unit continues to be unfavorably affected by the late-1995 decision of a major container customer to bring a large portion of its metal coating work in house. Can machinery sales were solidly ahead in both periods. For the nine months, continued strong demand for can decorating equipment and six-to-eight color upgrade kits and favorable market response to a recently introduced line of bodymakers fueled the increase. In the third quarter, the increase was primarily driven by increased sales of bodymakers, six-to-eight color decorators, and spare parts. Fourth quarter sales are expected to continue to be strong, although comparison with the same period of 1995 is likely to be unfavorable, since shipments were unusually heavy in late 1995. Total 1996 sales for this unit, are currently expected to be 20-25% ahead of 1995. Sales of auxiliary press equipment increased in both periods, as solid improvements in sales of flying pasters more than offset reduced sales of dryers and other equipment.

Sales (con't)
-----

   Sales of the Specialty Chemicals segment declined 8% for the nine months and 13% for the third quarter. For the nine months, a decline at the overseas unit was partially offset by a small increase at the domestic operation. In the third quarter, both units reported lower sales. The year-to-date decline at the overseas unit primarily reflects three factors: the mid-1995 disposition of a manufacturing facility; lower sales of TAED products; and reduced sales at the chemical distribution units, while the third quarter decline primarily reflects the latter factors. This sales pattern is anticipated to continue through at least the fourth quarter of 1996. At the domestic unit, the year-to-date sales increase reflects improvement in specialty polymers, partially offset by small declines in textile and graphic chemicals and by lower export sales. The decline in the third quarter sales reflects reductions in textile chemicals and specialty polymers, as well as lower sales to the export market, partially offset by improved paper chemical sales.

   Sales of the Other Products segment increased 32% in the nine months and 44% in the third quarter. After excluding the sales contributed by the Italian automobile cigarette lighter line acquired in December 1995, sales advanced approximately 20% in the nine months and 30% in the third quarter of 1996. For both periods, the automotive products unit and the can lid unit recorded strong increases, while revenues from the real estate unit were down. The automotive products unit benefitted from the addition of the Italian lighter line, increases in its electronics products area, and higher domestic power outlet, lighter and aftermarket sales. Sales of the can lid unit increased sharply in both periods, as export sales more than tripled from 1995 levels, and domestic sales advanced sharply. Can lid sales are expected to continue to show strong growth in the fourth quarter. The real estate unit recorded lower revenues in both periods primarily due to the July 1996 sale of its largest property, an office building in Clayton, Missouri.

Operating Income
----------------

   Operating income declined 4% in the nine months of 1996 and 47% in the third quarter. The declines were due to two factors: the high level of expense related to the Company's litigation with the Pratt & Whitney unit of United Technologies (UTC) (See
Part II, Item 1 - Legal Proceedings, for further details); and the absence of profits of the Kollsman unit, which was divested in December 1995.

Operating Income  (con't)
----------------

   The Aerospace segment registered small losses in both 1996 periods. Operating results for this segment were dramatically influenced by two significant events: litigation with UTC, and the December 1995 disposition of the Kollsman unit. Expenses related to the UTC litigation amounted to approximately $26.7 million in the nine months and $13.0 million in the third quarter of 1996, up from expenses of approximately $1.7 million in each of the comparable 1995 periods. Kollsman generated $11.4 million of operating income in the nine months and $4.2 million in the third quarter of 1995. Lastly, the 1995 nine-month period included a $7.3 million downsizing charge recorded by Chromalloy Gas Turbine. On an operating basis - - after excluding the effect of litigation expense and the downsizing charge from the appropriate periods, Chromalloy's repair units recorded significant improvement in profitability and the OEM units incurred reduced losses in both 1996 periods. The second business unit in the Aerospace segment, ARC Propulsion, registered solid advances in operating income in both periods. These improvements reflect the benefits of increased sales and lower bid and proposal costs.

   Operating income in the Machinery and Metal Coatings segment declined 19% in the nine months and 8% in the third quarter of 1996. The can machinery unit was ahead for both periods while the metal coatings unit declined. The auxiliary press equipment unit operated at a loss for both periods. For both periods, results of the metal coatings unit reflect lower average coating line utilization, increased costs related to the recently acquired facilities, and lower container sales. The can machinery unit recorded profit advances in both periods, primarily related to higher sales. At the overseas auxiliary press equipment unit, losses were higher for the nine months, as the benefits of higher sales were offset by lower pricing, higher warranty costs and severance provisions, and the write-off of the remaining goodwill related to this unit. In the third quarter, this operation benefitted from higher sales and improved operating efficiencies. These benefits were offset by the goodwill write-off, and higher warranty and bad debt expenses. For the full year, a loss is anticipated for this unit.

   Operating income in the Specialty Chemicals segment declined 6% for the nine months and 20% for the third quarter. Profits at the overseas unit were down in both periods, while the domestic unit posted improvements in both periods. Results of the overseas unit were unfavorably affected by lower sales of TAED,

Operating Income  (con't)
----------------

reduced margins and weaker profits at the chemical distribution units. The year to date comparison was also affected by the absence of profits from the unit divested in mid-1995. At the domestic unit, profit advances in both 1996 periods primarily reflect a favorable sales mix shift and improved margins. The nine-month results also benefitted from the favorable settlement of a lawsuit.

   Operating income in the Other Products segment increased for both periods, as improvements at the automotive products and can lid operations more than offset declines at the real estate unit. Improvements at the automotive products unit reflect increased domestic sales and the late-1995 addition of the Italian lighter manufacturing line. The can lid unit recorded profits in both 1996 periods and losses in both 1995 periods. The improvements were primarily attributable to sharply higher sales levels, a trend that is expected to continue in the fourth quarter of 1996. Profits of the real estate operation declined in both periods primarily due to lower revenues.

Other, Net
----------

   The increase in Other, net in both 1996 periods is primarily attributable to the $8.7 million gain recorded in the third quarter of 1996 on the sale of the Company's office building in Clayton, Missouri. See Note 2 to the Consolidated Financial Statements for details of the income and expense items included in Other, net.

Income Tax Provision
--------------------

   The Company revises its effective tax rate quarterly to reflect the best current estimate of its annual effective tax rate. The effective tax rates for the nine-month periods of 1996 and 1995 were based upon estimated annual pre-tax foreign earnings and estimated annual pre-tax domestic losses adjusted for goodwill amortization. The effective rates also reflect the effect of a provision for state income and franchise taxes, the favorable tax treatment of earnings of the Company's foreign sales corporation and the establishment of a valuation allowance to reduce the tax benefit for losses of the Company's French subsidiaries. Separate domestic and foreign estimated annual effective tax rates were determined and applied separately to actual domestic losses and actual foreign earnings. The tax provision for the third quarters of 1996 and 1995 represent the difference between the year-to-date tax provisions recorded as of September 30, 1996 and 1995 and the amounts reported for the six month periods of 1996 and 1995.

Liquidity
---------

   During the first quarter of 1996, the Company extended its revolving credit agreement (the "revolver") one year to March 31, 1998. Under the terms of the amended revolver, the maximum amount of credit available under the facility was reduced from $150.0 million to $125.0 million at the Company's request and the facility fee was reduced from an annual rate of 0.5% to 0.375% of the maximum amount available under the credit line. Management anticipates that cash flow from operations, proceeds from the divestiture of assets, the $107.2 million of credit available at October 23, 1996 under the revolving credit agreement, the $45.0 million of available financing under the Receivables Purchase Agreement, plus the $88.1 million of cash and cash equivalents on hand at September 30, 1996 will be more than sufficient to fund the Company's operations for the foreseeable future.

Backlog
-------

   The businesses of Sequa for which backlogs are significant are the Turbine Airfoils, Caval Tool and Castings units of Gas Turbine, and the ARC Propulsion operations of the Aerospace segment, and the Can Machinery and MEG operations of the Machinery and Metal Coatings segment. The aggregate dollar amount of backlog in these segments at September 30, 1996 was $370.7 million ($330.4 million at December 31, 1995). There is no seasonal variation in the Company's backlog.

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

Environmental Matters (con't)
---------------------

   It is the Company's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $15 million to $43 million. At September 30, 1996, the Company's balance sheet includes accruals for remediation costs of $36.1 million. These accruals are at undiscounted amounts and are primarily included in accrued expenses and other noncurrent liabilities. While the possibility of recovery of some of the costs from insurance companies exists, the Company does not recognize these recoveries in its financial statements until they are realized. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

   With respect to all known environmental liabilities, it is currently estimated that the Company will spend in the range of $6 million to $10 million during each of the following several years. Actual remedial expenditures for the first nine months of 1996 were approximately $8.5 million.

               SEQUA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                     (Amounts in thousands)


                             ASSETS

                                        (Unaudited)
                                       September 30, December 31,
                                           1996          1995
                                      ------------   -----------
CURRENT ASSETS
  Cash and cash equivalents            $   88,059    $   62,667
  Trade receivables (less allowances
    of $12,046 and $12,045)               252,258       255,342
  Unbilled receivables (less
    allowances of $2,394 and $1,616)       19,493        23,602
  Inventories                             223,603       242,126
  Other current assets                     20,646        37,476
                                       ----------    ----------
    Total current assets                  604,059       621,213
                                       ----------    ----------

INVESTMENTS
  Net assets of discontinued operations   138,283       144,891
  Other investments                        17,189        15,891
                                       ----------    ----------
                                          155,472       160,782
                                       ----------    ----------

PROPERTY, PLANT AND EQUIPMENT, NET        459,003       496,588
                                       ----------    ----------

OTHER ASSETS
  Excess of cost over net assets of
    companies acquired                    310,714       320,214
  Deferred charges and other               21,047        23,181
                                       ----------    ----------
                                          331,761       343,395
                                       ----------    ----------

TOTAL ASSETS                           $1,550,295    $1,621,978
                                       ==========    ==========



The accompanying notes are an integral part of the financial statements.

               SEQUA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
            (Amounts in thousands, except share data)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                       (Unaudited)
                                      September 30,  December 31,
                                          1996          1995
                                       ----------   -----------
CURRENT LIABILITIES
 Current maturities of long-term debt $    2,743  $    16,316
 Accounts payable                        102,467      123,529
 Taxes on income                          37,176       38,422
 Accrued expenses                        177,271      146,388
                                      ----------   ----------
   Total current liabilities             319,657      324,655
                                      ----------   ----------

NONCURRENT LIABILITIES
 Long-term debt                          535,049      563,245
 Deferred taxes on income                  3,285        3,521
 Other noncurrent liabilities            123,523      153,962
                                      ----------   ----------
                                         661,857      720,728
                                      ----------   ----------

SHAREHOLDERS' EQUITY
 Preferred stock--$1 par value,
  1,825,000 shares authorized,
  797,000 shares of $5 cumulative
  convertible stock issued in 1996
  and 1995 (involuntary
  liquidation value--$25,393 at
  September 30, 1996)                        797          797
 Class A common stock--no par value,
  25,000,000 shares authorized,
  7,188,000 shares issued in 1996
  and 1995 stated at                       7,188        7,188
 Class B common stock--no par value,
  5,000,000 shares authorized,
  3,727,000 shares issued in 1996
  and 1995 stated at                       3,727        3,727
 Capital in excess of par value          286,430      287,204
 Cumulative translation adjustment           120        2,333
 Retained earnings                       355,286      360,290
                                      ----------   ----------
                                         653,548      661,539
 Less:  Cost of treasury stock            84,767       84,944
                                      ----------   ----------
   Total shareholders' equity            568,781      576,595
                                      ----------   ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                              $1,550,295   $1,621,978
                                      ==========   ===========

The accompanying notes are an integral part of the financial statements.

                               SEQUA CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                YEAR ENDED DECEMBER 31, 1995 AND PERIOD ENDED SEPTEMBER 30, 1996
                          (Amounts in thousands, except per share data)

                                       Class A Class B  Capital in    Cum.
                             Preferred Common  Common   Excess of    Trans.   Retained   Treasury
                               Stock    Stock   Stock   Par Value     Adj.    Earnings    Stock
                               -----   ------- -------  ----------   ------   --------   --------
Balance at December 31, 1994   $  797  $7,188  $3,727   $287,204   $ (1,899)  $354,676 $ (85,202)
Net income                       -       -       -          -          -         8,779      -
Amortization of restricted
 stock grant                     -       -       -          -          -          -          258
Foreign currency translation
 adjustment                      -       -       -          -         4,906       -         -
Sale of foreign subsidiary       -       -       -          -          (674)      -         -
Cash dividends:
 Preferred - $5.00 per share     -       -       -          -          -        (3,165)     -
                               ------  ------  ------   --------   --------   -------- ---------
Balance at December 31, 1995   $  797  $7,188  $3,727   $287,204   $  2,333   $360,290 $ (84,944)
Net Loss                         -       -       -          -          -        (2,658)     -
Purchase treasury stock          -       -       -          -          -          -       (1,680)
Stock grants forfeited           -       -       -           307       -          -         (401)
Stock options exercised          -       -       -        (1,081)      -          -        2,084
Amortization of restricted
 stock grant                     -       -       -          -          -          -          174
Foreign currency translation
 adjustment                      -       -       -          -        (2,213)      -         -
Cash dividends:
 Preferred - $3.75 per share     -       -       -          -          -        (2,346)     -
                               ------  ------  ------   --------   --------   -------- ---------
Balance at September 30, 1996  $  797  $7,188  $3,727   $286,430   $    120   $355,286 $ (84,767)
                               ======  ======  ======   ========   ========   ======== =========

             The accompanying notes are an integral part of the financial statements

                      SEQUA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)
                                                          For the Nine Months
                                                          Ended September 30,
                                                          -------------------
                                                            1996       1995
                                                            ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) before income taxes                    $    4,311    $ (1,532)
  Adjustments to reconcile income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                        68,858      73,390
      Gain on sale of assets, net                          (9,024)     (6,660)
      Provision for losses on receivables                   2,914       2,327
      Equity in (income) losses of unconsolidated
       joint ventures                                      (2,168)      1,364
      Other items not requiring cash                           78         193

  Changes in operating assets and liabilities,
    net of businesses sold and purchased:
      Receivables                                           2,282      10,793
      Inventories                                          17,211     (12,198)
      Other current assets                                 15,862      (6,404)
      Accounts payable and accrued expenses                11,518      11,184
      Other noncurrent liabilities                        (20,102)     (9,122)
                                                         --------    --------

  Net cash provided by continuing operations
    before income taxes                                    91,740      63,335
  Net cash provided by discontinued
    operations before income taxes                          4,108       5,277
  Income taxes paid, net                                   (8,475)     (7,935)
                                                         --------    --------
    Net cash provided by operating activities              87,373      60,677
                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment               (34,726)    (42,410)
  Businesses purchased                                       -        (39,655)
  Business sold                                              -          7,222
  Sale of property, plant and equipment                    14,231       8,585
  Other investing activities                                1,887       1,268
                                                         --------    --------
    Net cash used for investing activities                (18,608)    (64,990)
                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                              629       2,617
  Payments of debt                                        (15,766)     (7,789)
  Early retirement of debt                                (26,048)       -
  Dividends paid                                           (2,346)     (2,373)
  Purchase of treasury stock                               (1,680)       -
  Proceeds from sale of accounts receivable                  -         25,000
  Proceeds from exercise of stock options                   1,003        -
                                                         --------    --------
    Net cash (used for) provided by financing activities  (44,208)     17,455
                                                         --------    --------

Effect of exchange rate changes on cash
  and cash equivalents                                        835      (1,133)
                                                         --------    --------

Net increase in cash and cash equivalents                  25,392      12,009

Cash and cash equivalents at beginning of period           62,667      18,655
                                                         --------    --------

Cash and cash equivalents at end of period               $ 88,059    $ 30,664
                                                         ========    ========

The accompanying notes are an integral part of the financial statements.

               SEQUA CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements of Sequa Corporation (the "Company") include the accounts of all majority-owned subsidiaries including those of Sequa Receivables Corp. ("SRC"), a special purpose corporation formed for the sale of eligible receivables. Under the terms of the receivables purchase agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any distribution to the Company. At September 30, 1996 and December 31, 1995, SRC had no obligations outstanding to its creditors. All material accounts and transactions between the Company's consolidated subsidiaries have been eliminated in consolidation.

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

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the Company's results for the interim periods presented. Except for a $7.3 million charge recorded by Chromalloy Gas Turbine during the second quarter of 1995 for severance and plant closings, such adjustments consisted of normal recurring items. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - OTHER, NET

Other, net includes the following income (expense) items:

                                           (Thousands of Dollars)
                                                (Unaudited)

                                  For the Nine Months  For the Three Months
                                  Ended September 30,   Ended September 30,
                                  -------------------   -------------------
                                    1996        1995       1996        1995
                                    ----        ----       ----        ----

Gain on sale of office building   $ 8,657    $  -        $8,657    $  -
Settlement with counterparty
  to interest-rate derivative
    transactions                    3,000       -          -          -
Equity in income (losses) of
  unconsolidated joint ventures     2,168     (1,364)      (109)      (934)
Amortization of capitalized
  debt costs                       (1,609)    (1,609)      (537)      (537)
Gain on sale of investment           -         2,664       -          -
Gain on sale of chemicals plant      -         1,711       -         1,711
Gain on sale of land                 -         1,701       -         1,701
Dividend income                      -         2,080       -         2,080
Other                              (2,055)    (1,473)      (295)      (584)
                                  -------    -------     ------     ------
                                  $10,161    $ 3,710     $7,716     $3,437
                                  =======    =======     ======     ======




NOTE 3 - EARNINGS (LOSS) PER SHARE

     Primary earnings (loss) per common share in 1996 and 1995 were computed by dividing net earnings (loss), after deducting dividend requirements on cumulative convertible preferred stock, by the weighted average number of shares of common stock outstanding during the periods. These computations were based on 9,872,000 and 9,881,000 shares for the nine and three month periods in 1996, respectively, and 9,867,000 shares for the nine and three month periods of 1995.

     Fully diluted earnings (loss) per common share calculations for the assumed conversion of the cumulative convertible preferred stock were anti-dilutive in both the nine-month and three-month periods of 1996 and 1995.

NOTE 4 - INVENTORIES

     The inventory amounts at September 30, 1996 and December 31,
1995 were as follows:

                                    (Thousands of Dollars)
                              (Unaudited)
                           September 30, 1996   December 31, 1995
                           ------------------   -----------------
Finished Goods                 $  60,650          $ 66,273
Work in process                   78,514            72,600
Raw materials                     87,129           106,627
Long-term contract costs           7,261             9,600
Progress payments                 (9,951)          (12,974)
                                --------          --------
                                $223,603          $242,126
                                ========          ========

                   PART II - OTHER INFORMATION
                   ---------------------------

ITEM 1 - LEGAL PROCEEDINGS
         -----------------

     Sequa is involved in a number of claims, lawsuits and proceedings (environmental and otherwise) which arose in the ordinary course of business. Other litigation is pending against the Company involving allegations that are not routine and include, in certain cases, compensatory and punitive damage claims. Included in this other class of litigation is an arbitration proceeding that was formally commenced in 1992 to resolve a dispute between the Egyptian Air Force and Chromalloy Gas Turbine Corporation, a subsidiary of Sequa. In 1994, the arbitral tribunal issued a net award of $16.3 million plus interest in favor of Chromalloy Gas Turbine. At December 30, 1995, the Company's Consolidated Balance Sheet included net assets of approximately $17.5 million (primarily in Other current assets) related to this issue. Chromalloy Gas Turbine has filed a petition in the US District Court for the District of Columbia to confirm and enforce the award. The government of Egypt has succeeded in a challenge to this award in the Court of Appeal of Cairo. Notwithstanding that Egyptian court decision, the U.S. District Court recently granted Chromalloy Gas Turbine's enforcement petition. In September 1996, Chromalloy Gas Turbine Corporation received $13.9 million from the Defense Security Assistance Agency on behalf of the Egyptian Air Force.
Chromalloy Gas Turbine Corporation is currently in negotiations with the Egyptian Air Force regarding payment of the remainder due pursuant to the arbitration award.

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

ITEM 1 - LEGAL PROCEEDINGS  (con't)
         -----------------

     On August 29, 1995, Chromalloy Gas Turbine Corporation commenced an action against United Technologies Corporation in the District Court, 131st Judicial District, of Bexar County, Texas. This is a suit to recover monetary damages (including treble damages) and for injunctive relief based upon Chromalloy Gas Turbine's claims that United Technologies has violated the Texas Free Enterprise and Antitrust Act. On October 2, 1995, United Technologies filed its answer denying the material allegations of the petition and raising certain affirmative defenses. On December 28, 1995, United Technologies filed counterclaims in this action seeking monetary damages and injunctive relief. Both parties have amended their pleadings during the course of discovery. In October 1996, United Technologies filed its sixth amended counterclaim. United Technologies' counterclaim no longer seeks monetary damages. The trial commenced on August 26, 1996 and is presently anticipated to conclude within the next month. Chromalloy Gas Turbine's claims focus on allegedly illegal, exclusionary and monopolistic activities with respect to key segments of commerce in repairs for Pratt & Whitney commercial jet engines. While management cannot predict the outcome of this litigation at this time, in management's opinion, a successful outcome, including the possible award of injunctive and monetary relief to restore competition in areas of commerce now alleged to have been unlawfully foreclosed and restrained, could be favorable to the Company.

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

     The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings referred to above cannot be estimated with any certainty. However, in the opinion of management, based on its examination of such matters, its experience to date and discussions with counsel, the ultimate outcome of these contingencies, net of liabilities already accrued in the Company's Consolidated Balance Sheet, is not expected to have a material adverse effect on the Company's

ITEM 1 - LEGAL PROCEEDINGS  (con't)
         -----------------

consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on the Company's results of operations for that period.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

       (A) Exhibits

           10.1 Consent (dated as of August 1, 1996) to make restricted payments pursuant to the Amended and Restated Credit Agreement, dated as of December
                  14, 1993, filed herewith.

           11.1 Schedule showing calculations of Primary and Fully Diluted Loss Per Share for the nine-month and three-month periods ended September 30, 1996 and 1995.

           27.1   Financial Data Schedule, filed herewith.

       (B) Reports on Form 8-K

           No report on Form 8-K was filed during the three-month period ended September 30, 1996.

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












November 14, 1996