Form 10-K
period 1996-12-31
SEQUA CORP /DE/
filed 1997-03-24
CIK 95301

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996 Commission file number 1-804

                       SEQUA CORPORATION
        ---------------------------------------------------------
     (Exact name of registrant as specified in its charter)

               Delaware                       13-188-5030
----------------------------------------     ---------------------------
(State or other jurisdiction of(I.R.S. Employer incorporation or organization)Identification No.)

  200 Park Avenue, New York, New York              10166
----------------------------------------     ---------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (212) 986-5500
                                             -------------------

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

The aggregate market value of registrant's voting stock (Common and Preferred) held by nonaffiliates as of March 10, 1997 was $311,980,948

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

               Class                             Outstanding at March 10, 1997
               -----                             -----------------------------

Class A Common Stock, no par value             6,574,733
Class B Common Stock, no par value             3,330,780

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for its annual meeting of stockholders scheduled to be held on May 8, 1997 are incorporated herein by reference into Part III.

                        SEQUA CORPORATION

                            FORM 10-K

                          * * * * * * *

                             PART I
                             ------

ITEM 1.  BUSINESS
-----------------

(a)  General development of business.  Sequa Corporation is a
     --------------------------------
diversified industrial company that produces a broad range of products through operating units in four industry segments:
Aerospace, Machinery and Metal Coatings, Specialty Chemicals, and Other Products. Sequa Corporation, incorporated in 1929, is hereinafter sometimes referred to as the "Registrant" and, together with its consolidated subsidiaries, is hereinafter sometimes referred to as the "Company" or "Sequa."

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

(b)  Financial information about industry segments.  Segment
     ----------------------------------------------
information is included in Note 18 to the Consolidated Financial
Statements on page 60 of this Annual Report on Form 10-K and is hereby incorporated by reference.

(c)  Narrative description of business.  The following is a
     ----------------------------------
narrative description of the business segments of Sequa:

Aerospace
---------
    The Aerospace segment includes two operating units:
Chromalloy Gas Turbine and ARC Propulsion.

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

    ARC Propulsion's strategy is to pursue opportunities to develop products for commercial markets in order to reduce its reliance on defense-related business. ARC Propulsion supplies solid propellant and other airbag components to the Company's unconsolidated joint ventures (BAICO and BAG SpA) participating in the rapidly growing market for automobile airbags. A pioneer in the development of hybrid inflator systems, BAICO has earned widespread market acceptance among car companies. Building on the success of BAICO in North America, the Company and its joint venture partner, AlliedSignal, joined with a unit of European automaker Fiat in a three-way venture (BAG SpA) that has successfully introduced the hybrid inflator to the European automobile market.

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

    Sequa Can Machinery. Sequa Can Machinery designs and manufactures equipment for the two-piece can industry. At a facility on the East Coast, Sequa Can Machinery manufactures equipment to coat and decorate two-piece beverage cans. With an installed base of over 800 machines, Sequa Can Machinery has successfully developed a retrofit business to upgrade older equipment to match the technical standards of newer lines. At the same time, the division's product development team has improved the technology of precision printing to achieve higher speeds without compromising quality. The current generation of equipment runs at a rate of 2,000 cans per minute, applying an even base coat and printing crisp, clear images in up to eight colors. At its West Coast plant, Sequa Can Machinery produces equipment used to form the cup and body of two-piece metal cans. The latest generation of cupping equipment supports two high speed can lines, producing more than 4,500 shallow cups per minute. The company's newest bodymaker operates at a rate up to 500 cans per minute.

    Materiels Equipements Graphiques (MEG). MEG supplies equipment for the web offset printing industry, including dryers, chill rolls, paper guides, in-feeds and related equipment for high-speed web presses. MEG's products include a line of advanced flying pasters, a machine that unwinds a fresh roll (or web) of paper and splices it to an expiring roll without interrupting press operation.

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

Other Products Segment
----------------------
    This segment includes two primary businesses: Casco
Products, which manufactures automotive cigarette lighters, power outlets and electronic devices; and Northern Can Systems, which manufactures easy-open steel lids for cans.

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

                       Principal Products
                       ------------------

    The percentage of Sequa's consolidated sales contributed by each class of similar products, which accounted for 10 percent or more of such consolidated sales during the last three fiscal years, is as follows:

                                 Year Ended December 31,
                                ------------------------
                                1996      1995      1994
                                 ----      ----      ----

Chromalloy Gas Turbine           44%       39%       42%
Precoat Metals                   12%       12%       10%
ARC Propulsion                   10%       10%       10%

               Markets and Methods of Distribution
               -----------------------------------

     Chromalloy markets its gas turbine engine component manufacturing and repair services primarily to the major airlines of the world, manufacturers of commercial jet engines, and the military. Chromalloy's products and services are marketed directly and through sales representatives working on a commission basis.

     A portion of the sales of Chromalloy's operations is made pursuant to contracts with various agencies of the United States
Government, particularly the Department of the Air Force, with which Chromalloy has had a long-term relationship.

     Sequa markets its rocket propulsion systems generally on a subcontract basis under various defense programs of the United States Government. Among the programs currently in production are the Army Extended Range Multiple Launch Rocket System, Extended Range Army Tactical Rocket System, Javelin, Stinger, Tomahawk, Standard Missile, Sidewinder, and Patriot Advanced Capability (PAC-3) missile system. In addition, ARC Propulsion markets it automotive airbag components to the automotive industry through its two joint ventures, BAICO and BAG SpA.

     Sequa's Machinery and Metal Coatings Segment sells its machinery products directly to the container and food industries, as well as to the web printing industry. The metal coatings business sells its coating services to regional steel and aluminum producers, building product manufacturers, merchant can makers and manufacturers of other diverse products.

     The Specialty Chemicals Segment sells textile chemicals and emulsion polymers directly to manufacturers of fabric for clothing and other products. Paper chemicals are sold directly to paper mills and detergent chemicals are sold to detergent manufacturers. Specialty polymers are sold directly to the producers of roofing mats, industrial filters, and tape and label products.

     The automotive products subsidiary sells cigarette lighters, power outlets and various electronic monitoring devices directly to the automotive industry. NCS sells convenience steel ends directly to domestic and international can makers and other end users.

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

     Sequa, through its Chromalloy operations, is a leader in the development and use of advanced metallurgical and other processes to manufacture, repair and coat blades, vanes and other components of gas turbine engines used for commercial and military jet aircraft. Chromalloy's divisions compete for turbine engine repair business with a number of other companies, including the original equipment manufacturers (OEMs). Such OEMs generally have obligations (contractual and otherwise) to approve vendors to manufacture components for their engines and/or perform repair services on their engines and components. Chromalloy has a number of such approvals, including licensing agreements, which allow it to manufacture and repair certain components of flight engines. The loss of approval by one of the major OEMs to manufacture or repair components for such OEM's engines could have an adverse effect on Chromalloy, although management believes it has certain actions available to it to mitigate the adverse effect.

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

     Sequa's Specialty Chemicals segment competes in each of its markets with a number of other manufacturers, some of which are larger and have greater resources than Sequa. The units in this segment compete on the basis of product development, technical service, quality and price.

     Sequa's Precoat Metals operation is the leading independent domestic coil coater of steel for metal building panels. Sequa's cylindrical can decorating and can forming equipment operations are world leaders in their markets. MEG is a leading supplier of auxiliary press equipment in Europe.

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

                             Backlog
                             -------

     Backlog information is included in the Management's
Discussion and Analysis of Financial Condition and Results of
Operations on page 23 of this Annual Report on Form 10-K and is hereby incorporated by reference.

                    Research and Development
                    ------------------------

     Research and development costs, charged to expense as incurred, amounted to approximately $12.9 million in 1996, $15.2 million in 1995, and $14.3 million in 1994. The level of research and development costs declined in 1996 primarily due to the divestiture of Kollsman in late 1995.

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

     A number of claims have been filed in connection with alleged groundwater contamination in the vicinity of a predecessor corporation site which operated during the 1960s and early 1970s in Dublin, Pennsylvania. In October 1987, a class action was filed by residents of Dublin against the Company and two other defendants. The Borough of Dublin also filed suit seeking remediation of alleged contamination of the Borough's water supply and damages in an unspecified amount. A settlement has been reached in the class action in which the Company agreed to pay $1.8 million, while the Borough action remains unresolved.

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

     The State of Florida issued an Administrative Order requiring TurboCombustor Technology, Inc. (TCT), a subsidiary of Chromalloy, to investigate and to take appropriate corrective action in connection with alleged groundwater contamination in Stuart, Florida. The contamination is alleged to have arisen from a 1985 fire which occurred at TCT's former facility in Stuart. The City of Stuart has subsequently constructed and is operating a groundwater remediation system. The Company has negotiated a conditional settlement with the City of Stuart in October 1994 whereby it would contribute its ratable share of the capital and operating costs for the groundwater treatment system. The Company estimates the amount to be paid in settlement plus additional groundwater sampling and analysis will be approximately $2 million to be paid over a ten year period beginning when the Order is unconditionally entered.

     In September 1993, fourteen homeowners residing in West Nyack, New York served a complaint on Chromalloy and others alleging, among other things, that contamination from a former Chromalloy site caused the plaintiffs' alleged property damage. Chromalloy believes it has strong defenses under New York law to the plaintiffs' complaint. Chromalloy entered into a Consent Order with the New York Department of Environmental Conservation on February 14, 1994, to undertake the remedial investigation and feasibility study (RI/FS) relating to the alleged contamination in the vicinity of the former Chromalloy site. The RI/FS is not completed yet.

     It is the Company's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At December 31, 1996, the potential exposure for such future costs is estimated to range from $17 million to $38 million and the Company's balance sheet includes accruals for remediation costs of $34.5 million. These accruals are at undiscounted amounts and are primarily included in accrued expenses and other noncurrent liabilities. While the possibility of further recovery of some of the costs from insurance companies exists, the Company does not recognize these recoveries in its financial statements until they are realized. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, the Company's actual cash expenditures for remediation of previously contaminated sites were $10.0 million in 1996, $10.6 million in 1995, and $10.3 million in 1994. The Company anticipates that remedial cash expenditures will be in the $8 million to $12 million range during 1997 and between $6 million and $8 million during 1998. For the past three years, the Company's capital expenditures for projects to eliminate, control or dispose of pollutants have averaged approximately $2 million per year. The Company anticipates environmental-related capital programs to be approximately $4 million per year during 1997 and 1998. The Company's operating expenses to eliminate, control and dispose of pollutants have averaged approximately $11 million per year during the last three years. The Company anticipates that environmental operating expenses will be approximately $12 million per year during 1997 and 1998.

                           Employment
                           ----------

     At December 31, 1996, Sequa employed approximately 9,350
persons in its continuing operations of whom approximately 2,600 were covered by union contracts.

     The approximate number of employees attributable to each reportable business segment as of December 31, 1996 was:

                                               Approximate
          Segment                         Number of Employees
           -------                         -------------------
 Aerospace                                        6,800
 Machinery and Metal Coatings                     1,200
 Specialty Chemicals                                650
 Other Products                                     600
 Corporate                                          100
                                                  -----

 Total                                            9,350
                                                  =====

The Company considers its relations with employees to be generally satisfactory. Sequa maintains a number of employee benefit programs, including life, hospitalization, surgical, dental, and major medical insurance, and a number of 401(k) and pension plans.

(d)  Foreign Operations.  Sequa's consolidated foreign
     -------------------
operations, spread primarily throughout Europe, include Chromalloy's operations within the Aerospace Segment; detergent chemicals operations included in the Specialty Chemicals Segment; the auxiliary press equipment supplier in the Machinery and Metal Coatings Segment; and automotive products operation in Italy in the Other Products Segment. Sales, operating income and identifiable assets attributable to foreign operations, and export sales, are set forth in Note 18 to the Consolidated Financial Statements on page 61 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 2.  PROPERTIES
-------------------

Aerospace
---------

    Chromalloy operates over 40 plants in eleven states and seven foreign countries, primarily in Europe, which have aggregate floor space of approximately 3,200,000 square feet, of which approximately 1,650,000 square feet is owned and approximately 1,550,000 square feet is leased. The leases covering facilities used in this business have various expiration dates and some have renewal or purchase options.

    Rocket propulsion operations lease two principal manufacturing facilities, a 421-acre site in Gainesville, Virginia, and a 955-acre manufacturing facility in Camden, Arkansas. The Gainesville lease expires in 2012, and the Camden lease, which has various renewal options to 2014, expires in 1998. Adjacent to the Gainesville leased facility, the Company owns 12 acres and an 89,000 square foot office and manufacturing complex. An additional 249,000 square feet (of which 100,000 square feet is sublet) is leased for administrative, research and manufacturing purposes in Alabama, California, Massachusetts and Virginia. The liquid propulsion division leases a 96,000 square foot facility in Niagara, New York. The Company also owns 2,454 acres of land in Orange County, Virginia, which has been developed for use in the propellant business. An additional 37,000 square foot office, which is entirely sublet, is owned in Virginia.

    Facilities in this segment are suitable and adequate for the business and are operating at a moderate level of utilization. Capital spending plans for the operations in this segment are primarily designed to keep up with current technology or to meet specific requirements for various government or commercial contracts.

Machinery and Metal Coatings
----------------------------

    The Sequa Can Machinery operation owns two plants in the United States with aggregate floor space of 228,000 square feet. In Europe, through the segment's auxiliary press equipment supplier, MEG, the Company owns a plant with aggregate floor space of approximately 62,000 square feet. MEG also leases three sales offices and owns a storage facility in Europe with a total of 22,000 square feet and leases a 2,500 square foot sales office in Singapore. The Precoat Metals operation owns seven manufacturing facilities in six states with a total of 1,040,000 square feet of manufacturing and office space. An additional 223,000 square feet of warehouse space is leased in Illinois, Missouri and Texas.

    The properties in this segment are suitable and adequate for the business presently being conducted. With the exception of several coil coating lines, the facilities in this segment are functioning at a high level of utilization.

Specialty Chemicals
-------------------

    The Specialty Chemicals segment owns one plant and an office building situated on 88 acres in Chester, South Carolina with aggregate floor space of 164,000 square feet and a 22,000 square foot leased warehouse in Chester. The segment owns one plant in the United Kingdom with aggregate floor space of 203,000 square feet on approximately 55 acres of land and leases 8,000 square feet of office and warehouse space in six separate locations in Europe.

    Facilities in this segment are adequate and suitable for the business being conducted. They operate at a high utilization rate.

Other Products
--------------

    The automotive products subsidiary, Casco Products, leases a 168,000 square foot plant in Connecticut, a 1,600 square foot sales office in Detroit, Michigan, and a 65,000 square foot manufacturing facility in Italy. NCS owns a manufacturing facility in Ohio with floor space of 90,000 square feet.

    The Centor Company, a wholly-owned subsidiary, owns and rents to a third party a manufacturing facility and a warehouse in Wisconsin with aggregate floor space of 185,000 square feet. The Centor Company also owns eight smaller properties that are either leased to third parties and/or held for sale.

    Facilities in this segment are adequate and suitable for the business being conducted. Casco Products' leased facilities operate at high utilization rates, while utilization at NCS is at a moderate level.

Corporate
---------

    The Company leases 58,000 square feet of corporate office space in New York, New York and Hackensack, New Jersey.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

    Information with respect to the Company's legal proceedings is included in Note 19 to the Consolidated Financial Statements on pages 62 through 64 of this Annual Report on Form 10-K and is hereby incorporated by reference. Additional information on environmental matters is covered in the Environmental Matters section on pages 9 through 11 of this Annual Report on Form 10-K and is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

    None.

                             PART II
                             -------




ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------- -------------------------------------------------
        STOCKHOLDER MATTERS
        -------------------

(a)  Market Information.

    The following table sets forth the high and low sales prices of Sequa Class A common stock and Sequa Class B common stock for the calendar periods indicated on the Exchange Composite Tape, as reported by the National Quotation Bureau Incorporated:

                          SEQUA CLASS A       SEQUA CLASS B
                          -------------       -------------
                          High      Low       High      Low
                          ----      ---       ----      ---
1996:
  First Quarter.......   35 5/8    29 1/2    41 5/8    39
  Second Quarter......   43 1/8    34        50        40 1/2
  Third Quarter.......   46 1/2    38 3/8    53 5/8    47 1/4
  Fourth Quarter......   45 3/4    38 3/4    53 1/8    48 1/4

1995:
  First Quarter.......   31 1/4    22        32 5/8    22
  Second Quarter......   31        27        35 1/8    30 3/4
  Third Quarter.......   30 1/4    25 3/4    34        30 1/8
  Fourth Quarter......   31        24 1/8    39 3/4    31 1/2

(b)  Holders.

    Shares of Sequa Class A common stock and Sequa Class B common stock are listed on the New York Stock Exchange. There were approximately 2,730 holders of record of the Sequa Class A common stock and approximately 600 holders of record of the Sequa
Class B common stock at March 10, 1997.

(c)  Dividends.

    During the years ended December 31, 1996 and 1995, no dividends were declared on Sequa Class A common shares or Class B common shares. The Company's revolving credit agreement contains covenants, which among other matters, restricts the Company's ability to pay dividends on Sequa's common shares.


ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

  The following table sets forth selected financial information for, and as of the end of, each of the five years in the period ended December 31, 1996. Such information should be read in conjunction with the Company's Consolidated
Financial Statements and Notes thereto, filed herewith.

(Amounts in millions, except per share)

Year ended December 31,          1996       1995     1994     1993     1992
-----------------------         ------     ------   ------   ------   ------
SUMMARY OF OPERATIONS
 Continuing operations
   Sales                      $1,459.0   $1,414.1 $1,419.6 $1,697.0 $1,868.3
   Operating income               65.2       67.9     39.8     15.7    124.6
   Income (loss) from
     continuing operations         9.6        8.8    (24.7)   (55.5)    17.9
   Loss from discontinued
     operations                     -          -        -        -     (21.7)
   Extraordinary loss             (0.4)        -      (1.1)    (8.5)      -
   Cumulative effect of
     accounting change              -          -        -        -      (7.3)
   Net income (loss)          $    9.2   $    8.8 $  (25.8)$  (64.0)$  (11.1)
                              ========   ======== ========  ================

EARNINGS (LOSS) PER SHARE OF
    COMMON STOCK
 Continuing operations         $   .65    $   .57   $(2.87)  $(6.07)  $ 1.53
 Discontinued operations            -          -        -        -     (2.26)
 Extraordinary loss               (.04)        -      (.11)    (.88)     -
 Cumulative effect of
   accounting change                -          -        -        -      (.76)
                               -------    -------   ------   ------   ------
 Net income (loss)             $   .61    $   .57   $(2.98)  $(6.95)  $(1.49)
                               =======    =======    ======  ======   ======

CASH DIVIDENDS DECLARED
                                      Preferred    $  5.00  $  5.00   $ 7.50*$
2.50 $ 5.00
 Class A common                     -          -        -       .30      .60
 Class B common                     -          -        -       .25      .50

FINANCIAL POSITION
 Current assets               $  612.2   $  621.2 $  604.3 $  661.6 $  679.2
 Total assets                  1,548.2    1,622.0  1,648.2  1,803.5  1,912.5
 Current liabilities             302.7      324.7    321.3    376.5    350.1
 Long-term debt                  531.9      563.2    586.6    624.1    690.0
 Shareholders' equity            590.8      576.6    566.5    575.8    651.7



* Includes $2.50 of dividends in arrears for the third and fourth quarters of 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------  -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------
OPERATING RESULTS 1996 - 1995

SALES

Reported sales increased 3% in 1996. On a pro forma basis, excluding the sales of units divested in 1995, sales increased 11% to $1.5 billion. Approximately 20% of the pro forma increase was attributable to sales generated by metal coatings and automotive products operations acquired in the second half of 1995.

    Sales of the Aerospace segment were 1% ahead of 1995. In the earlier year, reported sales included a contribution of $97.3 million from Kollsman, a division divested in December 1995.
Both operations continuing in the segment recorded solid sales gains in 1996. Chromalloy Gas Turbine posted a 16% sales increase in 1996, with units serving both repair and OEM customers contributing to the advance. At the repair units, both commercial airline and US Government military repair business was significantly ahead of prior year levels. Commercial repair advances reflect Chromalloy's participation in the continuing recovery of the domestic and international airline industry, as well as increased penetration of this key market. Units primarily serving the OEM market posted sales gains in 1996 and entered 1997 with significantly improved backlog positions. Pricing to the OEM markets has improved as capacity utilization rates in the industry have increased substantially. Although management currently anticipates that the upward sales trend of the gas turbine unit will continue in early 1997, pricing pressure and increased activity in the repair aftermarket by the engine manufacturers continue. ARC Propulsion registered an 11% increase in sales for 1996, driven by improvements in airbag components and liquid propellant motors for use on commercial satellites as the unit's sales mix shifted toward commercial applications.

    Sales in the Machinery and Metal Coatings segment increased 12% in 1996, with each of the three units recording advances. Sales of the metal coatings unit reflected the addition of three coil coating lines acquired in the third quarter of 1995. Demand from the unit's largest market, building products, remained strong, and continued expansion into diverse markets for manufactured products also contributed to the sales advance. The favorable impact of growth in these areas was tempered by the effect of a major container customer's late-1995 decision to bring a large portion of its metal coating work in house. The can machinery unit achieved a solid advance in 1996, driven by increased sales of can decorating equipment, bodymakers and spare parts. Based on this unit's current backlog, sales for

SALES  (con't)

1997 are expected to be lower than in 1996. Sales of the auxiliary press equipment unit advanced 6% in 1996, with sharply higher sales of flying pasters partially offset by lower sales of dryers and other auxiliary equipment. Based on current backlog, this unit also is expected to report lower sales in 1997.

    Sales of the Specialty Chemicals segment decreased 10% in 1996, as a small increase at the domestic unit was more than offset by a decline at the overseas unit. The decline at the overseas unit reflects lower sales to the international detergent sector; the absence of sales from a unit that was divested in mid-1995; and reduced sales at the chemical distribution units. The domestic unit recorded a small sales increase, derived from advances in specialty polymers and graphic arts chemicals, partially offset by a decline in exports.

    Sales of the Other Products segment increased 33% in 1996, with both the automotive products unit and the can lid operation recording strong gains, and the real estate operation recording lower revenues. The automotive products unit benefitted from the December 1995 addition of an Italian cigarette lighter line serving European OEMs and from increases in all domestic OEM products -- electronics modules, power outlets, lighters -- and strong aftermarket sales. This unit's sales are expected to remain strong in early 1997, while the outlook for the full year is largely dependent on the volume and mix of North American car and light truck production. Sales of the can lid unit increased sharply, as exports more than tripled from 1995, and domestic sales recorded a strong advance. Management currently anticipates continued solid sales growth in the first quarter of 1997. The real estate unit recorded lower revenues, primarily due to the July 1996 disposition of its largest property, an office building in Clayton, Missouri. Revenues of this unit will continue to be affected by Sequa's ongoing program to dispose of excess properties.

OPERATING INCOME

Operating income declined 4% in 1996, due to the following principal factors: the high level of expense related to the Company's litigation with the Pratt & Whitney unit of United Technologies Corporation (UTC); the absence of profits from the Kollsman division, which was divested in December 1995; and lower profits at the overseas specialty chemicals unit and the metal coatings unit. These factors were partially offset by the return to profitability of the gas turbine unit and improvement in the Other Products segment.

OPERATING INCOME  (con't)

    Operating income in the Aerospace segment advanced 54% in 1996, despite the December 1995 sale of the Kollsman unit, which had contributed $12.9 million to the segment's 1995 reported profits. Chromalloy Gas Turbine, which had incurred a loss in 1995, posted a profit on higher sales in 1996. The turnaround at Gas Turbine reflects significant improvement at repair units, reduced losses at OEM units, the absence of the downsizing provisions recorded in 1995, and the effect of earlier efforts to reduce the overall cost structure. These improvements were partially offset by $33.0 million of costs related to the UTC litigation. Both years benefitted from the reversal of workers' compensation insurance reserves, which were actuarially determined to be in excess of requirements. Management currently anticipates the continuation of improved operating results in the first quarter of 1997. Significant legal expenses are expected in 1997 (albeit at a lower level than 1996), as the unit remains involved in litigation related to UTC. The propulsion unit registered a small decline in profits in 1996, due entirely to a fourth-quarter restructuring provision related to the advanced materials product line. Without this provision, profits would have advanced, due to the benefit of increased sales and lower bid and proposal costs.

    Operating income in the Machinery and Metal Coatings segment declined 16% in 1996, as the advance at the can machinery unit was more than offset by declines at the metal coatings and auxiliary press equipment units. The decline in operating income at the metal coatings unit primarily reflects lower average coating line utilization; increased costs related to the three coating lines acquired in 1995; and substantially higher prices for the natural gas used in the curing ovens. Can machinery profits advanced in 1996, driven primarily by the increased level of sales. The auxiliary press equipment unit incurred a larger loss in 1996, entirely due to two factors: restructuring costs in excess of $2.5 million and the write-off in the third quarter of the remaining goodwill related to this operation. On an operating basis, excluding these costs, significant improvements were achieved, as the benefit of increased sales and reduced costs more than offset the impact of a significant increase in the allowance for doubtful accounts, continuing pricing pressures, and higher warranty expense. Based on the December 31, 1996 backlog, management anticipates a loss for this unit in the first quarter of 1997.

    Operating income of the Specialty Chemicals segment declined 14% in 1996, as a decline at the overseas unit was partially offset by a solid gain at the domestic unit. The decline at the overseas unit reflected lower sales of detergent chemicals, reduced margins, and reduced profits from the chemical

OPERATING INCOME  (con't)

distribution units. The Company anticipates that profits from this unit will be significantly lower in 1997, due primarily to the effects of the strengthening of the pound sterling against other European currencies, which began in the fourth quarter of 1996. The domestic unit recorded a solid profit advance, due to a favorable sales mix shift, improved margins, and the favorable settlement of a lawsuit.

    Operating income in the Other Products segment increased 53% in 1996, as improvements at the automotive products and can lid operations more than offset a decline at the real estate unit. The improvement at the automotive products unit was the result of increased worldwide sales. The can lid unit recorded a loss in 1995 and a profit in 1996. The improvement was primarily attributable to a sharply higher level of sales, a trend that is expected to continue in 1997. Profits at the real estate operation declined in 1996 due to reduced revenues.

INTEREST EXPENSE

The decrease in interest expense of approximately $1.5 million was due to a decrease in average borrowings attributable to scheduled principal payments and early retirement of debt.

OTHER, NET

In 1996, Other, net included an $8.8 million gain on the sale of the Company's office building in Clayton, Missouri; $2.1 million in charges for the amortization of capitalized debt costs; and $4.0 million of equity in the income of unconsolidated joint ventures.

In 1995, Other, net included a $6.5 million gain on the sale of Kollsman; $6.1 million of gains on the sale of assets; $2.1 million of dividend income on an investment; $2.1 million of charges for the amortization of capitalized debt costs; $1.8 million of equity in the losses of unconsolidated joint ventures; and $0.9 million of discount expense related to the sale of accounts receivable.

DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are utilized by the Company to manage interest rate and foreign exchange risks. The Company has established a control environment which includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold or issue derivative financial instruments for trading purposes.

    The Company accounts for interest rate swaps as hedges provided that the derivative changes the nature of a designated debt instrument on the Company's balance sheet. In accordance

DERIVATIVE FINANCIAL INSTRUMENTS  (con't)

with hedge accounting, any gains or losses from changes in the value of the swaps are deferred and interest expense on the hedged debt instrument is recorded using the interest rate as effectively revised by the related swap. Gains or losses on terminated interest rate swaps that were accounted for as hedges are deferred and amortized to interest expense over the original lives of the terminated swaps.

    The Company's weighted average borrowing rate was 9.3% during 1996, 9.1% during 1995 and 9.4% during 1993. The Company's hedging activities related to interest rate swaps reduced interest expense by $2.2 million (or 39 basis points) during 1996; $3.1 million (or 53 basis points) during 1995; and $0.3 million (or 5 basis points) during 1994. As of December 31, 1996, deferred gains on terminated interest rate swaps amounted to $1.6 million and amortization of such deferred gains will serve to reduce interest expense by $1.5 million and $0.1 million during 1997 and 1998, respectively.

    The Company accounts for interest rate options written and other complex interest-related derivative instruments under non-hedge accounting. In 1994, Other, net included mark-to-market losses of $2.4 million to adjust the carrying value of interest rate derivatives considered to be non-hedging instruments. All interest-related derivatives were closed out as of December 31, 1994 and the Company was not a party to any interest rate derivatives thereafter.

    The Company utilizes forward exchange contracts in several ways. The Company's specialty chemicals operation in the United Kingdom uses such contracts to hedge existing assets, liabilities and firm commitments denominated in currencies other than the pound sterling. Gains and losses on forward exchange contracts designated as hedges of existing assets and liabilities are recognized in income as exchange rates change. Gains and losses on hedges of firm sales and purchase commitments are deferred and included in the basis of the transactions when they are completed. The Company has also utilized forward foreign exchange contracts to hedge foreign investments. Gains and losses on these contracts are not included in income but are recorded in the cumulative translation adjustment, a component of shareholders' equity.

ENVIRONMENTAL MATTERS

The Company's environmental department, under senior management direction, manages all activities related to the Company's involvement in environmental clean-up. This department establishes the projected range of expenditures for individual sites with respect to which the Company may be considered a potentially responsible party under applicable federal or state law. These projected expenditures, which are reviewed periodically, include: remedial investigation and feasibility studies; outside legal, consulting and remediation project

ENVIRONMENTAL MATTERS  (con't)

management fees; the projected cost of remediation activities; and site closure and post-remediation monitoring costs. The assessments take into account known conditions, probable conditions, regulatory requirements, past expenditures, and other potentially responsible parties and their probable level of involvement. Outside legal, technical and scientific consulting services are used to support management's assessments of costs at significant individual sites.

    It is the Company's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At December 31, 1996, the potential exposure for such costs is estimated to range from $17 million to $38 million and the Company's balance sheet includes accruals for remediation costs of $34.5 million. These accruals are at undiscounted amounts and are primarily included in accrued expenses and other noncurrent liabilities. While the possibility of further recovery of some of the costs from insurance companies exists, the Company does not recognize these recoveries in its financial statements until they are realized. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

    With respect to all known environmental liabilities, the Company's actual cash expenditures for remediation of previously contaminated sites were $10.0 million in 1996, $10.6 million in 1995 and $10.3 million in 1994. The Company anticipates that remedial cash expenditures will be in the $8 million to $12 million range during 1997 and between $6 million and $8 million during 1998. For the past three years, the Company's capital expenditures for projects to eliminate, control or dispose of pollutants have averaged approximately $2 million per year. The Company anticipates environmental-related capital programs to be approximately $4 million per year during 1997 and 1998. The Company's operating expenses to eliminate, control and dispose of pollutants have averaged approximately $11 million per year during the last three years. The Company anticipates that environmental operating expenses will be approximately $12 million per year during 1997 and 1998.

AUTOMOTIVE AIRBAGS

The Company has investments in two unconsolidated joint venture partnerships which were formed to develop, produce and market hybrid inflators for automotive airbags: Bendix Atlantic Inflator Company (BAICO), a 50/50 joint venture formed with AlliedSignal; and BAG SpA, an Italian company formed with AlliedSignal and Gilardini (a unit of Fiat Group) with each participant owning a one-third interest in the venture. The Company's share of the earnings or losses of the unconsolidated airbag businesses was equity income of $1.4 million in 1996 and equity losses of $2.2 million and $2.4 million in 1995 and 1994, respectively.

AUTOMOTIVE AIRBAGS  (con't)

    BAICO has a $50 million revolving credit agreement which is guaranteed equally by each partner. In December 1995 and 1994, BAICO borrowed $15 million and $35 million, respectively, under the facility and remitted half the proceeds to each partner. Sequa accounted for the $7.5 million it received in 1995 and the $17.5 million received in 1994 as financing activities in the Consolidated Statement of Cash Flows and reduced its investment in BAICO, which is carried as an equity investment. At December 31, 1996 and 1995, the Company's equity in the losses of its airbag businesses exceeded its investment by $15.8 million and $15.1 million, respectively, and the negative investment is included in Other noncurrent liabilities in the Consolidated Balance Sheet.

BACKLOG

The businesses of Sequa for which backlogs are significant are the Turbine Airfoils, Caval Tool, Turbocombustor Technology and Castings units of Chromalloy Gas Turbine, and the ARC Propulsion operations of the Aerospace segment; and the Can Machinery and MEG operations of the Machinery and Metal Coatings segment. The aggregate dollar amount of backlog in these units at December 31, 1996 was $293.5 million ($330.4 million at December 31, 1995).

CAPITAL SPENDING

Capital expenditures amounted to $50.2 million in 1996, with spending concentrated in the Chromalloy Gas Turbine, metal coatings and chemicals operations. These funds were primarily used to upgrade existing facilities and equipment and to expand capacity. The Company anticipates that capital spending in 1997 will be approximately $90 million and will again be concentrated in the gas turbine, metal coatings and chemicals operations.

LIQUIDITY AND CAPITAL RESOURCES

During 1996, the Company extended its revolving credit agreement one year to March 31, 1998. Under the terms of the amended revolver, the maximum amount of credit available under the facility was reduced from $150.0 million to $125.0 million at the Company's request and the facility fee was reduced from an annual rate of 0.5% to 0.375% of the maximum amount available under the credit line. Management anticipates that cash flow from operations, the $107.1 million of credit available under the revolving credit agreement, the $45.0 million of available financing under the Receivables Purchase Agreement, plus the $92.1 million of cash and cash equivalents on hand at December 31, 1996 will be more than sufficient to fund the Company's operations for the foreseeable future.

OTHER INFORMATION

Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was implemented by the Company in the first quarter of 1996. This statement requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, then an impairment loss is to be recognized based on the fair value of the asset. The Company's previous accounting policies related to long-lived assets were similar to the requirements of SFAS No. 121; accordingly, the impact of adopting the new standard did not have a material effect on the Company's results of operations or financial position.

    SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation under Accounting Principles Board Opinion (APBO) No. 25, which measures compensation cost for stock options as the excess, if any, of the quoted market price of the Company's stock at the grant date over the amount an employee must pay to acquire the stock. As the Company's stock option plans require the option price to be no less than the fair market value of the stock at the date of grant, no compensation expense is recognized by the Company for stock options granted.

    SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in June 1996 and establishes, among other things, new criteria for determining whether a transfer of financial assets should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Under SFAS No. 125, transfers of financial assets occurring after December 31, 1996 are considered sold only if the transferor meets a three-part test to demonstrate that control over the assets has been surrendered. Management is currently reviewing the criteria of SFAS No. 125 as they may relate to the Company's Receivables Purchase Agreement in 1997.

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

SALES  (con't)

of sales of newly acquired units and two units sold in 1995. If reported sales in both years are adjusted for these amounts, pro forma sales would have increased 3% for 1995.

    Sales in the Aerospace segment were 7% lower than in 1994, with all units registering declines. Chromalloy Gas Turbine sales declined 8% in 1995, reflecting its withdrawal from the engine overhaul business, combined with a 12% decline at units primarily serving OEM customers. These declines were partially offset by a 7% increase in sales of Chromalloy units primarily serving repair customers. On a pro forma basis -- eliminating from both years the sales of divested units -- Chromalloy posted a 3% sales increase. Despite the recovery in repair sales, extensive pricing pressures continued, as well as increased activity in the repair aftermarket by engine manufacturers. ARC Propulsion experienced a small sales decline in 1995, reflecting reductions in the overall level of military sales, largely offset by an increase in sales of automotive airbag components. At the Kollsman unit (which was divested on December 29, 1995), 1995 sales declined 11%.

    Sales in the Machinery and Metal Coatings segment advanced 20% in 1995 (16% excluding the sales of the two metal coating plants acquired in 1995), with all three units contributing to the advance. Before giving effect to its 1995 acquisition of two plants, the Precoat Metals unit achieved advances in building products and manufactured products while container product sales declined as a large customer brought more work in house. Can machinery sales rose 23% in 1995, primarily as a result of increased overseas sales of can decorating equipment and the successful introduction in late 1994 of the latest generation of can bodymakers. At MEG, sales increased 28% in 1995, driven by strong increases in dryers and other auxiliary equipment.

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

SALES  (con't)

    Sales of the Other Products segment increased 3%, as advances at the automotive products unit and the can lid unit were partially offset by a 16% decline in revenues at the Centor real estate unit. The automotive products unit reported a 5% increase in 1995 sales. A small decline in cigarette lighter sales to the domestic auto makers was more than offset by increased North American sales of power outlets and electronic devices. Sales of lighters by Casco's European operation also improved in 1995, and late in the year Casco acquired an automobile lighter product line in Italy. At the can lid unit, sales increased 1% in 1995, as advances in the export market more than made up for a small decline in domestic sales. The uptrend in exports primarily reflects resumption of shipments to the Mexican market, which had been severely curtailed by the devaluation of the peso. At the Centor real estate unit, revenues declined primarily because of a lower occupancy rate and reduced parking revenues at its office building in Missouri. Revenues were also affected by the Company's continuing sales of excess properties.

OPERATING INCOME

Overall operating income increased 71% in 1995 to $67.9 million, with all operating segments contributing to the improvement.

    The Aerospace segment recorded operating income of $10.2 million in 1995, up $23.0 million from 1994, with all three operations contributing to the improvement. At Chromalloy Gas Turbine, the 1995 loss was less than half that recorded in the previous year. The improvement was primarily the result of the following factors: an actuarially determined reduction in workers' compensation insurance expense; a lower level of inventory and other reserve provisions; and the absence of a charge taken in 1994 to correct an accounting irregularity. The favorable effect of these factors was partially offset by 1995 downsizing expenses. After eliminating the net effects of these variances, Chromalloy's loss in 1995 was relatively unchanged from 1994, as weakness in the first half gave way to improved results in the second half, due to a cost reduction program and an improving sales pattern. At the ARC Propulsion unit, profits increased, principally due to a sharp decline in administrative costs and improvements in the airbag components and liquid rocket motors product lines. Profits on military programs declined, as the impact of lower sales more than offset an improvement in margins. The advanced materials product line recorded increased losses in 1995. Operating income at Kollsman increased 26% in 1995.

    Operating income in the Machinery and Metal Coatings segment increased 13%, as solid advances at the metal coatings and can machinery units were partially offset by increased losses at the auxiliary press equipment unit. The Precoat Metals unit recorded

OPERATING INCOME  (con't)

increased profits, although the benefits of higher sales were partially offset by the costs associated with the newly completed Jackson, Mississippi plant and newly acquired plants in Portage, Indiana and McKeesport, Pennsylvania. At the can machinery unit, the increased profitability was primarily the result of higher sales volume, improved factory utilization and manufacturing improvements implemented in 1994 and 1995, partially offset by increased warranty costs and higher general and administrative expenses. The overseas auxiliary press equipment operation reported a larger loss in 1995, as the benefits of higher sales were more than offset by sharply higher manufacturing, warranty and selling costs. Increased losses were exacerbated by an 11% drop in the average value of the US dollar against the French franc in 1995.

    Operating income in the Specialty Chemicals segment was up 3% in 1995, as a small improvement at the overseas unit was partially offset by a decline at the domestic unit. At the overseas unit, profits measured in local currency registered an increase, as manufacturing efficiencies more than offset the impact of lower volume in the detergent chemical product line, and higher sales led to improved profitability at the chemical distribution operations. Local currency results were further bolstered by a favorable foreign exchange rate swing. At the domestic unit, profits for the year declined as a result of increased raw material costs and higher selling and administrative costs, partially offset by the higher level of sales and by significantly lower environmental clean-up costs.

    Operating income in the Other Products segment increased 27%, as improvements at the can lid and real estate units offset a small decline at the automotive products operation. In 1995, the benefit of increased sales at Casco was offset by certain price reductions and increased manufacturing costs. The improvement at Northern Can Systems was entirely due to the absence of the 1994 writedown of two lid lines, which were later sold. The improvement at Centor resulted primarily from the favorable resolution of a multi-year real estate tax appeal on its office building in Missouri.

INTEREST EXPENSE

The decrease in interest expense of approximately $5.8 million was primarily due to a decrease in average borrowings and the termination in 1994 of interest rate swaps, accounted for as hedges, for which $2.8 million of interest expense was incurred during 1994.

OTHER, NET

In 1995, Other, net included a $6.5 million gain on the sale of Kollsman; $6.1 million of gains on the sale of assets; $2.1 million of dividend income on an investment; $2.1 million of charges for the amortization of capitalized debt costs; $1.8 million of equity in the losses of unconsolidated joint ventures; and $0.9 million of discount expense related to the sale of accounts receivable.

In 1994, Other, net included $2.4 million of mark-to-market losses on non-hedging interest rate derivatives; $1.8 million of discount expense related to the sale of accounts receivable; $2.2 million of equity in the losses of unconsolidated joint ventures; and amortization of capitalized debt costs of $2.4 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------







            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
            ----------------------------------------




To the Shareholders and
the Board of Directors of
Sequa Corporation:



    We have audited the accompanying consolidated balance sheet of Sequa Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sequa Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP
New York, New York
February 28, 1997

               SEQUA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET



(Amounts in thousands)
At December 31,                               1996         1995
-----------------------------------        ----------   ---------


ASSETS
CURRENT ASSETS
  Cash and cash equivalents               $   92,079   $   62,667
  Trade receivables, net (Note 2)            248,835      255,342
  Unbilled receivables, net (Note 3)          26,771       23,602
  Inventories (Note 4)                       223,498      242,126
  Other current assets                        20,994       37,476
                                           ---------    ---------
    Total current assets                     612,177      621,213
                                           ---------    ---------

INVESTMENTS
  Net assets of discontinued operations
    (Note 5)                                 130,193      144,891
  Other investments                           20,492       15,891
                                           ---------    ---------
                                             150,685      160,782
                                           ---------    ---------

PROPERTY, PLANT AND EQUIPMENT, NET
  (Note 6)                                   457,511      496,588
                                           ---------    ---------

OTHER ASSETS
  Excess of cost over net assets of
    companies acquired                       307,952      320,214
  Deferred charges and other                  19,837       23,181
                                           ---------    ---------
                                             327,789      343,395
                                           ---------    ---------

TOTAL ASSETS                              $1,548,162   $1,621,978
                                          ==========   ==========


The accompanying notes are an integral part of the financial statements.

               SEQUA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET

(Amounts in thousands, except share data)
At December 31,                                1996       1995
----------------------------------------    ---------   ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt
    (Note 7)                               $    2,859 $   16,316
  Accounts payable                            109,115    123,529
  Taxes on income (Note 8)                     40,391     38,422
  Accrued expenses (Note 9)                   150,381    146,388
                                           ---------- ----------
    Total current liabilities                 302,746    324,655
                                           ---------- ----------

NONCURRENT LIABILITIES
  Long-term debt (Note 7)                     531,868    563,245
  Deferred taxes on income (Note 8)            13,652      3,521
  Other noncurrent liabilities                109,120    153,962
                                           ---------- ----------
                                              654,640    720,728
                                           ---------- ----------

SHAREHOLDERS' EQUITY (Notes 7, 12 and 13)
  Preferred stock--$1 par value,
    1,825,000 shares authorized; 797,000
    shares of $5 cumulative convertible
    stock issued at December 31, 1996
    and 1995 (involuntary liquidation
    value--$25,393 at December 31, 1996)          797        797
  Class A common stock--no par value,
    25,000,000 shares authorized; 7,188,000
    shares issued at December 31, 1996 and
    1995                                        7,188      7,188
  Class B common stock--no par value,
    5,000,000 shares authorized; 3,727,000
    shares issued at December 31, 1996
    and 1995                                    3,727      3,727
  Capital in excess of par value              285,912    287,204
  Cumulative translation adjustment            10,512      2,333
  Retained earnings                           366,369    360,290
                                           ---------- ----------
                                              674,505    661,539
  Less: cost of treasury stock                 83,729     84,944
                                           ---------- ----------
TOTAL SHAREHOLDERS' EQUITY                    590,776    576,595
                                           ---------- ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                 $1,548,162 $1,621,978
                                           ========== ==========

                      SEQUA CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
(Amounts in thousands, except per share)
Year ended December 31,                         1996        1995        1994
------------------------------------          --------    --------    --------
SALES                                       $1,459,029  $1,414,139  $1,419,550
                                            ----------  ----------  ----------

COSTS AND EXPENSES
  Cost of sales                              1,160,192   1,129,955   1,164,739
  Selling, general and administrative          233,679     216,257     215,058
                                            ----------  ----------  ----------
                                             1,393,871   1,346,212   1,379,797
                                            ----------  ----------  ----------

OPERATING INCOME                                65,158      67,927      39,753

OTHER INCOME (EXPENSE)
  Interest expense                             (51,794)    (53,302)    (59,114)
  Interest income                                4,271       3,870       2,819
  Other, net (Note 15)                           8,321       8,984     (11,353)
                                            ----------  ----------  ----------
                                               (39,202)    (40,448)    (67,648)
                                            ----------  ----------  ----------

INCOME (LOSS) BEFORE INCOME TAXES               25,956      27,479     (27,895)

Income tax benefit (provision) (Note 8)        (16,400)    (18,700)      3,200
                                            ----------  ----------  ----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM          9,556       8,779     (24,695)

Extraordinary loss on early retirement
  of debt, net of applicable income
  taxes (Note 7)                                  (369)       -         (1,083)
                                            ----------  ----------  ----------

NET INCOME (LOSS)                                9,187       8,779     (25,778)

Preferred dividend requirements                 (3,108)     (3,165)     (3,163)
                                            ----------  ----------  ----------

NET INCOME (LOSS) APPLICABLE TO COMMON
  STOCK                                     $    6,079  $    5,614  $  (28,941)
                                            ==========  ==========  ==========

EARNINGS (LOSS) PER SHARE
  Income (loss) before extraordinary item   $      .65  $      .57 $     (2.87)
  Extraordinary loss on early retirement
    of debt                                       (.04)        -          (.11)
                                           ----------  -----------  ----------
  Net income (loss)                         $      .61  $      .57  $    (2.98)
                                           ==========  ==========  ==========

The accompanying notes are an integral part of the financial statements.

                      SEQUA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)
Year ended December 31,                            1996       1995      1994
--------------------------------------------      ------    -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) before income taxes              $  25,956  $  27,479   $(27,895)
Adjustments to reconcile income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                   91,587     96,485    103,974
  Provision for losses on receivables              5,927      4,694      4,891
  Gain on sale of assets                          (8,268)   (13,771)      -
  Equity in (income) losses of unconsolidated
    joint ventures                                (4,038)     1,774      2,154
  Other items not requiring (providing) cash         129        809        (79)
  Changes in operating assets and liabilities,
    net of businesses acquired and sold:
    Receivables                                   (3,208)    (5,272)    18,877
    Inventories                                   15,788    (11,408)   (13,549)
    Other current assets                          14,808     (5,878)    28,743
    Accounts payable and accrued expenses         (4,984)    (2,691)   (32,671)
    Other noncurrent liabilities                 (28,802)    (9,017)    (6,952)
                                               ---------  ---------   --------
Net cash provided by continuing operations
  before income taxes                            104,895     83,204     77,493
Net cash provided by discontinued operations
  before income taxes (Note 17)                    6,970      5,621     28,228
Income taxes paid, net                            (6,057)    (6,565)   (10,444)
                                               ---------  ---------   --------
  Net cash provided by operating activities      105,808     82,260     95,277
                                               ---------  ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment        (50,228)   (56,899)   (59,241)
Sale of property, plant and equipment             15,475      9,122      8,492
Sale of businesses, net of cash sold               1,558     57,580     57,248
Businesses purchased, net of cash acquired          -       (42,659)      -
Purchase of minority interest in subsidiary         -          -       (16,701)
Other investing activities                          (806)    (2,254)   (10,139)
                                               ---------  ---------   --------

  Net cash used for investing
    activities                                   (34,001)   (35,110)   (20,341)
                                               ---------  ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt                                   512      3,392      6,253
Payments of debt                                 (16,833)    (8,979)   (21,214)
Early retirement of debt                         (27,900)      -       (34,839)
Dividends paid                                    (3,108)    (3,165)    (3,956)
Purchase of treasury stock                        (1,680)      -          -
Proceeds from exercise of stock options            1,474       -          -
Repurchase of accounts receivable                   -          -       (45,000)
Proceeds from joint venture financing
  arrangement                                       -         7,500     17,500
                                               ---------  ---------   --------

   Net cash used for financing activities        (47,535)    (1,252)   (81,256)
                                               ---------  ---------   --------

Effect of exchange rate changes on cash
  and cash equivalents                             5,140     (1,886)       195
                                               ---------  ---------   --------
Net increase (decrease) in cash and cash
  equivalents                                     29,412     44,012     (6,125)
Cash and cash equivalents at beginning of year    62,667     18,655     24,780
                                               ---------  ---------   --------
Cash and cash equivalents at end of year       $  92,079  $  62,667   $ 18,655
                                               =========  =========   ========

The accompanying notes are an integral part of the financial statements.

                                   SEQUA CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                      Class A   Class B   Capital in Cumulative
(Amounts in thousands,     Preferred  Common    Common    Excess of  Translation  Retained  Treasury
except per share data)       Stock     Stock     Stock    Par Value  Adjustment   Earnings   Stock
---------------------       --------   -------   -------  ---------  ---------   ---------  -------
BALANCE AT DECEMBER 31, 1993 $   797   $ 7,054   $3,861    $295,841  $(16,771)   $383,617 $ (98,615)
Net loss                        -         -        -           -         -        (25,778)     -
Issuance and amortization
  of restricted stock grant     -         -        -         (1,313)     -           -        1,366
Treasury stock contributed
  to pension plan               -         -        -         (7,324)     -           -       12,047
Exchange of common stock        -          134     (134)       -         -           -         -
Foreign currency translation
  adjustment                    -         -        -           -       12,897        -         -
Sale of foreign subsidiary      -         -        -           -        1,975        -         -
Cash dividends:
  Preferred - $5.00 per share   -         -        -           -         -         (3,163)     -
                             -------  -------   ------     --------   --------   --------  ---------
BALANCE AT DECEMBER 31, 1994     797     7,188    3,727     287,204    (1,899)    354,676   (85,202)
Net income                      -         -        -           -         -          8,779      -
Amortization of restricted
  stock grant                   -         -        -           -         -           -          258
Foreign currency translation
  adjustment                    -         -        -           -        4,906        -         -
Sale of foreign subsidiary      -         -        -           -         (674)       -         -
Cash dividends:
  Preferred - $5.00 per share   -         -        -           -         -         (3,165)     -
                             -------  -------    ------    --------   --------   --------  ---------
BALANCE AT DECEMBER 31, 1995     797     7,188    3,727     287,204     2,333     360,290   (84,944)
Net income                      -         -        -           -         -          9,187      -
Amortization of restricted
  stock grant                   -         -        -           -         -           -          223
Foreign currency translation
  adjustment                    -         -        -           -        8,179        -         -
Purchase of treasury stock      -         -        -           -         -           -       (1,680)
Stock grants forfeited          -         -        -            307      -           -         (401)
Stock options exercised         -         -        -         (1,599)     -           -        3,073
Cash dividends:
  Preferred - $5.00 per share   -         -        -           -         -         (3,108)     -
                             -------    -------   ------    --------   --------   --------  ---------
BALANCE AT DECEMBER 31, 1996 $   797   $ 7,188   $3,727    $285,912   $ 10,512   $366,369  $ (83,729)
                             =======    =======   ======    ========   ========   ========  =========

                The accompanying notes are an integral part of the financial statements.

               SEQUA CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements of Sequa Corporation (the Company) include the accounts of all majority-owned subsidiaries, including those of Sequa Receivables Corp. (SRC), a special purpose corporation formed for the sale of eligible receivables. Under the terms of the Receivables Purchase Agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any distribution to the Company. At December 31, 1996 and 1995, SRC had no obligations outstanding to its creditors. All material accounts and transactions between the consolidated subsidiaries have been eliminated in consolidation.

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

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (con't)

PROPERTY, PLANT AND EQUIPMENT  (con't)
    The Company reviews properties for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than the carrying amount of the asset, then the property is written down to its fair market value.

    Upon sale or retirement of properties, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is reflected currently. Expenditures for maintenance and repairs of $45,030,000 in 1996, $42,534,000 in 1995 and $43,438,000 in 1994 were expensed as incurred, while betterments and replacements were capitalized.

EXCESS OF COST OVER NET ASSETS OF COMPANIES ACQUIRED
Excess of cost over net assets of companies acquired (goodwill) is being amortized on a straight-line basis over periods not exceeding forty years. The recoverability of goodwill is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has current operating losses, and based upon projections there is a likelihood that such operating losses will continue, the Company evaluates whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest during the remaining amortization period. If impairment exists, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows. In connection with the Company's impairment review, goodwill was written down by $830,000 during 1996. Amortization and writedowns charged against earnings in 1996, 1995 and 1994 were $11,337,000, $10,716,000 and
$10,440,000, respectively. Accumulated amortization at December 31, 1996 and 1995 was $106,055,000 and $94,718,000, respectively.

FOREIGN CURRENCY TRANSLATION
The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into US dollars at exchange rates in effect at year-end, while revenues and expenses are translated at weighted average exchange rates prevailing during the year. The resulting translation gains and losses are charged directly to cumulative translation adjustment, a component of shareholders' equity, and are not included in net income until realized through sale or liquidation of the investment. Foreign exchange gains and losses incurred on foreign currency transactions are included in net income.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (con't)

DERIVATIVE FINANCIAL INSTRUMENTS
Derivative financial instruments are utilized by the Company to manage interest rate and foreign exchange risks. The Company has established a control environment which includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold or issue derivative financial instruments for trading purposes.

    The Company accounts for interest rate swaps as hedges provided that the derivative changes the nature of a designated debt instrument on the Company's balance sheet. In accordance with hedge accounting, any gains or losses from changes in the value of the swaps are deferred and interest expense on the hedged debt instrument is recorded using the interest rate as effectively revised by the related swap. Gains or losses on terminated interest rate swaps that were accounted for as hedges are deferred and amortized to interest expense over the original lives of the terminated swaps.

    Gains and losses on forward exchange contracts designated as hedges of existing assets and liabilities are recognized in income as exchange rates change. Gains and losses on forward exchange contracts that hedge firm commitments are deferred and included in the basis of the transactions when they are completed. Gains or losses on forward foreign exchange contracts that hedge foreign investments are not included in income but are recorded in the cumulative translation adjustment, a component of shareholders' equity.

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

ENVIRONMENTAL REMEDIATION AND COMPLIANCE
It is the Company's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Accrued environmental remediation and compliance costs include remedial investigation and feasibility studies, outside legal, consulting and remediation project management fees, projected cost of remediation activities, site closure and post-remediation monitoring costs. At December 31, 1996, the

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

ENVIRONMENTAL REMEDIATION AND COMPLIANCE (con't) potential exposure for such costs is estimated to range from $17,000,000 to $38,000,000 and the Company's balance sheet includes accruals for remediation costs of $34,498,000. These accruals are at undiscounted amounts and are primarily included in accrued expenses and other noncurrent liabilities. While the possibility of further recovery of some of the costs from insurance companies exists, the Company does not recognize these recoveries in its financial statements until they are realized. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

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

RESEARCH AND DEVELOPMENT
Research and development costs are charged to expense as incurred and amounted to approximately $12,856,000 in 1996, $15,176,000 in 1995 and $14,317,000 in 1994.

STOCK-BASED COMPENSATION
Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation under Accounting Principles Board Opinion (APBO) No. 25, which measures compensation cost for stock options as the excess, if any, of the quoted market price of the Company's stock at the grant date over the amount an employee must pay to acquire the stock. As the Company's stock option plans require the option price to be no less than the fair market value of the stock at the date of grant, no compensation expense is recognized by the Company for stock options granted.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

INCOME TAXES
Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities recorded for tax and financial reporting purposes.

    No provision has been made for US or additional foreign taxes on $222,086,000 of undistributed earnings of foreign subsidiaries as those earnings are intended to be permanently reinvested.
Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of deferred tax liability on foreign undistributed earnings which are intended to be permanently reinvested.

EARNINGS PER SHARE
Primary earnings per share for each of the respective years have been computed by dividing the net earnings, after deducting dividend requirements on cumulative convertible preferred stock, by the weighted average number of common and common equivalent shares outstanding during the year. The weighted average number of common and common equivalent shares for 1996, 1995 and 1994 was 9,921,000 shares, 9,867,000 shares and 9,722,000 shares, respectively.

    Fully diluted earnings per common share calculations for the assumed conversion of the cumulative convertible preferred stock were anti-dilutive in 1996, 1995 and 1994.

NOTE 2.  TRADE RECEIVABLES, NET

Sequa Receivables Corporation, a wholly owned special purpose subsidiary of the Company, has a Receivables Purchase Agreement with a group of banks, under which it is able to sell up to $45,000,000 of Company receivables without recourse through March 1998. At December 31, 1996 and 1995, all receivables sold under the agreement were repurchased. Other, net in the Consolidated Statement of Income includes discount expenses of $30,000 in 1996, $947,000 in 1995 and $1,829,000 in 1994 related to the sale of receivables under this agreement.

    SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in June 1996 and established, among other things, new criteria for determining whether a transfer of financial assets should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Under SFAS No. 125, transfers of financial assets occurring after December 31, 1996 are considered sold only if the transferor meets a three-part test to demonstrate that control

NOTE 2.  TRADE RECEIVABLES, NET  (con't)

over the assets has been surrendered. Management is currently reviewing the criteria of SFAS No. 125 as they may relate to the Company's Receivables Purchase Agreement in 1997.

    Trade receivables at December 31, 1996 and 1995 have been reduced by allowances for doubtful accounts of $12,992,000 and $12,045,000, respectively.

NOTE 3.  UNBILLED RECEIVABLES, NET

Unbilled receivables, net consist of the following:


(Amounts in thousands)
At December 31,                              1996       1995
--------------------------------             ----       ----

Fixed-price contracts                      $22,640    $19,746
Cost-reimbursement contracts                 4,131      3,856
                                           -------    -------
                                           $26,771    $23,602
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

    Allowances for estimated nonrecoverable costs are primarily to provide for losses which may be sustained on contract costs awaiting funding and for the finalization of indirect expenses. Unbilled amounts at December 31, 1996 and 1995 are reduced by allowances for estimated nonrecoverable costs of $2,587,000 and $1,616,000, respectively.

NOTE 4.  INVENTORIES

The components of inventories are as follows:

(Amounts in thousands)
At December 31,                            1996           1995
------------------------------             ----           ----

Finished goods                          $ 63,158       $ 67,910
Work in process                           71,583         72,600
Raw materials                             89,254        106,627
Long-term contract costs                   8,275          9,600
Customer deposits                         (6,890)       (12,974)
                                        --------
                                         225,380        243,763
Adjustment to reduce
  carrying value to LIFO basis            (1,882)        (1,637)
                                        --------
                                        $223,498       $242,126
                                        ========       ========


NOTE 5.  MET ASSETS OF DISCONTINUED OPERATIONS

During 1991, the Company adopted a formal plan to divest Sequa Capital's investment portfolio and to sell a group of businesses which it classified as discontinued operations. As of December 31, 1996, approximately $356,000,000 of Sequa Capital's investment portfolio had been sold, written down or otherwise disposed of since the Company adopted a formal plan to divest the portfolio. During the same period, the Company repaid approximately $367,000,000 of Sequa Capital's debt. Debt of discontinued operations at December 31, 1996 represents the accreted principal amount of the $25,000,000 in proceeds received from the non-recourse securitization of Sequa Capital's leveraged lease portfolio in 1994. The leveraged lease cash flow stream will service the payment of principal and interest until the loan is paid off. To the extent that the leveraged lease cash flow stream during the next several years is less than the amount necessary to service the debt, the loan will increase.
Subsequent to the payment of the secured indebtedness, the remaining investment in leveraged leases will be liquidated over time as rentals are received and residual values are realized. Disposal activities are ongoing for other discontinued assets.

NOTE 5.  NET ASSETS OF DISCONTINUED OPERATIONS  (con't)

    Net assets of discontinued operations approximate net realizable value and have been classified as noncurrent. The amounts the Company will ultimately realize from the leveraged lease portfolio and other investments could differ materially from management's best estimates of their realizable value. A summary of the net assets of discontinued operations is as follows:

(Amounts in thousands)
At December 31,                                1996        1995

--------------------------------              ------      ------
Working capital                             $  7,740    $  7,690
Investment in leveraged leases and
  other investments                          148,778     159,987
Other assets, net                              5,634       6,742
Debt                                         (31,959)    (29,528)
                                            --------    --------
Net assets of discontinued operations       $130,193    $144,891
                                            ========    ========


NOTE 6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following:

(Amounts in thousands)
At December 31,                           1996            1995
-------------------------------           ----            ----

Land and improvements                 $   48,185     $   49,792
Buildings and improvements               216,146        234,070
Machinery and equipment                  756,673        736,820
Construction in progress                  29,900         26,273
                                      ----------     ----------
                                       1,050,904      1,046,955
Accumulated depreciation                (593,393)      (550,367)
                                      ----------     ----------
                                      $  457,511     $  496,588
                                      ==========     ==========

NOTE 7.  INDEBTEDNESS

Long-term debt is as follows:

(Amounts in thousands)
At December 31,                                  1996      1995
----------------------------------               ----      ----

Senior unsecured notes, at 9 5/8%,
  due 1999                                    $138,519  $150,000

Senior unsecured notes, at 8 3/4%, due 2001    109,948   125,000

Medium-term notes, at a weighted average
  interest rate of 10.0%, payable in varying
  amounts through 2001                          86,275   100,000

Senior subordinated notes, at 9 3/8%,
  due 2003                                     175,000   175,000

Capital lease obligations, at a weighted
  average interest rate of 9.3%, payable in
  varying amounts through 2000                  17,818    21,327

Other, at weighted average interest rates of
 5.4% and 5.3%, respectively, payable in
 varying amounts through 2004                    7,167     8,234
                                              --------  --------
                                               534,727   579,561

Less current maturities                         (2,859)  (16,316)
                                              --------  --------

Total long-term debt                          $531,868  $563,245
                                              ========  ========

     The Company may borrow up to $125,000,000 under the terms of an amended revolving credit agreement expiring March 31, 1998. The rate of interest payable under the agreement is, at the Company's option, a function of the prime rate or the Eurodollar rate. The agreement requires the Company to pay a facility fee at an annual rate of 0.375% of the maximum amount available under the credit line. Under the terms of the credit facility, usage of up to approximately $46,000,000 is to be secured by the stock of certain of the Company's subsidiaries. At December 31, 1996, there were no borrowings outstanding under this facility; however, $17,851,000 of the available credit line was used for the issuance of letters of credit leaving $107,149,000 of unused credit available.

     In 1996, the Company recognized a $369,000 extraordinary loss as a result of the early redemption of debt in the principal amount of $27,608,000. The extraordinary loss consisted of the write-off of the associated debt issue costs plus premiums associated with the redemption, net of income tax benefits of $199,000.


PAGE>
NOTE 7.  INDEBTEDNESS  (con't)

    In April 1994, the Company called the total outstanding $33,450,000 principal amount of the senior subordinated notes due 1998 and deposited $34,839,000 of US Government securities into an irrevocable trust to cover the principal amount called, the call premium of $1,171,000 and net interest expense of $218,000 during the 30-day call period. This transaction resulted in an extraordinary loss of $1,083,000 in 1994, net of tax benefits of $583,000.

    The aggregate maturities of total long-term debt during the next five years are $2,859,000 in 1997, $29,805,000 in 1998,
$139,431,000 in 1999, $4,960,000 in 2000 and $176,373,000 in
2001.

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

NOTE 8.  INCOME TAXES

The components of income (loss) before income taxes were:

(Amounts in thousands)
Year ended December 31,                1996      1995      1994
---------------------------------      ----      ----      ----

Domestic                            $ (5,097) $(12,600) $(60,667)
Foreign                               31,053    40,079    32,772
                                    --------  --------
                                    $ 25,956  $ 27,479  $(27,895)
                                    ========  ========


The income tax provision (benefit) consisted of:

(Amounts in thousands)
Year ended December 31,               1996       1995      1994
---------------------------------     ----       ----      ----

United States Federal
  Current                           $   (374) $    144  $  4,668
  Deferred                             3,087    (3,251)  (23,064)
State and local                        1,128     5,508     5,131
Foreign                               12,559    16,299    10,065
                                    --------  --------  --------
                                    $ 16,400  $ 18,700  $ (3,200)
                                    ========  ========  ========

NOTE 8.  INCOME TAXES  (con't)

The income tax provision (benefit) is different from the amount computed by applying the US Federal statutory income tax rate of 35% to income (loss) before income taxes. The reasons for this difference are as follows:

(Amounts in thousands)
Year ended December 31,               1996      1995      1994
--------------------------------      ----      ----      ----
Computed income taxes at statutory
  rate                             $  9,085  $  9,618  $ (9,763)
Foreign subsidiaries at different
  tax rates                            (410)     (835)   (1,303)
State and local taxes, net of
  Federal income tax benefit            733     3,580     3,883
Benefit from Foreign Sales
  Corporations                         -       (1,296)     (670)
Goodwill amortization                 3,691     4,741     3,598
Foreign losses not benefitted         2,100     3,106      -
Other, net                            1,201      (214)    1,055
                                    -------  --------  --------
                                    $16,400  $ 18,700  $ (3,200)
                                    =======  ========  ========


    The deferred tax provision represents the change in deferred tax liabilities and assets from the beginning of the year to the end of the year resulting from changes in the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

NOTE 8.  INCOME TAXES  (con't)

    Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities are as follows:

(Amounts in thousands)
At December 31,                                    1996
-------------------------                  --------------------
                                           Deferred   Deferred
                                             Tax        Tax
                                           Assets   Liabilities
                                           ------   -----------
Accounts receivable allowances            $  2,990    $   -
Inventory valuation differences             21,083       6,330
Recognition of income on
  long-term contracts                        4,196       6,285
Depreciation                                11,982      54,909
Lease and finance transactions                -        125,503
Accruals not currently deductible
  for tax purposes                          88,171        -
Tax net operating loss carryforward         81,433        -
Tax capital loss carryforward                  319        -
Alternative minimum tax (AMT)
  credit carryforward                       23,094        -
Other tax credit carryforwards              11,667        -
All other                                   18,011      16,126
                                          --------    --------
   Subtotal                                262,946     209,153
Valuation allowance                        (11,476)       -
                                          --------    --------
Total deferred taxes                      $251,470    $209,153
                                          ========    ========

(Amounts in thousands)
At December 31,                                    1995
-------------------------                  -------------------
                                           Deferred   Deferred
                                             Tax        Tax
                                           Assets   Liabilities
                                           ------   -----------
Accounts receivable allowances            $  3,215    $   -
Inventory valuation differences             11,156       3,560
Recognition of income on
  long-term contracts                        3,063       5,601
Depreciation                                11,824      59,390
Lease and finance transactions                -        119,156
Accruals not currently deductible
  for tax purposes                          92,256        -
Taxes on undistributed foreign earnings       -          2,153
Tax net operating loss carryforward         84,732        -
Tax capital loss carryforward                1,326        -
Alternative minimum tax (AMT)
  credit carryforward                       24,981        -
Other tax credit carryforwards               7,817        -
All other                                   22,258      19,135
                                          --------    --------
   Subtotal                                262,628     208,995
Valuation allowance                         (8,329)       -
                                          --------    --------
Total deferred taxes                      $254,299    $208,995
                                          ========    ========

NOTE 8.  INCOME TAXES  (con't)

   At December 31, 1996, current deferred tax assets of $55,969,000 are netted against $96,360,000 of current taxes payable and noncurrent deferred tax assets of $195,501,000 are netted against noncurrent deferred tax liabilities in the Consolidated Balance Sheet. At December 31, 1995, current deferred tax assets of $48,825,000 are netted against $87,247,000 of current taxes payable and noncurrent deferred tax assets of $205,474,000 are netted against noncurrent deferred tax liabilities in the Consolidated Balance Sheet.

   The Company has a tax capital loss carryforward of $912,000 at December 31, 1996 that most likely will expire unutilized in 1998. A valuation allowance has been established to reduce the deferred tax asset recorded for the capital loss carryforward to zero, to reduce the tax asset recorded for certain tax credits which may expire unutilized in 1998 through 2008 and to reduce the tax benefit recorded for a portion of the cumulative losses of the Company's French subsidiaries. The AMT credit carryforward does not expire and can be carried forward indefinitely. The Company has a tax net operating loss carryforward of $232,667,000 at December 31, 1996 that expires in 2006 through 2011.

    Although the Company has experienced book and tax domestic losses, management believes that the Company will return to profitability and will be able to utilize its domestic net operating loss carryforwards before expiration through future reversals of existing taxable temporary differences and future earnings. The domestic losses were largely attributable to loss provisions recorded during 1991 and 1992 for the Company's discontinued leasing unit and operating losses incurred by Chromalloy Gas Turbine from 1993 through 1995 resulting from the government investigation during 1993 of jet engine component repairs and repair procedures at Chromalloy's Orangeburg plant, restructuring charges and the persistent difficulties of overcapacity and pricing pressure in the airline marketplace.
The Company has divested itself of a significant portion of Sequa Capital's assets, has decreased interest expense by significantly reducing debt levels and has downsized and restructured the Chromalloy operation. During 1996, despite $33,040,000 of costs related to litigation with United Technologies Corporation, Chromalloy Gas Turbine became profitable due to rising demand for jet engine component repair and a reduced cost structure.

    The Company's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions, the state of the airline industry, competitive pressures on sales and margins, and other factors beyond management's control. There can be no assurance that the

NOTE 8.  INCOME TAXES  (con't)

Company will meet its expectations for future domestic taxable income in the carryforward period; however, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income will be sufficient to fully realize the net domestic deferred tax assets at December 31, 1996. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future domestic taxable income during the carryforward period are reduced.

NOTE 9.  ACCRUED EXPENSES

The Company's accrued expenses consisted of the following items:

(Amounts in thousands)
At December 31,                                1996        1995
-------------------------------                ----        ----
Salaries and wages                          $ 38,179    $ 34,675
Current portion of environmental
  liabilities                                 10,000       9,500
Current portion of self-insurance
  liabilities                                  5,100       6,700
Current portion of pension liabilities         1,633       3,312
Warranty                                       6,371       4,347
Customer rebates                               8,470       6,271
Legal                                          8,413       7,335
Royalties                                      5,704       6,083
Interest                                       5,642       6,265
Insurance                                      5,912       5,586
Taxes other than income                        4,133       4,581
Other                                         50,824      51,733
                                            --------    --------
                                            $150,381    $146,388
                                            ========    ========

NOTE 10.  FINANCIAL INSTRUMENTS

The Company has had limited involvement with derivative financial instruments and does not use them for trading purposes. During 1993, the Company received proceeds of $9,796,000 from the early termination of interest rate swaps that were accounted for as hedges and that effectively converted $75,000,000 of fixed-rate debt into variable-rate borrowings. The resulting gains were deferred and are being amortized to income over the remaining original lives of the swaps terminated. In December 1994, the Company closed out all of its outstanding interest-related derivatives for a cash payment of $7,729,000, the approximate net carrying value of these instruments. There were no interest rate derivatives outstanding at December 31, 1996 and 1995.

NOTE 10.  FINANCIAL INSTRUMENTS  (con't)

    The Company's weighted average borrowing rate was 9.3% during 1996, 9.1% during 1995 and 9.4% during 1994. The Company's hedging activities related to interest rate swaps reduced interest expense by $2,169,000 in 1996 (or 39 basis points); $3,105,000 (or 53 basis points) during 1995; and $335,000 (or 5 basis points) during 1994. Deferred gains on terminated interest rate swaps amounted to $1,583,000 and $3,752,000 at December 31, 1996 and 1995, respectively. Amortization of such deferred gains will serve to reduce interest expense by $1,524,000 and $59,000 during 1997 and 1998, respectively.

    Forward foreign exchange contracts are used by the Company's specialty chemicals operation in the United Kingdom to hedge existing assets, liabilities and firm commitments denominated in currencies other than the pound sterling. These contracts involve the purchase of Swedish kronor and the sale of German marks to hedge the effects of exchange rate movements on sales of products to foreign customers and purchases from foreign suppliers. The Company has also used forward foreign exchange contracts to hedge foreign investments. At December 31, 1996 and 1995, the Company had forward foreign exchange contracts outstanding with notional amounts of $30,644,000 and $7,765,000, respectively.

     The following table presents the carrying amounts and fair values of the Company's financial instruments:


(Amounts in thousands)
At December 31,                    1996               1995
----------------------        -------------      --------------
                              Carrying  Fair     Carrying  Fair
                               Amount   Value     Amount   Value
                              --------  -----   --------  -----

Assets
  Forward foreign exchange
    contracts               $  1,129 $  2,795   $   -    $   -

Liabilities
  Current and long-term
    debt                     534,727  544,424    579,561  568,500
  Forward foreign exchange
    contracts                   -        -            50      102


    The fair value of the Company's debt is primarily based upon quoted market prices of the Company's publicly traded debt securities. The fair value of forward foreign exchange contracts is based on year-end exchange rates.

NOTE 10.  FINANCIAL INSTRUMENTS  (con't)

    At December 31, 1996, the Company was contingently liable for outstanding letters of credit, not reflected in the accompanying consolidated financial statements, in the aggregate amount of $63,720,000. The Company is not currently aware of any existing conditions which would cause risk of loss relative to outstanding letters of credit. The Company was also contingently liable at December 31, 1996 for $25,000,000 in guarantees of debt owed by one of the Company's unconsolidated joint ventures. The Company believes that its unconsolidated joint venture will be able to perform under its payment obligations in connection with such guaranteed indebtedness.

NOTE 11.   PENSION PLANS AND POSTRETIREMENT BENEFITS

The Company sponsors various noncontributory defined benefit pension plans covering certain hourly and most salaried employees. The defined benefit plans provide benefits based primarily on the participant's years of service and compensation. The Company's pension plans are funded to accumulate sufficient assets to provide for accrued benefits.

       The status of all the Company's significant funded domestic and foreign defined benefit plans was as follows:

(Amounts in thousands)
At December 31,                           1996                    1995
-------------------------         ----------------------  --------------------

                                    Assets   Accumulated  Assets   Accumulated
                                    Exceed    Benefits    Exceed     Benefits
                                 Accumulated   Exceed   Accumulated   Exceed
                                   Benefits    Assets     Benefits    Assets
                                ----------- ---------- ----------- ----------
Actuarial present value of
  benefit obligations:

  Vested benefit obligation        $217,738  $   -       $ 49,590  $153,191

  Accumulated benefit obligation    221,543      -         51,006   155,553

  Projected benefit obligation      235,851      -         52,417   167,128

  Plan assets at fair value         239,633      -         54,119   145,575
                                   --------   -------     -------  --------

  (Excess) deficiency of assets
   over projected benefit
   obligation                        (3,782)     -         (1,702)   21,553

  Unrecognized net transition asset
    (obligation)                      3,147      -         (1,190)    5,190

  Unrecognized prior service cost    (3,750)     -           (832)   (2,199)

  Unrecognized net loss              (1,306)     -           (575)  (17,277)

  Adjustment needed to recognize
   minimum liability                   -         -           -        1,914
                                   --------   -------     -------  --------
(Prepaid pension cost) pension
   liability                       $ (5,691)  $  -        $(4,299) $  9,181
                                   ========   =======     =======  ========

Included in:
  Deferred charges                 $ (7,433)  $  -        $(4,838) $   -
  Accrued expenses                    1,633      -            539     2,773
  Other noncurrent liabilities          109      -           -        6,408
                                   --------   -------     -------  --------
(Prepaid pension cost) pension
  liability                        $ (5,691)  $  -        $(4,299) $  9,181
                                   ========   =======     =======  ========

The plans' assets consist primarily of listed common stock, pooled equity funds and index funds. At December 31, 1996 and 1995, the plans' assets included
Company stock with market values of $21,051,000 and $12,480,000, respectively.

NOTE 11.   PENSION PLANS AND POSTRETIREMENT BENEFITS  (con't)

Assumptions used in the accounting for all the Company's significant funded domestic and foreign defined benefit plans were:

At December 31,                             1996    1995    1994
---------------                             ----    ----    ----

Discount rate for obligations               7.5%    7.5%    8.5%
Rate of increase in compensation levels     4.5%    4.5%    4.5%
Expected long-term rate of return on
  plan assets                               9.0%    9.0%    9.0%

The periodic net pension cost of all the Company's significant funded domestic and foreign defined benefit plans includes the following components:

(Amounts in thousands)
Year ended December 31,              1996      1995       1994
----------------------------         ----      ----       ----

Service cost for benefits earned   $ 6,886   $ 7,096    $ 8,099

Interest cost on projected benefit
  obligation                        16,147    14,908     13,807

Actual (return) loss on plan
  assets                           (34,918)  (22,308)     2,539

Net amortization and deferral       16,739     6,443    (17,354)
                                   -------   -------    -------
                                   $ 4,854   $ 6,139    $ 7,091
                                   =======   =======    =======

    The net amortization and deferral component of pension cost includes deferred asset gains of $11,945,000 in 1996 and $7,453,000 in 1995, and $16,868,000 of deferred asset losses in 1994. These unrecognized gains and losses resulted from actual returns on plan assets differing from the expected returns on plan assets. Such deferred gains and losses are subject to amortization in future periods. Pension expense includes a curtailment gain of $612,000 in 1995 and a curtailment loss of $434,000 in 1994.

    Employees not covered by the defined benefit plans discussed above generally are covered by multiemployer plans as part of collective bargaining agreements or small local plans. Pension expense for these multiemployer plans and small local plans was not significant in the aggregate.

    The Company also has several unfunded supplemental executive retirement plans for certain key executives. These plans provide for benefits that supplement those provided by the Company's other retirement plans. At December 31, 1996, the projected benefit obligation for these plans of $11,426,000 is included in Other noncurrent liabilities in the accompanying Consolidated Balance Sheet. The expense for these plans was $1,948,000 in 1996, $1,755,000 in 1995 and $1,824,000 in 1994.

NOTE 11.   PENSION PLANS AND POSTRETIREMENT BENEFITS  (con't)

    The Company's domestic non-union employees are eligible to participate in the Company's 401(k) plans. Expenses recorded for the Company's matching contributions under these plans were $4,314,000 in 1996, $3,542,000 in 1995 and $4,978,000 in 1994.

    Postretirement health care and other insurance benefits are provided to certain retirees. The actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, are as follows:

(Amounts in thousands)
At December 31,                         1996      1995
---------------------                  ------    ------

Accumulated postretirement benefit
  obligation
     Retirees                          $1,420   $ 1,796
     Employees fully eligible             377       424
     Other active participants            734       776
                                        -----     -----
       Total                            2,531     2,996
Unrecognized prior service cost         1,288      (299)
Unrecognized net gain (loss)           (1,728)      418
Unrecognized transition obligation     (1,240)   (2,613)
                                       ------   -------
Postretirement benefit liability       $  851   $   502
                                       ======   =======

Net periodic postretirement benefit cost includes the following components:

(Amounts in thousands)
Year ended December 31,                  1996    1995    1994
--------------------------               ----    ----    ----
Service cost for benefits earned         $139    $124    $138
Interest cost on accumulated
  postretirement benefit obligation       223     228     212
Amortization of net gain                  (22)    (15)     (7)
Amortization of unrecognized prior
  service cost                             28      -       -
Amortization of transition obligation     154     154     153
                                         ----    ----    ----
Net periodic postretirement benefit
  cost                                   $522    $491    $496
                                         ====    ====    ====

     The accumulated postretirement benefit obligation was determined using a discount rate of 7.5%, at December 31, 1996 and 1995 and 8.5% at December 31, 1994, and an average health care cost trend rate of approximately 11% progressively decreasing to approximately 6% in the year 2007 and thereafter.

     Increasing the assumed health care cost trend rates by one percentage point in each year and holding all other assumptions constant would increase the accumulated postretirement benefit obligation as of December 31, 1996 by approximately $119,000 and increase the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for 1996 by approximately $21,000.

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

     At December 31, 1996, 4,367,698 shares of Sequa Class A common stock were reserved for stock options outstanding and the conversion of preferred and Class B common stock.

     The following table summarizes shares held in treasury:

At December 31,                         1996      1995      1994
--------------------                    ----      ----      ----

Class A common stock                  614,100   652,000   652,000
Class B common stock                  396,283   396,283   396,283
Preferred stock                       186,689   163,489   163,489

    During 1994, 180,000 shares of Class A common stock in treasury were contributed to the Company's defined benefit pension plans and 32,052 shares of Class A common stock in treasury were granted to certain key employees.

NOTE 13.  STOCK OPTIONS AND GRANTS

The Company has two incentive and nonqualified stock option plans in effect: the 1986 Stock Option Plan and the 1988 Stock Option Plan. These plans provide for the granting of options of the Company's Class A common stock to key employees. The option price per share may not be less than the fair market value of a share on the date the option is granted, and the maximum term of an option may not exceed ten years. Options vest in three equal annual installments, commencing on the first anniversary of the grant date. Authority to grant options under the 1986 Stock Option Plan expired during 1996 and authority to grant options under the 1988 Stock Option Plan expires January 25, 1998. The following table summarizes the activity related to the Company's stock options for the three years ended December 31, 1996:


                                                       Weighted
                                                        Average
                                             Options     Price
                                             -------     -----
OUTSTANDING AT DECEMBER 31, 1993             331,600     $32.68
  Granted                                     15,500     $32.05
  Expired or Cancelled                       (41,300)    $33.06
  Exercised                                     -           -
                                             -------
OUTSTANDING AT DECEMBER 31, 1994             305,800     $32.60
  Granted                                     12,200     $25.48
  Expired or Cancelled                       (25,000)    $33.89
  Exercised                                     -           -
                                             -------
OUTSTANDING AT DECEMBER 31, 1995             293,000     $32.18
  Granted                                      1,800     $43.40
  Expired or Cancelled                       (18,334)    $34.95
  Exercised                                  (46,121)    $32.33
                                             -------
OUTSTANDING AT DECEMBER 31, 1996             230,345     $32.02
                                             =======

EXERCISABLE AT
  December 31, 1994                           99,767     $33.36
  December 31, 1995                          183,534     $32.62
  December 31, 1996                          219,578     $32.15

AVAILABLE FOR FUTURE GRANT                    80,969        -

    Under the provisions of APBO No. 25, the Company has recognized no compensation expense for stock options granted.
Pro forma compensation expense determined under the fair-value provisions of SFAS No. 123 is immaterial due to the insignificant number of options granted.

NOTE 13.  STOCK OPTIONS AND GRANTS  (con't)

    During 1994, 32,052 shares of the Company's Class A common stock held in treasury were granted to certain key employees. Such stock is subject to restrictions which prohibit sale or transfer by the grantee for periods of three to five years and require forfeiture by the employee in the event of employment termination within the restricted periods. The market value of the shares granted was $831,000 and is being amortized to expense over the respective periods in which the restrictions lapse. The charge to operations was $223,000 in 1996, $258,000 in 1995 and $53,000 in 1994. In addition to amortization, the original market value of the grants was reduced by employee forfeitures in 1996. The unamortized value of the shares granted of $168,000 is included in treasury stock in the accompanying Consolidated Balance Sheet at December 31, 1996.

NOTE 14.  ACQUISITIONS AND DISPOSITIONS

In December 1996, the business and assets of Chromalloy Castings
Miami Corporation (an OEM unit) were sold for cash proceeds of $1,558,000. The loss on the sale was charged against reserves established for this purpose.

    On December 29, 1995, the Company sold substantially all of the business and operating assets, excluding billed receivables, of Kollsman for cash proceeds of $49,612,000. The sale resulted in a pre-tax gain of $6,461,000 included in Other, net. Kollsman had revenues of $97,271,000 and $109,167,000 in 1995 and 1994, respectively, and operating income of $12,857,000 and $10,223,000 in 1995 and 1994, respectively. The consolidated financial statements and accompanying footnotes reflect the operating results of Kollsman as a continuing operation in 1995 and 1994.

    During 1995, Chromalloy sold an OEM unit and its 51% interest in an engine overhaul business for cash proceeds aggregating $5,908,000, with one of the purchasers assuming $17,236,000 of the Company's debt. A small net loss on the sale of these two businesses was charged against restructuring reserves established in 1993 for this purpose. Also during 1995, an overseas chemicals plant was sold for cash proceeds of $2,060,000. The sale resulted in a pre-tax gain of $1,711,000 which is included in Other, net.

    In July 1995, the Company purchased two coil coating operations from Enamel Products and Plating Co. (EP&P) for $38,258,000. In connection with the acquisition, the Company entered into an operating lease with a financial institution for the rental of a metal coating line located at one of the EP&P facilities. In December 1995, the Company acquired an automobile lighter product line in Italy for $4,401,000. These acquisitions have been accounted for as purchases; accordingly, operating

NOTE 14.  ACQUISITIONS AND DISPOSITIONS  (con't)

results are included in the Consolidated Statement of Income from the date of purchase. Pro forma combined results of operations giving effect to these purchases would not vary materially from historical results.

    During 1994, three Chromalloy operations, all engaged in activities other than the repair of components for flight engines, were sold for net cash proceeds of $57,248,000. Losses on the sale of these businesses were charged against restructuring reserves established in 1993 for this purpose.

NOTE 15.  OTHER, NET

Other, net includes the following income (expense) items:

(Amounts in thousands)
Year ended December 31,            1996     1995      1994
----------------------------       ----    ----      ----

Gain on sale of building         $ 8,777  $   -     $   -

Equity in income (losses) of
  unconsolidated joint ventures    4,038    (1,774)   (2,154)

Amortization of capitalized
  debt costs                      (2,145)   (2,145)   (2,389)

Discount expense related to the
  sale of accounts receivable        (30)     (947)   (1,829)

Gain on sale of Kollsman            -        6,461      -

Gain on sale of investment          -        2,664      -

Gain on sale of chemicals plant     -        1,711      -

Dividend income                     -        2,080      -

Gain on sale of land                -        1,701      -

Mark-to-market loss on
  interest rate derivatives         -         -       (2,394)

Other                             (2,319)     (767)   (2,587)
                                 -------   -------  --------
                                 $ 8,321   $ 8,984  $(11,353)
                                 =======   =======  ========

NOTE 16.  OPERATING LEASES

Certain businesses of the Company utilize leased premises or equipment under noncancelable agreements having initial or remaining terms of more than one year. The majority of the real property leases require the Company to pay maintenance, insurance and real estate taxes. Rental expense totaled $18,065,000, $17,826,000 and $17,997,000 in 1996, 1995 and 1994, respectively.

    At December 31, 1996, future minimum lease payments under noncancelable operating leases are as follows:


(Amounts in thousands)
1997                                    $11,908
1998                                      8,212
1999                                      6,760
2000                                      5,547
2001                                      4,804
After 2001                               18,621
                                        -------
                                        $55,852
                                        =======


NOTE 17.  SUPPLEMENTAL CASH FLOW INFORMATION

Net cash provided by discontinued operations:

(Amounts in thousands)
Year ended December 31,              1996       1995       1994
-------------------------------     ----       ----       ----

Changes in working capital        $   (50)    $ 2,160   $(6,039)
Investment in leveraged leases
  and other investments              5,674      4,133     13,915
Increase in debt                     2,431      2,499     27,029
Other changes in net assets        (1,085)    (3,171)    (6,677)
                                  -------   -------     -------
                                   $ 6,970    $ 5,621    $28,228
                                   =======    =======    =======

Non-cash investment activities:

    During 1994, 180,000 shares of the Company's Class A common stock, with a market value of $4,723,000, were contributed to the Company's defined benefit pension plans.

Other supplemental cash flow information:

(Amounts in thousands)
Year ended December 31,               1996       1995       1994
---------------------------          ----       ----       ----

Interest paid                       $52,417    $53,436    $60,746

NOTE 18.  SEGMENT INFORMATION

Sequa Corporation is a diversified industrial company that produces a broad range of products in four industry segments:
Aerospace, Machinery and Metal Coatings, Specialty Chemicals and
Other Products.

   The Aerospace segment includes two operating units: Chromalloy Gas Turbine and ARC Propulsion. Chromalloy, the largest of the Company's operating units, manufactures and repairs gas turbine engine components, principally for domestic and international airlines, original equipment manufacturers and the US military. ARC Propulsion manufactures solid rocket propulsion systems for use in tactical military weapons sold to the US Government, automotive airbag components and liquid propellant motors for use on commercial satellites.

   The Machinery and Metal Coatings segment is composed of Precoat Metals, Sequa Can Machinery and MEG. Precoat Metals applies polymer coatings to continuous steel and aluminum coil for the nationwide building products market, the diverse markets for manufactured products, and the two-piece container market. Sequa Can Machinery produces high-speed equipment to form and decorate two-piece metal cans for the worldwide container industry. MEG provides auxiliary press equipment for web offset printing for the European, North American and Asian printing markets.

   The Specialty Chemicals segment is composed of Warwick International and Sequa Chemicals. Warwick produces bleach activators for powdered detergent laundry products sold principally in European markets. Sequa Chemicals produces a broad range of specialty chemicals primarily for national textile, paper and building products markets.

   The Other Products segment is composed of two primary businesses: Casco Products and Northern Can Systems. Casco manufactures cigarette lighters, power outlets and electronic monitoring devices primarily for North American automobile manufacturers. Northern Can Systems produces easy-open steel lids for the domestic and international food processing industry.

NOTE 18. SEGMENT INFORMATION  (con't)

Operations by business segment is presented below:

(Amounts in thousands)
Year ended December 31,          1996         1995        1994
---------------------------   ----------   ----------  ----------

AEROSPACE
Sales                         $  793,617  $  785,627  $  847,173
Operating income (loss)           15,658      10,179     (12,777)
Identifiable assets              889,000     956,120   1,078,269
Capital expenditures              26,519      27,312      25,246
Depreciation and amortization     60,512      67,740      74,714

MACHINERY AND METAL COATINGS
Sales                         $  350,991  $  312,891  $  261,581
Operating income                  27,216      32,287      28,570
Identifiable assets              214,916     210,850     162,518
Capital expenditures              10,877      10,062      15,035
Depreciation and amortization     10,524       8,528       6,363

SPECIALTY CHEMICALS
Sales                         $  217,996  $  243,030  $  240,170
Operating income                  38,026      44,394      43,265
Identifiable assets              177,282     163,112     149,396
Capital expenditures               8,016      14,523      14,329
Depreciation and amortization     12,314      12,123      12,344

OTHER PRODUCTS
Sales                         $   96,425  $   72,591  $   70,626
Operating income                  11,697       7,671       6,057
Identifiable assets               64,118      74,706      71,431
Capital expenditures               4,242       4,393       4,336
Depreciation and amortization      5,665       5,592       7,893

CORPORATE
Expenses                      $  (27,439) $  (26,604) $  (25,362)
Identifiable assets (a)          202,846     217,190     186,634
Capital expenditures                 574         609         295
Depreciation and amortization      2,572       2,502       2,660

TOTALS
Sales                         $1,459,029  $1,414,139  $1,419,550
Operating income                  65,158      67,927      39,753
Identifiable assets            1,548,162   1,621,978   1,648,248
Capital expenditures              50,228      56,899      59,241
Depreciation and amortization     91,587      96,485     103,974


(a)  Includes net assets of discontinued operations.

NOTE 18.  SEGMENT INFORMATION  (con't)

Geographic data is presented below:

(Amounts in thousands)
Year ended December 31,        1996         1995         1994
-----------------------        ----         ----         ----

SALES
 United States              $1,078,940   $1,027,390   $1,028,737
 Europe                        380,089      386,749      390,813
                            ----------   ----------   ----------
 Total                      $1,459,029   $1,414,139   $1,419,550
                            ==========   ==========   ==========

OPERATING INCOME

 United States              $   56,601   $   57,335   $   28,561
 Europe                         35,996       37,196       36,554
 Corporate expenses            (27,439)     (26,604)     (25,362)
                            ----------   ----------   ----------
 Total                      $   65,158   $   67,927   $   39,753
                            ==========   ==========   ==========


At December 31,                1996         1995         1994
-------------------            ----         ----         ----

IDENTIFIABLE ASSETS
 United States              $1,030,260   $1,089,438   $1,129,271
 Europe                        315,056      315,350      332,343
 Corporate and discontinued
  operations                   202,846      217,190      186,634
                            ----------   ----------   ----------
 Total                      $1,548,162   $1,621,978   $1,648,248
                            ==========   ==========   ==========


    Operating income includes all costs and expenses directly related to the segment or geographic area. Identifiable assets are those used in each segment's operation.

    No single commercial customer accounted for more than 10% of sales in any year.

Export sales were as follows:

(Amounts in thousands)
Year ended December 31,           1996         1995         1994
---------------------------       ----         ----         ----

Europe                         $117,873     $121,918     $120,288
Far East                         76,830       74,830       52,112
Middle East                      19,330       15,737       18,137
Canada                           28,253       27,241       21,962
Central and South America        33,637       31,725       23,037
Other                            21,089       15,680       14,816
                               --------     --------     --------
                               $297,012     $287,131     $250,352
                               ========     ========     ========

NOTE 18.  SEGMENT INFORMATION  (con't)

The largest single contract with any one US Government agency accounted for approximately 1% of sales in 1996 and 2% in 1995 and 1994. Prime and subcontracts with all government agencies accounted for approximately 10% of sales in 1996 and approximately 11% of sales in 1995 and 1994.

NOTE 19.  CONTINGENCIES

The Company is involved in a number of claims, lawsuits and proceedings (environmental and otherwise) which arose in the ordinary course of business. Other litigation is pending against the Company involving allegations that are not routine and include, in certain cases, compensatory and punitive damage claims. Included in this other class of litigation is an arbitration proceeding that was formally commenced in 1992 to resolve a dispute between the Egyptian Air Force and Chromalloy Gas Turbine Corporation (Chromalloy), a subsidiary of Sequa, concerning amounts owed to Chromalloy. In 1994, the arbitral tribunal issued a net award of $16,250,000 plus interest in favor of Chromalloy. Chromalloy filed a petition in the United States District Court for the District of Columbia to confirm and enforce the award. The government of Egypt succeeded in a challenge to this award in the Court of Appeal of Cairo. Notwithstanding the Egyptian court decision, the United States District Court granted Chromalloy's enforcement petition. In September 1996, Chromalloy received $13,943,000 from the Defense Security Assistance Agency in partial satisfaction of the claim, with the consent of the Egyptian government. The Egyptian government has agreed in principle with Chromalloy to pay the remainder of the arbitration award, with interest, once certain outstanding issues are resolved.

     On July 11, 1995, United Technologies Corporation (UTC), through its Pratt & Whitney division, commenced an action against Chromalloy in the United States District Court for the District of Delaware. The complaint seeks unspecified monetary damages (including treble and punitive damages with respect to certain claims) and injunctive relief based upon alleged breaches of certain license agreements, alleged infringement of patents and misuse of other Pratt & Whitney intellectual and intangible property. Management intends to vigorously defend against all claims. In this connection, on August 30, 1995, Chromalloy filed its answer denying the significant allegations in such complaint, and included numerous affirmative defenses and a counterclaim against UTC. Since the filing of its answer, Chromalloy has added further counterclaims against UTC. Although discovery and motion practice are progressing, it would be premature at this stage for management to make an evaluation of the likely outcome

NOTE 19.  CONTINGENCIES  (con't)

of either UTC's claims or Chromalloy's counterclaims. The court has tentatively set aside May 19, 1997 as a possible trial date for some of UTC's claims and some of Chromalloy's counterclaims, although it is not certain which issues, if any, will be tried in May.

     On August 29, 1995, Chromalloy filed suit against UTC in the 131st District Court of Bexar County, Texas. This suit sought unspecified damages for and injunctive relief against alleged violations by UTC of the Texas Free Enterprise and Antitrust Act. Chromalloy's claims focused on allegedly illegal, exclusionary, and monopolistic activities with respect to key segments of commerce in repairs for Pratt & Whitney commercial jet engines. UTC had also filed counterclaims against Chromalloy in this action for alleged breach of contract and unfair competition. After a three-month trial, which commenced on August 26, 1996, in unanimous liability findings in favor of Chromalloy, the jury found UTC had attempted to monopolize the relevant market, which materially harmed Chromalloy, and found UTC's conduct to be willful or flagrant. However, the jury awarded no monetary damages. Chromalloy effectively prevailed on all but one of UTC's counterclaims, which related to an alleged breach under a 1990 contract between UTC and one of the Chromalloy divisions. The jury awarded no monetary relief on any of UTC's counterclaims. The court heard post-trial motions on January 24, 1997 concerning Chromalloy's motion for judgment and injunctive relief and UTC's motion for judgment and declaratory relief on the one counterclaim relating to the 1990 contract. The Company is currently awaiting the court's decisions on these post-trial motions.

     On October 17, 1996, Chromalloy filed suit against UTC in the United States District Court for the District of Delaware. The suit seeks unspecified damages for and injunctive relief against alleged infringement of Chromalloy patents. On December 6, 1996, UTC filed its answer asserting several affirmative defenses and four counterclaims. On January 21, 1997, Chromalloy filed a reply to UTC's counterclaims and also filed a motion to dismiss two of those four counterclaims. This lawsuit is in a preliminary stage. Accordingly, management cannot make an evaluation of the likely outcome at this time. The United States District Court has issued a scheduling order, setting a trial date of March 9, 1998.

    During 1996, the Company incurred $33,040,000 of costs related to litigation with UTC.

    Chromalloy's divisions compete for turbine engine repair business with a number of other companies, including the original equipment manufacturers (OEMs). Such OEMs generally have obligations (contractual and otherwise) to approve vendors to manufacture components for their engines and/or perform repair services on their engines and components. Chromalloy has a

NOTE 19.  CONTINGENCIES  (con't)

number of such approvals, including licensing agreements, which allow it to manufacture and repair certain components of flight engines. The loss of a major OEM's approval to manufacture or repair components for such OEM's engines could have an adverse effect on Chromalloy, although management believes it has certain actions available to it to mitigate the adverse effect.

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

NOTE 20.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Amounts in thousands, except per share)
1996 Quarter ended                   March 31      June 30      Sept. 30     Dec. 31     Year
------------------                            ---------        -------        --------        -------     ----------
Sales                                $349,126     $361,436     $367,723     $380,744  $1,459,029
Cost of sales                         283,872      288,565      297,734      290,021   1,160,192
Operating income                       10,122       13,021        7,182       34,833      65,158
Income (loss) before extraordinary item(3,753)      (1,385)       2,849       11,845       9,556
Extraordinary loss                       -            -            (369)        -           (369)
Net income (loss)                    $ (3,753)    $ (1,385)    $  2,480     $ 11,845  $    9,187
                                     ========     ========     ========     ========  ==========

Per Share:
Net income (loss) before extraordinary
  item                               $   (.46)    $   (.22)    $    .21     $   1.12  $      .65
Extraordinary loss                        -            -           (.04)         -          (.04)
                                     --------     --------    --------      --------  ---------
Net income (loss) per share          $   (.46)    $   (.22)    $    .17     $   1.12  $      .61
                                     ========     ========     ========     ========  ==========

1995 Quarter ended                   March 31      June 30      Sept. 30     Dec. 31     Year
------------------                   --------     -------      --------     -------   ----------
Sales                                $327,534     $357,263     $353,288     $376,054  $1,414,139
Cost of sales                         261,511      288,716      288,328      291,400   1,129,955
Operating income                       11,107        6,780       13,628       36,412      67,927
Net income (loss)                    $ (1,875)    $ (6,087)    $  1,930     $ 14,811  $    8,779
                                     ========     ========     ========     ========  ==========

Net income (loss) per share          $   (.27)    $   (.70)    $    .12     $   1.42  $      .57
                                     ========     ========     ========     ========  ==========



The following unusual item is included in the quarterly financial information:

Operating income for the fourth quarters of 1996 and 1995 includes the reversal of $7,859,000 and $11,981,000, respectively, of workers' compensation insurance reserves, which were actuarially determined to be in excess of requirements.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.
                                 PART III
                                 --------

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished pursuant to General
Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of
Regulation S-K with respect to the executive officers of the Registrant:

     Name             Age                Position Held
     ----             ---                -------------

Norman E. Alexander   82     Chairman of the Board, Chief
                             Executive Officer, Director and
                             member of the Executive Committee

John J. Quicke        47     President, Chief Operating Officer,
                             Director and member of the Executive
                             Committee

Stuart Z. Krinsly     79     Senior Executive Vice President -
                             General Counsel, Director and member
                             of the Executive Committee

Gerald S. Gutterman   68     Executive Vice President -
                             Finance and Administration

Antonio L. Savoca     73     Senior Vice President -
                             Atlantic Research Operations

Ira A. Schreger       46     Senior Vice President - Legal -
                             Corporate Secretary

Martin Weinstein      61     Senior Vice President -
                             Chromalloy Gas Turbine Operations

     Sequa is not aware of any family relationship among any of the above-named executive officers. Each of such officers holds his office for a term expiring on the date of the annual organization meeting of the Board of Directors, subject to the provisions of Section 5 of Article IV of the Company's By-Laws relative to removal of officers.

ITEMS 10 (IN PART) THROUGH 13

     The Company intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A involving the election of directors not later than 120 days after the end of its fiscal year ended December 31, 1996. Accordingly, the information required by Part III (Items 10 (concerning Sequa's directors and disclosure pursuant to Item 405 of Regulation S-K), 11, 12 and 13) is incorporated herein by reference to such definitive proxy statement in accordance with General Instruction G(3) to Form 10-K.

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
         FORM 8-K.

(a) 1.  Financial Statements:

        The following consolidated financial statements are included in Part II of this Annual Report on Form 10-K:


                                                       Page Numbers
                                                       in this Annual
                                                       Report on Form
                                                             10-K
                                                          ----------

    Report of Independent Public Accountants.                 29

    Consolidated Balance Sheet as of December 31,
    1996 and 1995.                                         30-31

    Consolidated Statement of Income for the three
    years ended December 31, 1996.                            32

    Consolidated Statement of Cash Flows for the three
    years ended December 31, 1996.                            33

    Consolidated Statement of Shareholders' Equity for
    the three years ended December 31, 1996.                  34

    Notes to Consolidated Financial Statements.            35-65


    2.  Financial Statement Schedules:

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

10.1 - Amended and Restated Receivables Purchase Agreement, dated as of June 24, 1993, among Sequa, Sequa Receivables Corp., Chemical Bank, Barton Capital Corporation and Westpac Banking Corporation (incorporated by reference to Exhibit 10.1 of Sequa's Report on Form 8-K, File No. 1-804, filed on July 12,
        1993); Amendments No. 1 (dated as of September 30,
        1993), No. 2 (dated as of December 1, 1993) and No. 3 (dated as of December 14, 1993) (incorporated by reference to Exhibit 10.1 of Sequa's Report on Form 10-K, File No. 1-804, for the year ended December 31, 1993, filed on March 30, 1994); Amendments No. 4 (dated as of July 1, 1994) and No. 5 (dated as of March 3,
        1995) (incorporated by reference to Exhibit 10.1 of Sequa's Report on Form 10-K, File No. 1-804, for the year ended December 31, 1994, filed on March 30, 1995); Amendments No. 6 (dated as of May 31, 1995) and No. 7 (dated as of August 16, 1995) (incorporated by reference

10.1 - (con't)

        to Exhibit 10.1 of Sequa's Report on Form 10-K, File No. 1-804, for the year ended December 31, 1995, filed on March 28, 1996); and Amendments No. 8 (dated as of September 30, 1996) and No. 9 (dated as of December 30,
        1996) (both of which are filed herewith).

10.2 - $150 Million Amended and Restated Credit Agreement, dated as of December 14, 1993, among Sequa Corporation, The Bank of New York, The Bank of Nova Scotia, Chemical Bank, Bank of America NT & SA, Chase Manhattan Bank, N.A. and The Nippon Credit Bank, Ltd. and certain other lenders (incorporated by reference to Exhibit 10.2 of Sequa's Report on Form 10-K, File No. 1-804, for the year ended December 31, 1993, filed on March 30, 1994); Amendments No. 1 (dated as of June 13, 1994), No. 2 (dated as of December 14, 1994) and No. 3 (dated as of March 3, 1995) (incorporated by reference to Exhibit
        10.2 of Sequa's Report on Form 10-K, File No. 1-804, for the year ended December 31, 1994, filed on March 30,
        1995); Amendment No. 4 (dated as of April 1, 1995) (incorporated by reference to Exhibit 10.2 of Sequa's Report on Form 10-K, File No. 1-804, for the year ended December 31, 1995, filed on March 28, 1996); and Amendments No. 5 (dated as of March 29, 1996) and No. 6 (dated as of December 13, 1996) and Consent to Payment (dated August 1, 1996) (all filed herewith).


               COMPENSATORY PLANS OR ARRANGEMENTS

10.3 - 1986 Key Employees Stock Option Plan (incorporated by reference to Annex B of Sequa's Registration Statement
        No. 33-12420 on Form S-8 filed March 6, 1987).

10.4 - 1988 Key Employees Stock Option Plan (incorporated by reference to Annex A of Sequa's Registration Statement
        No. 33-30711 on Form S-8 filed August 25, 1989).

10.5 - Sequa's Supplemental Executive Retirement Plans I, II, and III, effective as of January 1, 1990 (incorporated by reference to Exhibit 10(c) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1990, filed on April 1, 1991) and amendments thereto (incorporated by reference to Exhibit 10(c) of Sequa's Annual Report on Form 10-K, File
        No. 1-804, for the year ended December 31, 1991, filed on March 30, 1992).

           COMPENSATORY PLANS OR ARRANGEMENTS  (con't)

10.6 - Management Incentive Bonus Program of Sequa for Corporate Executive Officers and Corporate Staff (Revised 1996 - Amendment No. 2) (incorporated by reference to Exhibit 10.19 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1995, filed on March 28, 1996).

10.7 - Letter Agreements, dated May 24, 1984, by and between Norman E. Alexander and Sequa, and Stuart Z. Krinsly and Sequa (incorporated by reference to Exhibit 10(h) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1989, filed on March 30,
        1990).

10.8 - Letter Agreements, dated April 30, 1990, by and between Norman E. Alexander and Sequa, and Stuart Z. Krinsly and Sequa (incorporated by reference to Exhibit 10 (h) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1990, filed on April 1,
        1991).

10.9 - Employment Agreement, dated April 1, 1993, by and between John J. Quicke and Sequa, (incorporated by reference to Exhibit 10(k) of Sequa's Annual Report on Form 10-K, File No. 1-804 for the year ended December 31, 1992, filed on March 31, 1993); Amendment thereto, dated March 1, 1995 (incorporated by reference to Exhibit 10.11 of Sequa's Report on Form 10-K, File No. 1-804, for the year ended December 31, 1994, filed on March 30, 1995); and Amendment thereto, dated September 26, 1996 (filed herewith).

10.10 - Employment Agreement, dated May 6, 1991, by and between Antonio L. Savoca and Sequa, (incorporated by reference to Exhibit 10(1) of Sequa's Annual Report on Form 10-K for the year ended December 31, 1991, filed on March 30,
        1992). Amendment thereto, dated August 18, 1992 (incorporated by reference to Exhibit 10(1) of Sequa's Annual Report on Form 10-K, File No. 1-804 for the year ended December 31, 1992, filed on March 31, 1993); and Amendment thereto, dated June 10, 1993 (incorporated by reference to Exhibit 10.12 of Sequa's Report on Form 10-K, File No. 1-804, for the year ended December 31, 1993, filed on March 30, 1994).

           COMPENSATORY PLANS OR ARRANGEMENTS  (con't)

10.11 - Employment Agreement, dated as of October 1, 1991, by and between Martin Weinstein and Chromalloy Gas Turbine Corporation, (incorporated by reference to Exhibit 10(n) of Sequa's Annual Report on Form 10-K, File No. 1-804 for the year ended December 31, 1991, filed on March 30,
        1992); Amendment thereto, dated as of June 1, 1993 (incorporated by reference to Exhibit 10.14 of Sequa's Registration Statement No. 33-50843 on Form S-1 filed on October 29, 1993); Amendment thereto, dated as of February 23, 1995 (incorporated by reference to Exhibit
        10.12 of Sequa's Report on Form 10-K, File No. 1-804, for the year ended December 31, 1995, filed on March 28,
        1996); and Amendment thereto, dated as of June 1, 1996
        (filed herewith).

10.12 - Executive Life Insurance Plan of Sequa, (incorporated by reference to Exhibit 10(o) of Sequa's Annual Report on
        Form 10-K, File No. 1-804 for the year ended December
        31, 1991, filed on March 30, 1992).

10.13 - Key Employee Medical Insurance Plan of Sequa,
        (incorporated by reference to Exhibit 10(p) of Sequa's
        Annual Report on Form 10-K, File No. 1-804 for the year ended December 31, 1991, filed on March 30, 1992).

10.14 - Exec-U-Care Medical Reimbursement Insurance Trust of
        Atlantic Research Corporation, (incorporated by reference to Exhibit 10(q) of Sequa's Annual Report on
        Form 10-K, File No. 1-804 for the year ended December
        31, 1991, filed on March 30, 1992).

10.15 - Cafeteria Plan of Atlantic Research Corporation,
        (incorporated by reference to Exhibit 10(r) of Sequa's
        Annual Report on Form 10-K, File No. 1-804 for the year ended December 31, 1991, filed on March 30, 1992).

10.16 - Supplemental Retirement Program of Atlantic Research Corporation, (incorporated by reference to Exhibit 10(s) of Sequa's Annual Report on Form 10-K, File No. 1-804 for the year ended December 31, 1991, filed on March 30,
        1992).

10.17 - Sequa Corporation 1994 Corporate Staff Stock Award Plan
        (incorporated by reference to Exhibit 10.20 of Sequa's
        Report on Form 10-K, File No. 1-804, for the year ended
        December 31, 1994, filed on March 30, 1995).

10.18 - Sequa Corporation Management Incentive Bonus Program for
        Operating Divisions (Revised 1997) (filed herewith).

11.1  - Computation of earnings per share, filed herewith.

21.1  - List of subsidiaries of Sequa, filed herewith.

23.1 - Consent of Independent Public Accountants, filed herewith.

27.1  - Financial Data Schedule, filed herewith

   (b)  Reports on Form 8-K

 No Reports on Form 8-K were filed during the last quarter of 1996.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Annual
Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SEQUA CORPORATION

Date:   March 21, 1997             By:   /S/ GERALD S. GUTTERMAN
                                        -------------------------
                                        Gerald S. Gutterman
                                        Executive Vice President,
                                        Finance and Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 21, 1997.

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

By: /S/ALVIN DWORMAN               Director
Alvin Dworman

By: /S/ A. LEON FERGENSON          Director
A. Leon Fergenson

By: /S/ DAVID S. GOTTESMAN         Director
David S. Gottesman

By: /S/ DONALD D. KUMMERFELD       Director
Donald D. Kummerfeld

By: /S/ RICHARD S. LEFRAK          Director
Richard S. LeFrak

By: /S/ MICHAEL I. SOVERN          Director
Michael I. Sovern

By: /S/ FRED R. SULLIVAN           Director
Fred R. Sullivan

By: /S/ GERALD TSAI                Director
Gerald Tsai, Jr.