Form 10-Q
period 1997-03-31
SEQUA CORP /DE/
filed 1997-05-14
CIK 95301

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended      March 31, 1997
                               ----------------------------------
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ----------

Commission File Number   1-804
                       -----------------------------------------

                          SEQUA CORPORATION
-----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

         Delaware                         13-1885030
---------------------------------  -----------------------------
(State or other jurisdiction of    (I.R.S. Employer
 incorporation or organization)      Indentification No.)

200 Park Avenue, New York, New York                 10166
-----------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (212)986-5500
                                                   --------------



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



              Class               Outstanding at April 30, 1997
              -----               -----------------------------

Class A Common Stock, no par value        6,621,646
Class B Common Stock, no par value        3,330,780

                 PART I - FINANCIAL INFORMATION
               SEQUA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME
            (Amounts in thousands, except per share)
                           (Unaudited)
                                           For the Three Months
                                             Ended March 31,
                                          ----------------------
                                            1997          1996
                                            ----          ----

SALES                                     $373,328      $349,126
                                          --------      --------

COSTS AND EXPENSES
  Cost of sales                            303,609       283,872
  Selling, general and
    administrative                          55,330        55,132
                                          --------      --------
                                           358,939       339,004
                                          --------      --------

OPERATING INCOME                            14,389        10,122

OTHER INCOME (EXPENSE)
  Interest expense                         (12,494)      (13,248)
  Interest income                            1,288         1,040
  Other, net                                   842          (317)
                                          --------      --------

INCOME (LOSS) BEFORE INCOME TAXES            4,025        (2,403)

Income tax provision                        (2,500)       (1,350)
                                          --------      --------

NET INCOME (LOSS)                            1,525        (3,753)

Preferred dividend requirements               (763)         (791)
                                          --------      --------

Net income (loss) applicable to
  common stock                            $    762      $ (4,544)
                                          ========      ========

EARNINGS (LOSS) PER SHARE                 $    .08      $   (.46)
                                          ========      ========

DIVIDENDS DECLARED PER SHARE
  Preferred                               $   1.25      $   1.25



The accompanying notes are an integral part of the financial statements.

                        SEQUA CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------



SUMMARY BUSINESS SEGMENT DATA (in millions)
-------------------------------------------

                                                    Operating
                                   Sales         Income (Loss)
                              ---------------    -------------
                               1997       1996    1997      1996
                               ----       ----    ----      ----

  Aerospace                    $211.4    $189.0   $10.2   $   -
  Machinery & Metal Coatings     72.1      79.5     2.4      4.2
  Specialty Chemicals            52.8      58.3     5.1     10.5
  Other Products                 37.0      22.3     4.3      2.2
  Corporate                       -         -      (7.6)    (6.8)
                                -----     -----    -----    -----
       TOTAL                   $373.3    $349.1   $14.4   $ 10.1
                               ======    ======   =====   ======

SALES
-----

Sales increased 7% in the first quarter of 1997, with advances at the Aerospace and Other Products segments partially offset by declines in the Machinery and Metal Coatings and the Specialty
Chemicals segments.

   Sales of the Aerospace segment advanced 12% in the first quarter, with both units contributing to the advance. At the Gas Turbine unit, repair sales increased 7% over the 1996 quarter with both commercial and U.S. military repair business ahead.
The advance in the commercial repair sector primarily reflects the unit's participation in the continuing recovery of the international airline industry. Units primarily serving the OEM market posted a 28% increase in sales and ended the quarter with a higher backlog than at year end, a reflection of the strength in this sector of the market. Although management currently anticipates that the upward sales trend of the gas turbine unit will continue in the second quarter, increased competitive activity in the repair aftermarket by the engine manufacturers continues. Sales of the ARC Propulsion unit advanced 10%, with increases in both commercial products and military contract sales. This upward trend is expected to continue in the second quarter.

   Sales of the Machinery and Metal Coatings segment declined
9%, as an increase at the metal coating unit was more than offset by declines at the can machinery and auxiliary press equipment units. Sales of the metal coatings division advanced in each of the operation's major markets: building products, containers, and

SALES  (con't)
-----

manufactured products. At the can machinery unit, sales declined 14% from an very strong 1996 first quarter, as a decline in sales of can decorating equipment was partially offset by an increase in can forming equipment and by the inclusion of the recently acquired Can Industry Products (CIP), which was formerly accounted for as an unconsolidated equity investment. Local currency sales of the overseas auxiliary press equipment declined sharply. Translation into U.S. dollars increased the decline due to the 10% drop in the value of the French Franc against the dollar. Management anticipates that the sales trends of the operating units in this segment will continue in the second quarter.

   Sales of the Specialty Chemicals segment were 9% lower, with both units recording declines. The British-based unit's decline reflected reduced demand from the European detergent market; the impact of the strengthening of the Pound Sterling against other European currencies; and lower sales at the chemical distribution units, primarily caused by adverse currency movements. The trends in the European detergent market are expected to continue in the second quarter. Lower sales at the domestic unit reflect the fact that increases in the graphics and textile product lines were more than offset by declines in specialty polymers and paper chemicals.

   Sales of the Other Products segment increased 66%. As of January 1, 1997, the Men's Apparel unit was reclassified from discontinued operations to continuing operations and included in
this segment.   The sharp sales increase in the segment reflects
the inclusion of Men's Apparel sales in the 1997 first quarter; and increased sales at the automotive products and can lid units, tempered by reduced revenues from the real estate unit. At the automotive products unit, both domestic and international sales were solidly ahead of the comparable 1996 quarter. These advances were driven by increases in lighter and power outlet sales to the automotive OEMs. At the can lid unit, an 80% increase in export sales and a solid gain in domestic sales led to a sharply higher level of overall sales. Revenues from the real estate unit were down sharply, primarily as a result of the July 1996 disposition of its largest property.

OPERATING INCOME
----------------

Overall operating income advanced 42%, as advances in the Aerospace and Other Products segments were tempered by declines in the Specialty Chemicals and Machinery and Metal Coatings segments.

   Operating income in the Aerospace segment advanced to $10.2 million in the first quarter of 1997 from breakeven in the prior

OPERATING INCOME  (con't)
----------------

year's first quarter, with both units contributing to the advance. The improvement at Gas Turbine primarily resulted from three factors: the return to profitability of the OEM units; the continued improvement in profitability at the repair units; and lower expenses related to litigation with the Pratt and Whitney division of United Technologies ($3.1 million in 1997 and $5.2 million in 1996). The ARC Propulsion unit recorded higher profits in the 1997 first quarter, primarily due to the benefit of a technology transfer program and higher sales.

   Operating income in the Machinery and Metal Coatings segment declined 44% as an improvement at the metal coatings unit was more than offset by a decline at the can machinery unit and a larger loss at the auxiliary press equipment unit. The improvement at the metal coating unit primarily reflects the impact of increased sales and cost containment efforts. At the can machinery unit, operating income declined due to lower sales, and an unfavorable sales mix shift. At the auxiliary press equipment unit, the first quarter loss increased in 1997 as the impact of lower sales was only partially offset by better pricing and lower warranty costs.

   Operating income in the Specialty Chemicals segment declined 51%, with both units down sharply. At the overseas unit, profits were primarily affected by the reduced level of sales, and the impact on margins of the strengthening of the Pound Sterling, partially offset by cost reductions. A large portion of the decline at the domestic unit related to the absence of the favorable settlement of a lawsuit in the first quarter of 1996. The balance of the decline primarily related to lower sales.

   Operating income in the Other Products segment nearly doubled in 1997, due to the recontinuance of the Men's Apparel business and improved results at the automotive products unit. The can lid unit and the real estate operation recorded profits on a par with the prior year. At the automotive products unit, profits advanced in line with increased sales. At the can lid unit, the benefits of higher sales were offset by increased manufacturing and worker training costs, and the startup of additional capacity.

OTHER, NET
----------

In the first quarters of 1997 and 1996, Other, net includes equity in the income of unconsolidated joint ventures of $1.6 million and $1.3 million, respectively, and amortization of capitalized debt issuance costs of $.5 million in both periods. In the first quarters of 1997 and 1996, Other, net includes income of $.3 million and losses of $.2 million, respectively, related to the increase (decrease) in the cash surrender values of corporate owned life insurance.

INCOME TAX PROVISION
--------------------

The Company revises its effective tax rate quarterly to reflect the best current estimate of its annual effective tax rate. The effective tax rate for the first quarter of 1997 was based upon estimated annual pre-tax foreign and domestic earnings adjusted for goodwill amortization. The effective tax rate for the first quarter of 1996 was based upon estimated annual pre-tax foreign earnings and estimated annual domestic pre-tax losses adjusted for goodwill amortization. The effective rates also reflect the effect of a provision for state income and franchise taxes, and the establishment of a valuation allowance to reduce the tax benefit for losses of the Company's French subsidiaries. Separate domestic and foreign estimated annual effective tax rates were determined and applied separately to actual domestic and foreign earnings.

LIQUIDITY
---------

Management anticipates that cash flow from operations, proceeds from the divestiture of assets, the $107.5 million of credit available at May 1, 1997 under the revolving credit agreement, the $45.0 million of available financing under the Receivables Purchase Agreement, the $20.0 million of short-term investments and the $71.6 million of cash and cash equivalents on hand at March 31, 1997 will be more than sufficient to fund the Company's operations for the foreseeable future.

BACKLOG
-------

The businesses of Sequa for which backlogs are significant are the Turbine Airfoils, Caval Tool and Castings units of Gas Turbine, and the ARC Propulsion operations of the Aerospace segment, and the Can Machinery and MEG operations of the Machinery and Metal Coatings segment. The aggregate dollar amount of backlog in these segments at March 31, 1997 was $341.4 million ($293.5 million at December 31, 1996). There is no seasonal variation in the Company's backlog.

ENVIRONMENTAL MATTERS
---------------------

The Company's environmental department, under senior management direction, manages all activities related to the Company's involvement in environmental clean-up. This department establishes the projected range of expenditures for individual sites with respect to which the Company may be considered a potentially responsible party under applicable federal or state law. These projected expenditures, which are reviewed periodically, include: remedial investigation and feasibility studies; outside legal, consulting and remediation project management fees; the projected cost of remediation activities; site closure and post-remediation monitoring costs. The

ENVIRONMENTAL MATTERS  (con't)
---------------------

assessments take into account currently available facts, existing technology, presently enacted laws, past expenditures, and other potentially responsible parties and their probable level of involvement. Outside technical, scientific and legal consulting services are used to support management's assessments of costs at significant individual sites.

   It is the Company's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $14 million to $35 million. At March 31, 1997, the Company's balance sheet includes accruals for remediation costs of $31.5 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. While the possibility of further recovery of some of the costs from insurance companies exists, the Company does not recognize these recoveries in its financial statements until they are realized. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

   With respect to all known environmental liabilities, the Company anticipates that remedial cash expenditures will be in the $8 million to $12 million range during 1997 and between $6 million and $8 million during 1998. Actual remedial expenditures for the first three months of 1997 were approximately $3.2 million.

OTHER INFORMATION
-----------------

Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" was issued in February 1997 and replaces Accounting Principles Board (APB) Opinion No. 15. The new statement simplifies the computations of earnings per share (EPS) by replacing the presentation of primary EPS with basic EPS, which is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS under the new statement is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. SFAS No. 128 must be implemented by the Company in the fourth quarter of 1997 at which time restatement of prior-period EPS data will be required. As the Company's EPS amounts calculated under the new statement approximate those calculated under APB Opinion No. 15, the implementation of SFAS No. 128 will not have a material effect on previously reported EPS data.

               SEQUA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                     (Amounts in thousands)


                             ASSETS

                                        (Unaudited)
                                         March 31,   December 31,
                                           1997          1996
                                      ------------   -----------
CURRENT ASSETS
  Cash and cash equivalents            $   71,558    $   92,079
  Short-term investments                   20,000          -
  Trade receivables (less allowances
    of $13,618 and $12,992)               266,300       248,835
  Unbilled receivables (less
    allowances of $2,768 and $2,587)       28,246        26,771
  Inventories                             231,985       223,498
  Other current assets                     17,657        20,994
                                       ----------    ----------
    Total current assets                  635,746       612,177
                                       ----------    ----------

INVESTMENTS
  Net assets of discontinued operations   115,668       130,193
  Other investments                        20,987        20,492
                                       ----------    ----------
                                          136,655       150,685
                                       ----------    ----------

PROPERTY, PLANT AND EQUIPMENT, NET        450,953       457,511
                                       ----------    ----------

OTHER ASSETS
  Excess of cost over net assets of
    companies acquired                    306,968       307,952
  Deferred charges and other               19,299        19,837
                                       ----------    ----------
                                          326,267       327,789
                                       ----------    ----------

TOTAL ASSETS                           $1,549,621    $1,548,162
                                       ==========    ==========

The accompanying notes are an integral part of the financial statements.


               SEQUA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
            (Amounts in thousands, except share data)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                       (Unaudited)
                                         March 31,   December 31,
                                          1997          1996
                                       ----------   -----------
CURRENT LIABILITIES
  Current maturities of long-term
    debt                              $    2,498  $     2,859
  Accounts payable                       113,117      109,115
  Taxes on income                         43,422       40,391
  Accrued expenses                       161,717      150,381
                                      ----------   ----------
    Total current liabilities            320,754      302,746
                                      ----------   ----------
NONCURRENT LIABILITIES
  Long-term debt                         531,505      531,868
  Deferred taxes on income                13,712       13,652
  Other noncurrent liabilities           101,312      109,120
                                      ----------   ----------
                                         646,529      654,640
                                      ----------   ----------

SHAREHOLDERS' EQUITY
  Preferred stock--$1 par value,
    1,825,000 shares authorized,
    797,000 shares of $5 cumulative
    convertible stock issued at
    March 31, 1997 and December 31, 1996
    (involuntary liquidation
    value--$25,393 at March 31, 1997)        797          797
  Class A common stock--no par value,
    25,000,000 shares authorized,
    7,188,000 shares issued at March
    31, 1997 and December 31, 1996         7,188        7,188
  Class B common stock--no par value,
    5,000,000 shares authorized,
    3,727,000 shares issued at March
    March 31, 1997 and December 31,
    1996                                   3,727        3,727
  Capital in excess of par value         284,659      285,912
  Cumulative translation adjustment          128       10,512
  Retained earnings                      367,131      366,369
                                      ----------   ----------
                                         663,630      674,505
  Less:  Cost of treasury stock           81,292       83,729
                                      ----------   ----------
    Total shareholders' equity           582,338      590,776
                                      ----------   ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                             $1,549,621   $1,548,162
                                      ==========   ==========

The accompanying notes are an integral part of the financial statements.

                               SEQUA CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  YEAR ENDED DECEMBER 31, 1996 AND PERIOD ENDED MARCH 31, 1997
                          (Amounts in thousands, except per share data)

                                       Class A Class B  Capital in    Cum.
                             Preferred Common  Common   Excess of    Trans.   Retained   Treasury
                               Stock    Stock   Stock   Par Value     Adj.    Earnings    Stock
                               -----   ------- -------  ----------   ------   --------   --------

Balance at December 31, 1995   $  797  $7,188  $3,727   $287,204   $  2,333   $360,290 $ (84,944)
Net Income                       -       -       -          -          -         9,187      -
Purchase treasury stock          -       -       -          -          -          -       (1,680)
Stock grants forfeited           -       -       -           307       -          -         (401)
Stock options exercised          -       -       -        (1,599)      -          -        3,073
Amortization of restricted
 stock grant                     -       -       -          -          -          -          223
Foreign currency translation
 adjustment                      -       -       -          -         8,179       -         -
Cash dividends:
 Preferred - $5.00 per share     -       -       -          -          -        (3,108)     -
                               ------  ------  ------   --------   --------   -------- ---------
Balance at December 31, 1996   $  797  $7,188  $3,727   $285,912   $ 10,512   $366,369 $ (83,729)
Net Income                               -       -          -          -         1,525      --
Stock options exercised          -       -       -        (1,253)      -          -        2,386
Amortization of restricted
 stock grant                     -       -       -          -          -          -           51
Foreign currency translation
 adjustment                      -       -       -          -       (10,384)      -         -
Cash dividends:
 Preferred - $1.25 per share     -       -       -          -          -          (763)     -
                               ------  ------  ------   --------   --------   -------- ---------

Balance at March 31, 1997      $  797  $7,188  $3,727   $284,659   $    128   $367,131 $ (81,292)
                               ======  ======  ======   ========   ========   ======== =========

             The accompanying notes are an integral part of the financial statements

                      SEQUA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)
                                                         For the Three Months
                                                            Ended March 31,
                                                            ---------------
                                                            1997       1996
                                                            ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) before income taxes                     $   4,025    $ (2,403)
  Adjustments to reconcile income (loss) to net
    cash provided by operating activities:
       Depreciation and amortization                       21,758      22,925
       Provision for losses on receivables                    980         863
       Equity in income of unconsolidated joint
         ventures                                          (1,621)     (1,292)
       Other items not requiring cash                         320         190

  Changes in operating assets and liabilities,
    net of business purchased:
       Receivables                                        (17,602)     (9,066)
       Inventories                                         (6,658)     (1,000)
       Other current assets                                 3,026       2,531
       Accounts payable and accrued expenses               16,747      (1,031)
       Other noncurrent liabilities                        (8,570)     (5,945)
                                                         --------    --------

  Net cash provided by continuing operations
    before income taxes                                    12,405       5,772
  Net cash provided by (used for) discontinued
    operations before income taxes                          1,609      (2,644)
  Income taxes refunded (paid), net                           437        (720)
                                                         --------    --------
    Net cash provided by operating activities              14,451       2,408
                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Business purchased                                         (268)       -
  Purchase of property, plant and equipment               (14,266)    (11,894)
  Sale of property, plant and equipment                       600       1,734
  Short-term investments                                  (20,000)       -
  Other investing activities                                  381         431
                                                         --------    --------
    Net cash used for investing activities                (33,553)     (9,729)
                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                             -          1,078
  Payments of debt                                           (506)     (3,445)
  Dividends paid                                             (763)       (791)
  Proceeds from exercise of stock options                   1,133        -
                                                         --------    --------
    Net cash used for financing activities                   (136)     (3,158)
                                                         --------    --------

Effect of exchange rate changes on cash
  and cash equivalents                                     (1,283)       (407)
                                                         --------    --------

Net decrease in cash and cash equivalents                 (20,521)    (10,886)

Cash and cash equivalents at beginning of period           92,079      62,667
                                                         --------    --------
Cash and cash equivalents at end of period               $ 71,558    $ 51,781
                                                         ========    ========

The accompanying notes are an integral part of the financial statements.

               SEQUA CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements of Sequa Corporation (the "Company") include the accounts of all majority-owned subsidiaries including those of Sequa Receivables Corp. ("SRC"), a special purpose corporation formed for the sale of eligible receivables. Under the terms of the receivables purchase agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any distribution to the Company. At March 31, 1997 and December 31, 1996, SRC had no obligations outstanding to its creditors. All material accounts and transactions between the Company's consolidated subsidiaries have been eliminated in consolidation.

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

     The Company made a decision not to sell the Men's Apparel unit. Accordingly, as of January 1, 1997, Men's Apparel has been reclassified from discontinued operations to continuing operations in the Consolidated Balance Sheet and Statements of Income and Cash Flows.

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the Company's results for the interim periods presented. Such adjustments consisted of normal recurring items. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the three months ended
March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS (LOSS) PER SHARE

     Primary earnings (loss) per common share in 1997 and 1996 were computed by dividing net earnings (loss), after deducting dividend requirements on cumulative convertible preferred stock, by the weighted average number of common and common equivalent shares outstanding during the periods. These computations were based on 9,959,000 and 9,867,000 shares for the three month periods in 1997 and 1996, respectively.

     Fully diluted earnings (loss) per common share calculations for the assumed conversion of the cumulative convertible preferred stock were anti-dilutive in the three-month periods of 1997 and 1996.

     Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" was issued in February 1997 and replaces Accounting Principles Board (APB) Opinion No. 15. The new statement simplifies the computations of earnings per share (EPS) by replacing the presentation of primary EPS with basic EPS, which is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS under the new statement is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. SFAS No. 128 must be implemented by the Company in the fourth quarter of 1997 at which time restatement of prior-period EPS data will be required. As the Company's EPS amounts calculated under the new statement approximate those calculated under APB Opinion No. 15, the implementation of SFAS No. 128 will not have a material effect on previously reported EPS data.


NOTE 3 - SHORT-TERM INVESTMENTS

     At March 31, 1997, the $20.0 million short-term investment represents the Company's participation in loans made by a group of banks for the benefit of one of the Company's joint ventures. This is a vehicle for improving the yield on temporarily available funds, and does not impact the total amount loaned to the joint venture.

NOTE 4 - INVENTORIES

     The inventory amounts at March 31, 1997 and December 31,
1996 were as follows:
                                    (Thousands of Dollars)
                              (Unaudited)
                             March 31, 1997   December 31, 1996
                             --------------   -----------------

Finished Goods                 $  67,304         $  61,276
Work in process                   76,872            71,583
Raw materials                     87,054            89,254
Long-term contract costs           8,220             8,275
Customer deposits                 (7,465)           (6,890)
                                --------          --------
                                $231,985          $223,498
                                ========          ========

                   PART II - OTHER INFORMATION
                   ---------------------------

ITEM 1 - LEGAL PROCEEDINGS
         -----------------

The Company is involved in a number of claims, lawsuits and proceedings (environmental and otherwise) which arose in the ordinary course of business. Other litigation is pending against the Company involving allegations that are not routine and include, in certain cases, compensatory and punitive damage claims. Included in this other class of litigation is an arbitration proceeding that was formally commenced in 1992 to resolve a dispute between the Egyptian Air Force and Chromalloy Gas Turbine Corporation (Chromalloy), a subsidiary of Sequa, concerning amounts owed to Chromalloy. In 1994, the arbitral tribunal issued a net award of $16,250,000 plus interest in favor of Chromalloy. Chromalloy filed a petition in the United States District Court for the District of Columbia to confirm and enforce the award. The government of Egypt succeeded in a challenge to this award in the Court of Appeal of Cairo. Notwithstanding the Egyptian court decision, the United States District Court granted Chromalloy's enforcement petition. In September 1996, Chromalloy received $13,943,000 from the Defense Security Assistance Agency in partial satisfaction of the claim, with the consent of the Egyptian government. On May 8, 1997, Chromalloy received $6,157,000 from the Government of Egypt in payment of the remainder of the arbitration award together with interest.

 On July 11, 1995, United Technologies Corporation (UTC), through its Pratt & Whitney division, commenced an action against Chromalloy in the United States District Court for the District of Delaware. The complaint seeks unspecified monetary damages (including treble and punitive damages with respect to certain claims) and injunctive relief based upon alleged breaches of certain license agreements, alleged infringement of patents and misuse of other Pratt & Whitney intellectual and intangible property. Management intends to vigorously defend against all claims. In this connection, on August 30, 1995, Chromalloy filed its answer denying the significant allegations in such complaint, and included numerous affirmative defenses and a counterclaim against UTC. Since the filing of its answer, Chromalloy has added further counterclaims against UTC. In March and April 1997, Chromalloy filed six motions for summary judgment on various issues. In March 1997, UTC also moved to stay or dismiss two of Chromalloy's counterclaims. On May 1, 1997, the United States District Court issued rulings on four of Chromalloy's motions and one of UTC's motions. The Court granted summary judgment in favor of Chromalloy on two of the more substantial UTC royalty claims, and also granted summary judgment in favor of Chromalloy on Chromalloy's claim for overpayment of royalties under one of the license agreements. The Court denied Chromalloy's motion for partial summary judgment on UTC's claim

ITEM 1 - LEGAL PROCEEDINGS  (con't)
         -----------------

under the Lanham Act and also denied UTC's motion for summary judgment on Chromalloy's counterclaim relating to Chromalloy's entitlement to certain improvements under one of the license agreements. The Company is awaiting the Court's rulings on the other pending motions. Although discovery and motion practice are progressing, it would be premature at this stage for management to make an evaluation of the likely outcome of either UTC's remaining claims or Chromalloy's remaining counterclaims. The Court has set aside May 27, 1997 as a possible trial date for some of UTC's claims and some of Chromalloy's counterclaims.

 On August 29, 1995, Chromalloy filed suit against UTC in the 131st District Court of Bexar County, Texas. This suit sought unspecified damages for and injunctive relief against alleged violations by UTC of the Texas Free Enterprise and Antitrust Act. Chromalloy's claims focused on allegedly illegal, exclusionary, and monopolistic activities with respect to key segments of commerce in repairs for Pratt & Whitney commercial jet engines. UTC had also filed counterclaims against Chromalloy in this action for alleged breach of contract and unfair competition. After a three-month trial, which commenced on August 26, 1996, in unanimous liability findings in favor of Chromalloy, the jury found UTC had attempted to monopolize the relevant market, which materially harmed Chromalloy, and found UTC's conduct to be willful or flagrant. However, the jury awarded no monetary damages. Chromalloy effectively prevailed on all but one of UTC's counterclaims, which related to an alleged breach under a 1990 contract between UTC and one of the Chromalloy divisions. The jury awarded no monetary relief on any of UTC's counterclaims. The Court heard post-trial motions on January 24, 1997 concerning Chromalloy's motion for judgment and injunctive relief and UTC's motion for judgment and declaratory relief on the one counterclaim relating to the 1990 contract. The Company is currently awaiting the Court's formal decisions on these and other post-trial motions. On April 2, 1997, the Court informally indicated that it was not inclined to grant Chromalloy injunctive relief. Chromalloy recently has been notified, however, that a hearing will be held by the Court prior to the entry of judgment or other orders. If Chromalloy's post-trial motions, including its motion for injunctive relief are denied, Chromalloy intends to appeal to the Texas appellate courts.

 On October 17, 1996, Chromalloy filed suit against UTC in the United States District Court for the District of Delaware. The suit seeks unspecified damages for and injunctive relief against alleged infringement of Chromalloy patents. On December 6, 1996, UTC filed its answer asserting several affirmative defenses and four counterclaims. On January 21, 1997, Chromalloy filed a reply to UTC's counterclaims and also filed a motion to dismiss two of those four counterclaims. In response to that

ITEM 1 - LEGAL PROCEEDINGS  (con't)
         -----------------

motion, UTC agreed to dismiss one of the counterclaims. The motion on the remaining counterclaim is still pending adjudication. This lawsuit is in a preliminary stage. Accordingly, management cannot make an evaluation of the likely outcome at this time. The United States District Court has issued a scheduling order, setting a trial date of March 9, 1998.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

       (A) Exhibits

           11.1 Schedule showing calculations of Primary and Fully Diluted Earnings (Loss) Per Share for the three-month periods ended March 31, 1997 and 1996.

           27.1   Financial Data Schedule, filed herewith.

       (B) Reports on Form 8-K

           No report on Form 8-K was filed during the three-month period ended March 31, 1997.

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












May 14, 1997