Form 10-K405/A
period 1996-12-31
SEQUA CORP /DE/
filed 1997-07-24
CIK 95301

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

    For the Fiscal Year Ended December 31, 1996 Commission file number 1-804

                                SEQUA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                 13-188-5030
----------------------------------------    ------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

 200 Park Avenue, New York, New York                       10166
----------------------------------------    ------------------------------------
(Address of principal executive offices                  (Zip Code)

       Registrant's telephone number, including area code: (212) 986-5500
--------------------------------------------------------------------------------
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

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
          -----------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes        No  X
                                       -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

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


                      DOCUMENTS INCORPORATED BY REFERENCE

                                 None

     The Registrant filed its Proxy Statement, dated March 27, 1997, by paper copy with the Securities and Exchange Commission and the New York Stock Exchange, and mailed it to stockholders of record (as of March 20, 1997), on various dates between March 29 and April 2, 1997. Due to inadvertence, it was not electronically filed with the Commission at such time (although it subsequently was so filed). Therefore, those sections of the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996 (Items 10 through 13 of Part III) that incorporated information by reference from the Proxy Statement were not electronically filed within 120 days of the close of the Registrant's fiscal year. This Form 10-K/A updates the Form 10-K to include Items 10 through 13 of Part III.

                                   PART III
                                   --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

                                   DIRECTORS


                                                                   PRESENT OCCUPATION, BUSINESS EXPERIENCE
               NAME AND AGE                                               AND OTHER INFORMATION
------------------------------------------  ---------------------------------------------------------------------

Norman E. Alexander ......................  Chairman of the Board and Chief Executive Officer of the Company
Age 82                                        since  1975. Served as President from 1982 to 1983 and from 1957 to
                                              1975. Has been a director of the Company since 1957 and is a member of the Executive Committee. May be deemed to be a control person of the Company (see 'Voting Securities and Ownership Thereof
                                              by Certain Beneficial Owners and Management'). Also a director and
                                              Chairman of the Board of Chock Full O' Nuts Corporation and a
                                              director of Richton International Corporation.

Alvin Dworman ............................  Chairman, ADCO Group (a financial services, merchant banking and real
Age 71                                        estate company) since 1981. Has been a director of the Company since 1987 and is a member of the Audit Committee.

A. Leon Fergenson ........................  Former Chairman of the Board and Chief Executive Officer, GK
Age 84                                        Technologies,  Inc. (wire and cable products, electronic and electrical circuits and other products). Has been a director of the Company since 1968 and is a member of the Executive Committee and the Compensation Committee and Chairman of the Audit Committee.
                                              Also a director of Buckeye Management Company, National
                                              Benefit Life Insurance Company and American Annuity Group, Inc.

David S. Gottesman .......................  Managing Partner, First Manhattan Co. (an investment management
Age 70                                        company) since 1964. Has been a director of the Company since  1982 and is a member of the Nominating Committee.

Stuart Z. Krinsly ........................  Senior Executive Vice President and General Counsel of the Company
Age 79                                        since 1982; from 1965 to 1982, served as an officer and General
                                              Counsel of the Company. Has been a director and officer of the
                                              Company since 1957 and is a member of the Executive Committee. Also a director of Chock Full O' Nuts Corporation.

Donald D. Kummerfeld .....................  President, Magazine Publishers of America (a publishing trade
Age 62                                        organization) since 1987 and Chairman, Kummerfeld Associates (an investment banking and financial advisory firm) since 1985. From
                                              1978 to 1985, was President and Chief Operating Officer, News
                                              America Publishing, Inc. Has been a director of the Company since
                                              1983 and is a member of the Compensation Committee.

Richard S. LeFrak ........................  President, Lefrak Organization, Inc. (a diversified, privately held
Age 51                                        company active  in major  residential and commercial real estate development projects, oil and gas exploration, finance and entertainment production) since 1975. Has been a director of the
                                              Company since 1986 and is a member of the Nominating Committee.

John J. Quicke ...........................  President and Chief Operating Officer of the Company since March
Age 47                                        1993. Served as Senior Executive Vice President, Operations, of the
                                              Company from June 1992 to March 1993; from February 1991 to June
                                              1992, served as Vice President, Financial Services, of the
                                              Company; from 1987 to February 1991, served as Vice President,
                                              Financial Projects, of the Company. Held various offices and positions in Chromalloy American Corporation (which became a subsidiary of the Company in 1987) from 1979 to 1987. Has been a director of the Company since March 1993 and is a member of the
                                              Executive Committee.

Michael I. Sovern ........................  Chancellor Kent Professor of Law and President Emeritus of Columbia
Age 65                                        University  since 1993; President of Columbia University from 1980 to 1993; President of the Shubert Foundation since 1996. Served as
                                              Advisor to the Board of Directors of the Company from 1990 to May
                                              1996, when he was elected to serve as a director, and is a member of the Nominating Committee. Also a director of AT&T, Warner- Lambert,
                                              GNY Insurance Co. and the Shubert Organization.



                                                                   PRESENT OCCUPATION, BUSINESS EXPERIENCE
               NAME AND AGE                                               AND OTHER INFORMATION
------------------------------------------  ---------------------------------------------------------------------
Fred R. Sullivan .........................  Chairman of the Board and Chief Executive Officer, Richton
Age 82                                        International Corporation (a diversified service company) since
                                              1989. From 1987 to 1991, served as Chairman of the Board and
                                              President, Interim Systems Corporation (a temporary personnel and health care service company). From 1971 to 1988, served as
                                              Chairman of the Board and President, Kidde, Inc. (a
                                              multi-market manufacturing and service company). Has been a director of the Company since 1962 and is a member of the Audit
                                              Committee.

Gerald Tsai, Jr. .........................  Chairman, President and Chief Executive Officer, Delta Life
Age 68                                        Corporation (an insurance company) since February 1993; private investor from 1991 to 1993; Chairman of the Executive
                                              Committee of the Board of Directors, Primerica Corporation
                                              (a diversified financial services company) from 1988 to 1991; from
                                              1987 to 1988, was Chairman and Chief Executive Officer of
                                              Primerica; and from 1982 to 1987, held several other offices at
                                              Primerica. Has been a director of the Company since 1976 and is a member of the Audit Committee and Chairman of the Compensation
                                              Committee. Also a director of Rite Aid Corporation, Proffitt's Inc.,
                                              Triarc Companies, Inc. and Zenith National Insurance Corp. Also a
                                              Trustee of Boston University, Meditrust and New York University
                                              Medical Center.


                             EXECUTIVE OFFICERS


               NAME AND AGE                                    POSITION AND BUSINESS EXPERIENCE
------------------------------------------  ---------------------------------------------------------------------

Norman E. Alexander.......................  Chairman of the Board, Chief Executive Officer, Director and member
Age 82                                        of the Executive Committee

John J. Quicke...........................   President, Chief Operating Officer, Director and member of the Executive
Age 47                                        Committee

Stuart Z. Krinsly........................   Senior Executive Vice President - General Counsel, Director and member
Age 79                                        of the Executive Committee

Gerald S. Gutterman......................   Executive Vice President - Finance and Administration
Age 68

Antonio L. Savoca........................   Senior Vice President - Atlantic Research Operations
Age 73

Ira A. Schreger..........................   Senior Vice President - Legal - Corporate Secretary
Age 46

Martin Weinstein.........................   Senior Vice President - Chromalloy Gas Turbine Operations
Age 61


All of the above-named executive officers has been employed by Sequa in the same or a similar capacity for at least five years.

FAMILY RELATIONSHIPS

     Sequa is not aware of any family relationships among any of its directors or executive officers.

TERMS OF OFFICE

     Directors are elected to hold office until the next annual meeting and until their successors have been elected. Executive Officers hold office for a term expiring on the date of the next annual organization meeting of the Board of Directors, subject to the provisions of Section 5 of Article IV of the Company's By-Laws relative to removal of officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     In June 1992, Fred R. Sullivan settled a claim by the United States Securities and Exchange Commission that he disclosed material, non-public information that led to the purchase of stock by another person. No allegation of personal profit to Mr. Sullivan was made. Mr. Sullivan agreed to the entry of a judgment permanently enjoining him from engaging in certain activities in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, in connection with the purchase or sale of any security and paid a fine of $58,000.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid for services rendered in all capacities to the Company and its subsidiaries during 1994, 1995 and 1996 to the Chief Executive Officer of the Company and to the next four most highly compensated executive officers.


                                                                                             LONG TERM
                                                                                            COMPENSATION
                                                                                            ------------
                                                          ANNUAL COMPENSATION                  AWARDS
                                                 --------------------------------------     ------------
                                                                              OTHER          SECURITIES          ALL
                NAME AND                                                      ANNUAL         UNDERLYING         OTHER
               PRINCIPAL                                         BONUS     COMPENSATION       OPTIONS/       COMPENSATION
                POSITION                  YEAR     SALARY         ($)          ($)            SARS(#)            ($)
----------------------------------------  ----   ----------     --------   ------------     ------------     ------------

Norman E. Alexander ....................  1996   $1,131,491     $378,979       --               --                4,500(1)
  Chairman and Chief Executive Officer    1995    1,095,102      409,258       --               --                4,500(1)
                                          1994    1,043,148        --          --               --                4,500(1)

Stuart Z. Krinsly ......................  1996      605,193      187,123       --               --                4,776(1)
  Senior Executive Vice President and     1995      585,739      202,062           --           --                4,804(1)
  General Counsel                         1994      557,949           --           --               --            4,899(1)

John J. Quicke .........................  1996      428,820      188,236       --               --                5,864(1)
  President and Chief Operating Officer   1995      410,149      215,006       --                8,500            5,903(1)
                                          1994      390,108        --          --               --                6,157(1)

Antonio Savoca .........................  1996      350,723      265,200     $ 71,408(2)        --               95,865(1)
  Senior Vice President, Atlantic         1995      340,000      250,920       71,715(2)        --               89,605(1)
  Research Operations                     1994      336,971      238,000       68,753(2)        --               76,916(1)

Martin Weinstein .......................  1996      438,440(3)   170,529           --               --            4,500(1)
  Senior Vice President, Gas Turbine      1995      462,083(3)    42,294           --           --                4,500(1)
  Operations                              1994      452,000(3)        --       --               --                4,500(1)

------------

(1) These amounts consist of a matching contribution by the Company under the respective 401-K Plan in which each executive officer participates ($4,500 as to each named executive officer in 1994, 1995 and 1996, (except for $6,000 with respect to Mr. Savoca in 1994 and $7,500 in 1995 and 1996), plus
    (i) with respect to Mr. Krinsly, $399, $304 and $276 for executive term life insurance premiums in 1994, 1995 and 1996, respectively; (ii) with respect to Mr. Quicke, $1,657, $1,403 and $1,364 for executive term life insurance premiums in 1994, 1995 and 1996, respectively; and (iii) with respect to Mr. Savoca, $1,310, $1,622 and $983 for executive term life insurance premiums in 1994, 1995 and 1996, respectively, and $69,606, $80,483 and $87,382 credited as a benefit (including interest payable at the prime rate) in 1994, 1995 and 1996, respectively, under a Supplemental Executive Retirement Plan ('SERP') maintained by Atlantic Research Corporation, an affiliate of the Company ('ARC') (the SERPs in which the other named executive officers participate are defined benefit plans, unlike the ARC plan, and are, therefore, accounted for under 'Pension Plans').

(2) These amounts consist of the aggregate cost of personal benefits provided by ARC; the two items that each exceeds 25% of the total value of all reported personal benefits provided to Mr. Savoca are $37,956 in 1996, 1995 and 1994 paid to him as a housing allowance, and $22,539 in 1995 and $23,925 in each of 1996 and 1994 paid in connection with ARC's 'cafeteria' plan, allowing for

                                             (footnotes continued on next page)

(footnotes continued from previous page)

    reimbursement of certain items with payment of the unused balance (up to the entire amount) to the executive in cash.

(3) This amount includes $81,000 for additional compensation in connection with Mr. Weinstein's management of another Chromalloy Gas Turbine operation, Chromalloy New York (formerly, Chromalloy Research and Technology), commencing in June 1993 and ending upon the termination of this temporary assignment, which occurred December 31, 1996. His 1995 salary included certain vacation compensation (not applicable in 1996); the lower amount in 1996 reflects an across-the-board three percent salary reduction at Chromalloy Gas Turbine (terminated December 31, 1996).

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

     No stock options or SARs were granted to any of the named executive officers of the Company during 1996.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION/SAR VALUES TABLE

     During 1996, none of the named executive officers except Mr. Savoca exercised any stock options. The following table shows the number of shares of Class A Common Stock acquired on exercise and the value realized by Mr. Savoca, and the number of shares of Class A Common Stock represented by outstanding unexercised stock options (there are no SARs) held by each of the named executive officers as of December 31, 1996. The Class A Common Stock had a closing price of $46.25 on September 17, 1996, the date on which Mr. Savoca exercised his option, and a closing price of $39.25 on December 31, 1996.


                                                                    NUMBER OF SECURITIES
                                                                   UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                                          OPTIONS                   IN-THE-MONEY OPTIONS
                                   SHARES                          AT FISCAL YEAR-END(#)           AT FISCAL YEAR-END($)
                                ACQUIRED ON         VALUE       ----------------------------    ----------------------------
            NAME                EXERCISE(#)      REALIZED($)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----------------------------   --------------    -----------    -----------    -------------    -----------    -------------
Norman E. Alexander.........       --               --             15,000         --             $ 105,000         --
Stuart Z. Krinsly...........       --               --             12,500         --                87,500         --
John J. Quicke..............       --               --             17,666          2,834           166,157        $41,093
Antonio L. Savoca...........        3,100          $43,400          4,400         --                30,800         --
Martin Weinstein............       --               --              9,300          1,700            65,100         11,900

PENSION PLANS

     The following tables show the estimated annual pension benefits payable to each covered participant at normal retirement age under the Company's qualified defined benefit pension plans, taking into account any applicable nonqualified supplemental pension plans that provide benefits that would otherwise be denied participants by reason of certain Internal Revenue Code limitations on qualified plan benefits and any existing individual agreements, based on remuneration that is covered under the plans and agreements and years of service with the Company and its subsidiaries. There are separate pension plans within the Company for various subsidiaries.

                            PENSION PLAN TABLE -- A


                                                                   YEARS OF SERVICE
                         PLAN                            ------------------------------------
                     COMPENSATION                           35           40            45
------------------------------------------------------   --------    ----------    ----------
$ 600,000.............................................   $340,718    $  389,392    $  438,066

   800,000............................................    457,385       522,725       588,066
 1,000,000............................................    574,051       656,059       738,066
 1,200,000............................................    690,718       789,392       888,066
 1,400,000............................................    807,385       922,725     1,038,066
 1,600,000............................................    924,051     1,056,059     1,188,066

     Table A applies to Messrs. Alexander and Krinsly. Mr. Alexander is required to be paid $243,779 annually from the qualified defined benefit portion of the applicable amount shown as his aggregate benefit in Table A. As a result of the Small Business Job Protection Act of 1996, Mr. Krinsly's pension benefit from the qualified defined benefit pension plan has been actuarially increased for retirement after age 70 1/2. The increased annual benefit amount on January 1, 1997, is $724,068. This increased benefit replaces the lower amount in Table A that would otherwise be applicable to Mr. Krinsly.

                            PENSION PLAN TABLE -- B


                                                                                        YEARS OF SERVICE
                                    PLAN                                        --------------------------------
                                COMPENSATION                                       30          35          40
-----------------------------------------------------------------------------   --------    --------    --------
$300,000.....................................................................   $129,725    $151,346    $164,846
 400,000.....................................................................    174,725     203,846     221,846
 500,000.....................................................................    219,725     256,346     278,846
 600,000.....................................................................    264,725     308,846     335,846
 700,000.....................................................................    309,725     361,346     392,846
 800,000.....................................................................    354,725     413,846     449,846

     Table B applies to Mr. Quicke.

                            PENSION PLAN TABLE -- C


                                                                            YEARS OF SERVICE
                                                                           ------------------
                           PLAN COMPENSATION                                  5         10
------------------------------------------------------------------------   -------    -------
$150,000................................................................   $18,096    $35,965
$160,000................................................................    19,366     38,489

     Table C applies to Mr. Savoca. Mr. Savoca is required to be paid annually the full benefit shown in Table C. Plan compensation is limited by SS 401(a)(17) of the Internal Revenue Code, which is $160,000 for 1997 and $150,000 for prior years. Plan benefits are limited by SS 415(b) of the Code, which is $125,000 annually for 1997.

                            PENSION PLAN TABLE -- D


                                                                    YEARS OF SERVICE
                                                            --------------------------------
                    PLAN COMPENSATION                          30          35          40
---------------------------------------------------------   --------    --------    --------
$400,000.................................................   $212,044    $232,044    $252,044
 500,000.................................................    267,044     292,044     317,044
 600,000.................................................    322,044     352,044     382,044

     Table D applies to Mr. Weinstein.

     Compensation covered by the plans is total pay for services, including elective deferrals to qualified plans, but excluding severance payments, expense reimbursements, and other non-wage items. Compensation for Mr. Savoca also excludes bonuses. With respect to Messrs. Alexander, Krinsly and Savoca, benefits are based on their respective highest average annual compensation in any five consecutive years of employment with the Company. With respect to Mr. Quicke, benefits are based on his average compensation for all years after 1987. With respect to Mr. Weinstein, benefits are based on his average compensation for all years after 1979.

     The credited years of service and plan compensation for the named executive officers are:


                                                                   ESTIMATED
                                                                 CREDITED YEARS        PLAN
                                                                  OF SERVICE*      COMPENSATION
                                                                 --------------    ------------
Alexander.....................................................         40           $1,366,311
Krinsly.......................................................         40              699,301
Quicke........................................................         35              360,607
Weinstein.....................................................         33              491,002
Savoca........................................................          7              150,000

     Benefits shown are computed as a straight life annuity beginning at age 65* and are offset by a portion of estimated Social Security benefits, if applicable.

------------

*  At normal retirement age or current age if older.


COMPENSATION OF DIRECTORS

     Each director who is not an employee of the Company received an annual retainer of $27,500 for 1996 and $500 for each meeting attended. Non-employee members of the Executive Committee, Audit Committee, Nominating Committee and Compensation Committee receive an additional annual fee of $5,000, $3,500, $2,500 and $3,500, respectively, and $500 for each committee meeting attended. The Company also reimburses its non-employee directors for travel, lodging and related expenses they may incur in attending Board and Committee meetings.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL

ARRANGEMENTS

     The Company has entered into employment agreements with the named executive officers listed below (supplementary retirement agreements with any of the named executive officers are accounted for in the foregoing section, 'Pension Plans').


                                                                                TERM OF                ANNUAL
           NAME                                TITLE                           AGREEMENT            COMPENSATION
---------------------------  -----------------------------------------   ---------------------      ------------
John J. Quicke.............  President and Chief Operating Officer           1/1/95 - 12/31/99(1)     $432,328(2)
Antonio L. Savoca..........  Senior Vice President, Atlantic Research
                               Operations                                     3/1/91 - 2/28/97(1)     $391,556(2)(3)
Martin Weinstein...........  Senior Vice President, Gas Turbine
                               Operations                                    6/1/96 - 12/31/99(1)     $371,000(2)(4)

-----------
(1) The term may be extended or terminated prior to expiration under certain circumstances (including death, disability and for cause). Mr. Savoca retired on February 28, 1997.

(2) These amounts reflect December 31, 1996 salaries and do not include additional incentive compensation which may be payable.

(3) This includes $37,956 per year paid to Mr. Savoca as a housing allowance. It does not include $23,925 paid to him through ARC's cafeteria plan.

(4) This excludes $81,000 per year in connection with a temporary assignment (ended on December 31, 1996) to manage another Chromalloy Gas Turbine operation, Chromalloy New York (formerly, Chromalloy Research and Technology).

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD ON EXECUTIVE COMPENSATION

     The Company's executive compensation program is developed and implemented by the Company's Human Resources Department in conjunction with the Compensation Committee of the Board of Directors. The Compensation Committee, which is comprised of three outside directors, approves all elements of the program, which is then ratified by the full Board of Directors. This program is based upon objectives that seek to attract and retain key executives critical to the success of the Company, and reward and motivate executives for performance that maximizes Company success and shareholder value. In order to accomplish these goals, the Company has designed a competitive base salary program and annual incentive cash bonus plans which are predominantly geared toward achievement of stated financial goals. In addition, stock option grants and restricted stock grants may be awarded from time to time in order to emphasize stockholder returns and focus on long-term goals.

     Base salaries for executive officers of the Company are intended to maintain competitive rates of pay for executives in relation to the market. The Company competes for executive talent across a broad range of industrial and non-industrial industry segments. The Company's Human Resources Department collects and analyzes competitive salary data from a comprehensive group of surveys produced by leading human resource/compensation consulting firms. In 1996, these surveys included those published by Towers Perrin, Hewitt Associates, the Conference Board, William M. Mercer, Inc. and the American Compensation Association, among others. These surveys disclose compensation levels for executives at corporations comparable to the Company in size and industry mix, including firms classified as 'S&P 500.' The Human Resources Department does not limit its comparative analyses to companies classified as 'Aerospace/Defense,' since it believes that the Company competes for executive talent beyond these industries.

     This analysis is presented to the Compensation Committee in the form of an 'Officer Salary Survey.' In the officers' survey, particular reliance is placed on the findings of Towers Perrin and Hewitt Associates. Here, definitions of survey positions, company size and industry mix most closely align with the actual responsibilities of Sequa's executive officer group. The base salary levels for certain of Sequa's executive officers fall at the high end of survey ranges, although these levels are disproportionately affected by salaries paid to those executives with extensive years of service.

     The Compensation Committee's review of the competitive market resulted in salary increases of 3.9% being awarded to Messrs. Alexander and Krinsly, and 5.0% to Mr. Quicke in March 1997. Mr. Savoca, who retired in February 1997, was not awarded any increase. Mr. Weinstein, who had declined an increase of 5.6% awarded by the Compensation Committee in 1994, accepted that increase effective December 31, 1996. The Board of Directors, together with the Compensation Committee, awarded an aggregate increase to Mr. Weinstein of 9.3% for 1997, payable as to 5.1% effective January 1, 1997, and 4.0% effective March 1, 1997. The other executive officers were granted increases of between 3% and 4% in March, having been found by the Committee to require these adjustments in order to retain competitive, yet reasonable, salary levels. In all cases, there was a desire to maintain the high level of motivation and contribution associated with these executives. The Compensation Committee's conclusions were based upon the detailed comparisons described above with respect to Company size, complexity and industry mix, overlaid by the performance, experience and tenure of the Company's executive officers.

     The Company's annual incentive bonus plans seek to motivate and reward executives by recognizing the impact their individual accomplishments have had on the financial performance of the Company or of a particular division during the previous year. The named executive officers (excluding Mr. Savoca), together with the Executive Vice President, Finance and Administration, are measured by the Company's Management Incentive Bonus Plan for Corporate Executive Officers (the 'Plan'). Three of the five Corporate Executive Officers (as defined in the
Plan) earned bonuses for 1996 based solely on the Company's having achieved in excess of its minimum target of earnings per share from continuing operations ('EPS'), which target is determined by the Compensation Committee each year: the Chairman/Chief Executive Officer was awarded a bonus of $378,979; the Senior Executive Vice President/General Counsel was awarded $187,123; and the Executive Vice President/Finance and Administration was awarded $115,432. The bonus opportunity for the Chairman/Chief Executive Officer is calculated at 32.5% of his base compensation if the Company achieves its 'Minimum' EPS, up to 65% of base compensation at 'Par' EPS, and up to 97.5% of base compensation at 'Outstanding' EPS. The bonus opportunity for the Senior Executive Vice President/General Counsel and the Executive Vice President/Finance and Administration is calculated at 30%, up to 60% and up to 90% of their respective base compensation, depending upon whether 'Minimum', 'Par' or 'Outstanding' EPS, respectively, has been achieved.

     For the President/Chief Operating Officer, 33.3% of bonus opportunity is based upon EPS, with the other 66.6% dependent upon operating income and return on net assets ('RONA') results for the operations which are under his direction (all non-gas turbine operations). That provision was designed so that the Plan would reflect the contributions made by Mr. Quicke not only to the Company as a whole but also to the operations he directs. Accordingly, Mr. Quicke was awarded a bonus of $188,236, based upon both the EPS component of his bonus formula, as well as the 1996 operating income and RONA of the operations under his direction.

     For the Senior Vice President, Gas Turbine Operations (the final Corporate Executive Officer, as defined in the Plan), 33.3% of his bonus opportunity is based upon EPS and 66.6% on operating income and RONA results (before major litigation expenses) measured against the performance of the Gas Turbine operations which are under his supervision. Accordingly, Mr. Weinstein was awarded a bonus of $170,529, based upon both the EPS component of his bonus formula as well as the 1996 operating income and RONA of the Gas Turbine operations in 1996.

     The Plan was initially approved by shareholders in 1994 to comply with
Section 162(m) of the Internal Revenue Code. That section provides that compensation of an executive officer who is required to be listed in the Summary Compensation Table of the Proxy Statement is not tax deductible by the Company to the extent that it exceeds $1.0 million, unless certain criteria (including shareholder approval) have been met. Thus, bonuses (but not salaries) payable to Corporate Executive Officers under the Plan (which complies with the requirements of Section 162(m)) are tax deductible by the Company to the extent that they raise total compensation of any such officer above $1.0 million. While the terms of the Plan provide that it cannot be substantively amended without shareholder approval (or it will no longer be in compliance with Section 162(m)), the Compensation Committee always retains discretion to impose more restrictive, although not more generous, criteria under the Plan. The terms of the original 1994 Plan provided for achievement of budgeted EPS levels of 85% (Minimum), up to 100% (Par) and up to 115% (Outstanding). The Compensation Committee made these bonus levels more difficult to achieve for 1996 by raising them to 300% of EPS (Minimum), up to 500% (Par) and up to 775% (Outstanding).

     Executive officers of the Company who are not Corporate Executive Officers (as defined in the Plan) participate in separate bonus plans, dependent upon financial performance of the Company or of a particular unit and, to a far lesser degree, individual performance achievement or attainment by the unit of non-financial goals. Those measurements are determined at the commencement of each fiscal year by senior management of the Company and then submitted to the Compensation Committee for approval. The Compensation Committee retains discretion within those plans to recognize the response of an (executive excluding Corporate Executive Officers) to unplanned business events or opportunities.

     With respect to the Company's other executive and non-executive officers who are part of the corporate staff, they were awarded bonuses for 1996 based on the Company's having achieved in excess of minimum budgeted consolidated operating income (the Company having achieved positive EPS after accrual for bonus awards), as well as individual performance achievement. With respect to Mr. Savoca, bonuses for his unit (ARC and Casco Products Corporation) were determined by attainment of budgeted operating income and RONA results, together, to a significantly lesser extent, with achievement of non-financial goals by each unit. For 1996, Mr. Savoca's unit results exceeded the predetermined criteria that had been specifically established. He was, therefore, awarded a bonus of $265,200. All bonuses earned with respect to 1996 were paid in March 1997.

     During 1994, an effort was made to retain and motivate certain key corporate executives of the Company through the provisional granting of restricted stock, although no grant was made to any of the named executive officers or Corporate Executive Officers. The period of restriction was for three years, expiring in October 1997. Those grants were approved by shareholders at the 1995 annual meeting. No stock options were granted in 1996 to any executive officer of the Company.

     While 1996 constituted a year of significantly improved performance by the Gas Turbine operations and throughout the aerospace industry, as well as strong results from several of the non-gas turbine operations, there is recognition that the Company still has significant challenges before it. Nevertheless, the Compensation Committee is confident that Sequa's core executive officer group continues to be equipped to meet these challenges. The Compensation Committee holds to the belief that the total compensation packages provided to the Company's executive officers are competitive without being excessive and are appropriate to assure the retention and motivation of this highly-skilled and experienced segment of the Sequa workforce.

                                                /s/ Gerald Tsai, Jr.
                                              Gerald Tsai, Jr., Chairman

                                               /s/ A. Leon Fergenson
                                                 A. Leon Fergenson

                                               /s/ Donald D. Kummerfeld
                                                  Donald D. Kummerfeld

STOCK PERFORMANCE GRAPH -- 5 YEAR CUMULATIVE INDEX

     The graph set forth below compares the annual percentage change in the cumulative total shareholder return on an investment of $100 in the Company's Common Stock, on an indexed basis, with the S&P 500 Stock Index and the S&P Aerospace/Defense Index, for the period of five years ended December 31, 1996.

                          TOTAL RETURN TO SHAREHOLDERS
                              REINVESTED DIVIDENDS

                                   [GRAPH]


Company/Index Name         Dec91     Dec92     Dec93      Dec94      Dec95       Dec96
------------------         -----     -----     -----      -----      -----       -----
SEQUA CORP-CL A             100      75.41      78.34      62.67      73.52       94.62
SEQUA CORP-CL B             100      68.15      68.76      56.55      83.90      106.20
S&P 500 INDEX               100     107.62     118.46     120.03     165.13      203.05
AEROSPACE/DEFENSE-500       100     105.20     136.83     148.01     244.94      327.64


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The table below sets forth information with respect to any person (other than the Company's directors) known to the Company to be the beneficial owner of more than five percent of any class of the Company's outstanding voting securities as of March 1, 1997. Except to the extent indicated in the footnotes, sole voting and investment power with respect to the shares shown is held by the owner named.


                                                            NUMBER OF SHARES                   PERCENT OF
                                                               OF CLASS A       PERCENT OF     AGGREGATE
NAME AND ADDRESS                                              COMMON STOCK        CLASS       VOTING POWER
---------------------------------------------------------   ----------------    ----------    ------------
Wellington Management Company ...........................        551,600(1)         8.39           1.36
75 State Street
Boston, MA 02109

Gabelli Funds, Inc. .....................................        771,700(2)        11.73(2)        1.90
  (and affiliates)
One Corporate Center
Rye, NY 10580-1434

Sequa Corporation Master Trust ..........................        544,800(3)         8.28           1.34
  (for participating pension plans)
c/o The Bank of New York
  (as Master Trustee)
One Wall Street
New York, NY 10286



                                                            NUMBER OF SHARES                   PERCENT OF
                                                               OF CLASS B       PERCENT OF     AGGREGATE
                                                              COMMON STOCK        CLASS       VOTING POWER
                                                            ----------------    ----------    ------------
Gabelli Funds, Inc. .....................................        886,100(2)        26.60(2)     21.88(2)
  (and affiliates)
One Corporate Center
Rye, NY 10580-1434


                                                            NUMBER OF SHARES                   PERCENT OF
                                                                   OF           PERCENT OF     AGGREGATE
                                                            PREFERRED STOCK       CLASS       VOTING POWER
                                                            ----------------    ----------    ------------

Gabelli Funds, Inc. .....................................        264,500(2)        43.35(2)       (4)
  (and affiliates)
One Corporate Center
Rye, NY 10580-1434


------------

(1) Wellington Management Company ('WMC') does not have sole voting or sole dispositive power with respect to any of these shares; it has shared voting power with respect to 372,800 shares and shared dispositive power with respect to all of the shares listed. WMC is an investment advisor with respect to the reported shares, which are owned by numerous clients.

(2) Gabelli Funds, Inc. (and affiliates) (collectively, the 'Gabelli Companies') owns beneficially all classes of the Company's stock. Pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, the total of the Gabelli Companies' Class A Common Stock, Class B Common Stock (if converted into Class A Common Stock) and Preferred Stock (if converted into Class A Common Stock) would give the Gabelli Companies aggregate holdings of 2,007,469 shares of Class A Common Stock, or 25.70 percent of that class. This would represent 6.15 percent of the total votes then outstanding (after conversions to Class A of all Gabelli Companies' stock) in all classes. If no conversions were done, the total current holdings of all three classes of stock by the Gabelli Companies gives them 24.43 percent of the aggregate voting power of all Company stock. Of the Preferred Stock, the Gabelli Companies have no voting power with respect to 22,900 shares. In connection with its shares of Class B Common Stock, the Gabelli Companies have no voting power with respect to 28,500 shares.

(3) All of the shares of Class A Common Stock held by the Sequa Corporation Master Trust (the 'Trust') are voted by the Trust's Investment Committee, comprised of officers of the Company. Such committee also makes decisions regarding acquisitions and dispositions of Company stock for the Trust.

(4) Less than 1%.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table provides information as to the Company's voting securities beneficially owned as of March 1, 1997, by the Company's directors, the named executive officers of the Company and by all such directors and executive officers as a group. None of the Company's executive officers or directors is the beneficial owner of any Preferred Stock (with the exception of 400 shares owned by a trust in which the children of an executive officer have a partial remainder interest, and as to which the executive officer disclaims beneficial ownership). Except to the extent indicated in the footnotes, sole voting and investment power with respect to the shares shown is held by the owner named.


                                                                                                         PERCENT
                                           NUMBER OF                          NUMBER OF                    OF
                                           SHARES OF              PERCENT     SHARES OF      PERCENT    AGGREGATE
                                            CLASS A                 OF         CLASS B         OF        VOTING
                                          COMMON STOCK             CLASS     COMMON STOCK     CLASS       POWER
                                          ------------            -------    ------------    -------    ---------
     Norman E. Alexander...............     2,232,469(a)(b)(c)(d)  33.88       1,946,647(d)   58.44       53.56
     Alvin Dworman.....................           413              (e)              None       --         (e)
     A. Leon Fergenson.................         2,623(f)           (e)             2,283(e)   (e)         (e)
     David S. Gottesman................         7,500              (e)              None       --         (e)
     Stuart Z. Krinsly.................       226,875(a)(b)(c)(d)   3.44         203,404(d)    6.10        5.58
     Donald D. Kummerfeld..............           200              (e)              None       --         (e)

                                                  (table continued on next page)

(table continued from previous page)


                                                                                                         PERCENT
                                           NUMBER OF                          NUMBER OF                    OF
                                           SHARES OF              PERCENT     SHARES OF      PERCENT    AGGREGATE
                                            CLASS A                 OF         CLASS B         OF        VOTING
                                          COMMON STOCK             CLASS     COMMON STOCK     CLASS       POWER
                                          ------------            -------    ------------    -------    ---------
     Richard S. LeFrak.................         2,000              (e)               500      (e)         (e)
     John J. Quicke....................        18,666(b)(g)        (e)             1,000      (e)         (e)
     Antonio L. Savoca.................         7,500(b)           (e)              None       --         (e)
     Michael I. Sovern.................         1,000              (e)              None       --         (e)
     Fred R. Sullivan..................         1,659(h)           (e)               648      (e)         (e)
     Gerald Tsai, Jr...................           500              (e)              None       --         (e)
     Martin Weinstein..................        20,291(a)(b)        (e)              None       --         (e)
     All executive officers and
       directors as a group (15 persons
       including the above)............     2,395,729(a)(b)(c)     36.07       2,015,108      60.49       55.59

------------

 (a) Includes certain shares held for the benefit of the named executive officer in the Company's 401-K Plan.

 (b) Includes shares of Class A Common Stock which may be obtained upon the exercise, within sixty days of the date of this Proxy Statement, of stock options by Messrs. Alexander, Quicke, Krinsly, Savoca and Weinstein and by all executive officers as a group, as follows:


                                        NAME                                            SHARES
-------------------------------------------------------------------------------------   ------
    Norman E. Alexander..............................................................   15,000
    John J. Quicke...................................................................   17,666
    Stuart Z. Krinsly................................................................   12,500
    Antonio L. Savoca................................................................    4,400
    Martin Weinstein.................................................................    9,300
    All executive officers as a group................................................   66,866

    With the exception of 5,666 exercisable stock options owned by Mr. Quicke (which have an exercise price of $24.75 and expire in 2000), all exercisable stock options owned by the executive officers of the Company have an exercise price of $32.25 and expire in September 1998. The closing price of the Class A Common Stock on March 20, 1997 was $45.50.

(c) Does not include shares held by the Sequa Corporation Master Trust (see 'Security Ownership by Certain Beneficial Owners', above), of which Messrs. Alexander and Krinsly are members of its Investment Committee.

(d) Includes 170,000 shares of Class A Common Stock and 139,374 shares of Class B Common Stock held in trust for the benefit of Mr. and Mrs. Alexander and Mr. Alexander's estate. Mr. Krinsly and another individual share voting and investment power with respect to such shares and

                       (footnotes continued on next page)

(footnotes continued from previous page)

    Mr. Alexander retains the sole right to remove such shares at any time from the trust and replace them with other property.

(e) Less than one percent.

(f) Includes 1,670 shares of Class A Common Stock and 1,500 shares of Class B Common Stock owned by Mrs. A. Leon Fergenson, as to which Mr. Fergenson disclaims beneficial ownership.

(g) Includes 400 shares of Class A Common Stock owned by minor children of Mr. Quicke, as to which he disclaims beneficial ownership.

(h) Includes 500 shares of Class A Common Stock owned by Mrs. Fred R. Sullivan.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The master trust of the Company's Pension Plan had an investment of approximately $300,000 in ADCO Equity Bridge Fund Limited Partnership, which was managed by the ADCO Group, of which Mr. Dworman, a Director of the Company, is Chairman and owner. The investment was a mortgage on an office complex in Pennsylvania, due December 31, 1996 and paying interest at a rate equal to the prime rate plus 1.5%. In October 1996, the master trust received a final distribution of $347,520 (bringing the total investment return to 9.25%) as its share of a discounted repayment of the mortgage.

     In connection with Mr. Quicke's relocation to New York, the Company made a $300,000 interest-free loan in 1993, payable on demand, and secured by a second mortgage on his home. In early 1996, Mr. Quicke repaid $50,000 of this loan and he repaid another $50,000 in early 1997. Accordingly, the principal balance of his loan has been reduced to $200,000.

     In connection with Mr. Weinstein's temporary relocation to New York, the Company made a $300,000 unsecured, interest-free loan in 1993, payable in June 1997, all of which remains outstanding.

     Alex Alexander, brother of Norman Alexander (Chairman, Chief Executive Officer and Director of the Company), performs services for Chromalloy Men's Apparel Group, Inc. (a subsidiary of the Company) and is compensated at an annual rate of $75,000 plus certain employee benefits. This arrangement commenced in early 1994, and the aggregate cost to the Company of such payments and benefits in 1996 was $84,226.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               SEQUA CORPORATION

Date: July 24, 1997                            By: /S/ WILLIAM P. KSIAZEK
      -------------                                -------------------------
                                                   William P. Ksiazek
                                                   Vice President and Controller