Form 10-Q
period 1997-06-30
SEQUA CORP /DE/
filed 1997-08-14
CIK 95301

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended      June 30, 1997
                               ---------------------------------
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              --------------------    ----------

Commission File Number   1-804
                       ------------------------------------------

                          SEQUA CORPORATION
-----------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

         Delaware                         13-1885030
---------------------------------  ------------------------------

(State or other jurisdiction of    (I.R.S. Employer
 incorporation or organization)      Identification No.)

200 Park Avenue, New York, New York                      10166
----------------------------------------  -----------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (212)986-5500
                                                   -------------



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class              Outstanding at July 31, 1997
               -----              ----------------------------

Class A Common Stock, no par value        6,649,226
Class B Common Stock, no par value        3,330,780

                       PART I - FINANCIAL INFORMATION
                     SEQUA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME
                  (Amounts in thousands, except per share)
                                 (Unaudited)


                                     For the Six Months  For the Three Months
                                       Ended June 30,       Ended June 30,
                                    -------------------  -------------------
                                      1997       1996       1997       1996
                                      ----       ----       ----       ----

SALES                               $766,786   $710,562   $393,458  $361,436

COSTS AND EXPENSES
  Cost of sales                      620,928    572,437    317,319   288,565
  Selling, general and
   administrative                    107,574    114,982     52,244    59,850
                                    --------   --------   --------  --------
                                     728,502    687,419    369,563   348,415
                                    --------   --------   --------  ---------

OPERATING INCOME                      38,284     23,143     23,895    13,021

OTHER INCOME (EXPENSE)
  Interest expense                   (25,070)   (26,383)   (12,576)  (13,135)
  Interest income                      2,652      1,957      1,364       917
  Equity in income of
   unconsolidated joint ventures       2,145      2,277        524       985
  Other, net                             139        168        918     1,777
                                    --------   --------   --------  --------

INCOME BEFORE INCOME TAXES            18,150      1,162     14,125     3,565

Income tax provision                 (12,070)    (6,300)    (9,570)   (4,950)
                                    --------   --------   --------  --------

NET INCOME (LOSS)                      6,080     (5,138)     4,555    (1,385)

Preferred dividends                   (1,525     (1,583)      (762)     (792)
                                    --------   --------   --------  --------

NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCK                   $  4,555   $ (6,721)  $  3,793  $ (2,177)
                                    ========   ========   ========  ========


EARNINGS (LOSS) PER SHARE           $    .46   $   (.68)  $    .38  $   (.22)
                                    ========   ========   ========  ========

DIVIDENDS DECLARED PER SHARE
    Preferred                       $   2.50   $   2.50   $   1.25  $   1.25



The accompanying notes are an integral part of the financial statements.

                        SEQUA CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------



SUMMARY BUSINESS SEGMENT DATA (in millions)
-------------------------------------------


                                    Sales        Operating Income
                                 Year to Date      Year to Date
                               ----------------  ----------------
                                1997      1996    1997      1996
                                ----      ----    ----      ----
  Aerospace                    $432.3    $383.5   $24.2    $ 1.2
  Machinery & Metal Coatings    157.0     166.2     9.1     11.6
  Specialty Chemicals           106.9     113.7    11.7     19.3
  Other Products                 70.6      47.2     7.9      5.6
  Corporate                       -         -     (14.6)   (14.6)
                               -----     -----    -----    -----
       TOTAL                   $766.8    $710.6   $38.3    $23.1
                               ======    ======   =====    =====

                                    Sales       Operating Income
                                Second Quarter   Second Quarter
                                --------------   ---------------
                                1997      1996    1997    1996
                                ----      ----    ----    ----

  Aerospace                    $220.9   $194.5    $14.0   $ 1.1
  Machinery & Metal Coatings     84.9     86.7      6.7     7.4
  Specialty Chemicals            54.1     55.3      6.6     8.8
  Other Products                 33.6     24.9      3.6     3.4
  Corporate                        -        -      (7.0)   (7.7)
                               -----    -----     -----   -----
       TOTAL                   $393.5   $361.4    $23.9   $13.0
                               ======   ======    =====   =====


Sales
-----

     Overall sales increased 8% in the six months and 9% in the second quarter. Increases in both periods were primarily driven by improvements at the two businesses in the Aerospace segment, and by advances at the metal coatings and lid manufacturing units, as well as by the January 1997 recontinuance of the men's apparel unit. These advances were partially offset by declines at the can machinery, auxiliary press equipment and overseas chemicals units.

     Sales of the Aerospace segment advanced 13% in the six months and 14% in the second quarter, with the two units in the segment ahead for both periods. At Gas Turbine, sales of both the repair and OEM units moved higher, a reflection of the strong demand generated by the international airline industry. Although management currently anticipates that the upward sales trend of Gas Turbine will continue in the third quarter, competition from the engine manufacturers for aftermarket repair business remains intense. At the ARC Propulsion unit, sales in each of the three major product areas - - solid rocket motors, liquid rocket motors and airbag components - - were ahead in both periods.

     Sales of the Machinery and Metal Coatings segment declined 6% in the six months and 2% in the second quarter, as advances in the metal coatings unit were more than offset by declines in the can machinery and auxiliary press equipment operations. Higher sales of the metal coatings division in both periods, reflect strong demand in each of the unit's major markets: building products, containers and other manufactured products. Sales of the can machinery unit declined due to an industry-wide slowdown in the rate of equipment installation. Resulting lower sales of can decorating equipment were partially offset by higher sales of can forming equipment, which were generated by an increase in market share. Sales of each of the product lines of the auxiliary press equipment unit decreased in both periods and the decline in local currency results was exacerbated by the decline of the French franc against the U.S. dollar. Reported sales for this unit can be expected to increase once the Company completes the pending acquisition of TEC Systems, a leading manufacturer of dryers and environmental control equipment for paper, printing and other industrial application. The transaction is subject to regulatory approval, and is expected to be concluded in the second half of 1997.

     Sales of the Specialty Chemicals segment declined 6% in the six months and 2% in the three months, as advances at the domestic unit were more than offset by declines at the large overseas supplier of detergent additives. At the overseas unit, sales declined primarily due to the continued strength of the British pound sterling against other European currencies and to a

Sales  (con't)
-----

change in the order pattern at a large customer, which affected both periods. Sales of the domestic chemicals unit were higher in both periods primarily due to the inclusion of Sedgefield Chemicals, which was acquired in late May. Without the Sedgefield business, sales were ahead for the second quarter of 1997, and marginally lower for the six months.

     Sales of the Other Products segment increased 50% for the six months and 35% for the second quarter. The increases reflect the recontinuance of the men's apparel unit in January 1997 and higher sales at the can lid unit for both periods. The automotive unit recorded a year-to-date advance and a small decline in sales for the second quarter, while revenues of the real estate unit were down in both periods. The year-to-date advance at the automotive products unit was derived from higher domestic and international OEM sales of lighters and power outlets. Sales declined in the second quarter due to the impact of work stoppages at customer facilities. Sales of the can lid unit increased sharply in both periods, with strong advances in both domestic and export sales. The real estate unit recorded lower revenues in both periods, primarily as a result of the mid-1996 sale of its largest property.

Operating Income
----------------

     Overall operating income increased 65% in the six months and 84% in the second quarter, driven primarily by the improvements at the Gas Turbine unit.

     Operating income in the Aerospace segment improved substantially in both periods, though advances at the Gas Turbine operation were tempered by modest declines at the ARC propulsion unit. Gas Turbine reported profits in the 1997 periods and losses in the 1996 periods, benefitting from several key factors: lower legal costs in connection with litigation involving the Pratt & Whitney division of United Technologies; improved profitability at operations serving both the OEM and repair sectors; and the favorable settlement of a dispute with the Egyptian government. Legal costs related to the Pratt & Whitney litigation amounted to $5.6 million and $2.5 million in the six months and second quarter of 1997, respectively, and $13.7 million and $8.5 million in the comparable periods of 1996. The improvement in the OEM sector results primarily reflects significantly higher sales to the engine makers, as well as the late 1996 disposal of an under performing OEM unit. As a result Gas Turbine's OEM business was profitable for both 1997 periods, in contrast to 1996, when this sector posted losses. In May 1997, Chromalloy received a payment from the government of Egypt in final settlement of a longstanding dispute. This resulted in

Operating Income  (con't)
----------------

operating profit of $2.7 million being recorded in the second quarter (see PART II Item 1 - LEGAL PROCEEDINGS for further details). Management expects continued favorable income comparisons for the Gas Turbine unit in the third quarter. At the ARC propulsion unit, the decline in profits for both periods primarily reflects the impact of start-up costs on several new programs for automotive airbags and cost overruns on a government program. These costs more than offset the benefits of increased sales and lower administrative expense in both periods.

     Operating income in the Machinery and Metal Coatings segment declined 22% for the six months and 9% in the three months. For the six months, operating income reflects an advance at the metal coatings unit more than offset by a decline at the can machinery unit, and continued losses at the auxiliary press equipment unit. For the second quarter, improvements at the metal coatings division and lower losses at the auxiliary press equipment unit were more than offset by a decline at the can machinery unit. In both periods, profits at the metal coatings unit advanced in line with higher sales levels. Can machinery profits declined in both periods primarily due to lower sales and higher warranty costs. At the auxiliary press equipment unit, local currency losses for the six months increased primarily due to lower sales, while second quarter losses were modestly lower chiefly due to improved margins. Both periods benefitted significantly from the translation of local currency results to U.S. dollars.

     Operating income in the Specialty Chemicals segment declined 39% in the six months and 25% in the second quarter, with the results of the two chemical units in the segment lower for both periods. At the overseas unit, the reductions stem primarily from the sustained strength of the British pound sterling against other European currencies, since this unit exports the major portion of its products into Europe. If the pound sterling remains near its early August level, management expects profits for the second half will be lower than for the first six months, and significantly below the comparable prior year. At the domestic unit, the six-month decline primarily reflects the absence of a favorable legal settlement in the first quarter of 1996 and slightly lower margins. The second quarter results reflect slightly lower margins, partially offset by profits contributed by a recently acquired business.

     Operating income in the Other Products segment increased 41% in the six months and 6% in the second quarter. While both periods benefitted from the recontinuance of the men's apparel unit, the results of this operation are seasonal, with the first quarter typically the strongest of the year. The automotive products unit registered declines in both periods, primarily due to lower margins, compounded in the second quarter by lower

Operating Income  (con't)
----------------

sales. Results of the can lid unit primarily reflect the benefit of higher sales. Results of the real estate unit were down sharply in both periods, primarily a reflection of the Company's success in selling off excess properties not used by its manufacturing businesses.

Other, Net
----------

     In the second quarter of 1997, Other, net included a $1.3 million gain from the sale of real estate. In the second quarter of 1996, Other, net included $3.0 million of income from a settlement with the counterparty to interest-rate derivative transactions entered into in prior years. Other, net also included charges for the amortization of capitalized debt costs of $0.8 million and $1.1 million in the six-month periods of 1997 and 1996, respectively, and $0.3 million and $0.5 million in the three-month periods of 1997 and 1996, respectively.

Income Tax Provision
--------------------

     At the end of each quarter, the Company separately estimates the effective foreign and domestic tax rates expected to be applicable for the full fiscal year. The effective tax rates for the six-month period of 1997 were based upon estimated annual pre-tax foreign and domestic earnings. For the six-month period of 1996, the effective tax rates were based upon estimated annual pre-tax foreign earnings and estimated annual pre-tax domestic losses. The effective rates reflect nondeductible goodwill amortization, the effect of a provision for state income and franchise taxes, the favorable tax treatment of earnings of the Company's foreign sales corporation and the establishment of a valuation allowance to reduce the tax benefit for losses of the Company's French subsidiaries. The foreign and domestic estimated annual effective tax rates were then applied separately to interim foreign and domestic pre-tax earnings (losses). The tax provision for the second quarters of 1997 and 1996 represent the difference between the year-to-date tax provisions recorded as of June 30, 1997 and 1996 and the amounts reported for the first quarters of 1997 and 1996.

Liquidity
---------

     Management anticipates that cash flow from operations, proceeds from the divestiture of assets, the $105.3 million of credit available at August 1, 1997 under the revolving credit agreement, the $45.0 million of available financing under the Receivables Purchase Agreement, the $25.0 million of short-term investments and the $73.6 million of cash and cash equivalents on hand at June 30, 1997 will be more than sufficient to fund the Company's operations for the foreseeable future.

Backlog
-------

     The businesses of Sequa for which backlogs are significant are the Turbine Airfoils, Caval Tool and Castings units of Gas Turbine, and the ARC Propulsion operations of the Aerospace segment, and the Can Machinery and MEG operations of the Machinery and Metal Coatings segment. The aggregate dollar amount of backlog in these segments at June 30, 1997 was $362.9 million ($293.5 million at December 31, 1996). There is no seasonal variation in the Company's backlog.

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

     It is the Company's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $13 million to $34 million. At June 30, 1997, the Company's balance sheet includes accruals for remediation costs of $30.2 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. While the possibility of further recovery of some of the costs from insurance companies exists, the Company does not recognize these recoveries in its financial statements until they are realized. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, it is currently estimated that the Company will spend in the range of $8 million to $12 million during 1997 and between $6 million and $8 million during 1998. Actual remedial expenditures for the first six months of 1997 were approximately $4.5 million.

Other Information
-----------------

     Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", was issued in February 1997 and replaces Accounting Principles Board (APB) Opinion No. 15. The new statement simplifies the computations of earnings per share
(EPS) by replacing the presentation of primary EPS with basic EPS, which is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS under the new statement is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. SFAS No. 128 must be implemented by the Company in the fourth quarter of 1997 at which time restatement of prior-period EPS data will be required. As the Company's EPS amounts calculated under the new statement approximate those calculated under APB Opinion No. 15, the implementation of SFAS No. 128 will not have a material effect on previously reported EPS data.

     Prior to the issuance of SFAS No. 130, "Reporting Comprehensive Income," certain changes in assets and liabilities were not reported in the statement of income, but were instead included within a separate component of equity in the balance sheet. Examples include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain securities. Under SFAS No. 130, which was issued in June 1997, these items will be required to be displayed in the income statement below net income as components of comprehensive income or within a separate statement of comprehensive income that begins with net income. The Company must implement this new standard in the first quarter of 1998, at which time comparative financial statements provided for earlier periods must be reclassified to reflect the application of SFAS No. 130. Other than previously reported net income, the only other item that the Company will present as a component of comprehensive income will be currency translation adjustments which have been previously reported by the Company in the Consolidated Statement of Shareholders' Equity.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997 and supersedes SFAS No. 14. The new statement changes the way segment information is to be reported in annual financial statements and requires selected segment information to be reported in quarterly reports. In addition to the requirement that companies disclose business segment data based on how management makes decisions about allocating resources to segments and measuring their performance, SFAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers.

Other Information  (con't)
-----------------

The Company must implement this new standard in its 1997 annual report and in its quarterly reports thereafter. The Company anticipates that the annual and quarterly business segment disclosure required by SFAS No. 131 will not be significantly different in form or content than that previously disclosed by the Company in its annual and quarterly reports issued to shareholders.

              SEQUA CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET
                    (Amounts in thousands)


                            ASSETS

                                        (Unaudited)
                                         June 30,    December 31,
                                           1997          1996
                                      ------------   -----------
CURRENT ASSETS
  Cash and cash equivalents            $   73,587    $   92,079
  Short-term investments                   25,000          -
  Trade receivables (less allowances of
    $13,018 and $12,992)                  267,712       248,835
  Unbilled receivables (less allowances
    of $1,781 and $2,587)                  27,094        26,771
  Inventories                             234,901       223,498
  Other current assets                     18,261        20,994
                                       ----------    ----------
    Total current assets                  646,555       612,177
                                       ----------    ----------

INVESTMENTS
  Net assets of discontinued operations   114,655       130,193
  Other investments                        20,761        20,492
                                       ----------    ----------
                                          135,416       150,685
                                       ----------    ----------

PROPERTY, PLANT AND EQUIPMENT, NET        460,725       457,511
                                       ----------    ----------

OTHER ASSETS
  Excess of cost over net assets of
    companies acquired                    307,456       307,952
  Deferred charges and other               18,951        19,837
                                       ----------    ----------
                                          326,407       327,789
                                       ----------    ----------

TOTAL ASSETS                           $1,569,103    $1,548,162
                                       ==========    ==========


The accompanying notes are an integral part of the financial statements.

               SEQUA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
            (Amounts in thousands, except share data)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                       (Unaudited)
                                        June 30,    December 31,
                                          1997          1996
                                       ----------   -----------
CURRENT LIABILITIES
  Current maturities of long-term
    debt                              $   37,623  $     2,859
  Accounts payable                       119,194      109,115
  Taxes on income                         42,343       40,391
  Accrued expenses                       151,253      150,381
                                      ----------   ----------
    Total current liabilities            350,413      302,746
                                      ----------   ----------

NONCURRENT LIABILITIES
  Long-term debt                         510,560      531,868
  Deferred taxes on income                20,344       13,652
  Other noncurrent liabilities           100,909      109,120
                                      ----------   ----------
                                         631,813      654,640
                                      ----------   ----------

SHAREHOLDERS' EQUITY
  Preferred stock--$1 par value,
    1,825,000 shares authorized,
    797,000 shares of $5 cumulative
    convertible stock issued at June 30,
    1997 and December 31, 1996 (involuntary
    liquidation value--$25,393 at
    June 30, 1997)                           797          797
  Class A common stock--no par value,
    25,000,000 shares authorized,
    7,188,000 shares issued at June 30,
    1997 and December 31, 1996             7,188        7,188
  Class B common stock--no par value,
    5,000,000 shares authorized,
    3,727,000 shares issued at June 30,
    1997 and December 31, 1996             3,727        3,727
  Capital in excess of par value         283,954      285,912
  Cumulative translation adjustment         (516)      10,512
  Retained earnings                      370,924      366,369
                                      ----------   ----------
                                         666,074      674,505
  Less:  Cost of treasury stock           79,197       83,729
                                      ----------   ----------
    Total shareholders' equity           586,877      590,776
                                      ----------   ----------

  TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                            $1,569,103   $1,548,162
                                      ==========   ===========

The accompanying notes are an integral part of the financial statements.

                               SEQUA CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   YEAR ENDED DECEMBER 31, 1996 AND PERIOD ENDED JUNE 30, 1997
                          (Amounts in thousands, except per share data)

                                       Class A Class B  Capital in    Cum.
                             Preferred Common  Common   Excess of    Trans.   Retained   Treasury
                               Stock    Stock   Stock   Par Value     Adj.    Earnings    Stock
                               -----   ------- -------  ----------   ------   --------   --------

Balance at December 31, 1995   $  797  $7,188  $3,727   $287,204    $ 2,333   $360,290  $(84,944)
Net Income                       -       -       -          -          -         9,187      -
Purchase treasury stock          -       -       -          -          -          -       (1,680)
Stock grants forfeited           -       -       -           307       -          -         (401)
Stock options exercised          -       -       -        (1,599)      -          -        3,073
Amortization of restricted
 stock grant                     -       -       -          -          -          -          223
Foreign currency translation
 adjustment                      -       -       -          -         8,179       -         -
Cash dividends:
 Preferred - $5.00 per share     -       -       -          -          -        (3,108)     -
                               ------  ------  ------   --------    -------   --------  --------
Balance at December 31, 1996      797   7,188   3,727    285,912     10,512    366,369   (83,729)
Net Income                               -       -          -          -         6,080      --
Stock grants forfeited           -       -       -            46       -          -          (71)
Stock options exercised          -       -       -        (2,004)      -          -        4,502
Amortization of restricted
 stock grant                     -       -       -          -          -          -          101
Foreign currency translation
 adjustment                      -       -       -          -       (11,028)      -         -
Cash dividends:
 Preferred - $2.50 per share     -       -       -          -          -        (1,525)     -
                               ------  ------  ------   --------    -------   --------  --------
Balance at June 30, 1997       $  797  $7,188  $3,727   $283,954    $  (516)  $370,924  $(79,197)
                               ======  ======  ======   ========    =======   ========  ========

             The accompanying notes are an integral part of the financial statements

                      SEQUA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)
                                                           For the Six Months
                                                             Ended June 30,
                                                           ------------------
                                                            1997       1996
                                                            ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before income taxes                           $   18,150    $  1,162

  Adjustments to reconcile income to net
    cash provided by operating activities:
      Depreciation and amortization                        43,265      45,854
      Provision for losses on receivables                   2,862       1,677
      Equity in income of unconsolidated
        joint ventures                                     (2,145)     (2,277)
      Other items not requiring (providing) cash           (1,075)        208

  Changes in operating assets and liabilities,
    net of businesses purchased:
      Receivables                                         (20,713)    (12,229)
      Inventories                                          (8,843)     14,705
      Other current assets                                  2,331       5,024
      Accounts payable and accrued expenses                13,644      (3,377)
      Other noncurrent liabilities                         (7,989)     (9,279)
                                                         ---------   --------

  Net cash provided by continuing operations
    before income taxes                                    39,487      41,468
  Net cash provided by discontinued
    operations before income taxes                          1,665       1,738
  Income taxes (paid) refunded, net                        (3,717         241
                                                         --------    --------
    Net cash provided by operating activities              37,435      43,447
                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Businesses purchased                                    (17,256)       -
  Short-term investments                                  (25,000)       -
  Purchase of property, plant and equipment               (32,454)    (24,114)
  Sale of property, plant and equipment                     4,605       1,878
  Other investing activities                                  421       1,291
                                                         --------    --------
    Net cash used for investing activities                (69,684)    (20,945)
                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                           15,000       1,271
  Payments of debt                                         (1,240)    (15,509)
  Dividends paid                                           (1,525)     (1,583)
  Proceeds from exercise of stock options                   2,154         150
                                                         --------    --------
    Net cash provided by (used for)
      financing activities                                 14,389     (15,671)
                                                         --------    --------

Effect of exchange rate changes on cash
  and cash equivalents                                       (632)        491
                                                         --------    --------

Net increase in cash and cash equivalents                 (18,492)      7,322

Cash and cash equivalents at beginning of period           92,079      62,667
                                                         --------    --------

Cash and cash equivalents at end of period               $ 73,587    $ 69,989
                                                         ========    ========

The accompanying notes are an integral part of the financial statements.

               SEQUA CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements of Sequa Corporation (the "Company") include the accounts of all majority-owned subsidiaries including those of Sequa Receivables Corp. ("SRC"), a special purpose corporation formed for the sale of eligible receivables. Under the terms of the receivables purchase agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any distribution to the Company. At June 30, 1997 and December 31, 1996, SRC had no obligations outstanding to its creditors. All material accounts and transactions between the Company's consolidated subsidiaries have been eliminated in consolidation.

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

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the Company's results for the interim periods presented. Such adjustments consisted of normal recurring items. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS (LOSS) PER SHARE

     Primary earnings (loss) per common share in 1997 and 1996 were computed by dividing net earnings (loss), after deducting dividends on cumulative convertible preferred stock, by the weighted average number of shares of common and common equivalent shares outstanding during the periods. These computations were based on 9,988,000 and 10,020,000 shares for the six and three month periods in 1997, respectively, and 9,867,000 shares for the six and three month periods in 1996.

     Fully diluted earnings (loss) per common share calculations for the assumed conversion of the cumulative convertible preferred stock were anti-dilutive in both the six-month and three-month periods of 1997 and 1996.

     Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," was issued in February 1997 and replaces Accounting Principles Board (APB) Opinion No. 15. The new statement simplifies the computations of earnings per share (EPS) by replacing the presentation of primary EPS with basic EPS, which is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS under the new statement is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. SFAS No. 128 must be implemented by the Company in the fourth quarter of 1997 at which time restatement of prior-period EPS data will be required. As the Company's EPS amounts calculated under the new statement approximate those calculated under APB Opinion No. 15, the implementation of SFAS No. 128 will not have a material effect on previously reported EPS data.

NOTE 3 - SHORT-TERM INVESTMENTS

     At June 30, 1997, the $25.0 million short-term investment represents the Company's participation in loans made by a group of banks for the benefit of one of the Company's joint ventures. This is a vehicle for improving the yield on temporarily available funds, and does not impact the total amount loaned to the joint venture.

NOTE 4 - INVENTORIES

     The inventory amounts at June 30, 1997 and December 31, 1996 were as follows:
                                    (Thousands of Dollars)
                               (Unaudited)
                              June 30, 1997   December 31, 1996
                             --------------   -----------------

Finished Goods                 $  67,180          $ 61,276
Work in process                   77,870            71,583
Raw materials                     87,269            89,254
Long-term contract costs          10,343             8,275
Customer Deposits                 (7,761)           (6,890)

                                --------          --------
                                $234,901          $223,498
                                ========          ========

                   PART II - OTHER INFORMATION
                   ---------------------------

ITEM 1 - LEGAL PROCEEDINGS
         -----------------

     The Company is involved in a number of claims, lawsuits and proceedings (environmental and otherwise) which arose in the ordinary course of business. Other litigation is pending against the Company involving allegations that are not routine and include, in certain cases, compensatory and punitive damage claims. Included in this other class of litigation is an arbitration proceeding that was formally commenced in 1992 to resolve a dispute between the Egyptian Air Force and Chromalloy Gas Turbine Corporation (Chromalloy), a subsidiary of Sequa, concerning amounts owed to Chromalloy. In 1994, the arbitral tribunal issued a net award of $16,250,000 plus interest in favor of Chromalloy. Chromalloy filed a petition in the United States District Court for the District of Columbia to confirm and enforce the award. The government of Egypt succeeded in a challenge to this award in the Court of Appeal of Cairo. Notwithstanding the Egyptian court decision, the United States District Court granted Chromalloy's enforcement petition. In September 1996, Chromalloy received $13,943,000 from the Defense Security Assistance Agency in partial satisfaction of the claim, with the consent of the Egyptian government. On May 8, 1997, Chromalloy received $6,157,000 from the Government of Egypt in final settlement of the claim. The total payments received of $20,100,000 exceeded the related net assets included in the Company's Consolidated Balance Sheet by $2,678,000. Accordingly, the excess payments were included in operating income during the second quarter of 1997.

     On July 11, 1995, United Technologies Corporation (UTC), through its Pratt & Whitney division, commenced an action against Chromalloy in the United States District Court for the District of Delaware. The complaint seeks unspecified monetary damages (including treble and punitive damages with respect to certain claims) and injunctive relief based upon alleged breaches of certain license agreements, alleged infringement of patents and misuse of other Pratt & Whitney intellectual and intangible property. Management intends to vigorously defend against all claims. In this connection, on August 30, 1995, Chromalloy filed its answer denying the significant allegations in such complaint, and included numerous affirmative defenses and a counterclaim against UTC. Since the filing of its answer, Chromalloy has added further counterclaims against UTC. In March and April 1997, Chromalloy filed six motions for summary judgment on various issues. In March 1997, UTC also moved to stay or dismiss two of Chromalloy's counterclaims. On May 1, 1997, the United States District Court issued rulings on four of Chromalloy's motions and one of UTC's motions. The Court granted summary

ITEM 1 - LEGAL PROCEEDINGS  (con't)
         -----------------

judgment in favor of Chromalloy on two of the more substantial UTC royalty claims, and also granted summary judgment in favor of Chromalloy on Chromalloy's claim for overpayment of royalties under one of the license agreements. The Court denied Chromalloy's motion for partial summary judgment on UTC's claim under the Lanham Act and also denied UTC's motion for summary judgment on Chromalloy's counterclaim relating to Chromalloy's entitlement to certain improvements under one of the license agreements. Following the Court's rulings, the parties resolved the issues scheduled for a May 27, 1997 trial by entering into a series of agreements. The most significant of these agreements related to certain repairs UTC had claimed Chromalloy was unauthorized to perform and for which UTC had brought claims of patent and trademark infringement and unfair competition. As part of the agreement to settle these claims, the UTC claims were dismissed with prejudice, and UTC recognized Chromalloy's license to perform the repairs. In return for the license recognition, Chromalloy agreed to pay UTC royalties, which resulted in a payment, after taking into account offsetting credits that UTC owed to Chromalloy, of $1,200,000 to UTC on July 3, 1997. This payment was charged to accruals previously setup for this purpose. The remaining issues in this case have not yet been scheduled for trial. Although discovery and motion practice are progressing, it would be premature at this stage for management to make an evaluation of the likely outcome of either UTC's remaining claims or Chromalloy's remaining counterclaims.

     On August 29, 1995, Chromalloy filed suit against UTC in the 131st District Court of Bexar County, Texas. This suit sought unspecified damages for and injunctive relief against alleged violations by UTC of the Texas Free Enterprise and Antitrust Act. Chromalloy's claims focused on allegedly illegal, exclusionary, and monopolistic activities with respect to key segments of commerce in repairs for Pratt & Whitney commercial jet engines. UTC had also filed counterclaims against Chromalloy in this action for alleged breach of contract and unfair competition. After a three-month trial, which commenced on August 26, 1996, in unanimous liability findings in favor of Chromalloy, the jury found UTC had attempted to monopolize the relevant market, which materially harmed Chromalloy, and found UTC's conduct to be willful or flagrant. However, the jury awarded no monetary damages. Chromalloy effectively prevailed on all but one of UTC's counterclaims, which related to an alleged breach under a 1990 contract between UTC and one of the Chromalloy divisions. The jury awarded no monetary relief on any of UTC's counterclaims. After hearing post-trial motions on January 24, 1997, the Court denied, on May 19, 1997, Chromalloy's request for injunctive relief and refused to award UTC any relief on its counterclaims. Chromalloy is appealing the denial of injunctive relief to the Fourth Court of Appeals in Bexar County, Texas and believes there are ample grounds for an appeal.

ITEM 1 - LEGAL PROCEEDINGS  (con't)
         -----------------

     On October 17, 1996, Chromalloy filed suit against UTC in the United States District Court for the District of Delaware. The suit seeks unspecified damages for and injunctive relief against alleged infringement of Chromalloy patents. On December 6, 1996, UTC filed its answer asserting several affirmative defenses and four counterclaims. On January 21, 1997, Chromalloy filed a reply to UTC's counterclaims and also filed a motion to dismiss two of those four counterclaims. In response to that motion, UTC agreed to dismiss one of the counterclaims. The motion on the remaining counterclaim is still pending adjudication. This lawsuit is in a preliminary stage. Accordingly, management cannot make an evaluation of the likely outcome at this time. The United States District Court has issued a scheduling order, setting a trial date of March 9, 1998.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

The Annual Meeting of Stockholders of Sequa Corporation was held on May 8, 1997, for the purpose of electing directors and approving the appointment of independent public accountants.
Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

All of management's nominees for directors, as listed in the proxy statement, were elected with the following vote:

<CAPTION
  Name of Nominee           Votes For    Votes Withheld
Norman E. Alexander        38,270,201       278,682
Alvin Dworman              38,275,399       273,484
A. Leon Fergenson          38,268,102       280,781
David S. Gottesman         38,278,473       270,410
Stuart Z. Krinsly          38,269,018       279,865
Donald D. Kummerfeld       38,279,935       268,948
Richard S. LeFrak          38,280,443       268,440
John J. Quicke             38,281,649       267,234
Michael I. Sovern          38,281,257       267,626
Fred R. Sullivan           38,268,931       279,952
Gerald Tsai, Jr.           38,280,005       268,878

  The appointment of Arthur Andersen LLP as independent public accountants was approved by the following vote:

  Votes For              Votes Against    Votes Abstaining
  38,515,873                15,620             17,390


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

       (A) Exhibits

           11.1 Schedule showing calculations of Primary and Fully Diluted Earnings (Loss) Per Share for the six-month and three-month periods ended June
                  30, 1997 and 1996.

           27.1   Financial Data Schedule, filed herewith.

       (B) Reports on Form 8-K

           No report on Form 8-K was filed during the three-month period ended June 30, 1997.

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












August 14, 1997