Form 10-Q
period 1997-09-30
SEQUA CORP /DE/
filed 1997-11-14
CIK 95301

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended      September 30, 1997
                               --------------------------------
                               OR
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class             Outstanding at October 31, 1997
               -----             -------------------------------


Class A Common Stock, no par value        6,668,648
Class B Common Stock, no par value        3,329,772

                       PART I - FINANCIAL INFORMATION
                     SEQUA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME
                  (Amounts in thousands, except per share)
                                 (Unaudited)


                                For the Nine Months      For the Three Months
                                Ended September 30,      Ended September 30,
                               ---------------------     -------------------
                                 1997        1996           1997       1996
                                 ----        ----           ----       ----

SALES                        $1,158,119  $1,078,285       $391,333  $367,723
                             ----------  ----------       --------  --------

COSTS AND EXPENSES
  Cost of sales                 934,666     870,171        313,738   297,734
  Selling, general and
   administrative               161,810     177,789         54,236    62,807
                             ----------  ----------       --------  --------
                              1,096,476   1,047,960        367,974   360,541
                             ----------  ----------       --------  --------

OPERATING INCOME                 61,643      30,325         23,359     7,182

OTHER INCOME (EXPENSE)
  Interest expense              (37,797)    (39,305)       (12,727)  (12,922)
  Interest income                 4,078       3,130          1,426     1,173
  Equity in income of
   unconsolidated joint
     ventures                     1,523       2,226           (622)     (109)
  Other, net                      1,682       7,935          1,543     7,825
                             ----------  ----------       --------  --------

INCOME BEFORE INCOME TAXES       31,129       4,311         12,979     3,149

Income tax provision            (18,400)     (6,600)        (6,330)     (300)
                             ----------  ----------       --------  --------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM             12,729      (2,289)         6,649     2,849
Extraordinary loss on early
  retirement of debt, net of
  applicable income taxes          -           (369)          -         (369)
                             ----------  ----------       --------  --------

NET INCOME (LOSS)                12,729      (2,658)         6,649     2,480

Preferred dividends              (2,288)     (2,346)          (763)     (763)
                             ----------  ----------       --------  --------

NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCK            $   10,441  $   (5,004)      $  5,886  $  1,717
                             ==========  ==========       ========  ========

EARNINGS (LOSS) PER SHARE
  Income (loss) before
    extraordinary item       $     1.04  $     (.47)      $    .58  $    .21
  Extraordinary loss on early
    retirement of debt             -           (.04)           -        (.04)
                            ----------   ----------       --------  --------

  Net income (loss)          $     1.04  $     (.51)      $    .58  $    .17
                             ==========  ==========       ========  ========

DIVIDENDS DECLARED PER SHARE
    Preferred                $     3.75  $     3.75       $   1.25  $   1.25

The accompanying notes are an integral part of the financial statements.
/TABLE

                        SEQUA CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------



SUMMARY BUSINESS SEGMENT DATA (in millions)
-------------------------------------------


                                    Sales        Operating Income
                                 Year to Date      Year to Date
                               ---------------   ----------------
                                1997      1996    1997      1996
                                ----      ----    ----      ----

  Aerospace                  $  661.3  $  581.8   $42.3    $(3.6)
  Machinery & Metal Coatings    236.1     259.7    11.5     19.9
  Specialty Chemicals           158.8     166.1    19.2     27.6
  Other Products                101.9      70.7    10.6      8.2
  Corporate                       -         -     (22.0)   (21.8)
                             -------   -------    -----    -----
       TOTAL                 $1,158.1  $1,078.3   $61.6    $30.3
                             ========  ========   =====    =====


                                    Sales       Operating Income
                                 Third Quarter    Third Quarter
                                --------------   ---------------
                                1997      1996    1997    1996
                                ----      ----    ----    ----

  Aerospace                    $229.0   $198.2    $18.1   $(4.8)
  Machinery & Metal Coatings     79.1     93.5      2.5     8.3
  Specialty Chemicals            51.9     52.4      7.5     8.3
  Other Products                 31.3     23.6      2.7     2.6
  Corporate                        -        -      (7.4)   (7.2)
                               -----    -----     -----   -----
       TOTAL                   $391.3   $367.7    $23.4   $ 7.2
                               ======   ======    =====   =====

Sales
-----

    Overall sales increased 7% in the nine months of 1997 and 6% in the third quarter. The increases for both periods reflect a combination of factors: improvements in the two businesses of the Aerospace segment; the January 1997 recontinuance of the men's apparel unit; advances in the metal coatings unit; and the addition of three niche acquisitions made during 1997. These advances were partially offset by declines at the can machinery, auxiliary press equipment and industrial dryer, and overseas chemicals units.

    Sales of the Aerospace segment advanced 14% in the nine months and 16% in the third quarter, with both units in the segment ahead for both periods. At the Gas Turbine unit, sales of both the repair and OEM operations moved higher, a reflection of the strong demand generated by the international airline industry. The rate of increase in repair sales is accelerating, with third quarter 1997 sales approximately 22% ahead of the comparable prior year period. Although management currently anticipates that the rising sales pattern at Gas Turbine will continue in the fourth quarter, competition from the engine manufacturers for aftermarket repair business remains intense. Sales of the ARC propulsion unit advanced in both periods, with increases in each of the three major product areas -- solid rocket motors, liquid rocket motors, and airbag components.

    Sales of the Machinery and Metal Coatings segment declined
9% in the nine months and 15% in the third quarter. Without the benefit of sales added by two 1997 acquisitions, declines were 12% and 22%. In both periods, advances at the metal coatings unit were more than offset by sharp declines at the can machinery and auxiliary press equipment and industrial dryer units. The metal coatings unit achieved solid sales advances in each of its major product areas -- building products, containers and manufactured products. The unit currently anticipates that unusually high sales to one major customer will begin to decline, as the customer has reopened its own coating line. At the can machinery unit, sales decreased sharply in both periods, a reflection of the ongoing cyclical downturn in the worldwide container industry. Despite the sharp drop in the number of new can line installations, the unit has improved its market position, particularly in can forming equipment. Late in the third quarter of 1997, Sequa acquired the TEC Systems unit of W.R. Grace, combined it with MEG, the French auxiliary press equipment manufacturer, and has renamed the new organization MEGTEC Systems. The acquisition bolsters the auxiliary press equipment product line, increases technical expertise, and significantly expands the new unit's product offerings beyond MEG's traditional graphic arts market. For the nine months and third quarter, sales declined significantly, as the addition of one month's sales from the acquired operation did not offset sharp declines at MEG.

Sales  (con't)
-----

    Sales of the Specialty Chemicals segment declined 4% in the nine months and 1% in the three months, as advances at the domestic unit were more than offset by declines at the large overseas supplier of detergent additives. At the overseas unit, sales declined primarily due to the continued strength of the British pound sterling against other European currencies. At the domestic unit, sales increased 9% in the nine months and 24% in the third quarter primarily due to the May 1997 Sedgefield acquisition. Without this acquisition, sales would have increased 1% and 6% in the respective periods.

    Higher sales of the Other Products segment, which increased 44% in the nine months and 33% in the third quarter, reflect the recontinuance of the men's apparel unit in January 1997 and advances at the automotive products and can lid units for both periods. A generally higher level of sales of automotive cigarette lighters and power outlets was tempered in the nine months by the impact of second quarter work stoppages at customer facilities. Sales of the can lid unit increased in both periods.

Operating Income
----------------

    Overall operating income more than doubled in the nine months and more than tripled in the third quarter due to the turnaround at the Gas Turbine unit.

    Operating income in the Aerospace segment improved substantially in both periods, with the two business units in the segment recording advances. However, the major portion of the increase was due to the turnaround at the Gas Turbine unit, which registered profits in both 1997 periods and losses in both 1996 periods. Results for both 1997 periods reflect substantially lower costs in connection with litigation involving the Pratt & Whitney (P&W) division of United Technologies, and improved profitability in the OEM and repair operations. The 1997 nine-month period also benefitted from the favorable settlement of a dispute with the Egyptian government. Legal costs related to P&W litigation amounted to $7.9 million in the nine months and $2.3 million in the third quarter of 1997, down from $26.7 million and $13.0 million in the comparable periods of 1996. Gas Turbine's return to profitability also reflects the strength of both OEM and repair sales. The improvement in the OEM sector's results also reflects the late 1996 disposal of an under-performing OEM unit. As a result, Gas Turbine's OEM business was profitable for both 1997 periods, in contrast to 1996, when this sector posted losses. Nine-month results also include a May 1997 payment from the government of Egypt in final settlement of a longstanding dispute. This resulted in operating profit of $2.7 million being recorded in the second quarter. Management expects sustained improvement at Gas Turbine and continued favorable income

Operating Income  (con't)
----------------

comparisons for the fourth quarter. At the ARC Propulsion unit, operating income also advanced in both periods, though the benefits of increased sales and the favorable resolution of an environmental issue were partially offset by the impact of start-up costs on several new programs related to automotive airbags, and cost overruns on certain government programs.

    Operating income in the Machinery and Metal Coatings segment declined 42% in the nine months and 70% in the third quarter, as advances at the metal coatings unit were more than offset by sharp declines at the can machinery unit and larger losses at the auxiliary press equipment and industrial dryer unit. At the metal coatings unit, profit improvements were derived from sales advances. At the can machinery unit, sharply lower sales led to a steep decline in operating income. In view of continuing weak sales, a series of cost-saving measures have been implemented. Losses at the auxiliary press equipment and industrial dryer unit increased in both periods, primarily due to the impact of lower sales.

    Operating income in the Specialty Chemicals segment declined 31% in the nine months and 10% in the third quarter. At the overseas unit, profit declines in both periods stem primarily from the sustained strength of the British pound sterling against other European currencies, since this unit exports the majority of its products into Europe. If the pound sterling remains near its early November level, management expects profits for the fourth quarter will continue below the comparable 1996 period.
At the domestic unit, profits were down year-to-date and up in the third quarter. The year-to-date decline primarily reflects the absence of a favorable legal settlement in the first quarter of 1996 and a small decline in margins. The third quarter advance is primarily derived from higher sales.

    Operating income in the Other Products segment increased 30% in the nine months and 7% in the three months. Both increases were largely due to the recontinuation of the men's apparel unit in January 1997. Men's apparel results tend to be seasonal, with a larger portion of sales and profits occurring in the first half of the year. At the automotive products unit, profits for the nine months were on a par with the prior year, while third-quarter results increased in line with the sales increase. Results for both periods were tempered by lower margins. Results of the can lid unit were up slightly in the nine months and down slightly in the quarter, as the benefits of higher sales were largely offset by increased manufacturing costs.

Recent Developments
-------------------

    In October, Allied Signal sold its automotive safety restraints business to Breed Technologies. The transaction did

Recent Developments  (con't)
-------------------

not include Allied's interests in BAICO and BAG Spa, joint ventures with ARC Propulsion that manufacture airbag inflators. Breed competes with ARC propulsion on airbag energetic products and is also a competitor of both BAICO and BAG Spa. Following the transaction, Breed has become the largest customer of BAICO and Bag Spa. Sequa does not anticipate any material near term changes to result from this transaction.

    In November, the Company signed an agreement to sell
Northern Can Systems, a supplier of metal lids for food and beverage cans. The transaction is expected to be concluded before the end of the year.

Other, Net
----------

    Other, net included gains on the sale of real estate of $2.3 million and $8.5 million in the nine-month periods of 1997 and 1996, respectively, and $1.0 and $8.5 million in the third quarters of 1997 and 1996, respectively. Other, net also included charges for the amortization of capitalized debt costs of $1.1 million and $1.6 million in the nine-month periods of 1997 and 1996, respectively, and $0.3 million and $0.5 million in the three-month periods of 1997 and 1996, respectively.

Income Tax Provision
--------------------

    At the end of each quarter, the Company separately estimates the effective foreign and domestic tax rates expected to be applicable for the full fiscal year. The effective tax rates for the nine-month period of 1997 were based upon estimated annual pre-tax foreign and domestic earnings. For the nine-month period of 1996, the effective tax rates were based upon estimated annual pre-tax foreign earnings and estimated annual pre-tax domestic losses. The effective rates reflect nondeductible goodwill amortization, the effect of a provision for state income and franchise taxes and the establishment of a valuation allowance to reduce the tax benefit for losses of the Company's French subsidiaries. The foreign and domestic estimated annual effective tax rates were then applied separately to interim foreign and domestic pre-tax earnings (losses). The tax provision for the third quarters of 1997 and 1996 represent the difference between the year-to-date tax provisions recorded as of September 30, 1997 and 1996 and the amounts reported for the first six months of 1997 and 1996.

Liquidity
---------

    In October 1997, the Company entered into a new $150 million revolving credit agreement with a group of banks that extends through October 2002. This agreement replaced an existing revolving credit agreement which was due to expire in March 1998.

Liquidity  (con't)
---------

The rate of interest payable under the new agreement is, at the Company's option, a function of the prime rate or the Eurodollar rate. The agreement requires the Company to pay a commitment fee, which is subject to adjustment based upon the ratio of debt to EBITDA, at an annual rate of .275% of the unutilized amount available under the credit line.

    Management anticipates that cash flow from operations, proceeds from the divestiture of assets, the $139.6 million of credit available at November 1, 1997 under the new revolving credit agreement, the $45.0 million of available financing under the Receivables Purchase Agreement, the $25.0 million of short-term investments and the $68.3 million of cash and cash equivalents on hand at September 30, 1997 will be more than sufficient to fund the Company's operations and niche acquisitions for the foreseeable future.

Backlog
-------

    The businesses of Sequa for which backlogs are significant are the Turbine Airfoils, Caval Tool and Castings units of Gas Turbine, and the ARC Propulsion operations of the Aerospace segment, and the Can Machinery and MEGTEC operations of the Machinery and Metal Coatings segment. The aggregate dollar amount of backlog in these segments at September 30, 1997 was $349.0 million ($293.5 million at December 31, 1996). There is no seasonal variation in the Company's backlog.

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

Environmental Matters  (con't)
---------------------

    It is the Company's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $10 million to $32 million. At September 30, 1997, the Company's balance sheet includes accruals for remediation costs of $31.2 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. While the possibility of further recovery of some of the costs from insurance companies exists, the Company does not recognize these recoveries in its financial statements until they are realized. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

    With respect to all known environmental liabilities, it is currently estimated that the Company will spend in the range of $8 million to $10 million during 1997 and between $6 million and $8 million during 1998. Actual expenditures for the first nine months of 1997 were approximately $6.9 million.

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

    Prior to the issuance of SFAS No. 130, "Reporting Comprehensive Income," certain changes in assets and liabilities were not reported in the statement of income, but were instead included within a separate component of equity in the balance sheet. Examples include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain securities. Under SFAS No. 130, which was issued in June 1997, these items will be required to be displayed in the income statement below net income as components of comprehensive income or within a separate statement of

Other Information  (con't)
-----------------

comprehensive income that begins with net income. The Company must implement this new standard in the first quarter of 1998, at which time comparative financial statements provided for earlier periods must be reclassified to reflect the application of SFAS No. 130. Other than previously reported net income, the only other item that the Company will present as a component of comprehensive income will be currency translation adjustments which have been previously reported by the Company in the Consolidated Statement of Shareholders' Equity.

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997 and supersedes SFAS No. 14. The new statement changes the way segment information is to be reported in annual financial statements and requires selected segment information to be reported in quarterly reports. In addition to the requirement that companies disclose business segment data based on how management makes decisions about allocating resources to segments and measuring their performance, SFAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the countries in which it holds assets and reports revenues which are material, and its major customers. The Company must implement this new standard in its 1997 annual report and in its quarterly reports thereafter. The Company anticipates that the annual and quarterly business segment disclosure required by SFAS No. 131 will not be significantly different in form or content from that previously disclosed by the Company in its annual and quarterly reports issued to shareholders.

    Certain of the Company's computer systems process transactions based on storing two digits for the year of a transaction rather than the full four digits. Such systems are not programmed to consider the start of a new century and will encounter significant processing problems in the year 2000. The Company has undertaken an internal awareness program to ensure that all operating units are aware of the millennium issue and resources have been devoted to identify critical business processes, to evaluate the extent of the Company's year 2000 issues and to implement required remedial actions. Management is currently unable to quantify the projected expenditures related to addressing this issue; accordingly, costs to rewrite, replace or renovate the Company's computer systems which are not currently year 2000 compliant represent an uncertainty that could affect future financial results.

               SEQUA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                     (Amounts in thousands)


                             ASSETS


                                      (Unaudited)
                                      September 30,  December 31,
                                           1997          1996
                                      ------------   -----------

CURRENT ASSETS
  Cash and cash equivalents            $   68,257    $   92,079
  Short-term investments                   25,000          -
  Trade receivables (less allowances of
    $17,072 and $12,992)                  278,121       248,835
  Unbilled receivables (less allowances
    of $1,927 and $2,587)                  30,440        26,771
  Inventories                             248,938       223,498
  Other current assets                     24,822        20,994
                                       ----------    ----------
    Total current assets                  675,578       612,177
                                       ----------    ----------

INVESTMENTS
  Net assets of discontinued operations   111,195       130,193
  Other investments                        22,758        20,492
                                       ----------    ----------
                                          133,953       150,685
                                       ----------    ----------

PROPERTY, PLANT AND EQUIPMENT, NET        456,909       457,511
                                       ----------    ----------

OTHER ASSETS
  Excess of cost over net assets of
    companies acquired                    304,734       307,952
  Deferred charges and other               19,687        19,837
                                       ----------    ----------
                                          324,421       327,789
                                       ----------    ----------
TOTAL ASSETS                           $1,590,861    $1,548,162
                                       ==========    ==========

The accompanying notes are an integral part of the financial statements.

               SEQUA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
            (Amounts in thousands, except share data)

              LIABILITIES AND SHAREHOLDERS' EQUITY


                                       (Unaudited)
                                      September 30,  December 31,
                                          1997          1996
                                       ----------   -----------

CURRENT LIABILITIES
  Current maturities of long-term
    debt                              $   24,812  $     2,859
  Accounts payable                       124,490      109,115
  Taxes on income                         33,488       40,391
  Accrued expenses                       185,370      150,381
                                      ----------   ----------
    Total current liabilities            368,160      302,746
                                      ----------   ----------

NONCURRENT LIABILITIES
  Long-term debt                         510,229      531,868
  Deferred taxes on income                23,257       13,652
  Other noncurrent liabilities           102,362      109,120
                                      ----------   ----------
                                         635,848      654,640
                                      ----------   ----------

SHAREHOLDERS' EQUITY
  Preferred stock--$1 par value,
    1,825,000 shares authorized,
    797,000 shares of $5 cumulative
    convertible stock issued at
    September 30, 1997 and
    December 31, 1996 (involuntary
    liquidation value--$25,393 at
    September 30, 1997)                      797          797
  Class A common stock--no par value,
    25,000,000 shares authorized,
    7,188,000 shares issued at
    September 30, 1997 and
    December 31, 1996                      7,188        7,188
  Class B common stock--no par value,
    5,000,000 shares authorized,
    3,727,000 shares issued at
    September 30, 1997 and
    December 31, 1996                      3,727        3,727
  Capital in excess of par value         283,337      285,912
  Cumulative translation adjustment       (7,341)      10,512
  Retained earnings                      376,810      366,369
                                      ----------   ----------
                                         664,518      674,505
  Less:  Cost of treasury stock           77,665       83,729
                                      ----------   ----------
    Total shareholders' equity           586,853      590,776
                                      ----------   ----------

  TOTAL LIABILITIES AND SHAREHOLDERS'
    equity                            $1,590,861   $1,548,162
                                      ==========   ==========

The accompanying notes are an integral part of the financial statements.
/TABLE

                               SEQUA CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                YEAR ENDED DECEMBER 31, 1996 AND PERIOD ENDED SEPTEMBER 30, 1997
                          (Amounts in thousands, except per share data)


                                       Class A Class B  Capital in    Cum.
                             Preferred Common  Common   Excess of    Trans.   Retained   Treasury
                               Stock    Stock   Stock   Par Value     Adj.    Earnings    Stock
                               -----   ------- -------  ----------   ------   --------   --------
Balance at December 31, 1995   $  797  $7,188  $3,727   $287,204    $ 2,333   $360,290  $(84,944)
Net Income                       -       -       -          -          -         9,187      -
Purchase treasury stock          -       -       -          -          -          -       (1,680)
Stock grants forfeited           -       -       -           307       -          -         (401)
Stock options exercised          -       -       -        (1,599)      -          -        3,073
Amortization of restricted
 stock grant                     -       -       -          -          -          -          223
Foreign currency translation
 adjustment                      -       -       -          -         8,179       -         -
Cash dividends:
 Preferred - $5.00 per share     -       -       -          -          -        (3,108)     -
                               ------  ------  ------   --------    -------   --------  --------
Balance at December 31, 1996      797   7,188   3,727    285,912     10,512    366,369   (83,729)
Net Income                               -       -          -          -        12,729      --
Stock grants forfeited           -       -       -            46       -          -          (71)
Stock options exercised          -       -       -        (2,621)      -          -        5,986
Amortization of restricted
 stock grant                     -       -       -          -          -          -          149
Foreign currency translation
 adjustment                      -       -       -          -       (17,853)      -         -
Cash dividends:
 Preferred - $2.50 per share     -       -       -          -          -        (2,288)     -
                               ------  ------  ------   --------    -------   --------  --------

Balance at September 30, 1997  $  797  $7,188  $3,727   $283,337    $(7,341)  $376,810  $(77,665)
                               ======  ======  ======   ========    =======   ========  ========


             The accompanying notes are an integral part of the financial statements

                      SEQUA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)
                                                           For the Nine Months
                                                           Ended September 30,
                                                           -------------------
                                                             1997       1996
                                                             ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before income taxes                           $   31,129    $  4,311

  Adjustments to reconcile income to net
    cash provided by operating activities:
      Depreciation and amortization                        64,521      68,858
      Gain on sale of assets, net                          (1,954)     (9,024)
      Provision for losses on receivables                   7,464       2,914
      Equity in income of unconsolidated joint ventures    (1,523)     (2,226)
      Other items not requiring (providing) cash           (2,596)        136

  Changes in operating assets and liabilities,
    net of businesses purchased:
      Receivables                                         (15,609)      2,282
      Inventories                                         (13,343)     17,211
      Other current assets                                 (1,372)     15,862
      Accounts payable and accrued expenses                32,638      11,518
      Other noncurrent liabilities                         (7,498)    (20,102)
                                                         --------    --------

  Net cash provided by continuing operations
    before income taxes                                    91,857      91,740
  Net cash provided by discontinued
    operations before income taxes                          3,900       4,108
  Income taxes paid, net                                  (15,160)     (8,475)
                                                         --------    --------
    Net cash provided by operating activities              80,597      87,373
                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Businesses purchased                                    (35,991)       -
  Short-term investments                                  (25,000)       -
  Purchase of property, plant and equipment               (47,741)    (34,726)
  Sale of property, plant and equipment                     6,995      14,231
  Other investing activities                                 (693)      1,887
                                                         --------    --------
    Net cash used for investing activities               (102,430)    (18,608)
                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                           17,297         629
  Payments of debt                                        (16,562)    (15,766)
  Early retirement of debt                                   -        (26,048)
  Dividends paid                                           (2,288)     (2,346)
  Purchase of treasury stock                                 -         (1,680)
  Proceeds from exercise of stock options                   2,870       1,003
                                                         --------    --------
    Net cash provided by (used for)
      financing activities                                  1,317     (44,208)
                                                         --------    --------

Effect of exchange rate changes on cash
  and cash equivalents                                     (3,306)        835
                                                         --------    --------

Net increase (decrease) in cash and cash equivalents      (23,822)     25,392

Cash and cash equivalents at beginning of period           92,079      62,667
                                                         --------    --------

Cash and cash equivalents at end of period               $ 68,257    $ 88,059
                                                         ========    ========

The accompanying notes are an integral part of the financial statements.

               SEQUA CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements of Sequa Corporation (the "Company") include the accounts of all majority-owned subsidiaries including those of Sequa Receivables Corp. ("SRC"), a special purpose corporation formed for the sale of eligible receivables. Under the terms of the receivables purchase agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any distribution to the Company. At September 30, 1997 and December 31, 1996, SRC had no obligations outstanding to its creditors. All material accounts and transactions between the Company's consolidated subsidiaries have been eliminated in consolidation.

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

     As of December 31, 1996, the Company's non-contract inventories were valued primarily on a first-in, first-out (FIFO) basis. During the third quarter of 1997, the Company changed its basis of those inventories formerly valued using the LIFO method to the FIFO method to conform all non-contract inventories to the same method of valuation. The accounting change, which was immaterial, was recorded as a reduction of cost of sales in the third quarter of 1997 and previously reported results of operations were not restated.

     The 1997 acquisitions of Sedgefield Chemicals and TEC Systems have been accounted for as purchases; accordingly, operating results are included in the Consolidated Statement of Income from the dates of purchase. Pro forma combined results of operations giving effect to these purchases would not vary materially from historical results. The aggregate purchase price allocated to the assets purchased and liabilities assumed in these transactions is based upon preliminary estimates of their fair values; accordingly, such allocations are subject to revision.

NOTE 1 - BASIS OF PRESENTATION  (con't)

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the Company's results for the interim periods presented. Except for the accounting change in the valuation of Company's non-contract inventories recorded during the third quarter of 1997, such adjustments consisted of normal recurring items. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS (LOSS) PER SHARE

     Primary earnings (loss) per common share in 1997 and 1996 were computed by dividing net earnings (loss), after deducting dividends on cumulative convertible preferred stock, by the weighted average number of shares of common and common equivalent shares outstanding during the periods. These computations were based on 10,004,000 and 10,050,000 shares for the nine and three month periods in 1997, respectively, and 9,872,000 and 9,881,000 shares for the nine and three month periods in 1996, respectively.

     Fully diluted earnings (loss) per common share calculations for the assumed conversion of the cumulative convertible preferred stock were anti-dilutive in both the nine-month and three-month periods of 1997 and 1996.

     Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," was issued in February 1997 and replaces Accounting Principles Board (APB) Opinion No. 15. The new statement simplifies the computations of earnings per share (EPS) by replacing the presentation of primary EPS with basic EPS, which is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS under the new statement is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. SFAS No. 128 must be implemented by the Company

NOTE 2 - EARNINGS (LOSS) PER SHARE  (con't)

in the fourth quarter of 1997 at which time restatement of prior-period EPS data will be required. As the Company's EPS amounts calculated under the new statement approximate those calculated under APB Opinion No. 15, the implementation of SFAS No. 128 will not have a material effect on previously reported EPS data.

NOTE 3 - SHORT-TERM INVESTMENTS

     At September 30, 1997, the $25.0 million short-term investment represents the Company's participation in loans made by a group of banks for the benefit of one of the Company's joint ventures. This is a vehicle for improving the yield on temporarily available funds, and does not impact the total amount loaned to the joint venture.

NOTE 4 - INVENTORIES

     The inventory amounts at September 30, 1997 and December 31,
1996 were as follows:

                                    (Thousands of Dollars)
                               (Unaudited)
                            September 30, 1997 December 31, 1996
                            ------------------ -----------------
Finished Goods                $   67,601          $ 61,276
Work in process                   91,333            71,583
Raw materials                     94,016            89,254
Long-term contract costs          10,975             8,275
Customer Deposits                (14,987)           (6,890)
                                --------          --------
                                $248,938          $223,498
                                ========          ========

                   PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
         -----------------

     The Company is involved in a number of claims, lawsuits and proceedings (environmental and otherwise) which arose in the ordinary course of business. Other litigation is pending against the Company involving allegations that are not routine and include, in certain cases, compensatory and punitive damage claims. Included in this other class of litigation is an action commenced on July 11, 1995 by United Technologies Corporation
(UTC), through its Pratt & Whitney division against Chromalloy in the United States District Court for the District of Delaware. The complaint seeks unspecified monetary damages (including treble damages and attorneys fees with respect to certain claims) and injunctive relief based upon alleged breaches of certain license agreements, alleged infringement of patents and misuse of other Pratt & Whitney intellectual property. Chromalloy's answer denies UTC's claims, and Chromalloy's counterclaims against UTC seek monetary damages, declaratory and injunctive relief based on UTC's breaches of license agreements, failure to return royalty overpayments, patent invalidity, and patent misuse. On May 1, 1997, the United States District Court granted summary judgment in favor of Chromalloy on two of the more substantial UTC royalty claims, and also granted summary judgment in favor of Chromalloy on Chromalloy's claim for overpayment of royalties under one of the license agreements. Following the Court's rulings, the parties resolved the issues scheduled for a May 27, 1997 trial by entering into a series of agreements. The most significant of these agreements related to certain repairs UTC had claimed Chromalloy was not authorized to perform and for which UTC had brought claims of patent and trademark infringement and unfair competition. As part of the agreement to settle these claims, the UTC claims were dismissed with prejudice, and UTC recognized Chromalloy's license to perform the repairs. As part of resolving these claims, Chromalloy agreed to pay UTC royalties, which resulted in a payment, after taking into account offsetting credits that UTC owed to Chromalloy, of $1,200,000 to UTC on July 3, 1997. This payment was charged to accruals previously established for this purpose. Additional claims, which were set for trial in early November, also have been resolved by the parties. The monetary impact on Chromalloy of those claims is not yet finally determined, but is expected to be well below the July settlement and the payment will be charged to accruals set up for this purpose. A December trial date has been set for some of Chromalloy's breach of contract claims against UTC. A July 1998 trial date has been set for additional claims by UTC against Chromalloy. It would be premature at this stage for management to make an evaluation of the likely outcome of either UTC's remaining claims or Chromalloy's remaining counterclaims.

ITEM 1 - LEGAL PROCEEDINGS  (con't)


     On August 29, 1995, Chromalloy filed suit against UTC in the 131st District Court of Bexar County, Texas. This suit sought unspecified damages for and injunctive relief against alleged violations by UTC of the Texas Free Enterprise and Antitrust Act. Chromalloy's claims focused on allegedly illegal, exclusionary, and monopolistic activities with respect to key segments of commerce in repairs for Pratt & Whitney commercial jet engines. UTC had also filed counterclaims against Chromalloy in this action for alleged breach of contract and unfair competition. After a three-month trial, which commenced on August 26, 1996, in unanimous liability findings in favor of Chromalloy, the jury found UTC had attempted to monopolize the relevant market, which materially harmed Chromalloy, and found UTC's conduct to be willful or flagrant. However, the jury awarded no monetary damages. Chromalloy effectively prevailed on all but one of UTC's counterclaims, which related to an alleged breach under a 1990 contract between UTC and one of the Chromalloy divisions. The jury awarded no monetary relief on any of UTC's counterclaims. Post-trial motions were heard on January 24, 1997. On May 19, 1997, the Court denied Chromalloy's request for injunctive relief and refused to award UTC any relief on its counterclaims. Chromalloy is appealing the denial of injunctive relief to the Fourth Court of Appeals in Bexar County, Texas and believes there are ample grounds for an appeal.

     On October 17, 1996, Chromalloy filed suit against UTC in the United States District Court for the District of Delaware. The suit seeks unspecified damages for and injunctive relief against alleged infringement of Chromalloy patents. On December 6, 1996, UTC filed its answer asserting several affirmative defenses and four counterclaims. On January 21, 1997, Chromalloy filed a reply to UTC's counterclaims and also filed a motion to dismiss two of those four counterclaims. In response to that motion, UTC agreed to dismiss one of the counterclaims. The motion to dismiss the remaining counterclaim was granted on September 29, 1997. This lawsuit is in a preliminary stage. Accordingly, management cannot make an evaluation of the likely outcome at this time. The United States District Court has issued a scheduling order, setting a trial date of March 9, 1998.

    Chromalloy's divisions compete for turbine engine repair business with a number of other companies, including the original equipment manufacturers (OEMs). Such OEMs generally have obligations (contractual and otherwise) to approve vendors to manufacture components for their engines and/or perform repair services on their engines and components. Chromalloy has a number of such approvals, including licensing agreements, which allow it to manufacture and repair certain components of flight engines. The loss of a major OEM's approval to manufacture or repair components for such OEM's engines could have an adverse

ITEM 1 - LEGAL PROCEEDINGS  (con't)

effect on Chromalloy, although management believes it has certain actions available to it to mitigate the adverse effect.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

       (A) Exhibits

           11.1 Schedule showing calculations of Primary and Fully Diluted Earnings (Loss) Per Share for the nine-month and three-month periods ended
                  September 30, 1997 and 1996.

           18.1   Accountants letter regarding change in
                  accounting principle.

           27.1   Financial Data Schedule, filed herewith.

       (B) Reports on Form 8-K

           No report on Form 8-K was filed during the three-month period ended September 30, 1997.

       Pursuant to the requirements of the Securities

       Exchange Act of 1934, the Registrant has duly

       caused this report to be signed on its behalf

       by the undersigned thereunto duly authorized.


           SEQUA CORPORATION



           BY:/S/ WILLIAM P. KSIAZEK
              William P. Ksiazek
              Vice President and Controller












November 14, 1997