Form 10-K
period 1997-12-31
SEQUA CORP /DE/
filed 1998-03-20
CIK 95301

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997   Commission file number 1-804

                                SEQUA CORPORATION
               -----------------------------------------------------
              (Exact name of registrant as specified in its charter)

               Delaware                                 13-1885030
----------------------------------------     ---------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      dentification No.)

  200 Park Avenue, New York, New York                      10166
----------------------------------------     ---------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (212) 986-5500
-------------------------------------------------------------------
            Securities registered pursuant to Section 12(b) of the Act:


                                    Name of each exchange on
Title of each class                           which registered
-------------------                          ---------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of registrant's voting stock (Common and Preferred) held by nonaffiliates as of March 10, 1998 was $290,783,352

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

               Class                             Outstanding at March 10, 1998
               -----                             -----------------------------

Class A Common Stock, no par value                             6,842,652
Class B Common Stock, no par value                             3,329,780

                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for its annual meeting of stockholders scheduled to be held on May 7, 1998 are incorporated herein by reference into Part III.

                                 SEQUA CORPORATION

                                     FORM 10-K

                                   * * * * * * *

                                      PART I
                                      ------

ITEM 1.  BUSINESS
-----------------

(a)  General development of business.  Sequa Corporation is a
     --------------------------------
diversified industrial company that produces a broad range of products through operating units in four industry segments:
Aerospace, Machinery and Metal Coatings, Specialty Chemicals, and Other Products. Sequa Corporation, incorporated in 1929, is hereinafter sometimes referred to as the "Registrant" and, together with its consolidated subsidiaries, is hereinafter sometimes referred to as the "Company" or "Sequa." Information with respect to material acquisitions and dispositions is included in Note 14 to the Consolidated Financial Statements on pages 56 and 57 of this Annual Report on Form 10-K and is hereby incorporated by reference.

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

(c)  Narrative description of business.  The following is a
     ----------------------------------
narrative description of the business segments of Sequa:

Aerospace
---------
     The Aerospace segment includes two operating units:
Chromalloy Gas Turbine and ARC Propulsion.

     Chromalloy Gas Turbine. Gas Turbine, the largest of Sequa's operating units, repairs and manufactures components for jet aircraft engines. A major independent supplier in the repair market, Gas Turbine provides domestic and international airlines with technologically advanced repairs and coatings for turbine airfoils and other critical engine components. The unit also supplies components to the manufacturers of jet engines and serves both the general aviation and military markets.

     Gas Turbine has built on its metallurgical process technologies to develop procedures that permit the repair and reuse of turbine engine components. Management believes

Gas Turbine has played a key role in the development of the repair market for certain jet engine parts. Over the years, Gas Turbine has continued to invest in research and development projects that have led to ceramic coatings, vacuum plasma coatings, advanced laser drilling and welding, and diffused precious metal/aluminide coatings. Gas Turbine has introduced a series of innovative and in some cases proprietary processes that allow engines to perform at improved efficiency levels, at higher operating temperatures and under severe environmental conditions.

     ARC Propulsion. ARC Propulsion, a supplier of solid rocket fuel propulsion systems since 1949, is a leading developer and manufacturer of advanced rocket propulsion systems, gas generators and auxiliary rockets, and engages in research and development relating to new rocket propellants and advanced engineered materials. For the military contract market, ARC Propulsion produces propulsion systems for tactical weapons, and for space applications, ARC Propulsion produces small liquid fueled rocket engines designed to provide attitude and orbit control for a number of satellite systems worldwide.

     ARC Propulsion's strategy has been to pursue opportunities to develop products for commercial markets in order to reduce its reliance on defense-related business. ARC has pioneered the development of hybrid inflators for automotive airbags and production of energetic materials for airbag deployment. In early 1998, ARC moved to further its role in the automotive market through the purchase of its partner's share of a venture that produces airbag inflators.

Machinery and Metal Coatings Segment
------------------------------------
     The Company's Machinery and Metal Coatings segment is composed of Precoat Metals, Sequa Can Machinery and MEGTEC
Systems.

     Precoat Metals. The largest individual unit of the segment, Precoat Metals is a leader in the application of protective and decorative coatings to continuous steel and aluminum coil. Precoat's principal market is the building products industry, where coated steel is used for the construction of pre-engineered building systems, and as components in the industrial, commercial, agricultural and residential sectors. Precoat also serves the container industry, where the division has established a position in the application of coatings to steel and aluminum stock used to fabricate metal cans and can lids. In addition, the division has established a presence in other product markets, including heating, ventilating and air conditioning units, truck trailer panels and office equipment.

     Sequa Can Machinery. Sequa Can Machinery designs and manufactures equipment for the two-piece can industry. At a facility on the East Coast, Sequa Can Machinery manufactures high-speed equipment to coat and decorate two-piece beverage cans. With the largest installed base of equipment in the field, Sequa Can Machinery also supplies upgrade kits and spare parts and maintains an extensive support service program. The division's product development team has improved the technology of precision printing to achieve higher speeds without compromising quality. The current generation of equipment runs at a rate of 2,000 cans per minute, applying an even base coat and printing crisp, clear images in up to eight colors. At its West Coast plant, Sequa Can Machinery produces equipment used to form the cup and body of two-piece metal cans. The latest generation of cupping equipment supports two high speed can lines, producing more than 4,500 shallow cups per minute. The company's newest bodymaker operates at a rate up to 500 cans per minute.

     MEGTEC Systems. MEGTEC, which was formed in 1997 through the combination of MEG with recently acquired TEC systems, supplies equipment for the web offset printing industry, including pasters and splicers, web guides, infeeds, chill stands and related equipment for high-speed web presses. MEGTEC's products also include air flotation dryers for paper and printing uses and emission control systems for industrial applications.

Specialty Chemicals Segment
---------------------------
     The two operations that make up the Company's Specialty
Chemicals segment, Warwick International and Sequa Chemicals, serve distinctly different markets with performance-enhancing additives for a broad range of end products.

     Warwick International. The larger of the two businesses in the Specialty Chemicals segment, Warwick is a leading producer and supplier of TAED, a bleach activator for powdered laundry detergent products. TAED is used in oxygen-based bleaching systems to increase the cleaning power of detergent at low wash temperatures. These bleaching systems, as opposed to the chlorine-based bleaches traditionally used in the US, are used in international markets, primarily in Europe. The unit also markets and distributes diverse chemical products in Europe including plastics, resins, paints and cosmetics.

     Sequa Chemicals. Sequa Chemicals manufactures high-quality performance-enhancing chemicals for the paper, textile and other industries. For the paper industry, Sequa Chemicals produces key synthetic coating additives for coated papers including Reactopaque, which increases the opacity of finished paper primarily used by the newsprint industry. Sequa Chemicals supplies the woven and knit fabric market with permanent press resins, softeners, water repellents, soil release agents and other chemicals to improve the look, feel and durability of clothing and other textiles. In addition, Sequa Chemicals has developed and patented a unique series of specialty emulsion polymers for a broad range of commercial applications, including roofing mat, industrial filtration systems and tape release coatings.

Other Products Segment
----------------------
     This segment includes three primary businesses: Casco
Products, the men's apparel unit and Northern Can Systems.

     Casco Products. Casco, which has been serving the automotive products market since 1921, is the world's leading supplier of automotive cigarette lighters. Casco also offers a growing line of automotive accessories, led by a series of electronic devices to monitor automotive fluid levels. These products are presently used as gauges for engine oil and engine coolant and may also be used to monitor brake, transmission and power steering fluids. Casco's other products include auxiliary power outlets and daytime running lights.

     Men's Apparel. The men's apparel unit designs and manufactures men's formalwear and accessories marketed under the labels Raffinati, Oscar de la Renta and After Six.

     Northern Can Systems (NCS).  NCS, which was sold in December
1997, supplied the domestic and international food processing market with easy-open lids for cans.

                                Principal Products
                                ------------------

     The percentage of Sequa's consolidated sales contributed by each class of similar products, which accounted for 10 percent or more of such consolidated sales during the last three fiscal years, is as follows:

                                          Year Ended December 31,
                                          -----------------------
                                         1997      1996      1995
                                         ----      ----      ----

Gas Turbine                               46%          44%         39%
Precoat Metals                            13%          12%         12%
ARC Propulsion                            11%          10%         10%

                        Markets and Methods of Distribution
                        -----------------------------------

      Gas Turbine markets its gas turbine engine component manufacturing and repair services primarily to the major airlines of the world, manufacturers of commercial jet engines, and the military. Gas Turbine's products and services are marketed directly and through sales representatives working on a commission basis.

      A portion of the sales of Gas Turbine's operations is made pursuant to contracts with various agencies of the United States
Government, particularly the Department of the Air Force, with which Gas Turbine has had a long-term relationship.

      Sequa markets its rocket propulsion systems generally on a subcontract basis under various defense programs of the United States Government. Among the programs currently in production are the Army Extended Range Multiple Launch Rocket System, Extended Range Army Tactical Rocket System, Javelin, Stinger, Tomahawk, Standard Missile, Sidewinder, and Patriot Advanced Capability (PAC-3) missile system. In addition, ARC Propulsion markets it automotive airbag components to the automotive industry through its two joint ventures, BAICO and BAG SpA. In January 1998, the Company increased its ownership in BAICO to 100%.

      Sequa's Machinery and Metal Coatings Segment sells its machinery products directly to the container industry, as well as to the web printing and paper industries and other converting customers. The metal coatings business sells its coating services to regional steel and aluminum producers, building product manufacturers, merchant can makers and manufacturers of other diverse products.

      The Specialty Chemicals Segment sells textile chemicals directly to manufacturers of fabric for clothing and other products. Paper chemicals are sold directly to paper mills and detergent chemicals are sold to detergent manufacturers. Specialty polymers are sold directly to the producers of roofing mats, industrial filters, and tape and label products.

      The automotive products subsidiary sells cigarette lighters, power outlets and various electronic monitoring devices directly to the automotive industry. The men's apparel unit sells its formalwear to rental and retail customers, primarily through independent sales representatives.

                                    Competition
                                    -----------

      There is significant competition in the industries in which Sequa operates, and, in several cases, it competes with larger companies having substantially greater resources than those of Sequa.

      Sequa believes that it is currently the world's largest manufacturer of cylindrical can decorating and can forming equipment, the world's largest supplier of automotive cigarette lighters, one of the largest manufacturers of permanent press textile finishing resins and the largest supplier of men's formalwear in the United States.

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

      Sequa's rocket propulsion systems business competes with several other companies for defense business. In some cases, these competitors are larger than Sequa and have substantially greater resources. Government contracts in this area are generally awarded on the basis of proven engineering capability and price. The Company's ability to compete is enhanced by the US Government's need for alternative sources of supply under these contracts.

      Sequa's Precoat Metals operation is the leading independent domestic coil coater of steel for metal building panels. Sequa's cylindrical can decorating and can forming equipment operations are world leaders in their markets. MEGTEC is a major international supplier of auxiliary press equipment, air flotation dryers and emission control equipment.

      Sequa's Specialty Chemicals segment competes in each of its markets with a number of other manufacturers, some of which are larger and have greater resources than Sequa. The units in this segment compete on the basis of product development, technical service, quality and price.

      Sequa's automotive products manufacturer is the world's leading producer of cigarette lighters for both the original equipment market and the auto aftermarket. The men's apparel unit is the leading domestic producer of men's formalwear and competes on the basis of design, quality of manufacturing and price.

                                   Raw Materials
                                   -------------

      The various segments of Sequa's business use a wide variety of raw materials and supplies. Generally, these have been available in sufficient quantities to meet requirements, although occasional shortages have occurred.

                                 Seasonal Factors
                                 ----------------

      With the exception of the Company's men's apparel business, which has stronger sales in the first six months of the year, Sequa's business is not considered seasonal to any significant extent.

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

                                      Backlog
                                      -------

      Backlog information is included in the Management's
Discussion and Analysis of Financial Condition and Results of
Operations on page 24 of this Annual Report on Form 10-K and is hereby incorporated by reference.

                             Research and Development
                             ------------------------

      Research and development costs, charged to expense as incurred, amounted to approximately $13.3 million in 1997, $12.9 million in 1996 and $15.2 million in 1995.

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

      A number of claims have been filed in connection with alleged groundwater contamination in the vicinity of a predecessor corporation site which operated during the 1960s and early 1970s in Dublin, Pennsylvania. In October 1987, a class action was filed by residents of Dublin against the Company and two other defendants. The Borough of Dublin also filed suit seeking remediation of alleged contamination of the Borough's water supply and damages in an unspecified amount. A settlement was reached in the class action in which the Company paid $1.8 million in 1997. The Borough action has been settled in principle, by which the Company has agreed to pay $1.8 million.

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

      The State of Florida issued an Administrative Order requiring TurboCombustor Technology, Inc. (TCT), a subsidiary of Gas Turbine, to investigate and to take appropriate corrective action in connection with alleged groundwater contamination in Stuart, Florida. The contamination is alleged to have arisen from a 1985 fire which occurred at TCT's former facility in Stuart. The City of Stuart has subsequently constructed and is operating a groundwater remediation system. The Company negotiated a conditional settlement with the City of Stuart in October 1994 whereby it would contribute its ratable share of the capital and operating costs for the groundwater treatment system. The Company estimates the amount to be paid in settlement plus additional groundwater sampling and analysis will be approximately $2 million to be paid over a ten-year period beginning when the Order is unconditionally entered.

      In September 1993, fourteen homeowners residing in West Nyack, New York served a complaint on Gas Turbine and others alleging, among other things, that contamination from a former Gas Turbine site caused the plaintiffs' alleged property damage. Gas Turbine believes it has strong defenses under New York law to the plaintiffs' complaint. Gas Turbine entered into a Consent Order with the New York Department of Environmental Conservation on February 14, 1994, to undertake the remedial investigation and feasibility study (RI/FS) relating to the alleged contamination in the vicinity of the former Gas Turbine site. The RI/FS is not yet completed.

      It is the Company's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At December 31, 1997, the potential exposure for such future costs is estimated to range from $16 million to $33 million, and the Company's balance sheet includes accruals for remediation costs of $28.7 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. While the possibility of further recovery of some of the costs from insurance companies exists, the Company does not recognize these recoveries in its financial statements until they are realized. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

      With respect to all known environmental liabilities, the Company's actual cash expenditures for remediation of previously contaminated sites were $9.7 million in 1997, $10.0 million in 1996 and $10.6 million in 1995. The Company anticipates that remedial cash expenditures will be in the $8 million to $14 million range during 1998 and between $6 million and $8 million during 1999. The Company's capital expenditures for projects to eliminate, control or dispose of pollutants were $4.6 million,

$1.7 million and $1.6 million in 1997, 1996 and 1995, respectively. The Company anticipates environmental-related capital programs to be approximately $4 million during 1998 and $2 million during 1999. The Company's operating expenses to eliminate, control and dispose of pollutants have averaged approximately $11 million per year during the last three years. The Company anticipates that environmental operating expenses will be approximately $12 million per year during 1998 and 1999.

                                    Employment
                                    ----------

      At December 31, 1997, Sequa employed approximately 11,000 persons of whom approximately 2,700 were covered by union contracts.

      The approximate number of employees attributable to each reportable business segment as of December 31, 1997 was:

                                                            Approximate
           Segment                                     Number of Employees
           -------                                     -------------------
  Aerospace                                                      7,400
  Machinery and Metal Coatings                                   1,800
  Specialty Chemicals                                              700
  Other Products                                                 1,000
  Corporate                                                        100
                                                                ------

  Total                                                         11,000
                                                                ======

The Company considers its relations with employees to be generally satisfactory. Sequa maintains a number of employee benefit programs, including life, medical and dental insurance, pension and 401(K) plans.

(d)  Foreign Operations.  Sequa's consolidated foreign operations
     -------------------
include Gas Turbine's operations in England, France, Israel, Japan, Mexico, Netherlands and Thailand within the Aerospace Segment; detergent chemicals operations in Wales and chemical distribution operations in France, Italy, Spain and Portugal within the Specialty Chemicals Segment; the auxiliary press equipment suppliers in France, Germany, Singapore, Sweden and the United Kingdom within the Machinery and Metal Coatings Segment; and an automotive products operation in Italy in the Other Products Segment. Sales, operating income and identifiable assets attributable to foreign operations, and export sales, are set forth in Note 18 to the Consolidated Financial Statements on page 61 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 2.  PROPERTIES
-------------------

Aerospace
---------

     Gas Turbine operates over 40 plants in eleven states and seven foreign countries, which have aggregate floor space of approximately 3,350,000 square feet, of which approximately 1,750,000 square feet is owned and approximately 1,600,000 square feet is leased. The leases covering facilities used in this business have various expiration dates, and some have renewal or purchase options.

     Rocket propulsion operations lease two principal manufacturing facilities, a 421-acre site in Gainesville, Virginia, and a 955-acre manufacturing facility in Camden, Arkansas. The Gainesville lease expires in 2012, and the Camden lease, which has various renewal options to 2014, expires in 1998. Adjacent to the Gainesville leased facility, the Company owns 12 acres and an 89,000 square foot office and manufacturing complex. An additional 134,000 square feet is leased for administrative, research and manufacturing purposes in Alabama, California, Massachusetts and Virginia. The liquid propulsion division leases a 96,000 square foot facility in Niagara, New York. The Company also owns 2,454 acres of land in Orange County, Virginia, which has been developed for use in the propellant business.

     Facilities in this segment are suitable and adequate for the business and are operating at a moderate level of utilization. Capital spending plans for the operations in this segment are primarily designed to keep up with current technology or to meet specific requirements for various government or commercial contracts.

Machinery and Metal Coatings
----------------------------

     The Sequa Can Machinery operation owns two plants in the United States with aggregate floor space of 228,000 square feet and leases manufacturing and office space of approximately 16,000 square feet. MEGTEC owns manufacturing and office facilities in De Pere, Wisconsin with aggregate floor space of 314,000 square feet and a plant in France with aggregate floor space of approximately 62,000 square feet. MEGTEC also leases a manufacturing plant and four sales offices and owns a storage facility in Europe with a total of 96,000 square feet and leases a 2,500 square foot sales office in Singapore. The Precoat Metals operation owns seven manufacturing facilities in six states with a total of 1,140,000 square feet of manufacturing and office space. An additional 142,000 square feet of office and warehouse space is leased in Illinois and Missouri.

     The properties in this segment are suitable and adequate for the business presently being conducted. With the exception of most coil coating lines, which have high utilization rates, the facilities in this segment are functioning at a moderate level of utilization.

Specialty Chemicals
-------------------

     Units within the Specialty Chemicals segment own a plant and an office building situated on 88 acres in South Carolina with aggregate floor space of 164,000 square feet, a plant and an office building situated on 22 acres in North Carolina with aggregate floor space of 142,000 square feet, and a plant in the United Kingdom with aggregate floor space of 203,000 square feet on approximately 55 acres of land. Units within the segment also lease a 22,000 square foot warehouse in South Carolina and 8,000 square feet of office and warehouse space in six separate locations in Europe.

     Facilities in this segment are adequate and suitable for the business being conducted. Except for the plant in North
Carolina, facilities within this segment operate at a high utilization rate.

Other Products
--------------

     The automotive products subsidiary, Casco Products, leases a 168,000 square foot plant in Connecticut, a 1,600 square foot sales office in Detroit, Michigan, and a 30,000 square foot manufacturing facility in Italy. The men's apparel unit owns manufacturing and office facilities in Athens, Georgia with aggregate floor space of approximately 138,000 square feet. This unit also leases 4,000 square feet of office space in Hackensack, New Jersey and New York, New York of which 1,200 square feet is sublet.

     The Centor Company, a wholly-owned subsidiary, owns nine small properties that are either leased to third parties and/or held for sale.

     Facilities in this segment are adequate and suitable for the business being conducted. Casco Products' leased facilities and the men's apparel unit's owned facilities operate at high utilization rates.

Corporate
---------

     The Company leases 56,000 square feet of corporate office space in New York, New York and Hackensack, New Jersey.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     None

                       EXECUTIVE OFFICERS OF THE REGISTRANT
                       ------------------------------------

     The following information is furnished pursuant to General
Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of
Regulation S-K with respect to the executive officers of the
Company:

     Name                   Age             Position Held
     ----                   ---              -------------

Norman E. Alexander         83       Chairman of the Board, Chief
                                     Executive Officer, Director and
                                     member of the Executive Committee

John J. Quicke              48       President, Chief Operating Officer,
                                     Director and member of the Executive
                                     Committee

Stuart Z. Krinsly           80       Senior Executive Vice President -
                                     General Counsel, Director and member
                                     of the Executive Committee

Gerald S. Gutterman         69       Executive Vice President -
                                     Finance and Administration

Martin Weinstein            62       Senior Vice President -
                                     Chromalloy Gas Turbine Operations

      Sequa is not aware of any family relationship among any of the above-named executive officers. All of the above-named executive officers have been employed by the Company in the same or a similar capacity for at least five years. Each of such officers holds his office for a term expiring on the date of the annual organization meeting of the Board of Directors, subject to the provisions of Section 5 of Article IV of the Company's By-Laws relative to removal of officers.

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
           STOCKHOLDER MATTERS
           -------------------

(a)  Market Information.

     The following table sets forth the high and low sales prices of Sequa Class A common stock and Sequa Class B common stock for the calendar periods indicated on the Exchange Composite Tape, as reported by the National Quotation Bureau Incorporated:

                             Sequa Class A               Sequa Class B
                             -------------               -------------
                             High         Low            High         Low
                             ----         ---            ----         ---

1997
First Quarter                 46 7/8       36 1/4        52           46 1/2
Second Quarter                56 5/8       44 5/8        62 1/4       50
Third Quarter                 57 3/4       50 3/4        63           57 1/4
Fourth Quarter                67 15/16     55 7/16       74 11/16     62 1/2

1996
First Quarter                 35 5/8     29 1/2         41 5/8      39
Second Quarter                43 1/8      34             50           40 1/2
Third Quarter                 46 1/2      38 3/8         53 5/8       47 1/4
Fourth Quarter                45 3/4      38 3/4         53 1/8       48 1/4


(b)  Holders.

     Shares of Sequa Class A common stock and Sequa Class B common stock are listed on the New York Stock Exchange. There were approximately 2,550 holders of record of the Sequa Class A common stock and approximately 560 holders of record of the Sequa Class B common stock at March 10, 1998.

(c)  Dividends.

     During the years ended December 31, 1997 and 1996, no dividends were declared on Sequa Class A common shares or Class B common shares. The Company has no present intent to pay cash dividends on its common shares.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

   The following table sets forth selected financial information for, and as of the end of, each of the five years in the period ended December 31, 1997. Such information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, filed herewith.

(Amounts in millions, except per share)

Year ended December 31,                   1997        1996         1995          1994        1993
---------------------------              ------      ------       ------        ------      ------
OPERATING RESULTS
  Sales                                 $1,595.1    $1,459.0     $1,414.1     $1,419.6    $1,697.0
  Operating income                          84.7        65.2         67.9         39.8        15.7
  Income (loss) before
    extraordinary item                      19.6         9.6          8.8        (24.7)      (55.5)
  Extraordinary loss                 -      (0.4)       -       (1.1)                         (8.5)
                               -------- --------  --------  --------  --------
Net income (loss)                       $   19.6    $    9.2    $    8.8     $  (25.8)    $  (64.0)
                                         ========   ========     ========     ========    ========
BASIC AND DILUTED EARNINGS
  (loss) per share
  Income (loss) before
     extraordinary item                  $  1.66       $   .65      $  .57     $(2.87)    $(6.07)
  Extraordinary loss                          -           (.04)         -        (.11)    (.88)
                                          -------      -------      ------     ------       ------
  Net income (loss)                      $  1.66       $   .61      $  .57     $(2.98)    $(6.95)

CASH DIVIDENDS DECLARED
  Preferred                              $  5.00       $  5.00      $ 5.00     $ 7.50*    $ 2.50
  Class A common                              -             -          -           -         .30
  Class B common                              -             -          -           -         .25

FINANCIAL POSITION
  Current assets                         $  695.8      $  612.2   $  621.2   $  604.3    $  661.6
  Total assets                            1,591.7       1,548.2    1,622.0    1,648.2     1,803.5
  Current liabilities                       366.7         302.7      324.7      321.3       376.5
  Long-term debt                            508.7         531.9      563.2      586.6       624.1
  Shareholders' equity                      594.4         590.8      576.6      566.5       575.8



* Includes $2.50 of dividends in arrears for the third and fourth quarters of 1993.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------    -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

OPERATING RESULTS 1997 - 1996

SALES

Sales for 1997 were 9% higher than a year earlier, primarily due to gains in the Aerospace segment, the impact of 1997 niche acquisitions, the January 1997 recontinuance of the men's apparel unit, and gains at the metal coatings unit. These advances were tempered by declines at the auxiliary press equipment, can machinery and overseas specialty chemicals units.

           Sales in the Aerospace segment were ahead 14% in 1997, with both operations in the segment posting solid gains. At the Gas Turbine unit, sales to both the repair market and the original equipment manufacturers (OEM) moved higher, a reflection of the strong demand generated by the international airline industry. Although management currently anticipates that the rising sales pattern at Gas Turbine will continue in the first half of 1998, competition from the engine manufacturers for aftermarket repair business remains intense. Year-end backlog at the major OEM facilities was up more than 35% from year-end 1996.

           At the ARC Propulsion unit, sales advanced 18% in 1997, with increases in each of the three main product areas: solid rocket motors, automotive airbag components and liquid rocket motors. Sales of the unit will undergo a significant change in 1998. Historically, ARC Propulsion has consolidated only sales of airbag inflator components to Bendix Atlantic Inflator Company (BAICO), a 50/50 joint venture with AlliedSignal. On January 27, 1998, ARC purchased AlliedSignal's 50% interest in BAICO and now owns 100% of this operation. Beginning on January 28, 1998, results of BAICO, renamed Atlantic Research Automotive Products Group, will be reported on a consolidated basis, and the sale of complete automotive airbag inflators to automotive industry customers will be included in sales of ARC. As a result, reported sales related to automotive airbag inflators are projected to more than double in 1998.

           Sales of the Machinery and Metal Coatings segment declined 3% in 1997, as sharp declines at MEG, the French auxiliary press equipment unit, and at the can machinery operations were largely offset by a solid advance at the metal coatings unit and by sales added by businesses acquired in 1997. Without sales from the businesses acquired in 1997, the decline would have been 11%. Sales of the metal coatings unit advanced 10% in 1997, with increases in each of its three product lines: building products, containers and manufactured products. Sales of the can machinery operation declined sharply in 1997, reflecting a cyclical downturn in the worldwide container

SALES  (con't)

industry. Despite the sharp drop in the number of can line installations in 1997, the unit has improved its already strong market position, particularly in can forming equipment. Based on year-end backlog, and the uncertainties in Asian markets, management currently anticipates that sales will remain sluggish for at least the first half of 1998. Late in the third quarter, the Company acquired the TEC Systems unit of W.R. Grace, combined it with MEG, and named the combined operation MEGTEC Systems.
The TEC acquisition bolsters the auxiliary press equipment product line, increases technical expertise, reduces the combined cost structure and significantly expands product offerings beyond MEG's traditional graphic arts market. This unit registered a 10% decline in 1997, as the sales generated by TEC in the final four months of the year did not fully offset the substantial decline in MEG sales for the year. Sales of MEGTEC Systems are expected to be significantly higher in 1998.

           Sales of the Specialty Chemicals segment declined 1% in 1997, as advances at the domestic unit largely offset declines at the overseas unit. Local currency sales for the overseas unit declined 12% in 1997 primarily because of the continued strengthening of the British pound sterling against other
European currencies. The reported US dollar sales decline was tempered by a 5% average increase in the dollar value of the pound sterling in the same period. In 1998, the unit will benefit from sales generated by an Italian chemical marketing and distribution operation that was acquired in February 1998. At the domestic chemicals unit, sales advanced 11% in 1997, due largely to the May 1997 acquisition of Sedgefield Specialties, a supplier to the textile market. Sales for the first quarter of 1998 at the unit are expected to compare favorably to the 1997 period due primarily to the addition of Sedgefield.

           Sales of the Other Products segment advanced 39%, a reflection of the recontinuance of the men's apparel unit in January 1997 and advances at both the automotive products unit and the can lid unit. The automotive products unit recorded a 6% increase in sales, primarily due to strong demand in the domestic market for cigarette lighters and power outlets. The 1998 outlook for this unit is largely dependent on the volume and mix of North American car and light truck production. Sales of the men's apparel unit were strong in 1997 and are expected to remain strong in the first half of 1998. The unit began 1998 with a solid backlog of orders for men's formalwear, which includes orders related to its new After Six label. Sales of this unit tend to be seasonal, with stronger sales in the first six months of the year. Sales of the can lid unit advanced 26%, primarily a reflection of a 53% gain in export sales. On December 17, 1997, the Company divested the can lid business, a move that will affect the 1998-1997 comparisons for this segment. In 1997, revenues of the real estate unit declined sharply as a result of

SALES  (con't)

the Company's program to sell excess real estate. Operating income increased 30% in 1997, with advances in the Aerospace and Other Products segments partially offset by declines in the Machinery and Metal Coatings and the Specialty Chemicals segments.

OPERATING INCOME

           Operating income for the Aerospace segment nearly quadrupled in 1997 primarily due to the substantially higher results posted by Gas Turbine. In addition to the improved operating performance of Gas Turbine units serving both OEM and repair markets, Gas Turbine results for 1997 benefitted from two factors: substantially lower costs in connection with litigation involving the Pratt & Whitney division of United Technologies Corporation ($9.9 million in 1997 versus $33.0 million in 1996) and the favorable settlement of a dispute with the Egyptian government, which added $2.7 million to operating income. Year-to-year comparisons were also affected by the 1996 reversal of workers' compensation insurance reserves, which were actuarially determined to be in excess of requirements. The Gas Turbine units serving the original equipment market operated at a profit in 1997 versus a loss in 1996, as sales rose substantially in response to overall vigor in the marketplace and the strong position held by Gas Turbine. In addition, 1997 results for these units benefitted from the late 1996 disposal of an under-performing unit. Improvement at the Gas Turbine repair units primarily reflects the higher sales to an expanding commercial aviation market. Based on strong backlog at the OEM units and continuing strength in repair sales, management currently anticipates favorable operating income comparisons for at least the first half of 1998. The ARC Propulsion unit also recorded a profit advance, primarily a reflection of higher sales, tempered by the impact of start-up costs on several new programs related to automotive airbag inflators, and cost growth on certain government programs. Results for the first quarter of 1998 will include two months of the recently acquired automotive airbag inflator business.

           Operating income in the Machinery and Metal Coatings segment declined 58% in 1997 due to a sharp decline in profits at the can machinery unit and a larger loss at MEG, the French auxiliary press equipment unit. Operating income at the metal coatings unit was on a par with the prior year, as the benefits of increased sales were offset by lower operating margins. The decline at the can machinery operation was primarily related to the sharp cyclical downturn in sales. Earnings comparisons in early 1998 are expected to continue to be unfavorable as the worldwide slowdown in can line installations is expected to continue. The loss at the new MEGTEC Systems unit was double the loss reported in 1996, due entirely to increased losses at MEG.

OPERATING INCOME  (con't)

The increased loss was primarily due to: sharply lower sales to the graphic arts market, increased warranty costs, increased bad debt provisions, and significant one-time costs incurred to effect the combination of MEG and TEC. The post-combination plan includes a significant layoff at MEG, which, due to legal requirements in France, was delayed until the first quarter of 1998; accordingly, the Company did not record a severance provision in 1997. The affected employees were notified and the reduction in the work force was completed in February 1998; accordingly, the Company will record a severance provision in the first quarter of 1998 that will reduce earnings by approximately 20 cents per share. Based on the MEGTEC backlog entering 1998 and the cost savings already achieved by a new management team at MEGTEC, the Company anticipates a significant improvement in performance for this unit in 1998.

           Operating income in the Specialty Chemicals segment declined 30%, with results of both units lower than in 1996. At the overseas unit, the profit decline was attributable to the strength of the British pound sterling against other European currencies, a situation that began in the fourth quarter of 1996. If the pound sterling maintains its strength against other European currencies, 1998 operating results for the detergent chemicals product line will remain under pressure. At the domestic unit, profits registered a small decline as the benefits of higher sales and the Company's 1997 change to the FIFO method of inventory valuation, which primarily benefitted this unit, cushioned the impact of the 1996 one-time favorable effect of a legal settlement and lower margins.

           Operating income in the Other Products segment advanced 22%, as the inclusion of the profits from the men's apparel unit and an advance at the can lid unit offset declines at the automotive products unit and the real estate unit. Profits of the automotive products unit declined as the benefits of increased sales were more than offset by lower margins. The can lid unit primarily benefitted from higher sales levels. The real estate unit declined primarily due to significantly lower revenues, as the Company has largely disposed of excess real estate held by this unit. The men's apparel unit is expected to continue to report strong results in the first half of 1998.

INTEREST EXPENSE

The decrease in interest expense of approximately $1.5 million was due to a decrease in average borrowings attributable to scheduled principal payments and early retirement of debt in the third quarter of 1996.

EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED JOINT VENTURES

During 1997 and 1996, the Company had investments in two unconsolidated joint venture partnerships which were formed to develop, produce and market hybrid inflators for automotive airbags: BAICO, a 50/50 joint venture formed with AlliedSignal; and BAG SpA, an Italian company formed with AlliedSignal and a subsidiary of Fiat Avio, with each participant owning a one-third interest in the venture. In the fourth quarter of 1997, AlliedSignal sold its automotive safety restraints business and its one-third interest in BAG SpA to Breed Technologies. Following these transactions, Breed became the largest customer of BAICO and BAG SpA. In January 1998, the Company increased its ownership in BAICO to 100% with the purchase of AlliedSignal's share of the joint venture.

           The Company's share of the earnings or losses of the unconsolidated airbag businesses was an equity loss of $1.8 million in 1997 and equity income of $1.4 million in 1996. The Company guaranteed $25.0 million of BAICO's revolving credit debt; accordingly, the Company continued applying the equity method when the BAICO investment was reduced below zero. At December 31, 1997 and 1996, the Company's equity in the losses of its airbag businesses exceeded its investment by $17.6 million and $15.8 million, respectively, and the negative investment is included in Other noncurrent liabilities in the Consolidated Balance Sheet.

           The Company has other ownership interests in joint ventures, the largest of which is a 50/50 partnership with United Technologies Corporation in Advanced Coatings Technologies (ACT), a joint venture which owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings. The Company's equity share of the earnings of ACT was income of $2.3 million in 1997 and $3.2 million in 1996.

OTHER, NET

In 1997, Other, net included gains on the sale of property, plant and equipment of $2.5 million; letters of credit and commitment fees of $1.6 million; $1.4 million in charges for the amortization of capitalized debt costs; and $1.3 million of income on the cash surrender value of corporate-owned life insurance.

           In 1996, Other, net included gains on the sale of property, plant and equipment of $8.3 million; letters of credit and commitment fees of $2.0 million; and $2.1 million in charges for the amortization of capitalized debt costs.

DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are utilized by the Company to manage foreign exchange risks. The Company has established a control environment which includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold or issue derivative financial instruments for trading purposes.

           The Company's foreign operations utilize forward exchange contracts to hedge existing assets and liabilities, firm commitments and anticipated transactions denominated in currencies other than the functional currency. Gains and losses on forward exchange contracts designated as hedges of existing assets and liabilities and anticipated transactions are recognized in income as exchange rates change. Gains and losses on hedges of firm sales and purchase commitments are deferred and included in the basis of the transactions when they are completed. The Company has also utilized forward foreign exchange contracts to hedge foreign investments. Gains and losses on these contracts are not included in income but are recorded in cumulative translation adjustment, a component of shareholders' equity.

           The Company purchases foreign currency options to hedge anticipated sales and purchases denominated in currencies other than the functional currency. The cost of purchased foreign currency options is amortized to expense on a straight-line basis over the life of the option. Gains and losses on purchased options are deferred and included in the basis of the anticipated transactions if, and when, the options are exercised.

YEAR 2000 COMPUTER ISSUE

Certain of the Company's computer systems process transactions based on storing two digits for the year of a transaction rather than the full four digits. Such systems are not programmed to consider the start of a new century and will encounter significant processing difficulties in the year 2000, unless they are fixed or replaced. During 1997, the Company began an internal awareness program to ensure that all its operating units are attuned to the millennium issue, and resources are being devoted to identify critical business processes, to evaluate the extent of the Company's year 2000 issues and to implement required remedial actions.

           The Company's operating units primarily utilize purchased software. The related software maintenance agreements provide for upgrades which have addressed, or will address the year 2000 issue. The Company's estimate to become year 2000 compliant includes the entire cost of new software, even if such

YEAR 2000 COMPUTER ISSUE  (con't)

software is to be purchased primarily for benefits other than to address the year 2000 issue. Costs of data processing personnel on staff are not included in the estimate, but outside consultants are included. Management currently estimates that the cost of hardware, software, training, testing and other costs will be approximately $15 million to $20 million. Approximately 40% of these costs will be capitalized, with the balance expensed in 1998 and 1999.

           The Company anticipates that its year 2000 compliance program will be completed by mid-1999. Progress toward this goal will be monitored closely.

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

           It is the Company's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At December 31, 1997, the potential exposure for future costs is estimated to range from $16 million to $33 million and the Company's balance sheet includes accruals for remediation costs of $28.7 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. While the possibility of further recovery of some of the costs from insurance companies exists, the Company does not recognize these recoveries in its financial statements until they are realized. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

ENVIRONMENTAL MATTERS  (con't)

           With respect to all known environmental liabilities, the Company's actual cash expenditures for remediation of previously contaminated sites were $9.7 million in 1997, $10.0 million in 1996 and $10.6 million in 1995. The Company anticipates that remedial cash expenditures will be between $8 million and $14 million during 1998 and between $6 million and $8 million during 1999. The Company's capital expenditures for projects to eliminate, control or dispose of pollutants were $4.6 million, $1.7 million and $1.6 million in 1997, 1996 and 1995, respectively. The Company anticipates environmental-related capital programs to be approximately $4 million during 1998 and $2 million during 1999. The Company's operating expenses to eliminate, control and dispose of pollutants have averaged approximately $11 million per year during the last three years.
The Company anticipates that environmental operating expenses will be approximately $12 million per year during 1998 and 1999.

BACKLOG

The businesses of Sequa for which backlogs are significant are the Turbine Airfoils, Caval Tool, Turbocombustor Technology and Castings units of Chromalloy Gas Turbine, and the ARC Propulsion operations of the Aerospace segment; the Can Machinery and MEGTEC operations of the Machinery and Metal Coatings segment; and in 1997, the men's apparel unit of the Other Products segment. The aggregate dollar amount of backlog in these units at December 31, 1997 was $387.2 million ($293.5 million at December 31, 1996). Sales of the men's apparel unit are seasonal, with stronger sales in the first six months of the year; accordingly, this unit's backlog is normally higher at December 31 than at any other time of the year.

CAPITAL SPENDING

Capital expenditures amounted to $69.0 million in 1997, with spending concentrated in the Aerospace segment and the metal coatings unit. These funds were primarily used to upgrade existing facilities and equipment and to expand capacity. The Company anticipates that capital spending in 1998 will be approximately $100 million and will again be concentrated in the Aerospace segment and the metal coatings unit.

LIQUIDITY AND CAPITAL RESOURCES

In October 1997, the Company entered into a new $150 million revolving credit agreement with a group of banks that extends through October 2002. This agreement replaced an existing revolving credit agreement which was due to expire in March 1998. The rate of interest payable under the new agreement is, at the Company's option, a function of the prime rate or the Eurodollar rate. The agreement requires the Company to pay a commitment fee, which is subject to adjustment based upon the ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization), at an initial annual rate of .275% of the unutilized amount available under the credit line.

LIQUIDITY AND CAPITAL RESOURCES  (con't)

           The Company's loan agreements and indentures contain covenants which, among other matters, limit the ability of the Company to pay dividends, incur indebtedness, make capital expenditures, repurchase common and preferred stock, and repurchase the 9 3/8% senior subordinated notes due 2003. The Company must also maintain a minimum net worth and certain ratios regarding interest coverage and debt to EBITDA, among other restrictions.

           In October 1999, the Company will be required to repay the remaining $138.5 million principal balance of its 9 5/8% senior unsecured notes. The Company presently intends to refinance this debt on a long-term basis in late 1998 or early
1999.

           The Company has a potential issue with the Internal Revenue Service involving the 1989 restructuring of two subsidiaries. At December 31, 1997, the amount involved, including interest from the date of the resulting tax refund, was approximately $75 million. While management believes its tax position in this matter is appropriate, it has taken the conservative position of providing reserves to cover an adverse outcome. Management does not currently anticipate a resolution of this matter in 1998, and believes that in the event of an unfavorable resolution, the Company will have sufficient resources available to make any adjudicated payment.

           Management anticipates that cash flow from operations, proceeds from the divestiture of assets, the $144.7 million of credit available under the new revolving credit agreement, the $25.0 million of short-term investments and the $93.7 million of cash and cash equivalents on hand at December 31, 1997 will be more than sufficient to fund the Company's operations and niche acquisitions for the foreseeable future.

OTHER INFORMATION

           Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," was issued in February 1997 and replaces Accounting Principles Board (APB) Opinion No. 15. The new statement simplifies the computations of earnings per share
(EPS) by replacing the presentation of primary EPS with basic EPS, which is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS under the new statement is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. SFAS No. 128 was implemented by the Company in the fourth quarter of 1997. With the exception of a one cent increase in earnings per share for the quarter and nine months ended September 30, 1997, the Company's basic EPS amounts

OTHER INFORMATION  (con't)

calculated under the new statement and included in this annual report are exactly the same as previously reported primary EPS calculated under APB Opinion No. 15.

           Effective with the first quarter of 1998, SFAS No. 130, "Reporting Comprehensive Income," will require certain changes in assets and liabilities which were previously included within a separate component of equity in the balance sheet to be reported in the income statement as components of comprehensive income or within a separate statement of comprehensive income that begins with net income. Examples include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain securities. Other than previously reported net income, the only other item that the Company will present as a component of comprehensive income will be currency translation adjustments which have been previously reported by the Company in the Consolidated Statement of Shareholders'
Equity.

           SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997 and supersedes SFAS No. 14. The new statement will change the way segment information is to be reported in annual financial statements and will require selected segment information to be reported in quarterly reports. In addition to the requirement that companies disclose business segment data based on how management makes decisions about allocating resources to segments and measuring their performance, SFAS No. 131 will also require entity-wide disclosures about the products and services an entity provides, the countries in which it holds assets and reports revenues, and its major customers. The Company must implement this new standard in its 1998 annual report and in its quarterly reports thereafter. The Company anticipates that the annual and quarterly business segment disclosure required by SFAS No. 131 will not be significantly different in form or content from that previously disclosed by the Company in its annual and quarterly reports issued to stockholders.

FORWARD-LOOKING STATEMENTS

This document includes forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations, estimates and projections that are subject to risks and uncertainties, including, but not limited to: political, currency, regulatory, competitive and technological developments. Consequently, actual results could differ materially from these forward-looking statements.

OPERATING RESULTS 1996 - 1995

SALES

Reported sales increased 3% in 1996. On a pro forma basis, excluding the sales of units divested in 1995, sales increased 11% to $1.5 billion. Approximately 20% of the pro forma increase was attributable to sales generated by metal coatings and automotive products operations acquired in the second half of 1995.

           Sales of the Aerospace segment were 1% ahead of 1995. Sales for the earlier year included $97.3 million from Kollsman, a division divested in December 1995. The two operations continuing in the segment recorded solid sales gains in 1996.
Gas Turbine posted a 16% sales increase in 1996, with units serving both repair and OEM customers contributing to the advance. At the repair units, commercial airline and US Government military repair business was significantly ahead of prior year levels, due to the continuing recovery in the domestic and international airline industry, as well as increased market penetration. Pricing to the OEM market improved, as capacity utilization rates in the industry increased substantially. ARC Propulsion registered an 11% increase in sales for 1996, driven by improvements in airbag components and liquid propellant motors for use on commercial satellites as the unit's sales mix shifted toward commercial applications.

           Sales in the Machinery and Metal Coatings segment increased 12% in 1996, with each of the three units recording advances. Sales of the metal coatings unit reflected the addition of three coil coating lines acquired in 1995, as well as strong demand from the building products market and continued expansion into other markets. The favorable impact of these factors was tempered by the effect of a major container customer's late-1995 decision to bring a large portion of its metal coating work in house. The can machinery unit achieved a solid advance in 1996, with increased sales of both equipment and spare parts. Sales of the auxiliary press equipment unit advanced 6% in 1996, with sharply higher sales of flying pasters partially offset by lower sales of dryers and other auxiliary equipment.

           Sales of the Specialty Chemicals segment decreased 10% in 1996, as a small increase at the domestic unit was more than offset by a decline at the overseas unit. The decline at the overseas unit reflected lower sales to the international detergent sector; the absence of sales from a unit that was divested in mid-1995; and reduced sales at the chemical distribution units. The domestic unit recorded a small sales increase, derived from advances in specialty polymers and graphic arts chemicals, partially offset by a decline in exports.

SALES  (con't)

           Sales of the Other Products segment increased 33% in 1996, with the automotive products unit and the can lid operation recording strong gains, and the real estate operation recording lower revenues. The automotive products unit benefitted from the December 1995 addition of an Italian cigarette lighter line serving European OEMs and from increases in all domestic OEM products and strong aftermarket sales. Sales of the can lid unit increased sharply, as exports more than tripled from 1995, and domestic sales recorded a strong advance. The real estate unit recorded lower revenues, primarily due to the July 1996 disposition of its largest property, an office building in Clayton, Missouri.

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

           Operating income in the Aerospace segment advanced 54% in 1996, despite the December 1995 sale of the Kollsman unit, which had contributed $12.9 million to the 1995 reported profits. Gas Turbine, which had incurred a loss in 1995, posted a profit on higher sales in 1996. The turnaround at Gas Turbine reflected significant improvement at repair units, reduced losses at OEM units, the absence of the downsizing provisions recorded in 1995, and the effect of earlier efforts to reduce the overall cost structure. These improvements were partially offset by $33.0 million of costs related to the UTC litigation. Both years benefitted from the reversal of workers' compensation insurance reserves, which were actuarially determined to be in excess of requirements. The propulsion unit registered a small decline in profits in 1996, due entirely to a fourth-quarter restructuring provision related to the advanced materials product line.
Without this provision, profits would have advanced, due to the benefit of increased sales and lower bid and proposal costs.

           Operating income in the Machinery and Metal Coatings segment declined 16% in 1996, as the advance at the can machinery unit was more than offset by declines at the metal coatings and auxiliary press equipment units. The decline in operating income

OPERATING INCOME  (con't)

at the metal coatings unit primarily reflected lower average coating line utilization; increased costs related to the three coating lines acquired in 1995; and substantially higher prices for the natural gas used in the curing ovens. Can machinery profits advanced in 1996, driven primarily by the increased level of sales. The auxiliary press equipment unit incurred a larger loss in 1996, due to restructuring expense of more than $2.5 million and the write-off of the remaining goodwill related to this operation. On an operating basis, excluding these costs, the benefit of increased sales and reduced costs more than offset the impact of a significant increase in the allowance for doubtful accounts, continuing pricing pressures, and higher warranty expense.

           Operating income of the Specialty Chemicals segment declined 14% in 1996, as a decline at the overseas unit was partially offset by a solid gain at the domestic unit. The decline at the overseas unit reflected lower sales of detergent chemicals, reduced margins, and reduced profits from the chemical distribution units. The domestic unit recorded a solid profit advance, due to a favorable sales mix shift, improved margins, and the favorable settlement of a lawsuit.

           Operating income in the Other Products segment increased 53% in 1996, as improvements at the automotive products and can lid operations more than offset a decline at the real estate unit. The improvement at the automotive products unit was the result of increased worldwide sales. The can lid unit recorded a loss in 1995 and a profit in 1996, with the improvement primarily attributable to a sharply higher level of sales. Profits at the real estate operation declined in 1996 due to reduced revenues.

INTEREST EXPENSE

The decrease in interest expense of approximately $1.5 million was due to a decrease in average borrowings attributable to scheduled principal payments and early retirement of debt.

EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED JOINT VENTURES

The Company's share of the earnings or losses of the unconsolidated airbag businesses was equity income of $1.4 million in 1996 and an equity loss of $2.2 million in 1995. The
Company's equity share of the earnings of ACT was income of $3.2 million in 1996 and $0.8 million in 1995.

OTHER, NET

In 1996, Other, net included gains on the sale of property, plant and equipment of $8.3 million; letters of credit and commitment fees of $2.0 million; and $2.1 million in charges for the amortization of capitalized debt costs.

           In 1995, Other, net included a $6.5 million gain on the sale of Kollsman; $7.3 million of gains on the sale of assets; $2.1 million of dividend income on an investment; letters of credit and commitment fees of $2.7 million; and $2.1 million of charges for the amortization of capitalized debt costs.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
--------  -----------------------------------------------------
          RISK
          ----

           See discussion appearing on page 22 of this Annual
Report on Form 10-K under the heading "Derivative Financial
Instruments, "which is hereby incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------



                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                     ----------------------------------------




To the Shareholders and
the Board of Directors of
Sequa Corporation:



     We have audited the accompanying consolidated balance sheet of Sequa Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sequa Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP
New York, New York
February 23, 1998

                            CONSOLIDATED BALANCE SHEET



(Amounts in thousands)
At December 31,                                          1997             1996
------------------------                              ----------       ---------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                             $   93,743      $   92,079
  Short-term investments (Note 2)                           25,000            -
  Trade receivables (less allowances
    of $15,816 and $12,992)                                282,602         248,835
  Unbilled receivables, net (Note 3)                        27,777          26,771
  Inventories (Note 4)                                     246,449         223,498
  Other current assets                                      20,272          20,994
                                                         ---------       ---------
    Total current assets                                   695,843         612,177
                                                         ---------       ---------

INVESTMENTS
  Net assets of discontinued operations
    (Note 5)                                               109,723         130,193
  Other investments                                         24,217          20,492
                                                         ---------       ---------
                                                           133,940         150,685
                                                         ---------       ---------

PROPERTY, PLANT AND EQUIPMENT, NET
  (Note 6)                                                 435,480         457,511
                                                         ---------       ---------

OTHER ASSETS
  Excess of cost over net assets of
    companies acquired                                     305,540         307,952
  Deferred charges and other                                20,872          19,837
                                                         ---------       ---------
                                                           326,412         327,789
                                                         ---------       ---------

TOTAL ASSETS                                            $1,591,675      $1,548,162
                                                        ==========      ==========

The accompanying notes are an integral part of the financial statements.

                        SEQUA CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET

(Amounts in thousands, except share data)
At December 31,                                            1997          1996
-----------------------------------------                --------      --------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt
    (Note 7)                                             $   24,510    $    2,859
  Accounts payable                                          136,003       109,115
  Taxes on income (Note 8)                                   42,370        40,391
  Accrued expenses (Note 9)                                 163,845       150,381
                                                         ----------    ----------
    Total current liabilities                               366,728       302,746
                                                         ----------    ----------

NONCURRENT LIABILITIES
  Long-term debt (Note 7)                                   508,735       531,868
  Deferred taxes on income (Note 8)                          19,078        13,652
  Other noncurrent liabilities                              102,740       109,120
                                                         ----------    ----------
                                                            630,553       654,640
                                                         ----------    ----------

SHAREHOLDERS' EQUITY (Notes 7, 12 and 13)
  Preferred stock--$1 par value,
    1,825,000 shares authorized; 797,000
    shares of $5 cumulative convertible
    stock issued at December 31, 1997
    and 1996 (involuntary liquidation
    value--$25,393 at December 31, 1997)                        797           797
  Class A common stock--no par value,
    25,000,000 shares authorized; 7,188,000
    shares issued at December 31, 1997 and
    1996                                                      7,188         7,188
  Class B common stock--no par value,
    5,000,000 shares authorized; 3,727,000
    shares issued at December 31, 1997
    and 1996                                                  3,727         3,727
  Capital in excess of par value                            283,339       285,912
  Cumulative translation adjustment                          (6,794)       10,512
  Retained earnings                                         382,945       366,369
                                                         ----------    ----------
                                                            671,202       674,505
  Less: cost of treasury stock                               76,808        83,729
                                                         ----------    ----------
TOTAL SHAREHOLDERS' EQUITY                                  594,394       590,776

                                                         ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                               $1,591,675    $1,548,162
                                                         ==========    ==========

                                 SEQUA CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF INCOME

(Amounts in thousands, except per share)
Year ended December 31,                                       1997           1996             1995
                                                              ----           ----             ----

SALES                                                      $1,595,125     $1,459,029     $1,414,139
                                                           ----------     ----------     ----------

COSTS AND EXPENSES
  Cost of sales                                             1,285,829      1,160,192      1,129,955
  Selling, general and administrative                         224,589        233,679        216,257
                                                           ----------     ----------     ----------
                                                            1,510,418      1,393,871      1,346,212
                                                           ----------     ----------     ----------

OPERATING INCOME                                               84,707         65,158         67,927

OTHER INCOME (EXPENSE)
  Interest expense                                            (50,298)       (51,794)       (53,302)
  Interest income                                               6,052          4,271          3,870
  Equity in income (loss) of
    unconsolidated joint ventures                                 223          4,038         (1,774)
  Other, net (Note 15)                                          1,143          4,283         10,758
                                                           ----------     ----------     ----------
                                                              (42,880)       (39,202)       (40,448)
                                                           ----------     ----------     ----------

INCOME BEFORE INCOME TAXES                                     41,827         25,956         27,479

Income tax provision (Note 8)                                 (22,200)       (16,400)       (18,700)
                                                           ----------     ----------     ----------

INCOME BEFORE EXTRAORDINARY ITEM                               19,627          9,556          8,779

Extraordinary loss on early retirement
  of debt, net of applicable income
  taxes (Note 7)                                                -               (369)          -
                                                           ----------     ----------     ----------

NET INCOME                                                     19,627          9,187          8,779

Preferred dividends                                            (3,051)        (3,108)        (3,165)
                                                           ----------     ----------     ----------

NET INCOME APPLICABLE TO COMMON
  STOCK                                                    $   16,576     $    6,079     $    5,614
                                                           ==========     ==========     ==========

BASIC AND DILUTED EARNINGS PER SHARE
  Income before extraordinary item                         $     1.66     $      .65     $      .57
  Extraordinary loss                                              -            (.04)            -
                                                           ----------    ----------      ----------
  Net income                                               $     1.66     $      .61     $      .57
                                                           ==========     ==========     ==========

The accompanying notes are an integral part of the financial statements.

                                 SEQUA CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)
Year ended December 31,                                          1997          1996           1995
-----------------------                                        --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before income taxes                                    $  41,827     $  25,956      $ 27,479
Adjustments to reconcile income to
  net cash provided by operating activities:
  Depreciation and amortization                                  85,815        91,587        96,485
  Provision for losses on receivables                             8,316         5,927         4,694
  Gain on sale of assets                                         (2,465)       (8,268)      (13,771)
  Equity in (income) loss of unconsolidated
    joint ventures                                                 (223)       (4,038)        1,774
  Other items not requiring (providing) cash                     (2,008)          129           809
Changes in operating assets and liabilities,
  net of businesses acquired and sold:
  Receivables                                                   (23,088)       (3,208)       (5,272)
  Inventories                                                   (15,783)       15,788       (11,408)
  Other current assets                                              156        14,808        (5,878)
  Accounts payable and accrued expenses                          25,836        (4,984)       (2,691)
  Other noncurrent liabilities                                   (8,404)      (28,802)       (9,017)
                                                              ---------     ---------      --------
Net cash provided by continuing operations
  before income taxes                                           109,979       104,895        83,204
Net cash provided by discontinued operations
  before income taxes                                             3,929         6,970         5,621
Income taxes paid, net                                          (13,358)       (6,057)       (6,565)
                                                              ---------     ---------      --------

  Net cash provided by operating activities                     100,550       105,808        82,260
                                                              ---------     ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                       (68,960)      (50,228)      (56,899)
Sale of property, plant and equipment                             8,511        15,475         9,122
Sale of businesses, net of cash sold                             28,178         1,558        57,580
Businesses purchased, net of cash acquired                      (36,058)         -          (42,659)
Short-term investments                                          (25,000)         -             -
Other investing activities                                       (1,228)         (806)       (2,254)
                                                              ---------     ---------      --------

  Net cash used for investing activities                        (94,557)      (34,001)      (35,110)
                                                              ---------     ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt                                                2,275           512         3,392
Payments of debt                                                 (3,312)      (16,833)       (8,979)
Early retirement of debt                                           -          (27,900)         -
Dividends paid                                                   (3,051)       (3,108)       (3,165)
Proceeds from exercise of stock options                           3,226         1,474          -
Purchase of treasury stock                                         -           (1,680)         -
Proceeds from joint venture financing
  arrangement                                                      -             -            7,500
                                                              ---------     ---------      --------

  Net cash used for financing activities                           (862)      (47,535)       (1,252)
                                                              ---------     ---------      --------

Effect of exchange rate changes on cash
  and cash equivalents                                           (3,467)        5,140        (1,886)
                                                              ---------     ---------      --------
Net increase in cash and cash equivalents                         1,664        29,412        44,012
Cash and cash equivalents at beginning of year                   92,079        62,667        18,655
                                                              ---------     ---------      --------
Cash and cash equivalents at end of year                      $  93,743     $  92,079      $ 62,667
                                                              =========     =========      ========

The accompanying notes are an integral part of the financial statements.

                                                 SEQUA CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                       Class A    Class B    Capital in    Cumulative
(Amounts in thousands,                   Preferred     Common     Common     Excess of     Translation    Retained      Treasury
except per share data)                     Stock        Stock      Stock     Par Value     Adjustment     Earnings       Stock
---------------------                    --------      -------    -------    ---------     ----------     --------      -------
BALANCE AT DECEMBER 31, 1994               $   797     $ 7,188      $3,727       $287,204      $ (1,899)     $354,676    $ (85,202)
Net income                                    -           -           -              -             -            8,779         -
Foreign currency translation
  adjustment                                  -           -           -              -            4,906          -            -
Amortization of restricted
  stock grant                                 -           -           -              -             -             -             258
Sale of foreign subsidiary                    -           -           -              -             (674)         -            -
Cash dividends:
  Preferred - $5.00 per share                 -           -           -              -             -           (3,165)        -
                                           -------     -------      ------       --------      --------      --------    ---------
BALANCE AT DECEMBER 31, 1995                   797       7,188       3,727        287,204         2,333       360,290      (84,944)
Net income                                    -           -           -              -             -            9,187         -
Foreign currency translation
  adjustment                                  -           -           -              -            8,179          -            -
Amortization of restricted
  stock grant                                 -           -           -              -             -             -             223
Stock grants forfeited                        -           -           -               307          -             -            (401)
Stock options exercised                       -           -           -            (1,599)         -             -           3,073
Purchase of treasury stock                    -           -           -              -             -             -          (1,680)
Cash dividends:
  Preferred - $5.00 per share                 -           -           -              -             -           (3,108)        -
                                           -------     -------      ------       --------      --------      --------    ---------
BALANCE AT DECEMBER 31, 1996                   797       7,188       3,727        285,912        10,512       366,369      (83,729)
Net income                                    -           -           -              -             -           19,627         -
Foreign currency translation
  adjustment                                  -           -           -              -          (17,306)         -            -
Amortization of restricted
  stock grant                                 -           -           -              -             -             -             165
Stock grants forfeited                        -           -           -                46          -             -             (71)
Stock options exercised                       -           -           -            (3,601)         -             -           6,827
Tax benefits on stock
  options and grants                          -           -           -               982          -             -            -
Cash dividends:
  Preferred - $5.00 per share                 -           -           -              -             -           (3,051)        -

                                           -------     -------      ------       --------      --------      --------    ---------
BALANCE AT DECEMBER 31, 1997               $   797     $ 7,188      $3,727       $283,339      $ (6,794)     $382,945    $ (76,808)
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

                        SEQUA CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements of Sequa Corporation (the Company) include the accounts of all majority-owned subsidiaries. Investments in 20% to 50% owned joint ventures are accounted for on the equity method. All material accounts and transactions between the consolidated subsidiaries have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to 1997 presentation.

     The Company made a decision not to sell the men's apparel unit. Accordingly, as of January 1, 1997, this unit has been reclassified from discontinued operations to continuing operations in the Consolidated Balance Sheet and Statements of Income and Cash Flows. Prior years' results of operations were not restated due to immateriality.

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

INVENTORIES AND CONTRACT ACCOUNTING
Inventories are stated at the lower of cost or market. As of December 31, 1996, the Company's non-contract inventories were valued primarily on a first-in, first-out (FIFO) basis. During 1997, the Company changed its basis of those inventories formerly valued using the LIFO method to the FIFO method to conform all non-contract inventories to the same method of valuation. The effect of the accounting change, which was immaterial, was recorded as a reduction of cost of sales in the third quarter of 1997 and previously reported results of operations were not restated. Inventoried costs relating to long-term contracts are stated at actual or average costs, including engineering and manufacturing labor and related overhead incurred, reduced by

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (con't)

INVENTORIES AND CONTRACT ACCOUNTING (con't) amounts identified with sales. The costs attributable to sales reflect the estimated costs of all items to be produced under the related contract.

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

     Upon sale or retirement of properties, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is reflected currently. Expenditures for maintenance and repairs of $50,862,000 in 1997, $45,030,000 in 1996 and $42,534,000 in 1995 were expensed as incurred, while betterments and replacements were capitalized.

EXCESS OF COST OVER NET ASSETS OF COMPANIES ACQUIRED
Excess of cost over net assets of companies acquired (goodwill) is being amortized on a straight-line basis over periods not exceeding forty years. The recoverability of goodwill is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has current operating losses, and based upon projections there is a likelihood that such operating losses will continue, the Company evaluates whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest during the remaining amortization period. If impairment exists, the carrying amount of the goodwill is reduced to market value. In connection with the Company's impairment review, goodwill was written down by $830,000 during 1996. Amortization and writedowns charged against earnings in 1997, 1996 and 1995 were $10,919,000, $11,337,000 and $10,716,000, respectively.
Accumulated amortization at December 31, 1997 and 1996 was $116,974,000 and $106,055,000, respectively.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (con't)

FOREIGN CURRENCY TRANSLATION
The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into US dollars at exchange rates in effect at year-end, while revenues and expenses are translated at weighted average exchange rates prevailing during the year. The resulting translation gains and losses are charged or credited directly to cumulative translation adjustment, a component of shareholders' equity, and are not included in net income until realized through sale or liquidation of the investment. Foreign exchange gains and losses incurred on foreign currency transactions are included in net income.

DERIVATIVE FINANCIAL INSTRUMENTS
Derivative financial instruments are utilized by the Company to manage foreign exchange risks. The Company has established a control environment which includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold or issue derivative financial instruments for trading purposes.

     Gains and losses on forward exchange contracts designated as hedges of existing assets and liabilities and anticipated transactions are recognized in income as exchange rates change. Gains and losses on forward exchange contracts that hedge firm commitments are deferred and included in the basis of the transactions when they are completed. Gains or losses on forward foreign exchange contracts that hedge foreign investments are not included in income but are recorded in cumulative translation adjustment, a component of shareholders' equity.

     The cost of foreign currency options purchased to hedge anticipated transactions are amortized to expense on a straight-line basis over the life of the option. Gains or losses on purchased options are deferred and included in the basis of the anticipated transactions if, and when, the options are exercised.

ENVIRONMENTAL REMEDIATION AND COMPLIANCE
It is the Company's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Accrued environmental remediation and compliance costs include remedial investigation and feasibility studies, outside legal, consulting and remediation project management fees, projected cost of remediation activities, site closure and post-remediation monitoring costs. At December 31, 1997, the

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

ENVIRONMENTAL REMEDIATION AND COMPLIANCE (con't) potential exposure for such costs is estimated to range from $16,000,000 to $33,000,000 and the Company's balance sheet includes accruals for remediation costs of $28,651,000. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. While the possibility of further recovery of some of the costs from insurance companies exists, the Company does not recognize these recoveries in its financial statements until they are realized. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

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

RESEARCH AND DEVELOPMENT
Research and development costs are charged to expense as incurred and amounted to approximately $13,259,000 in 1997, $12,856,000 in 1996 and $15,176,000 in 1995.

STOCK-BASED COMPENSATION
Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25, which measures compensation cost for stock options as the excess, if any, of the quoted market price of the Company's stock at the grant date over the amount an employee must pay to acquire the stock. As the Company's stock option plans require the option price to be no less than the fair market value of the stock at the date of grant, no compensation expense is recognized by the Company for stock options granted.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

INCOME TAXES
Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities recorded for tax and financial reporting purposes.

     No provision has been made for US or additional foreign taxes on $216,378,000 of undistributed earnings of foreign subsidiaries as those earnings are intended to be permanently reinvested.
Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends.

EARNINGS PER SHARE
The Company implemented SFAS No. 128, "Earnings per Share," in the fourth quarter of 1997; accordingly, the earnings per share amounts for all periods presented have been calculated in accordance with the new standard.

     Basic earnings per share (EPS) for each of the respective years have been computed by dividing the net earnings, after deducting dividends on cumulative convertible preferred stock, by the weighted average number of common shares outstanding during the year. The weighted average number of common shares for 1997, 1996 and 1995 was 9,967,000 shares, 9,880,000 shares and
9,867,000 shares, respectively.

     The computation of diluted EPS is the same as the basic EPS calculation except that the denominator was increased by 47,000 shares in 1997 and 41,000 shares in 1996 for the dilutive effect of stock options calculated using the treasury stock method. Diluted EPS amounts are the same as basic EPS amounts for all periods; accordingly, dual presentation in the income statement is not required. Each share of the Company's preferred stock is convertible into 1.322 shares of common stock; however, conversion of such shares is antidilutive in all periods presented when the preferred stock dividends are added back to the income applicable to common stock.

NOTE 2.  SHORT-TERM INVESTMENTS

At December 31, 1997, the $25,000,000 short-term investment represents the Company's participation in loans made by a group of banks for the benefit of one of the Company's joint ventures. This is a vehicle for improving the yield on temporarily available funds, and does not impact the total amount loaned to the joint venture.

Note 3.  Unbilled Receivables, Net

Unbilled receivables, net consist of the following:

(Amounts in thousands)
At December 31,                                          1997          1996
--------------------------------                          ----          ----

Fixed-price contracts                                   $24,128       $22,640
Cost-reimbursement contracts                              3,649         4,131
                                                        -------       -------
                                                        $27,777       $26,771
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

     Allowances for estimated nonrecoverable costs are primarily to provide for losses which may be sustained on contract costs awaiting funding and for the finalization of indirect expenses. Unbilled amounts at December 31, 1997 and 1996 are reduced by allowances for estimated nonrecoverable costs of $2,073,000 and $2,587,000, respectively.

NOTE 4.  INVENTORIES

The components of inventories are as follows:

(Amounts in thousands)
At December 31,                                         1997              1996
---------------------                                   ----              ----

Finished goods                                       $ 68,570           $ 61,276
Work in process                                        89,442             71,583
Raw materials                                          89,579             89,254
Long-term contract costs                               11,599              8,275
Customer deposits                                     (12,741)            (6,890)
                                                     --------           --------
                                                     $246,449           $223,498
                                                     ========           ========

NOTE 5.  NET ASSETS OF DISCONTINUED OPERATIONS

During 1991, the Company adopted a formal plan to divest Sequa
Capital's investment portfolio and to sell a group of businesses which it classified as discontinued operations. As of December
31, 1997, approximately $361,000,000 of Sequa Capital's

NOTE 5.  NET ASSETS OF DISCONTINUED OPERATIONS  (con't)

investment portfolio had been sold, written down or otherwise disposed of since the Company adopted a formal plan to divest the portfolio. During the same period, the Company repaid approximately $367,000,000 of Sequa Capital's debt. Debt of discontinued operations at December 31, 1997 represents the accreted principal amount of the $25,000,000 in proceeds received from the non-recourse securitization of Sequa Capital's leveraged lease portfolio in 1994. The leveraged lease cash flow stream will service the payment of principal and interest until the loan is paid off. To the extent that the leveraged lease cash flow stream during the next several years is less than the amount necessary to service the debt, the loan will increase.
Subsequent to the payment of the secured indebtedness, the remaining investment in leveraged leases will be liquidated over time as rentals are received and residual values are realized. Disposal activities are ongoing for Sequa Capital's other investments.

     Net assets of discontinued operations approximate net realizable value and have been classified as noncurrent. The amounts the Company will ultimately realize from the leveraged lease portfolio and other investments could differ materially from management's best estimates of their realizable value. A summary of the net assets of discontinued operations follows:


(Amounts in thousands)
At December 31,                                             1997           1996
-----------------------------                              ------         ------
Investment in leveraged leases and
  other investments                                       $144,292       $148,778
Other assets, net                                              445         13,374
Debt                                                       (35,014)       (31,959)
                                                          --------       --------
Net assets of discontinued operations                     $109,723       $130,193
                                                          ========       ========

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following:

(Amounts in thousands)
At December 31,                                        1997               1996
-----------------------------                          ------             ------

Land and improvements                              $   43,580         $   48,185
Buildings and improvements                            225,161            216,146
Machinery and equipment                               751,364            756,673
Construction in progress                               30,097             29,900
                                                   ----------         ----------
                                                    1,050,202          1,050,904
Accumulated depreciation                             (614,722)          (593,393)
                                                   ----------         ----------
                                                   $  435,480         $  457,511
                                                   ==========         ==========

NOTE 7.  INDEBTEDNESS

Long-term debt is as follows:

(Amounts in thousands)
At December 31,                                               1997         1996
-------------------------------                               ----         ----

Senior unsecured notes, at 9 5/8%,
  due 1999                                                  $138,519     $138,519

Senior unsecured notes, at 8 3/4%, due 2001                  109,948      109,948

Medium-term notes, at a weighted average
  interest rate of 10.0%, payable in varying
  amounts through 2001                                        86,275       86,275

Senior subordinated notes, at 9 3/8%,
  due 2003                                                   175,000      175,000

Capital lease obligations, at weighted
  average interest rates of 8.6% and 9.3%,
  respectively, payable in varying amounts
  through 2000                                                14,438       17,818

Other, at weighted average interest rates of
  6.3% and 5.4%, respectively, payable in
  varying amounts through 2004                                 9,065        7,167
                                                            --------     --------
                                                             533,245      534,727

Less current maturities                                      (24,510)      (2,859)
                                                            --------     --------

Total long-term debt                                        $508,735     $531,868
                                                            ========     ========

      In October 1997, the Company entered into a new $150,000,000 revolving credit agreement with a group of banks that extends through October 2002. This agreement replaced an existing revolving credit agreement, which was due to expire in March
1998. The rate of interest payable under the new agreement is, at the Company's option, a function of the prime rate or the Eurodollar rate. The agreement requires the Company to pay a commitment fee, which is subject to adjustment based upon the ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization), at an initial annual rate of
 .275% of the unutilized amount available under the credit line. At December 31, 1997, there were no borrowings outstanding under this facility; however, $5,259,000 of the available credit line was designated for the issuance of letters of credit leaving $144,741,000 of unused credit available.

NOTE 7.  INDEBTEDNESS  (con't)

In 1996, the Company recognized a $369,000 extraordinary loss as a result of the early redemption of debt in the principal amount of $27,608,000. The extraordinary loss consisted of the write-off of the associated debt issue costs plus premiums associated with the redemption, net of income tax benefits of $199,000.

     The aggregate maturities of total long-term debt during the next five years are $24,510,000 in 1998, $146,178,000 in 1999,
$4,960,000 in 2000, $176,298,000 in 2001 and $0 in 2002.

     The Company's loan agreements and indentures contain covenants which, among other matters, limit the ability of the Company to pay dividends, incur indebtedness, make capital expenditures, repurchase common and preferred stock, and repurchase the 9 3/8% senior subordinated notes due 2003. The Company must also maintain a minimum net worth and certain ratios regarding interest coverage and debt to EBITDA, among other restrictions.

NOTE 8.  INCOME TAXES

The components of income (loss) before income taxes were:

(Amounts in thousands)
Year ended December 31,                           1997        1996         1995
-----------------------------                     ----        ----         ----

Domestic                                        $ 17,863    $ (5,097)    $(12,600)
Foreign                                           23,964      31,053       40,079
                                                --------    --------     --------
                                                $ 41,827    $ 25,956     $ 27,479
                                                ========    ========     ========

The income tax provision (benefit) consisted of:

(Amounts in thousands)
Year ended December 31,                             1997        1996         1995
---------------------------                         ----        ----         ----

United States Federal
  Current                                       $    142    $   (374)    $    144
  Deferred                                         9,283       3,087       (3,251)
State and local                                    1,569       1,128        5,508
Foreign                                           11,206      12,559       16,299
                                                --------    --------     --------
                                                $ 22,200    $ 16,400     $ 18,700
                                                ========    ========     ========

NOTE 8.  INCOME TAXES  (con't)

The income tax provision is different from the amount computed by applying the US Federal statutory income tax rate of 35% to income before income taxes. The reasons for this difference are as follows:

(Amounts in thousands)
Year ended December 31,                          1997         1996        1995
----------------------------                      ----         ----         ----

Computed income taxes at statutory
  rate                                        $ 14,639     $  9,085     $  9,618
State and local taxes, net of
  Federal income tax benefit                     1,020          733        3,580
Goodwill amortization                            3,424        3,691        4,741
Benefit from Foreign Sales
  Corporations                                    -            -          (1,296)
Foreign subsidiaries at different
  tax rates                                     (1,370)        (410)        (835)
Foreign losses not benefitted                    4,189        2,100        3,106
Other, net                                         298        1,201         (214)
                                               -------     --------     --------
                                               $22,200     $ 16,400     $ 18,700
                                               =======     ========     ========

     The deferred tax provision represents the change in deferred tax liabilities and assets from the beginning of the year to the end of the year resulting from changes in the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

NOTE 8.  INCOME TAXES  (con't)

     Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities are as follows:

(Amounts in thousands)
At December 31,                                                1997
-------------------------                             ---------------------
                                                      Deferred      Deferred
                                                        Tax            Tax
                                                      Assets       Liabilities
                                                    ----------     -----------

Accounts receivable allowances                         $  3,184       $   -
Inventory valuation differences                          21,975          6,408
Recognition of income on
  long-term contracts                                     3,754          5,697
Depreciation                                             11,181         49,909
Lease and finance transactions                             -           124,639
Accruals not currently deductible
  for tax purposes                                       78,755           -
Tax net operating loss carryforward                      74,275           -
Alternative minimum tax (AMT)
  credit carryforward                                    20,680           -
Other tax credit carryforwards                           10,681           -
All other                                                19,573         15,065
                                                       --------       --------
    Subtotal                                            244,058        201,718
Valuation allowance                                      (9,409)          -
                                                       --------       --------
Total deferred taxes                                   $234,649       $201,718
                                                       ========       ========

(Amounts in thousands)
At December 31,                                                   1996
------------------------                                ---------------------
                                                        Deferred      Deferred
                                                         Tax             Tax
                                                        Assets        Liabilities

Accounts receivable allowances                         $  2,990       $   -
Inventory valuation differences                          21,083          6,330
Recognition of income on
  long-term contracts                                     4,196          6,285
Depreciation                                             11,982         54,909
Lease and finance transactions                             -           125,503
Accruals not currently deductible
  for tax purposes                                       88,171           -
Tax net operating loss carryforward                      81,433           -
Tax capital loss carryforward                               319           -
Alternative minimum tax (AMT)
  credit carryforward                                    23,094           -
Other tax credit carryforwards                           11,667           -
All other                                                18,011         16,126
                                                       --------       --------
    Subtotal                                            262,946        209,153
Valuation allowance                                     (11,476)          -
                                                       --------       --------
Total deferred taxes                                   $251,470       $209,153
                                                       ========       ========

NOTE 8.  INCOME TAXES  (con't)

The Company has a potential issue with the Internal Revenue Service involving the 1989 restructuring of two subsidiaries. At December 31, 1997, the amount involved, including interest from the date of the resulting tax refund, was approximately $75,000,000. While management believes its tax position in this matter is appropriate, it has taken the conservative position of providing reserves to cover an adverse outcome.

    At December 31, 1997, net current deferred tax assets of $52,009,000 are netted against $94,379,000 of current taxes payable and net noncurrent deferred tax liabilities of $19,078,000 are presented as a single amount in the Consolidated Balance Sheet. At December 31, 1996, net current deferred tax assets of $55,969,000 are netted against $96,360,000 of current taxes payable and net noncurrent deferred tax liabilities of $13,652,000 are presented as a single amount in the Consolidated Balance Sheet.

    A valuation allowance has been established to reduce the deferred tax asset recorded for certain tax credits which may expire unutilized in 1998 through 2011 and to reduce the tax benefit recorded for a portion of the cumulative losses of the Company's French subsidiaries. The AMT credit carryforward does not expire and can be carried forward indefinitely. The Company has a domestic tax net operating loss carryforward of $212,215,000 at December 31, 1997 that expires in 2006 through 2011.

    Although the Company has experienced book and tax domestic losses prior to 1997, the Company has returned to domestic profitability and management believes that domestic net operating loss carryforwards will be utilized before their expiration through future reversals of existing taxable temporary differences and future earnings. The domestic losses were largely attributable to loss provisions recorded during 1991 and 1992 for the Company's discontinued leasing unit and operating losses incurred by Gas Turbine from 1993 through 1995. The Company has divested itself of a significant portion of Sequa Capital's assets and has decreased interest expense by significantly reducing debt levels. In addition, despite costs related to litigation with United Technologies Corporation, Gas Turbine was profitable during 1996 and 1997 due to rising demand from the commercial airline markets for jet engine component repair and increased demand from the manufacturers of jet engines.

    The Company's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions, the state of the airline industry and other major markets, competitive pressures on sales and

NOTE 8.  INCOME TAXES  (con't)

margins, and other factors beyond management's control. There can be no assurance that the Company will meet its expectations for future domestic taxable income in the carryforward period; however, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income will be sufficient to fully realize the net domestic deferred tax assets at December 31, 1997. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future domestic taxable income during the carryforward period are reduced.

NOTE 9.  ACCRUED EXPENSES

The Company's accrued expenses consist of the following items:

(Amounts in thousands)
At December 31,                                             1997           1996
------------------------------                              ----           ----

Salaries and wages                                        $ 42,997       $ 38,179
Current portion of environmental
  liabilities                                               10,000         10,000
Current portion of self-insurance
  liabilities                                                5,500          5,100
Current portion of pension liabilities                       1,625          1,633
Warranty                                                    14,315          6,371
Customer rebates                                            10,036          8,470
Legal fees                                                   4,508          8,413
Royalties                                                    7,964          5,704
Interest                                                     5,590          5,642
Insurance                                                    5,435          5,912
Taxes other than income                                      4,164          4,133
Other                                                       51,711         50,824
                                                          --------       --------
                                                          $163,845       $150,381
                                                          ========       ========

NOTE 10.  FINANCIAL INSTRUMENTS

The Company utilizes forward foreign exchange contracts and purchased foreign currency options to reduce exposure to foreign currency fluctuations on existing assets and liabilities, firm commitments and anticipated transactions. The Company's accounting policies with respect to these financial instruments are described in Note 1. At December 31, 1997 and 1996, the Company had forward foreign exchange contracts outstanding with notional amounts of $22,511,000 and $30,644,000, respectively.

NOTE 10.  FINANCIAL INSTRUMENTS  (con't)

      The following table presents the carrying amounts and fair values of the Company's financial instruments:

(Amounts in thousands)
At December 31,                            1997                    1996
                                       ------------            ------------
                                      Carrying  Fair          Carrying  Fair
                                       Amount   Value          Amount   Value

Assets
  Forward foreign exchange
     contracts                        $    309   $    309      $  1,129   $  2,795

Liabilities
  Current and long-term
     debt                              533,245    552,664       534,727    544,424
  Forward foreign exchange
     contracts                             192        192          -          -

     The fair value of the Company's debt is primarily based upon quoted market prices of the Company's publicly traded debt securities. The fair value of forward foreign exchange contracts is based on year-end exchange rates.

     At December 31, 1997, the Company was contingently liable for outstanding letters of credit, not reflected in the accompanying consolidated financial statements, in the aggregate amount of $45,831,000. The Company is not currently aware of any existing conditions which would cause risk of loss relative to outstanding letters of credit. The Company was also contingently liable at December 31, 1997 for $25,000,000 in guarantees of debt owed by BAICO, one of the Company's unconsolidated joint ventures. In January 1998, the Company increased its ownership in BAICO to 100% and BAICO's debt was repaid.

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

     The status of all the Company's significant funded domestic and foreign defined benefit plans was as follows:

(Amounts in thousands)
At December 31,
                                                         1997             1996

Actuarial present value of benefit
  obligations:

  Vested benefit obligation                            $243,323         $217,738

  Accumulated benefit obligation                        248,252          221,543

  Projected benefit obligation                          265,442          235,851

  Plan assets at fair value                             292,085          239,633
                                                       --------          -------

  Excess of assets over projected
    benefit obligation                                   26,643            3,782

  Unrecognized net transition asset                      (2,469)          (3,147)

  Unrecognized prior service cost                         4,063            3,750

  Unrecognized net (gain) loss                          (23,572)           1,306
                                                       --------          -------

Prepaid pension cost                                   $  4,665          $ 5,691
                                                       ========          =======

Included in:
  Deferred charges                                     $  8,846          $ 7,433
  Accrued expenses                                      ( 1,625)          (1,633)
  Other noncurrent liabilities                           (2,556)            (109)
                                                       --------          -------
Prepaid pension cost                                   $  4,665          $ 5,691
                                                       ========          =======


At December 31, 1997 and 1996, plan assets exceeded the accumulated benefit obligation for each and every funded defined benefit plan aggregated above. The plans' assets consist primarily of listed common stock, pooled equity funds, index funds, debt instruments and real estate funds. At December 31, 1997 and 1996, the plans' assets included Company stock with market values of $34,889,000 and $21,051,000, respectively.

NOTE 11.   PENSION PLANS AND POSTRETIREMENT BENEFITS  (con't)

Assumptions used in accounting for all the Company's significant funded domestic and foreign defined benefit plans were:

At December 31,                                          1997    1996    1995
-----------------                                        ----    ----    ----
Discount rate for obligations                            7.25%     7.5%      7.5%
Rate of increase in compensation levels                  4.5%      4.5%      4.5%
Expected long-term rate of return on
  plan assets                                            9.0%      9.0%      9.0%

The periodic net pension cost of all the Company's significant funded domestic and foreign defined benefit plans includes the following components:

(Amounts in thousands)
Year ended December 31,                         1997         1996          1995
---------------------------                     ----         ----          ----

Service cost for benefits earned              $ 7,886      $ 6,886       $ 7,096

Interest cost on projected benefit
  obligation                                   17,966       16,147        14,908

Actual return on plan assets                  (56,878)     (34,918)      (22,308)

Net amortization and deferral                  35,694       16,739         6,443
                                              -------      -------       -------
                                              $ 4,668      $ 4,854       $ 6,139
                                              =======      =======       =======

     The net amortization and deferral component of pension cost includes deferred asset gains of $25,906,000 in 1997, $11,945,000 in 1996 and $7,453,000 in 1995. These unrecognized gains resulted from actual returns on plan assets exceeding the expected returns on plan assets. Such deferred gains are subject to amortization in future periods. Pension expense includes a curtailment loss of $402,000 in 1997 and a curtailment gain of $612,000 in 1995.

     Employees not covered by the defined benefit plans discussed above generally are covered by multiemployer plans as part of collective bargaining agreements or by small local plans.
Pension expense for these multiemployer plans and small local plans was not significant in the aggregate.

     The Company also has several unfunded supplemental executive retirement plans for certain key executives. These plans provide for benefits that supplement those provided by the Company's other retirement plans. At December 31, 1997 and 1996, the projected benefit obligation for these plans was $15,050,000 and $11,426,000, respectively, and is included in Other noncurrent

NOTE 11.   PENSION PLANS AND POSTRETIREMENT BENEFITS  (con't)

liabilities in the accompanying Consolidated Balance Sheet. The expense for these plans was $1,321,000 in 1997, $1,948,000 in 1996 and $1,755,000 in 1995.

     The Company's domestic non-union employees are eligible to participate in the Company's 401(k) plans. Expenses recorded for the Company's matching contributions under these plans were $4,991,000 in 1997, $4,314,000 in 1996 and $3,542,000 in 1995.

     Postretirement health care and other insurance benefits are provided to certain retirees. The actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, are as follows:

(Amounts in thousands)
At December 31,                                     1997         1996
---------------------                              ------       ------

Accumulated postretirement benefit
  obligation
      Retirees                                     $1,345      $ 1,420
      Employees fully eligible                        447          377
      Other active participants                       514          734
                                                   ------        -----
        Total                                       2,306        2,531
Unrecognized prior service cost                     1,192        1,288
Unrecognized net loss                              (1,234)      (1,728)
Unrecognized transition obligation                 (1,162)      (1,240)
                                                   ------      -------
Postretirement benefit liability                   $1,102      $   851
                                                   ======      =======

Net periodic postretirement benefit cost includes the following components:

(Amounts in thousands)
Year ended December 31,                              1997      1996      1995
--------------------------                           ----      ----      ----
Service cost for benefits earned                     $142      $139      $124
Interest cost on accumulated
  postretirement benefit obligation                   189       223       228
Amortization of net (gain) loss                       159       (22)      (15)
Amortization of unrecognized prior
  service cost                                       (151)       28        -
Amortization of transition obligation                  77       154       154
                                                     ----      ----      ----
Net periodic postretirement benefit
  cost                                               $416      $522      $491
                                                     ====      ====      ====

     The accumulated postretirement benefit obligation was determined using a discount rate of 7.25% at December 31, 1997 and 7.5% at December 31, 1996 and 1995, and an average health care cost trend rate of approximately 9% progressively decreasing to approximately 6% in the year 2006 and thereafter.

NOTE 11.   PENSION PLANS AND POSTRETIREMENT BENEFITS  (con't)

     Increasing the assumed health care cost trend rates by one percentage point in each year and holding all other assumptions constant would increase the accumulated postretirement benefit obligation as of December 31, 1997 by approximately $123,000 and increase the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for 1997 by approximately $21,000.

NOTE 12.  CAPITAL STOCK

The Company's capital stock consists of Class A and Class B common stock and $5.00 cumulative convertible preferred stock. Holders of Class A common stock have one vote per share, holders of Class B common stock have ten votes per share, and preferred stockholders have one vote per share. Holders of Class B common stock are entitled to convert their shares into Class A common stock at any time on a share-for-share basis. Each share of $5.00 cumulative convertible preferred stock is convertible into
1.322 shares of Class A common stock. The preferred stock is redeemable, at the option of the Company, at $100 per share.

     At December 31, 1997, 4,277,442 shares of Sequa Class A common stock were reserved for the conversion of preferred and Class B common stock, and for the exercise of outstanding stock options.

     The following table summarizes shares held in treasury:

At December 31,                                     1997         1996        1995
--------------------                                ----         ----        ----

Class A common stock                              512,643      614,100     652,000
Class B common stock                              397,283      396,283     396,283
Preferred stock                                   186,690      186,690     163,489

NOTE 13.  STOCK OPTIONS AND GRANTS

The Company has two incentive and nonqualified stock option plans in effect: the 1986 Stock Option Plan and the 1988 Stock Option Plan. These plans provide for the granting of options of the Company's Class A common stock to key employees. The option price per share may not be less than the fair market value of a share on the date the option is granted, and the maximum term of an option may not exceed ten years. Options vest in three equal annual installments, commencing on the first anniversary of the grant date. Authority to grant options under the 1986 Stock Option Plan expired during 1996 and authority to grant options under the 1988 Stock Option Plan expired January 25, 1998. The following table summarizes the activity related to the Company's stock options for the three years ended December 31, 1997:


                                                                      Weighted
                                                                       Average
                                                         Options        Price
                                                         -------        -----
OUTSTANDING AT DECEMBER 31, 1994                         305,800        $32.60
   Granted                                                12,200        $25.48
   Expired or Cancelled                                  (25,000)       $33.89
   Exercised                                                -              -
                                                         -------
OUTSTANDING AT DECEMBER 31, 1995                         293,000        $32.18
   Granted                                                 1,800        $43.40
   Expired or Cancelled                                  (16,334)       $35.28
   Exercised                                             (46,121)       $32.33
                                                         -------
OUTSTANDING AT DECEMBER 31, 1996                         232,345        $32.02
   Granted                                                16,000        $50.38
   Expired or Cancelled                                   (3,010)       $32.25
   Exercised                                            (104,237)       $32.31
                                                         -------
OUTSTANDING AT DECEMBER 31, 1997                         141,098        $33.91
                                                         =======

EXERCISABLE AT
   December 31, 1995                                     183,534        $32.62
   December 31, 1996                                     221,578        $32.15
   December 31, 1997                                     120,631        $31.88

     In February 1998, the Board of Directors approved the 1998 Stock Option Plan pursuant to which options for up to 500,000 shares of the Company's Class A common stock may be granted to key employees. This plan is subject to stockholders' approval at the Company's annual meeting to be held in May 1998.

     Under the provisions of APB Opinion No. 25, the Company has recognized no compensation expense for stock options granted.
Pro forma compensation expense determined under the fair-value provisions of SFAS No. 123 is not material due to the insignificant number of options granted.

Note 13.  Stock Options and Grants  (con't)

     During 1994, 32,052 shares of the Company's Class A common stock held in treasury were granted to certain key employees. Such stock was subject to restrictions which prohibited sale or transfer by the grantee for periods of three to five years and required forfeiture by the employee in the event of employment termination within the restricted periods. The market value of the shares granted was $831,000 and has been amortized to expense over the respective periods in which the restrictions lapse. The charge to operations was $165,000 in 1997, $223,000 in 1996 and $258,000 in 1995. As of December 31, 1997, the entire original value of the grant has been reduced to zero through amortization and employee forfeitures.

NOTE 14.  ACQUISITIONS AND DISPOSITIONS

In December 1997, the Company sold Northern Can Systems, a supplier of metal lids, for cash proceeds of $28,178,000. No pre-tax gain or loss resulted from the sale. Northern Can Systems had revenues of $32,904,000, $26,179,000 and $16,664,000 in 1997, 1996 and 1995, respectively, and operating income of $1,781,000 and $1,005,000 in 1997 and 1996, respectively, and an operating loss of $720,000 in 1995. The consolidated financial statements and accompanying notes reflect the operating results of Northern Can Systems as a continuing operation.

     In May 1997, the Company purchased Sedgefield Specialties, a specialty chemicals supplier to the textile industry, for $13,853,000. In August 1997, the Company purchased TEC Systems, a manufacturer of dryers and environmental equipment for paper, printing and other industrial applications, for $18,839,000. These acquisitions have been accounted for as purchases; accordingly, operating results are included in the Consolidated Statement of Income from the dates of purchase. Pro forma combined results of operations giving effect to these acquisitions would not vary materially from historical results.

     In December 1995, the Company sold substantially all of the business and operating assets, excluding billed receivables, of Kollsman for cash proceeds of $49,612,000. The sale resulted in a pre-tax gain of $6,461,000 included in Other, net. Kollsman had revenues of $97,271,000 and operating income of $12,857,000 in 1995. The consolidated financial statements and accompanying notes reflect the operating results of Kollsman as a continuing operation in 1995.

     In July 1995, the Company purchased two coil coating operations from Enamel Products and Plating Co. (EP&P) for $38,258,000. In connection with the acquisition, the Company entered into an operating lease with a financial institution for the rental of a metal coating line located at one of the EP&P

NOTE 14.  ACQUISITIONS AND DISPOSITIONS  (con't)

facilities. This acquisition has been accounted for as a purchase; accordingly, operating results are included in the Consolidated Statement of Income from the date of purchase. Pro forma combined results of operations giving effect to this purchase would not vary materially from historical results.

NOTE 15.  OTHER, NET

Other, net includes the following income (expense) items:

(Amounts in thousands)
Year ended December 31,                       1997        1996        1995


Gain on sale of property, plant
  and equipment                             $ 2,465    $  8,268     $  4,646

Amortization of capitalized
  debt costs                                 (1,381)     (2,145)      (2,145)

Letters of credit and commitment
  fees                                       (1,596)     (2,019)      (2,741)

Gain on sale of Kollsman                       -           -           6,461

Gain on sale of investment                     -           -           2,664

Dividend income                                -           -           2,080

Income (loss) on cash surrender
  value of corporate-owned
  life insurance                              1,321        (150)        -

Other                                           334         329         (207)
                                            -------     -------     --------
                                            $ 1,143     $ 4,283     $ 10,758
                                            =======     =======     ========

NOTE 16.  OPERATING LEASES

Certain businesses of the Company utilize leased premises or equipment under noncancelable agreements having initial or remaining terms of more than one year. The majority of the real property leases require the Company to pay maintenance, insurance and real estate taxes. Rental expense totaled $17,083,000, $18,065,000 and $17,826,000 in 1997, 1996 and 1995, respectively.

     At December 31, 1997, future minimum lease payments under noncancelable operating leases are as follows:

(Amounts in thousands)
1998                                                 $11,565
1999                                                   9,314
2000                                                   7,879
2001                                                   6,531
2002                                                   5,999
After 2002                                            20,186
                                                     -------
                                                     $61,474
                                                     =======

NOTE 17.  SUPPLEMENTAL CASH FLOW INFORMATION

Net cash provided by discontinued operations primarily represents the net proceeds from the divestiture and run off of Sequa
Capital's investment portfolio.

Selected noncash activities and cash payments were as follows:

(Amounts in thousands)
Year ended December 31,                          1997          1996          1995
----------------------

Noncash activities:
    Acquisitions of businesses:
      Fair value of assets acquired            $58,804       $  -          $44,868
      Cash paid                                 36,058          -           42,659
                                               -------       -------       -------
      Liabilities assumed                       22,746          -            2,209

    Tax benefits related to stock
      options and stock grants                     982          -              -

Interest paid                                   50,350        52,417        53,436

NOTE 18.  SEGMENT INFORMATION

Sequa Corporation is a diversified industrial company that produces a broad range of products in four industry segments:
Aerospace, Machinery and Metal Coatings, Specialty Chemicals and
Other Products.

   The Aerospace segment includes two operating units: Chromalloy Gas Turbine and ARC Propulsion. Gas Turbine, the largest of the Company's operating units, manufactures and repairs gas turbine engine components, principally for domestic and international airlines, original equipment manufacturers and the US military. ARC Propulsion manufactures solid rocket propulsion systems for use primarily in tactical military weapons sold to the US Government, automotive airbag components and liquid propellant motors for use on commercial satellites.

   The Machinery and Metal Coatings segment is composed of Precoat Metals, Sequa Can Machinery and MEGTEC. Precoat Metals applies polymer coatings to continuous steel and aluminum coil for the nationwide building products market, the diverse markets for manufactured products, and the container market. Sequa Can Machinery produces high speed equipment to form and decorate two-piece metal cans for the worldwide container industry. MEGTEC provides auxiliary press equipment for web offset printing, and dryers and environmental control equipment for the international industrial, paper and printing markets.

   The Specialty Chemicals segment is composed of Warwick International and Sequa Chemicals. Warwick produces bleach activators for powdered laundry detergent products sold principally in European markets. Sequa Chemicals produces a broad range of specialty chemicals primarily for domestic textile, paper, graphic arts and building products markets.

   The Other Products segment is composed of three primary businesses: Casco Products, the men's apparel unit and Northern Can Systems. Casco manufactures cigarette lighters, power outlets and electronic monitoring devices primarily for North American automobile manufacturers. The men's apparel unit designs and manufactures men's formalwear and accessories for the North American market. Northern Can Systems, which produces easy-open steel lids for the domestic and international food processing industry, was sold in December 1997.

NOTE 18.  SEGMENT INFORMATION  (con't)

Operations by business segment is presented below:

(Amounts in thousands)
Year ended December 31,                      1997          1996           1995
---------------------------               ----------    ----------     ----------

AEROSPACE
Sales                                    $  904,999     $  793,617     $  785,627
Operating income                             61,730         15,658         10,179
Identifiable assets                         899,576        889,000        956,120
Capital expenditures                         41,053         26,519         27,312
Depreciation and amortization                54,051         60,512         67,740

MACHINERY AND METAL COATINGS
Sales                                    $  340,649     $  350,991     $  312,891
Operating income                             11,477         27,216         32,287
Identifiable assets                         242,852        214,916        210,850
Capital expenditures                         10,815         10,877         10,062
Depreciation and amortization                10,436         10,524          8,528

SPECIALTY CHEMICALS
Sales                                    $  215,121     $  217,996     $  243,030
Operating income                             26,666         38,026         44,394
Identifiable assets                         207,312        177,282        163,112
Capital expenditures                          7,804          8,016         14,523
Depreciation and amortization                13,494         12,314         12,123

OTHER PRODUCTS
Sales                                    $  134,356     $   96,425     $   72,591
Operating income                             14,240         11,697          7,671
Identifiable assets                          61,903         64,118         74,706
Capital expenditures                          7,485          4,242          4,393
Depreciation and amortization                 5,953          5,665          5,592

CORPORATE
Expenses                                 $  (29,406)    $  (27,439)    $  (26,604)
Identifiable assets (a)                     180,032        202,846        217,190
Capital expenditures                          1,803            574            609
Depreciation and amortization                 1,881          2,572          2,502

TOTALS
Sales                                    $1,595,125     $1,459,029     $1,414,139
Operating income                             84,707         65,158         67,927
Identifiable assets                       1,591,675      1,548,162      1,621,978
Capital expenditures                         68,960         50,228         56,899
Depreciation and amortization                85,815         91,587         96,485


(a)   Includes net assets of discontinued operations.

NOTE 18.  SEGMENT INFORMATION  (con't)

Geographic data is presented below:

GEOGRAPHIC DATA

(Amounts in thousands)
Year ended December 31,                   1997            1996            1995
-----------------------                   ----            ----            ----

SALES
 United States                        $1,231,509       $1,078,940      $1,027,390
 Europe                                  363,616          380,089         386,749
                                      ----------       ----------      ----------
 Total                                $1,595,125       $1,459,029      $1,414,139
                                      ==========       ==========      ==========

OPERATING INCOME

 United States                        $   87,431       $   56,601      $   57,335
 Europe                                   26,682           35,996          37,196
 Corporate expenses                      (29,406)         (27,439)        (26,604)
                                      ----------       ----------      ----------
 Total                                $   84,707       $   65,158      $   67,927
                                      =========        =========      =========

At December 31,                           1997            1996            1995
------------------                        ----            ----            ----

IDENTIFIABLE ASSETS
-------------------
 United States                        $1,088,281       $1,030,260      $1,089,438
 Europe                                  323,362          315,056         315,350
 Corporate and discontinued
  operations                             180,032          202,846         217,190
                                      ----------       ----------      ----------
 Total                                $1,591,675       $1,548,162      $1,621,978
                                      ==========       ==========      ==========

     Operating income includes all costs and expenses directly related to the segment or geographic area. Identifiable assets are those used in each segment's operation.

     No single commercial customer accounted for more than 10% of sales in any year.

Export sales were as follows:

(Amounts in thousands)
Year ended December 31,                     1997            1996            1995
---------------------------                 ----            ----            ----

Europe                                   $142,067         $117,873        $121,918
Asia Pacific                               82,003           76,830          74,830
Middle East                                15,231           19,330          15,737
Canada                                     31,248           28,253          27,241
Central and South America                  41,060           33,637          31,725
Other                                      14,580           21,089          15,680
                                         --------         --------        --------
                                         $326,189         $297,012        $287,131
                                         ========         ========        ========

NOTE 18.  SEGMENT INFORMATION  (con't)

The largest single contract with any one US Government agency accounted for approximately 1% of sales in 1997 and 1996, and 2% in 1995. Prime and subcontracts with all government agencies accounted for approximately 10% of sales in 1997 and 1996, and approximately 11% of sales in 1995.

NOTE 19.  CONTINGENCIES

The Company is involved in a number of claims, lawsuits and proceedings (environmental and otherwise) which arose in the ordinary course of business. Other litigation is pending against the Company involving allegations that are not routine and include, in certain cases, compensatory and punitive damage claims. Included in this other class of litigation is an action commenced on July 11, 1995 by United Technologies Corporation
(UTC) through its Pratt & Whitney division against Chromalloy Gas Turbine Corporation (Chromalloy) in the United States District Court for the District of Delaware. The complaint seeks unspecified monetary damages and injunctive relief based upon alleged breaches of certain license agreements, alleged infringement of patents and misuse of Pratt & Whitney intellectual property. Chromalloy's answer denies UTC's claims, and Chromalloy's counterclaims against UTC seek monetary, declaratory and injunctive relief based on UTC's breaches of license agreements, failure to return royalty overpayments, patent invalidity, and patent misuse. On May 1, 1997, the Court granted summary judgment in favor of Chromalloy dismissing two of the more substantial UTC royalty claims, and also granted summary judgment in favor of Chromalloy on one of its counterclaims. Chromalloy and UTC settled several of UTC's other claims, including all of the claims scheduled for trial in May and November 1997. As part of the agreement to settle, certain of UTC's claims were dismissed with prejudice, and UTC recognized
Chromalloy's license to perform certain repairs.   In return,
Chromalloy agreed to pay UTC royalties, which resulted in a July 3, 1997 payment to UTC in the amount of $1,200,000, after taking into account offsetting credits that UTC owed to Chromalloy.
This payment was charged to accruals previously set up for this purpose.

      On December 10, 1997, the Court issued a series of rulings relating to nine separate motions. As part of these rulings, the Court granted Chromalloy's motion for summary judgment dismissing UTC's claims that Chromalloy had breached one of the license agreements between the parties. The Court also granted Chromalloy's motion for leave to file a fourth amended pleading, which contains additional breach of contract claims against UTC, affirmed previous rulings dismissing certain UTC claims, and denied a number of partial summary judgment motions. On December 19, 1997, the parties concluded a six-day bench trial on Chromalloy's counterclaim for certain breaches of one of the

NOTE 19.  CONTINGENCIES  (con't)

license agreements between the parties. The parties are awaiting the Court's decision on those claims. A July 1998 trial date has been set for additional claims by both UTC and Chromalloy, and other remaining claims have not yet been scheduled for trial. Discovery on these claims is ongoing. It would be premature at this stage for management to make an evaluation of the likely outcome of either UTC's remaining claims or Chromalloy's remaining counterclaims.

      On August 29, 1995, Chromalloy filed suit against UTC in the 131st District Court of Bexar County, Texas. This suit sought unspecified damages and injunctive relief for alleged violations by UTC of the Texas Free Enterprise and Antitrust Act. Chromalloy's claims focused on allegedly illegal, exclusionary and monopolistic activities with respect to the aftermarket for Pratt & Whitney commercial jet engine components. UTC filed counterclaims against Chromalloy for alleged breach of contract and unfair competition. After a three-month trial, which commenced on August 26, 1996, the jury unanimously found UTC had attempted to monopolize the relevant market in a way which materially harmed Chromalloy, and found UTC's conduct to be "willful" or "flagrant." However, the jury awarded no monetary damages. The jury awarded no relief on any of UTC's counterclaims. On May 19, 1997, the Court denied Chromalloy's request for injunctive relief and refused to award UTC any relief on its counterclaims. Chromalloy is appealing the denial of injunctive relief to the Fourth Court of Appeals in Bexar County, Texas and believes there are ample grounds for appeal. The Court has set the oral argument for April 8, 1998 in San Antonio, Texas. The parties currently are in the process of briefing the issues raised by that appeal.

      On October 17, 1996, Chromalloy filed suit against UTC in the United States District Court for the District of Delaware. The suit seeks unspecified damages for and injunctive relief against alleged infringement of Chromalloy patents. On December 6, 1996, UTC filed its answer asserting several affirmative defenses and four counterclaims. On January 21, 1997, Chromalloy filed a reply to UTC's counterclaims and also filed a motion to dismiss two of those four counterclaims. In response to that motion, UTC agreed to dismiss one of the counterclaims. The motion to dismiss the other counterclaim was granted on September
29, 1997.   The Court has set the trial date for September 2,
1998. Discovery is ongoing. It would be premature at this stage for management to make an evaluation of the likely outcome of this matter.

      During 1997 and 1996, the Company incurred $9,907,000 and
$33,040,000, respectively, in costs related to litigation with UTC.

NOTE 19.  CONTINGENCIES  (con't)

      Chromalloy competes for turbine engine repair business with a number of other companies, including the original equipment manufacturers (OEMs). Such OEMs generally have obligations (contractual and otherwise) to approve vendors to manufacture components for their engines and/or perform repair services on their engines and components. Chromalloy has a number of such approvals, including licensing agreements, which allow it to manufacture and repair certain components of flight engines. The loss of a major OEM's approval to manufacture or repair components for such OEM's engines could have an adverse effect on Chromalloy, although management believes it has certain actions available to it to mitigate the adverse effect.

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

NOTE 20.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Amounts in thousands, except per share)
1997 Quarter ended                                        March 31        June 30          Sept. 30        Dec. 31        Year
------------------                                        --------        -------          --------        -------      ----------

Sales                                                     $373,328        $393,458         $391,333        $437,006     $1,595,125
Cost of sales                                              303,609         317,319          313,738         351,163      1,285,829
Operating income                                            14,389          23,895           23,359          23,064         84,707
Net income                                                $  1,525        $  4,555         $  6,649        $  6,898     $   19,627
                                                          ========        ========         ========        ========     ==========

Basic and diluted earnings per share:
  Net income                                             $   0.08         $   0.38        $   0.59        $   0.61      $     1.66
                                                         ========         ========        ========        ========      ==========

1996 Quarter ended                                        March 31        June 30          Sept. 30        Dec. 31          Year
------------------                                        --------        -------          --------        -------      ----------

Sales                                                     $349,126        $361,436         $367,723        $380,744     $1,459,029
Cost of sales                                              283,872         288,565          297,734         290,021      1,160,192
Operating income                                            10,122          13,021            7,182          34,833         65,158
Income (loss) before extraordinary item                     (3,753)         (1,385)           2,849          11,845          9,556
Extraordinary loss                                            -               -                (369)           -              (369)
Net income (loss)                                         $ (3,753)       $ (1,385)        $  2,480        $ 11,845     $    9,187
                                                          ========        ========         ========        ========     ==========

Basic and diluted earnings (loss) per share:
  Net income (loss) before extraordinary
    item                                                 $  (0.46)        $  (0.22)       $   0.21        $   1.12      $     0.65
  Extraordinary loss                                           -                -             (.04)              -            (.04)
                                                          --------         --------       --------          --------    ----------
  Net income (loss)                                      $  (0.46)        $  (0.22)       $   0.17        $   1.12      $     0.61
                                                         ========         ========        ========        ========      ==========


The following unusual item is included in the quarterly financial information:

Operating income for the fourth quarter of 1996 includes the reversal of $7,859,000 of workers'
compensation insurance reserves, which were actuarially determined to be in excess of requirements.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------  -----------------------------------------------------

   None.


                                     PART III
                                     --------


ITEMS 10. THROUGH 13.
--------- -----------

      The information required by Item 10 with respect to executive officers is contained on page 14 of this Annual Report on Form 10-K and is hereby incorporated by reference.

      The Company intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation
14A involving the election of directors not later than 120 days after the end of its fiscal year ended December 31, 1997. Accordingly, the information required by Part III (Items 10, concerning Sequa's directors and disclosure pursuant to Item 405 of Regulation S-K, and items 11, 12 and 13) is incorporated herein by reference to such definitive proxy statement in accordance with General Instruction G(3) to Form 10-K.

                                         PART IV
                                         -------

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
--------    --------------------------------------------------------
            FORM 8-K.
            ---------

(a)  1.    Financial Statements:
           ---------------------

           The following consolidated financial statements are included in Part II of this Annual Report on Form 10-K:


                                                                      Page Numbers
                                                                      in this Annual
                                                                      Report on Form
                                                                             10-K

     Report of Independent Public Accountants.                                 31

     Consolidated Balance Sheet as of December 31,
     1997 and 1996.                                                         32-33

     Consolidated Statement of Income for the three
     years ended December 31, 1997.                                            34

     Consolidated Statement of Cash Flows for the three
     years ended December 31, 1997.                                            35

     Consolidated Statement of Shareholders' Equity for
     the three years ended December 31, 1997.                                  36

     Notes to Consolidated Financial Statements.                            37-65


     2.    Financial Statement Schedules:
           ------------------------------

     Financial statement schedules are omitted due to the absence of conditions under which they are required.

3.   Exhibits
     --------

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

10.1 - $150 Million Credit Agreement, dated as of October 10, 1997, among Sequa, certain Subsidiary Guarantors of Sequa, certain Lenders, The Chase Manhattan Bank as Swingline Lender, Issuing Bank and Administrative Agent and The Bank of New York, as Issuing Bank (filed herewith).


                        COMPENSATORY PLANS OR ARRANGEMENTS

10.2 -     1998 Key Employees Stock Option Plan (filed herewith).

10.3 - Sequa Corporation Management Incentive Bonus Program for Corporate Executive Officers (Revised for 1998) (filed herewith).

                    COMPENSATORY PLANS OR ARRANGEMENTS  (con't)

10.4 - Sequa's Supplemental Executive Retirement Plans I, II, and III, effective as of January 1, 1990 (incorporated by reference to Exhibit 10(c) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1990, filed on April 1, 1991) and amendments thereto (incorporated by reference to Exhibit 10(c) of Sequa's Annual Report on Form 10-K, File
           No. 1-804, for the year ended December 31, 1991, filed on March 30, 1992).

10.5 - Sequa Corporation Management Incentive Bonus Program for Corporate Non-Executive Officers and Corporate Staff
           (Revised for 1998) (filed herewith).

10.6 - Letter Agreements, dated May 24, 1984, by and between Norman E. Alexander and Sequa, and Stuart Z. Krinsly and Sequa (incorporated by reference to Exhibit 10(h) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1989, filed on March 30,
           1990).

10.7  -    Letter Agreements, dated April 30, 1990, by and between
           Norman E. Alexander and Sequa, and Stuart Z. Krinsly and Sequa (incorporated by reference to Exhibit 10 (h) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1990, filed on April 1,
           1991).

10.8 - Employment Agreement, dated April 1, 1993, by and between John J. Quicke and Sequa, (incorporated by reference to Exhibit 10(k) of Sequa's Annual Report on Form 10-K, File No. 1-804 for the year ended December 31, 1992, filed on March 31, 1993); Amendment thereto, dated March 1, 1995 (incorporated by reference to Exhibit 10.11 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1994, filed on March 30, 1995); and Amendment thereto, dated September 26, 1996 (incorporated by reference to Exhibit
           10.9 of Sequa's Annual Report on Form 10-K, File
           No. 1-804, for the year ended December 31, 1996, filed on March 24, 1997).

10.9 - Employment Agreement, dated as of October 1, 1991, by and between Martin Weinstein and Chromalloy Gas Turbine Corporation, (incorporated by reference to Exhibit 10(n) of Sequa's Annual Report on Form 10-K, File No. 1-804 for the year ended December 31, 1991, filed on March 30,
           1992); Amendment thereto, dated as of June 1, 1993 (incorporated by reference to Exhibit 10.14 of Sequa's Registration Statement No. 33-50843 on Form S-1 filed on

                    COMPENSATORY PLANS OR ARRANGEMENTS  (con't)

10.9 - (con't)

           October 29, 1993); Amendment thereto, dated as of February 23, 1995 (incorporated by reference to Exhibit
           10.12 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1995, filed on March 28, 1996); and Amendment thereto, dated as of June 1, 1996 (incorporated by reference to Exhibit 10.11 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1996, filed on March 24,
           1997).

10.10 - Executive Life Insurance Plan of Sequa, (incorporated by reference to Exhibit 10(o) of Sequa's Annual Report on
           Form 10-K, File No. 1-804 for the year ended December
           31, 1991, filed on March 30, 1992).

10.11 -    Key Employee Medical Insurance Plan of Sequa,
           (incorporated by reference to Exhibit 10(p) of Sequa's
           Annual Report on Form 10-K, File No. 1-804 for the year ended December 31, 1991, filed on March 30, 1992).

10.12 - Sequa Corporation Management Incentive Bonus Program for Operating Divisions (Revised 1997) (incorporated by reference to Exhibit 10.18 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1996, filed on March 24, 1997).



11.1  -    Computations of basic and diluted earnings per share,
           filed herewith.

18.1  -    Accountants letter regarding change in accounting
           principle (incorporated by reference to Exhibit 18.1 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarterly period ended September 30, 1997, filed on November 14, 1997).

21.1  -    List of subsidiaries of Sequa, filed herewith.

23.1  -    Consent of Independent Public Accountants, filed
           herewith.

27.1  -    Financial Data Schedule, filed herewith

    (b)    Reports on Form 8-K
           -------------------

  No Reports on Form 8-K were filed during the last quarter of 1997.

                                       SIGNATURES
                                       ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual
Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SEQUA CORPORATION

Date:   March 20, 1998                      By:   /S/ GERALD S. GUTTERMAN
                                                 Gerald S. Gutterman
                                                 Executive Vice President,
                                                 Finance and Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 1998.

By: /S/ NORMAN E. ALEXANDER                 Chairman of the Board, Chief
-----------------------------
Norman E. Alexander                           Executive Officer and Director

By: /S/ JOHN J. QUICKE                      President, Chief Operating Officer
-----------------------------
John J. Quicke                                and Director

By: /S/ STUART Z. KRINSLY                   Senior Executive Vice President,
-----------------------------
Stuart Z. Krinsly                             General Counsel and Director

By: /S/ GERALD S. GUTTERMAN                 Executive Vice President, Finance
-----------------------------
Gerald S. Gutterman                           and Administration

By: /S/ WILLIAM P. KSIAZEK                  Vice President and Controller
-----------------------------
William P. Ksiazek

By:                                         Director
-----------------------------
Leon Black

By: /S/ALVIN DWORMAN                        Director
-----------------------------
Alvin Dworman

By:                                         Director
-----------------------------
A. Leon Fergenson

By: /S/ DAVID S. GOTTESMAN                  Director
-----------------------------
David S. Gottesman

By: /S/ DONALD D. KUMMERFELD                Director
-----------------------------
Donald D. Kummerfeld

By: /S/ RICHARD S. LEFRAK                   Director
-----------------------------
Richard S. LeFrak

By: /S/ MICHAEL I. SOVERN                   Director
-------------------------
Michael I. Sovern

By:                                         Director
-----------------------------
Fred R. Sullivan

By: /S/ GERALD TSAI                         Director
-----------------------------
Gerald Tsai, Jr.