Form 10-Q
period 1998-03-31
SEQUA CORP /DE/
filed 1998-05-14
CIK 95301

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended      March 31, 1998
                               ---------------------------------
                               OR
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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



               Class             Outstanding at April 30, 1998
               -----             -----------------------------

Class A Common Stock, no par value        6,977,294
Class B Common Stock, no par value        3,329,780

                 PART I - FINANCIAL INFORMATION
               SEQUA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME
            (Amounts in thousands, except per share)
                           (Unaudited)


                                        For the Three Months
                                          Ended March 31,
                                        --------------------
                                        1998           1997
                                        ----           ----

SALES                                 $439,853       $373,328
                                      --------       --------

COSTS AND EXPENSES
  Cost of sales                        352,839        303,609
  Selling, general and
   administrative                       62,247         55,330
                                      --------       --------
                                       415,086        358,939
                                      --------       --------

OPERATING INCOME                        24,767         14,389

OTHER INCOME (EXPENSE)
  Interest expense                     (12,688)       (12,494)
  Interest income                        1,218          1,288
  Equity in income (loss) of
   unconsolidated joint
     ventures                             (323)         1,621
  Other, net                               144           (779)
                                      --------       --------

INCOME BEFORE INCOME TAXES              13,118          4,025

Income tax provision                    (8,300)        (2,500)
                                      --------       --------

NET INCOME                               4,818          1,525

Preferred dividends                       (625)          (763)
                                      --------       --------

NET INCOME AVAILABLE
  TO COMMON STOCKHOLDERS              $  4,193       $    762
                                      ========       ========

EARNINGS PER SHARE
  Basic                               $    .42       $    .08
  Diluted                             $    .41       $    .08

DIVIDENDS DECLARED PER SHARE
  Preferred                           $   1.25       $   1.25


The accompanying notes are an integral part of the financial statements.

                        SEQUA CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        Of Financial Condition and Results of Operations
        ------------------------------------------------



SUMMARY BUSINESS SEGMENT DATA (in millions)
-------------------------------------------


                                                    Operating
                                     Sales            Income
                                --------------    --------------

                                1998      1997    1998      1997
                                ----      ----    ----      ----

  Aerospace                    $260.3    $211.4   $21.7    $10.2
  Machinery & Metal Coatings     91.8      72.1      .8      2.4
  Specialty Chemicals            57.2      52.8     5.5      5.1
  Other Products                 30.5      37.0     4.4      4.3
  Corporate                       -         -      (7.6)    (7.6)
                                -----     -----   -----    -----
       TOTAL                   $439.8    $373.3   $24.8    $14.4
                               ======    ======   =====    =====

Sales
-----

    Sales advanced 18% in the first quarter of 1998. The advance primarily resulted from acquisitions made in 1997 and early 1998 and from a 14% increase in Gas Turbine sales, partially offset by the effect of the December 1997 divestiture of the Northern Can Systems unit.

  Sales of the Aerospace segment were up 23% in the first quarter of 1998, with both units posting advances. At the Gas Turbine unit, both OEM and repair sales advanced, a reflection of the continuing strong demand in the government and commercial sectors of the industry. Sales to the original equipment manufacturers were particularly strong in the first quarter of 1998. The rising sales pattern at Gas Turbine is expected to continue in the second quarter, although competition from the engine manufacturers for aftermarket repair business remains intense. Sales of the ARC propulsion unit were more than 60% ahead of first quarter 1997 levels, due to both the inclusion of the airbag inflator business and advances in solid and liquid propellant rocket motors. On January 27, 1998, ARC purchased its partner's 50% interest in BAICO, an airbag inflator joint venture, and now owns 100% of this operation. Beginning on January 28, 1998, results of BAICO, renamed Atlantic Research Automotive Products Group, are being reported on a consolidated basis, and the sales of airbag inflators to automotive industry customers are included in sales of ARC. In the past only sales of energetic components to the joint venture were consolidated. As a result of the changed composition of ARC propulsion, sales

Sales  (con't)
-----

of this unit are expected to be significantly higher in each of the next three quarters.

    Sales of the Machinery and Metal Coatings segment increased 27% in the first quarter, primarily due to the sales added by the third quarter 1997 acquisition of the TEC Systems unit of W.R. Grace. Sales of the metal coatings unit advanced 1%, with a significant sales mix shift offsetting a small volume decline. Sales in the building products and container product lines declined, while sales in the manufactured products line were up. At the Can Machinery unit, sales declined in the first quarter, a reflection of the ongoing cyclical downturn in the worldwide container equipment industry and continued uncertainty in Asian markets. Recovery in the global container equipment market is not expected this year. Sales of the MEGTEC business, (which was formed following the 1997 TEC acquisition and its combination with the Company's existing auxiliary press equipment unit in France), more than tripled in the first quarter, a reflection of both the inclusion of the TEC business and increased sales to the company's traditional press equipment market. MEGTEC's order backlog for the second and third quarters is also strong.

    Sales of the Specialty Chemicals segment advanced 8%, primarily due to the impact of recent acquisitions at both the domestic and overseas operations. The overseas unit registered a modest sales advance, as sales added through the early February acquisition of an Italian specialty chemical marketing and distribution operation, more than offset a currency related sales decline in detergent chemicals. The unit continues to be pressured by the continued strength of the pound sterling against other European currencies. Sales at the domestic unit were 20% ahead of the 1997 first quarter, primarily as a result of sales added by the May 1997 acquisition of Sedgefield Specialties, a supplier to the textile market. Excluding the impact of Sedgefield, all product lines except paper chemicals posted advances.

    Sales of the Other Products segment declined 18% due to the December 1997 divestiture of the Northern Can Systems unit. Sales of the remaining two major units in this segment advanced 6%, with both operations posting advances. The automotive products unit achieved modest sales growth from a strong 1997 base, and the outlook for the remainder of the year is dependent on the volume and mix of North American car and light truck production. Sales of the men's apparel unit advanced in the first quarter of 1998, and based on current backlog, sales for the second quarter are expected to compare favorably with the 1997 period.

Operating Income
----------------

    In the first quarter of 1998, operating income advanced 72% primarily due to advances by both operations in the Aerospace segment and to reduced losses at the MEGTEC unit, partially offset by a profit decline at the metal coatings unit.

    Operating income in the Aerospace segment more than doubled with both units sharply ahead of 1997 levels. At the Gas Turbine unit, the increase was primarily attributable to the strong sales advance and to reduced expenses related to litigation with the Pratt and Whitney division of United Technologies ($1.1 million in 1998 and $3.1 million in 1997). Profits at the ARC unit were sharply ahead, with advances at both the automotive airbag inflator and rocket motor product lines.

    Operating income in the Machinery and Metal coatings segment declined 66% in the first quarter as declines at the metal coatings and can machinery units more than offset improved results at the MEGTEC unit. Profits of the metal coatings unit declined sharply due to an unfavorable sales mix shift, and higher manufacturing and operating expenses. Management currently anticipates that overcapacity in the metal coatings market will continue to exert pressure on profit margins. At the can machinery unit, the small decline in profits was in line with the lower sales level. The MEGTEC unit operated at breakeven before recording a $2.0 million redundancy provision at the French operation. Even after the provision, this unit recorded a smaller loss than the $3.0 million loss incurred in the first quarter of 1997. The improvement reflects significantly higher sales and the effectiveness of a program to streamline operations and eliminate duplicate costs at the combined business.
Favorable operating income comparisons are currently expected to continue at MEGTEC for the balance of 1998.

    Operating income in the Specialty Chemicals segment increased 6%, with both units contributing to the advance. At the overseas unit a small decline at the detergent chemicals operation was offset by improved performance at each of the specialty chemical distribution units and by the acquisition of the Italian distribution unit which contributed two months of sales and profits to the 1998 quarter. Despite continued currency related pressure, the effect on income was mitigated by significant cost reductions. The profit increase at the domestic unit reflects the benefits of increased sales.

    Operating income in the Other Products segment increased 1% in 1998 (3% excluding 1997 profits from Northern Can). At the automotive products unit, profits were on a par with the 1997 first quarter, as the benefits of a modest sales advance were offset by increased costs. Profits advanced at the men's apparel unit, primarily due to the benefits of increased sales volume from the addition of the After Six label. A strong second quarter is expected for this unit.

Equity in Income (Loss) of Unconsolidated Joint Ventures
--------------------------------------------------------

    The Company's share of the earnings or losses of the unconsolidated airbag businesses, BAICO and BAG SpA, was an equity loss of $0.6 million in 1998 and equity income of $1.2 million in 1997. In January 1998, the Company increased its ownership in BAICO, the largest of the two airbag businesses, to 100% and operating results of this business have been consolidated since the date of majority ownership. The Company's equity share of the earnings of ACT, a joint venture which owns and operates a ceramic coater for the application of Pratt & Whitney coatings, was income of $0.5 million in both 1998 and 1997.

Income Tax Provision
--------------------

    At the end of each quarter, the Company separately estimates the effective foreign and domestic tax rates expected to be applicable for the full fiscal year. The effective tax rates for the first quarters of 1998 and 1997 were based upon estimated annual pre-tax foreign and domestic earnings. The effective rates reflect nondeductible goodwill amortization, the effect of a provision for state income and franchise taxes and the establishment of a valuation allowance to eliminate the tax benefit for losses of the Company's French subsidiaries. The foreign and domestic estimated annual effective tax rates were then applied separately to interim foreign and domestic pre-tax earnings.

Liquidity
---------

    In October 1999, the Company will be required to repay the remaining $138.5 million principal balance of its 9 5/8% senior unsecured notes. The Company presently intends to refinance this debt on a long-term basis in late 1998 or early 1999.

    The Company has a potential issue with the Internal Revenue Service involving the 1989 restructuring of two subsidiaries. At March 31, 1998, the amount involved, including interest from the date of the resulting tax refund, was approximately $78 million. While management believes its tax position in this matter is appropriate, it has taken the conservative position of providing reserves to cover an adverse outcome. Management does not currently anticipate a resolution of this matter in 1998, and believes that in the event of an unfavorable resolution, the Company will have sufficient resources available to make any adjudicated payment.

    Management anticipates that cash flow from operations, proceeds from the divestiture of assets, the $91.1 million of credit available at May 1, 1998 under the revolving credit agreement, and the $55.6 million of cash and cash equivalents on hand at March 31, 1998 will be sufficient to fund the Company's operations and niche acquisitions for the foreseeable future.

Backlog
-------

    The businesses of Sequa for which backlogs are significant are the Turbine Airfoils, Caval Tool, Turbocombuster Technology and Casting units of Gas Turbine, and the ARC Propulsion operations of the Aerospace segment; the Can Machinery and MEGTEC operations of the Machinery and Metal Coatings segment; and the men's apparel unit of the Other Products segment. The aggregate dollar amount of backlog in these segments at March 31, 1998 was $396.5 million ($387.2 million at December 31, 1997). Sales of the men's apparel unit are seasonal, with stronger sales in the first six months of the year; accordingly, this unit's backlog is normally higher at December 31 than at any other time of the year.

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

    It is the Company's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $15 million to $32 million. At March 31, 1998, the Company's balance sheet includes accruals for remediation costs of $27.9 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. While the possibility of further recovery of some of the costs from insurance companies exists, the Company does not recognize these recoveries in its financial statements until they are realized. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

    With respect to all known environmental liabilities, it is currently estimated that the Company will spend in the range of $8 million to $14 million during 1998 and between $6 million and $8 million during 1999. Actual expenditures for the first three months of 1998 were approximately $0.7 million.

Year 2000 Computer Issue
------------------------

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

    The Company's operating units primarily utilize purchased software. The related software maintenance agreements provide for upgrades which have addressed, or will address the year 2000 issue. The Company's estimate to become year 2000 compliant includes the entire cost of new software, even if such software is to be purchased primarily for benefits other than to address the year 2000 issue. Costs of data processing personnel on staff are not included in the estimate, but outside consultants are included. Management currently estimates that the cost of hardware, software, training, testing and other costs will be approximately $15 million to $20 million. Approximately 40% of these costs will be capitalized, with the balance expensed in 1998 and 1999.

    The Company anticipates that its year 2000 compliance program will be completed by mid-1999. Progress toward this goal will be monitored closely.

Other Information
-----------------

    Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997 and supersedes SFAS No. 14. The new statement changes the way segment information is to be reported in annual financial statements and requires selected segment information to be reported in quarterly reports. In addition to the requirement that companies disclose business segment data based on how management makes decisions about allocating resources to segments and measuring their performance, SFAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the countries in which it holds assets and reports revenues which are material, and its major customers. The Company must implement this new standard in its 1998 annual report and in its quarterly reports thereafter. The Company anticipates that the annual and quarterly business segment disclosure required by SFAS No. 131 will not be significantly different in form or content from that previously disclosed by the Company in its annual and quarterly reports issued to shareholders.

Other Information  (con't)
-----------------

    SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued in February 1998. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. This statement is effective for the Company's financial statements for the year ended December 31, 1998.

Forward-Looking Statements
--------------------------

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

               SEQUA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                     (Amounts in thousands)


                             ASSETS

                                      (Unaudited)
                                        March 31,    December 31,
                                          1998           1997
                                       ----------    -----------

CURRENT ASSETS
  Cash and cash equivalents            $   55,656    $   93,743
  Short-term investments                     -           25,000
  Trade receivables (less allowances of
    $17,390 and $15,816)                  318,889       282,602
  Unbilled receivables (less allowances
    of $2,215 and $2,073)                  29,208        27,777
  Inventories                             257,360       246,449
  Other current assets                     24,200        20,272
                                       ----------    ----------
    Total current assets                  685,313       695,843
                                       ----------    ----------

INVESTMENTS
  Net assets of discontinued operations   107,653       109,723
  Other investments                        25,636        24,217
                                       ----------    ----------
                                          133,289       133,940
                                       ----------    ----------

PROPERTY, PLANT AND EQUIPMENT, NET        458,331       435,480
                                       ----------    ----------

OTHER ASSETS
  Excess of cost over net assets of
    companies acquired                    311,633       305,540
  Deferred charges and other               19,697        20,872
                                       ----------    ----------
                                          331,330       326,412
                                       ----------    ----------

TOTAL ASSETS                           $1,608,263    $1,591,675
                                       ==========    ==========


The accompanying notes are an integral part of the financial statements.


               Sequa Corporation and Subsidiaries
                   Consolidated Balance Sheet
            (Amounts in thousands, except share data)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                       (Unaudited)
                                         March 31,   December 31,
                                          1998          1997
                                       ----------   -----------

CURRENT LIABILITIES
  Current maturities of long-term
    debt                              $   31,229  $    24,510
  Accounts payable                       146,941      136,003
  Taxes on income                         44,950       42,370
  Accrued expenses                       170,106      163,845
                                      ----------   ----------
    Total current liabilities            393,226      366,728
                                      ----------   ----------

NONCURRENT LIABILITIES
  Long-term debt                         507,225      508,735
  Deferred taxes on income                24,229       19,078
  Other noncurrent liabilities            83,535      102,740
                                      ----------   ----------
                                         614,989      630,553
                                      ----------   ----------

SHAREHOLDERS' EQUITY
  Preferred stock--$1 par value,
    1,825,000 shares authorized,
    797,000 shares of $5 cumulative
    convertible stock issued at
    March 31, 1998 and
    December 31, 1997 (involuntary
    liquidation value--$20,815 at
    March 31, 1998)                          797          797
  Class A common stock--no par value,
    25,000,000 shares authorized,
    7,188,000 shares issued at
    March 31, 1998 and
    December 31, 1997                      7,188        7,188
  Class B common stock--no par value,
    5,000,000 shares authorized,
    3,727,000 shares issued at
    March 31, 1998 and
    December 31, 1997                      3,727        3,727
  Capital in excess of par value         284,314      283,339
  Cumulative translation adjustment       (5,977)      (6,794)
  Retained earnings                      387,138      382,945
                                      ----------   ----------
                                         677,187      671,202
  Less:  Cost of treasury stock           77,139       76,808
                                      ----------   ----------
    Total shareholders' equity           600,048      594,394
                                      ----------   ----------

  TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                            $1,608,263   $1,591,675
                                      ==========   ==========

The accompanying notes are an integral part of the financial statements.

                      SEQUA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)
                                                           For the Three Months
                                                              Ended March 31,
                                                           --------------------
                                                              1998       1997
                                                              ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before income taxes                           $   13,118    $  4,025

  Adjustments to reconcile income to net
    cash provided by operating activities:
      Depreciation and amortization                        21,725      21,758
      Provision for losses on receivables                   2,564         980
      Equity in (income) loss of unconsolidated
        joint ventures                                        323      (1,621)
      Other items not requiring (providing) cash             (978)        320

  Changes in operating assets and liabilities,
    net of businesses purchased:
      Receivables                                         (21,149)    (17,602)
      Inventories                                            (265)     (6,658)
      Other current assets                                 (3,741)      3,026
      Accounts payable and accrued expenses               (12,499)     16,747
      Other noncurrent liabilities                         (1,522)     (8,570)
                                                         --------    --------

  Net cash provided by (used for) continuing
    operations before income taxes                         (2,424)     12,405
  Net cash provided by discontinued
    operations before income taxes                          1,088       1,609
  Income taxes refunded (paid) net                         (1,636)        437
                                                         --------    --------
    Net cash provided by (used for) operating
      activities                                           (2,972)     14,451
                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Businesses purchased                                    (30,103)       (268)
  Short-term investments                                   25,000     (20,000)
  Purchase of property, plant and equipment               (17,948)    (14,266)
  Sale of property, plant and equipment                     9,554         600
  Other investing activities                                 (437)        381
                                                         --------    --------
    Net cash used for investing activities                (13,934)    (33,553)
                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                            4,500        -
  Payments of debt                                        (26,300)       (506)
  Dividends paid                                             (625)       (763)
  Proceeds from exercise of stock options                     437       1,133
                                                         --------    --------
    Net cash used for financing activities                (21,988)       (136)
                                                         --------    --------

Effect of exchange rate changes on cash
  and cash equivalents                                        807      (1,283)
                                                         --------    --------

Net decrease in cash and cash equivalents                 (38,087)    (20,521)

Cash and cash equivalents at beginning of period           93,743      92,079
                                                         --------    --------

Cash and cash equivalents at end of period               $ 55,656    $ 71,558
                                                         ========    ========

The accompanying notes are an integral part of the financial statements.

               SEQUA CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                     (Amounts in thousands)
                           (Unaudited)

                                       For the Three Months
                                          Ended March 31,
                                       --------------------

                                        1998           1997
                                        ----           ----

Net income                            $ 4,818       $  1,525
Other comprehensive income (loss):
  Foreign currency translation
    adjustments                           817        (10,384)
                                      -------        -------

Comprehensive income (loss)           $ 5,635       $ (8,859)
                                      =======       ========

               SEQUA CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements of Sequa Corporation (the "Company") include the accounts of all majority-owned subsidiaries. Investments in 20% to 50% owned joint ventures are accounted for on the equity method. All material accounts and transactions between the Company's consolidated subsidiaries have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to 1998 presentation.

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

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the Company's results for the interim periods presented. Except for the $2.0 million redundancy provision recorded by the French operation of MEGTEC in 1998, such adjustments consisted of normal recurring items. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLES

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires certain changes in assets and liabilities which were previously included within a separate component of equity in the balance sheet to be reported in the income statement as components of other comprehensive income or within a separate statement of comprehensive income

NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLES  (con't)

that begins with net income. Examples include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain securities. The only component of Other Comprehensive Income reported in the Consolidated Statement of Comprehensive Income is foreign currency translation adjustments. Undistributed earnings of foreign subsidiaries are intended to be permanently reinvested; accordingly, taxes have not been provided for foreign currency translation adjustments.

NOTE 3 - EARNINGS PER SHARE

     The Company implemented SFAS No. 128, "Earnings per Share," in the fourth quarter of 1997; accordingly, the earnings per share amounts for both periods presented have been calculated in accordance with the new standard.

     Basic earnings per share (EPS) in 1998 and 1997 have been computed by dividing the net earnings, after deducting dividends on cumulative convertible preferred stock, by the weighted average number of common shares outstanding during the year. The weighted average number of common shares for 1998 and 1997 was 10,067,000 shares and 9,917,000 shares, respectively.

     The computation of diluted EPS is the same as the basic EPS calculation except that the denominator was increased by 68,000 shares in the 1998 period and 42,000 shares in the 1997 period for the dilutive effect of stock options calculated using the treasury stock method. Each share of the Company's preferred stock is convertible into 1.322 shares of common stock; however, conversion of such shares is antidilutive in all periods presented when the preferred stock dividends are added back to the income applicable to common stock.

NOTE 4 - INVENTORIES

     The inventory amounts at March 31, 1998 and December 31,
1997 were as follows:
                                    (Thousands of Dollars)
                              (Unaudited)
                             March 31, 1998    December 31, 1997
                            ----------------   -----------------
Finished Goods                $   65,875          $ 68,570
Work in process                   91,015            89,442
Raw materials                     93,150            89,579
Long-term contract costs          22,462            11,599
Customer Deposits                (15,142)          (12,741)
                                --------          --------
                                $257,360          $246,449
                                ========          ========

                   PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
         -----------------

     The Company is involved in a number of claims, lawsuits and proceedings (environmental and otherwise) which arose in the ordinary course of business. Other litigation is pending against the Company involving allegations that are not routine and include, in certain cases, compensatory and punitive damage claims. Included in this other class of litigation is an action commenced on July 11, 1995 by United Technologies Corporation
(UTC), through its Pratt & Whitney division against Chromalloy Gas Turbine Corporation (Chromalloy) in the United States District Court for the District of Delaware. The complaint seeks unspecified monetary damages and injunctive relief based upon alleged breaches of certain license agreements, alleged infringement of patents and misuse of Pratt & Whitney intellectual property. Chromalloy's answer denies UTC's claims, and Chromalloy's counterclaims against UTC seek monetary, declaratory and injunctive relief based on UTC's breaches of license agreements, failure to return royalty overpayments, patent invalidity, and patent misuse. On May 1, 1997, the Court granted summary judgment in favor of Chromalloy dismissing two of the more substantial UTC royalty claims, and also granted summary judgment in favor of Chromalloy on one of its counterclaims. Chromalloy and UTC settled several of UTC's other claims, including all of the claims scheduled for trial in May and November of 1997. As part of the agreement to settle, certain of UTC claims were dismissed with prejudice, and UTC recognized Chromalloy's license to perform repairs. In return, Chromalloy agreed to pay UTC royalties, which resulted in a payment, after taking into account offsetting credits that UTC owed to Chromalloy, of $1,200,000 to UTC on July 3, 1997. This payment was charged to accruals previously established for this purpose.

     On December 10, 1997, the Court issued a series of rulings relating to nine separate motions. As part of those rulings, the Court granted Chromalloy's motion for summary judgment dismissing United's claims that Chromalloy had breached one of the license agreements between the parties. The Court also granted Chromalloy's motion for leave to file a fourth amended pleading which contains additional breach of contract claims against UTC, affirmed previous rulings dismissing certain UTC claims, and denied a variety of partial summary judgment motions. On December 19, 1997, the parties concluded a six-day bench trial on Chromalloy's counterclaim for certain breaches of one of the license agreements between the parties. The parties are awaiting the Court's decision on those claims. A July 1998 trial date has been set for additional claims by both UTC and Chromalloy, and other remaining claims have been scheduled for trials in November 1998, and March 1999. Discovery on these claims is ongoing. It would be premature at this stage for management to make an

ITEM 1 - LEGAL PROCEEDINGS  (con't)
         -----------------

evaluation of the likely outcome of either UTC's remaining claims or Chromalloy's remaining counterclaims.

     On August 29, 1995, Chromalloy filed suit against UTC in the 131st District Court of Bexar County, Texas. This suit sought unspecified damages for and injunctive relief against alleged violations by UTC of the Texas Free Enterprise and Antitrust Act. Chromalloy's claims focused on allegedly illegal, exclusionary and monopolistic activities with respect to the aftermarket for Pratt & Whitney commercial jet engines. UTC filed counterclaims against Chromalloy for alleged breach of contract and unfair competition. After a three-month trial, which commenced on August 26, 1996, the jury unanimously found UTC had attempted to monopolize the relevant market in a way which materially harmed Chromalloy, and found UTC's conduct to be "willful" or "flagrant". However, the jury awarded no monetary damages. The jury awarded no relief on any of UTC's counterclaims. On May 19, 1997, the Court denied Chromalloy's request for injunctive relief and refused to award UTC any relief on its counterclaims. Chromalloy is appealing the denial of injunctive relief to the Fourth Court of Appeals in Bexar County, Texas and believes there are ample grounds for an appeal. The case was argued to the Fourth Court of Appeals on April 8, 1998 and the parties currently are awaiting the Court's decision.

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

    Chromalloy's divisions compete for turbine engine repair business with a number of other companies, including the original equipment manufacturers (OEMs). Such OEMs generally have obligations (contractual and otherwise) to approve vendors to manufacture components for their engines and/or perform repair services on their engines and components. Chromalloy has a number of such approvals, including licensing agreements, which allow it to manufacture and repair certain components of flight engines. The loss of a major OEM's approval to manufacture or repair components for such OEM's engines could have an adverse

ITEM 1 - LEGAL PROCEEDINGS  (con't)
         -----------------

effect on Chromalloy, although management believes it has certain actions available to it to mitigate the adverse effect.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

       (A) Exhibits

           11.1   Schedule showing calculations of Basic and
                  Diluted Earnings (Loss) Per Share for the
                  three-month periods ended March 31, 1998 and
                  1997

           27.1   Financial Data Schedule, filed herewith.

       (B) Reports on Form 8-K

           No report on Form 8-K was filed during the three-month period ended March 31, 1998.

       Pursuant to the requirements of the Securities

       Exchange Act of 1934, the Registrant has duly

       caused this report to be signed on its behalf

       by the undersigned thereunto duly authorized.


           SEQUA CORPORATION



           BY:/S/ WILLIAM P. KSIAZEK
              William P. Ksiazek
              Vice President and Controller












May 14, 1998