Form 10-Q
period 1998-06-30
SEQUA CORP /DE/
filed 1998-08-13
CIK 95301

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended      June 30, 1998
                               ---------------------------------
                               OR
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



               Class             Outstanding at July 31, 1998
               -----             ----------------------------

Class A Common Stock, no par value        6,983,668
Class B Common Stock, no par value        3,329,780

                       PART I - FINANCIAL INFORMATION
                     SEQUA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME
                  (Amounts in thousands, except per share)
                                 (Unaudited)


                                     For the Six Months  For the Three Months
                                       Ended June 30,       Ended June 30,
                                    -------------------  -------------------
                                      1998       1997       1998      1997
                                      ----       ----       ----      ----

SALES                               $897,519   $766,786   $457,666  $393,458
                                    --------   --------   --------  --------

COSTS AND EXPENSES
  Cost of sales                      716,226    620,928    363,387   317,319
  Selling, general and
   administrative                    127,016    107,574     64,769    52,244
                                    --------   --------   --------  --------
                                     843,242    728,502    428,156   369,563
                                    --------   --------   --------  --------

OPERATING INCOME                      54,277     38,284     29,510    23,895

OTHER INCOME (EXPENSE)
  Interest expense                   (25,886)   (25,070)   (13,198)  (12,576)
  Interest income                      2,530      2,652      1,312     1,364
  Equity in income (loss) of
   unconsolidated joint ventures        (793)     2,145       (470)      524
  Other, net                           4,004        139      3,860       918
                                    --------   --------   --------  --------

INCOME BEFORE INCOME TAXES            34,132     18,150     21,014    14,125

Income tax provision                 (17,400)   (12,070)    (9,100)   (9,570)
                                    --------   --------   --------  --------

NET INCOME                            16,732      6,080     11,914     4,555

Preferred dividends                   (1,141)    (1,525)      (516)     (762)
                                    --------   --------   --------  --------

NET INCOME AVAILABLE
  TO COMMON SHAREHOLDERS            $ 15,591   $  4,555   $ 11,398  $  3,793
                                    ========   ========   ========  ========


EARNINGS PER SHARE
  Basic                             $   1.53   $    .46   $   1.11  $    .38
  Diluted                           $   1.52   $    .46   $   1.10  $    .38

DIVIDENDS DECLARED PER SHARE
  Preferred                         $   2.50   $   2.50   $   1.25  $   1.25

The accompanying notes are an integral part of the financial statements.

                              SEQUA CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              Of Financial Condition and Results of Operations
              ------------------------------------------------




SUMMARY BUSINESS SEGMENT DATA (in millions)
-------------------------------------------

                                          Sales        Operating Income
                                      Year to Date       Year to Date
                                     --------------    ----------------
                                     1998      1997     1998     1997
                                     ----      ----     ----     ----

     Aerospace                      $525.8    $432.3   $41.3    $24.2
     Machinery & Metal Coatings      198.7     157.0     8.5      9.1
     Specialty Chemicals             118.1     106.9    12.5     11.7
     Other Products                   54.9      70.6     6.9      7.9
     Corporate                         -         -     (14.9)   (14.6)
                                    -----     -----    -----    -----
          TOTAL                     $897.5    $766.8   $54.3    $38.3
                                    ======    ======   =====    =====


                                          Sales        Operating Income
                                     Second Quarter     Second Quarter
                                     --------------    ---------------

                                     1998      1997     1998     1997
                                     ----      ----     ----     ----

     Aerospace                      $265.5    $220.9   $19.5    $14.0
     Machinery & Metal Coatings      106.9      84.9     7.7      6.7
     Specialty Chemicals              60.9      54.1     7.1      6.6
     Other Products                   24.4      33.6     2.5      3.6
     Corporate                         -         -      (7.3)    (7.0)
                                    -----     -----    -----    -----
          TOTAL                     $457.7    $393.5   $29.5    $23.9
                                    ======    ======   =====    =====


Sales
-----

    Sales in the Aerospace segment advanced 22% in the six months and 20% in the second quarter with both Gas Turbine and ARC Propulsion ahead in the two periods. At Gas Turbine, both OEM and repair sales advanced, a reflection of continuing strong demand in the commercial sector of the industry. This rising sales pattern is expected to continue in the third quarter, although competition from the engine manufacturers for aftermarket repair business remains intense. Sales of ARC Propulsion were up approximately 70% in both periods. The increase reflects the inclusion of the airbag inflator business, which was consolidated following the company's January 1998 purchase of its partner's 50% interest in this former joint venture. Sales of solid propellant rocket motors were ahead slightly, while sales of liquid propellant motors declined, the latter due to reduced Asian demand.

    The Machinery and Metal Coatings segment recorded sales increases of 27% and 26% in the respective six- and three-month periods. Sales of the metal coatings unit registered a slight decline in both periods, as an increase in sales of manufactured products was more than offset by lower sales to the building products and container markets. The reduced level of metal coating for building products reflects moves by two major customers to bring work in house, one due to the late-1997 settlement of a strike, and the other due to the acquisition of coating facilities in the second quarter of 1998. These developments will have a continuing effect on sales in the second half. Can machinery sales declined 17% in both periods, reflecting a continuing industry-wide slowdown in the number of can line installations, partially offset by sales of a business acquired in 1997. Recovery in the global can-making market is not expected this year. Sales of the MEGTEC business (which was formed following the 1997 acquisition of TEC Systems and its combination with the Company's existing auxiliary press equipment unit) more than tripled in the six months and nearly tripled in the second quarter. The advances reflect the inclusion of the TEC business and increased sales to the Company's traditional auxiliary press equipment market. MEGTEC's order backlog for the third quarter of 1998 remains strong.

    Sales of the Specialty Chemicals segment advanced 10% for the six months and 13% for the three months, with both units ahead in both periods. For the British-based detergent unit, sales contributed by an Italian chemical distribution company acquired in early 1998, together with stronger performances at the other distribution units, offset currency-related declines in detergent chemicals sales in both periods. The advance at the domestic unit reflects the May 1997 acquisition of Sedgefield Specialties, a supplier to the textile market, and improved

Sales  (con't)
-----

performance in textile chemicals and specialty polymers, partially offset by declines in paper chemicals. On July 21, 1998 the Company announced that it had signed a letter of intent to sell Sequa Chemicals, the domestic specialty chemicals unit, to GenCorp Inc.

    Sales of the Other Products segment declined 22% year to date and 28% in the second quarter, due primarily to the December 1997 divestiture of Northern Can Systems (NCS). After excluding the contribution of NCS from both 1997 periods, sales were flat for the six months, and down 3% in the second quarter. At the automotive products unit, the General Motors strike led to lower sales in both periods. Management currently anticipates that the strike, which was settled in late July, will have a lesser impact on third quarter results. Sales of the men's apparel unit advanced in both periods, and backlog at June 30, 1998 was higher than a year ago.

Operating Income
----------------

    Operating income in the Aerospace segment was ahead 70% in the six months and 39% in the second quarter, with both units recording strong advances in both periods. At Gas Turbine, profits increased at both the repair and OEM units, primarily due to the sales advance. Operating income for this unit was affected by legal costs in all periods. Legal expense related to the ongoing litigation with the Pratt & Whitney division of United Technologies amounted to $3.0 million in the six months of 1998, down from $5.6 million in the year-ago period, and $2.0 million in second quarter of 1998, down from $2.5 million in the same quarter of 1997. In addition, the settlement of a longstanding dispute with the government of Egypt added $2.7 million to operating income in both 1997 periods. Operating income at ARC Propulsion was sharply higher in both 1998 periods due to the addition of the airbag inflator business. Profits from rocket motor programs were up in the six months but down for the second quarter, primarily due to cost increases on two solid propellant programs.

    Operating income in the Machinery and Metal Coatings segment declined 6% in the six months, but advanced 15% in the second quarter. Profits at the metal coatings unit declined sharply in both periods, primarily due to an unfavorable sales mix shift and lower operating margins. At the can machinery unit, profits declined in both periods, due to the impact of lower sales. The MEGTEC unit reported a solid profit in the second quarter of 1998, bringing results for the year to near breakeven, despite a $2.0 million redundancy provision established in the first quarter. In 1997, losses were recorded in both periods. The improvement reflects higher sales and the effectiveness of a

Operating Income  (con't)
----------------

program to streamline operations and eliminate duplicate costs at the combined business. Favorable operating income comparisons are expected to continue at MEGTEC for the balance of 1998.

    Operating income in the Specialty Chemicals segment advanced 7% in both the six months and the second quarter, with the British-based unit recording small declines and the domestic unit registering advances. For the overseas unit, the effect of currency-related sales declines at the detergent chemicals operation were largely offset by a combination of: significant cost reductions, improved performance at the specialty chemical distribution units, and the profits added through the early-1998 acquisition of an Italian distribution unit. The profit increase at the domestic unit primarily reflects the benefits of increased sales.

    Operating income in the Other Products segment declined 12% in the six months and 28% in the second quarter. Excluding the NCS results from both 1997 periods, the declines were 6% for the six months, and 19% for the second quarter. Profits of the automotive products unit declined in both 1998 periods, due to the General Motors strike and to start-up costs at two new facilities in Kentucky and Brazil. Profits at the men's apparel unit advanced primarily due to the benefits of higher sales.

Equity in Income (Loss) of Unconsolidated Joint Ventures
--------------------------------------------------------

    In January 1998, the Company increased its ownership in BAICO, the larger of the two unconsolidated airbag businesses, to 100%, and operating results of this business have been consolidated since the date of majority ownership. During 1998, the Company's share of the earnings or losses of unconsolidated joint ventures was adversely affected by two factors: the absence of equity income in BAICO, and equity losses of $1.0 million and $0.8 million recorded for the Company's remaining unconsolidated airbag joint venture, BAG SpA, for the six-month and three-month periods of 1998, respectively. During both 1997 periods, BAG SpA's results of operations approximated breakeven. The Company's equity share of the earnings of ACT, a joint venture which owns and operates a ceramic coater for the application of Pratt & Whitney coatings, was income of $1.1 million in both six-month periods and $0.6 million in both three-month periods.

Other, net
----------

    In the second quarter of 1998, Other, net included a $6.7 million gain from the sale of a Gas Turbine OEM business in the United Kingdom and a $2.0 million provision related to the potential loss of funds advanced to a vendor engaged to implement a freight consolidation program. The Company is currently pursuing legal remedies against this vendor.

Income Tax Provision
--------------------

    At the end of each quarter, the Company separately estimates the effective foreign and domestic tax rates expected to be applicable for the full fiscal year. The effective tax rates for the six-month periods of 1998 and 1997 were based upon estimated annual pre-tax foreign and domestic earnings. The effective rates reflect nondeductible goodwill amortization, the effect of a provision for state income and franchise taxes and the establishment of a valuation allowance to eliminate the tax benefit for losses of one of the Company's French subsidiaries. The foreign and domestic estimated annual effective tax rates were then applied separately to interim foreign and domestic pre-tax earnings. The tax provision for the second quarters of 1998 and 1997 represent the difference between the year-to-date tax provisions recorded as of June 30, 1998 and 1997 and the amounts reported for the first quarters of 1998 and 1997.

Liquidity
---------

    In October 1999, the Company will be required to repay the remaining $138.5 million principal balance of its 9 5/8% senior unsecured notes. The Company presently intends to refinance this debt on a long-term basis in 1999.

    The Company has an issue with the Internal Revenue Service involving the 1989 restructuring of two subsidiaries. At June 30, 1998, the potential liability associated with the restructuring and other related tax issues, including interest from the date of the resulting tax refund, is approximately $80 million. While management believes its tax position in this matter is appropriate, it has taken the conservative position of providing reserves to cover an adverse outcome. The Company has had preliminary settlement discussions with the Internal Revenue Service. However, management does not currently anticipate a final resolution of this matter in 1998, and believes that in the event of an unfavorable resolution, the Company will have sufficient resources available to make any negotiated or adjudicated payment.

    Management anticipates that cash flow from operations, proceeds from the divestiture of assets, the $52.0 million of credit available at August 5, 1998 under the revolving credit agreement, and the $44.1 million of cash and cash equivalents on hand at June 30, 1998 will be sufficient to fund the Company's operations and niche acquisitions for the foreseeable future.

Backlog
-------

    The businesses of Sequa for which backlogs are significant are the Turbine Airfoils, Caval Tool, Turbocombuster Technology and Casting units of Gas Turbine, and the ARC Propulsion

Backlog  (con't)
-------

operations of the Aerospace segment; the Can Machinery and MEGTEC operations of the Machinery and Metal Coatings segment; and the men's apparel unit of the Other Products segment. The aggregate dollar amount of backlog in these segments at June 30, 1998 was $391.2 million ($387.2 million at December 31, 1997). Sales of the men's apparel unit are seasonal, with stronger sales in the first six months of the year; accordingly, this unit's backlog is normally higher at December 31 than at any other time of the year.

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

    It is the Company's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $12 million to $30 million. At June 30, 1998, the Company's balance sheet includes accruals for remediation costs of $22.7 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. While the possibility of further recovery of some of the costs from insurance companies exists, the Company does not recognize these recoveries in its financial statements until they are realized. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

    With respect to all known environmental liabilities, it is currently estimated that the Company will spend in the range of $8 million to $14 million during 1998 and between $6 million and $8 million during 1999. Actual expenditures for the first six months of 1998 were approximately $6.0 million.

Year 2000 Computer Issue
------------------------

    Certain of the Company's computer systems process transactions based on storing two digits for the year of a transaction rather than the full four digits. Such systems are not programmed to consider the start of a new century and will encounter significant processing difficulties in the year 2000, unless they are fixed or replaced. During 1997, the Company began an internal awareness program to ensure that all its operating units are attuned to the millennium issue, and resources have been devoted to identify critical business processes, to evaluate the extent of the Company's year 2000 issues and to implement required remedial actions.

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

    During 1998, an international consulting firm was engaged to conduct on-site reviews of certain of the Company's operating units to assist senior management in developing an updated assessment of the Company's level of year 2000 preparedness. Based upon the results of the initial information gathering activities currently in progress, the consulting firm will identify issues and risks associated with the Company's planned year 2000 activities and recommend preliminary strategies to address any major concerns and issues identified during the review process.

    The Company anticipates that its year 2000 compliance program will be largely completed by mid-1999. Progress toward this goal is being monitored closely.

Other Information
-----------------

    Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997 and supersedes SFAS No. 14. The new statement changes the way segment information is to be reported in annual financial statements and requires selected segment information to be reported in quarterly reports. In addition to the requirement that companies disclose business segment data based on how management makes decisions about

Other Information  (con't)
-----------------

allocating resources to segments and measuring their performance, SFAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the countries in which it holds assets and reports revenues which are material, and its major customers. The Company must implement this new standard in its 1998 annual report and in its quarterly reports thereafter. The Company currently anticipates that the implementation of SFAS No. 131 will lead to additional business segment disclosure.

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

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Depending on the use of a derivative and whether it has been designated and qualifies as a hedge, gains or losses resulting from changes in the values of those derivatives would be recognized currently in earnings or reported as a component of other comprehensive income. This statement is not expected to have a material impact on the Company's consolidated financial statements. This statement is effective for the fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company will adopt this accounting standard as required by January 1, 2000.

Forward-Looking Statements
--------------------------

    This document includes forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations, estimates and projections that are subject to risks and uncertainties, including, but not limited to: political, currency, regulatory, competitive and technological developments. Consequently, actual results could differ materially from these forward-looking statements.

               SEQUA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                     (Amounts in thousands)


                             ASSETS


                                      (Unaudited)
                                        June 30,     December 31,
                                          1998           1997
                                       ----------    -----------

CURRENT ASSETS
  Cash and cash equivalents            $   44,119    $   93,743
  Short-term investments                   15,694        25,000
  Trade receivables (less allowances of
    $18,121 and $15,816)                  308,504       282,602
  Unbilled receivables (less allowances
    of $2,317 and $2,073)                  29,507        27,777
  Inventories                             266,409       246,449
  Other current assets                     19,924        20,272
                                       ----------    ----------
    Total current assets                  684,157       695,843
                                       ----------    ----------

INVESTMENTS
  Net assets of discontinued operations   107,037       109,723
  Other investments                        24,951        24,217
                                       ----------    ----------
                                          131,988       133,940
                                       ----------    ----------

PROPERTY, PLANT AND EQUIPMENT, NET        466,294       435,480
                                       ----------    ----------

OTHER ASSETS
  Excess of cost over net assets of
    companies acquired                    309,538       305,540
  Deferred charges and other               19,109        20,872
                                       ----------    ----------
                                          328,647       326,412
                                       ----------    ----------

TOTAL ASSETS                           $1,611,086    $1,591,675
                                       ==========    ==========

The accompanying notes are an integral part of the financial statements.

               SEQUA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
            (Amounts in thousands, except share data)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                      (Unaudited)
                                        June 30,   December 31,
                                          1998         1997
                                       ----------  -----------
CURRENT LIABILITIES
  Current maturities of long-term
    debt                              $    8,937  $    24,510
  Accounts payable                       143,100      136,003
  Taxes on income                         48,756       42,370
  Accrued expenses                       169,542      163,845
                                      ----------   ----------
    Total current liabilities            370,335      366,728
                                      ----------   ----------

NONCURRENT LIABILITIES
  Long-term debt                         522,192      508,735
  Deferred taxes on income                26,641       19,078
  Other noncurrent liabilities            78,488      102,740
                                      ----------   ----------
                                         627,321      630,553
                                      ----------   ----------

SHAREHOLDERS' EQUITY
  Preferred stock--$1 par value,
    1,825,000 shares authorized,
    797,000 shares of $5 cumulative
    convertible stock issued at
    June 30, 1998 and
    December 31, 1997 (involuntary
    liquidation value--$20,815 at
    June 30, 1998)                           797          797
  Class A common stock--no par value,
    25,000,000 shares authorized,
    7,189,000 shares issued at
    June 30, 1998 and 7,188,000 shares
    issued at December 31, 1997            7,189        7,188
  Class B common stock--no par value,
    5,000,000 shares authorized,
    3,727,000 shares issued at
    June 30, 1998 and
    December 31, 1997                      3,727        3,727
  Capital in excess of par value         285,305      283,339
  Accumulated other comprehensive
    income (loss)                         (4,201)      (6,794)
  Retained earnings                      398,535      382,945
                                      ----------   ----------
                                         691,352      671,202
  Less:  Cost of treasury stock           77,922       76,808
                                      ----------   ----------
    Total shareholders' equity           613,430      594,394
                                      ----------   ----------

  TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                            $1,611,086   $1,591,675
                                      ==========   ==========

The accompanying notes are an integral part of the financial statements.

                      SEQUA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)
                                                         For the Six Months
                                                            Ended June 30,
                                                         -------------------
                                                           1998        1997
                                                           ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before income taxes                             $ 34,132    $ 18,150

  Adjustments to reconcile income to net
    cash provided by operating activities:
      Depreciation and amortization                        44,452      43,265
      Provision for losses on receivables                   4,195       2,862
      Equity in (income) loss of unconsolidated
        joint ventures                                        793      (2,145)
      Gain on sale of assets                               (6,410)     (1,322)
      Other items not requiring (providing) cash           (1,307)        247

  Changes in operating assets and liabilities,
    net of businesses purchased and sold:
      Receivables                                          (9,464)    (20,713)
      Inventories                                         (11,633)     (8,843)
      Other current assets                                 (1,705)      2,331
      Accounts payable and accrued expenses               (18,841)     13,644
      Other noncurrent liabilities                         (6,288)     (7,989)
                                                         --------    --------

  Net cash provided by continuing operations
    before income taxes                                    27,924      39,487
  Net cash provided by discontinued
    operations before income taxes                            632       1,665
  Income taxes paid, net                                   (4,690)     (3,717)
                                                         --------    --------
    Net cash provided by operating activities              23,866      37,435
                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Business sold                                            13,901        -
  Businesses purchased                                    (32,812)    (17,256)
  Short-term investments                                   11,234     (25,000)
  Purchase of property, plant and equipment               (46,156)    (32,454)
  Sale of property, plant and equipment                    10,989       4,605
  Other investing activities                                  373         421
                                                         --------    --------
    Net cash used for investing activities                (42,471)    (69,684)
                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                           20,000      15,000
  Payments of debt                                        (51,173)     (1,240)
  Dividends paid                                           (1,141)     (1,525)
  Proceeds from exercise of stock options                     583       2,154
                                                         --------    --------
    Net cash provided by (used for) financing
      activities                                          (31,731)     14,389
                                                         --------    --------

Effect of exchange rate changes on cash
  and cash equivalents                                        712        (632)
                                                         --------    --------

Net decrease in cash and cash equivalents                 (49,624)    (18,492)

Cash and cash equivalents at beginning of period           93,743      92,079
                                                         --------    --------

Cash and cash equivalents at end of period               $ 44,119    $ 73,587
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

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the Company's results for the interim periods presented. Except for the $2.0 million redundancy provision recorded by the French operation of MEGTEC during the first quarter of 1998, such adjustments consisted of normal recurring items. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires that companies disclose comprehensive income, which includes net income and other comprehensive income items previously included within separate components of equity in the balance sheet. Examples of other comprehensive income items include foreign currency translation adjustments, minimum pension liability

NOTE 2 - COMPREHENSIVE INCOME  (con't)

adjustments and unrealized gains and losses on certain securities. Since undistributed earnings of the Company's foreign subsidiaries are intended to be permanently reinvested, taxes have not been provided for foreign currency translation adjustments.

Comprehensive income for the six months and three months ended
June 30, 1998 and 1997 is as follows:

                                       (Thousands of Dollars)
                                            (Unaudited)
                              For the Six Months  For the Three Months
                                Ended June 30,        Ended June 30,
                               ----------------     -----------------
                                1998       1997       1998     1997
                                ----       ----       ----     ----

Net income                    $16,732   $  6,080     $11,914  $4,555
Other comprehensive income
  (loss):
  Foreign currency
    translation adjustments     1,340    (11,028)        523    (644)
  Unrealized gain on
    marketable securities,
    net of tax                  1,253       -          1,253    -
                              -------    -------     -------  ------
Comprehensive income (loss)   $19,325   $ (4,948)    $13,690  $3,911
                              =======   ========     =======  ======

NOTE 3 - EARNINGS PER SHARE

     The Company implemented SFAS No. 128, "Earnings per Share," in the fourth quarter of 1997; accordingly, the earnings per share amounts for all periods presented have been calculated in accordance with the new standard.

     Basic earnings per share (EPS) in 1998 and 1997 have been computed by dividing the net earnings, after deducting dividends on cumulative convertible preferred stock, by the weighted average number of common shares outstanding during the year. These computations were based on 10,188,000 and 10,309,000 shares for the six- and three month-periods in 1998, respectively, and 9,940,000 and 9,963,000 shares for the six- and three-month periods in 1997, respectively.

     The computation of diluted EPS is the same as the basic EPS calculation except that the denominator was increased by 63,000 and 64,000 shares in the six- and three-month periods of 1998, respectively, and 48,000 and 58,000 shares in the six and three month periods of 1997, respectively, for the dilutive effect of stock options calculated using the treasury stock method. Each share of the Company's preferred stock is convertible into 1.322

NOTE 3 - EARNINGS PER SHARE  (con't)

shares of common stock; however, conversion of such shares is antidilutive in all periods presented when the preferred stock dividends are added back to the income available to common stock.

NOTE 4 - INVENTORIES

     The inventory amounts at June 30, 1998 and December 31, 1997 were as follows:

                                    (Thousands of Dollars)
                              (Unaudited)
                              June 30, 1998    December 31, 1997
                             ---------------   -----------------
Finished Goods                $   71,923          $ 68,570
Work in process                  102,722            89,442
Raw materials                    102,379            89,579
Long-term contract costs           7,520            11,599
Customer Deposits                (18,135)          (12,741)
                                --------          --------
                                $266,409          $246,449
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

     On December 10, 1997, the Court issued a series of rulings relating to nine separate motions. As part of those rulings, the Court granted Chromalloy's motion for summary judgment dismissing UTC's claims that Chromalloy had breached one of the license agreements between the parties. The Court also granted Chromalloy's motion for leave to file a fourth amended pleading which contains additional breach of contract claims against UTC, affirmed previous rulings dismissing certain UTC claims, and denied a variety of partial summary judgment motions. On December 19, 1997, the parties concluded a six-day bench trial on Chromalloy's counterclaim for certain breaches of one of the license agreements between the parties. The parties are awaiting the Court's decision on those claims. On June 24, 1998, the Court granted summary judgment in favor of Chromalloy, dismissing another of United's claims that Chromalloy has breached one of the parties' license agreements. In the claim that was dismissed, UTC sought several million dollars in alleged damages.

ITEM 1 - LEGAL PROCEEDINGS  (con't)
         -----------------

On July 25, 1998, the parties concluded a five-day bench trial on one of Chromalloy's claims for equitable relief under one of the parties' licensing agreements. The parties are awaiting the Court's decision on those claims. Additional claims by both UTC and Chromalloy have been scheduled for trials in November 1998, and March 1999. Discovery on these claims is ongoing. It would be premature at this stage for management to make an evaluation of the likely outcome of either UTC's remaining claims or Chromalloy's remaining counterclaims.

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

     On October 17, 1996, Chromalloy filed suit against UTC in the United States District Court for the District of Delaware. The suit seeks unspecified damages for and injunctive relief against alleged infringement of Chromalloy patents. On December 6, 1996, UTC filed its answer asserting several affirmative defenses and four counterclaims. On January 21, 1997, Chromalloy filed a reply to UTC's counterclaims and also filed a motion to dismiss two of those four counterclaims. In response to that motion, UTC agreed to dismiss one of the counterclaims. The motion to dismiss the other counterclaim was granted on September 29, 1997. The Court has set the trial date for September 3, 1998. Discovery is ongoing and motion practice has been extensive. It would be premature at this stage for management to make an evaluation of the likely outcome of this matter.

    Chromalloy's divisions compete for turbine engine repair business with a number of other companies, including the original equipment manufacturers (OEMs). Such OEMs generally have

ITEM 1 - LEGAL PROCEEDINGS  (con't)
         -----------------

obligations (contractual and otherwise) to approve vendors to manufacture components for their engines and/or perform repair services on their engines and components. Chromalloy has a number of such approvals, including licensing agreements, which allow it to manufacture and repair certain components of flight engines. The loss of a major OEM's approval to manufacture or repair components for such OEM's engines could have an adverse effect on Chromalloy, although management believes it has certain actions available to it to mitigate the adverse effect.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     The Annual Meeting of Stockholders of Sequa Corporation was held on May 7, 1998, for the purpose of electing directors, approving the stock option plan and appointing the independent public accountants. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

All of management's nominees for directors, as listed in the proxy statement, were elected with the following vote:

  Name of Nominee            Votes For         Votes Withheld

Norman E. Alexander          36,426,989            66,951
Leon Black                   36,439,158            54,782
Alvin Dworman                36,426,775            67,165
David S. Gottesman           36,428 078            65,862
Stuart Z. Krinsly            36,425,375            68,565
Donald D. Kummerfeld         36,439,317            54,623
Richard S. LeFrak            36,439,788            54,152
John J. Quicke               36,439,778            54,162
Michael I. Sovern            36,437,059            56,881
Fred R. Sullivan             36,427,998            65,942
Gerald Tsai, Jr.             36,432,917            61,023

   The 1998 Key Employees Stock Option Plan was approved by the following vote:

    Votes For                 Votes Against    Votes Abstaining

   33,964,026                    321,037            33,422

    The appointment of Arthur Andersen LLP as independent public accountants for the fiscal year 1998 was approved by the following vote:

    Votes For                 Votes Against    Votes Abstaining

   36,457,979                    26,435             9,526

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

       (A) Exhibits

           11.1   Schedule showing calculations of Basic and
                  Diluted Earnings Per Share for the six- and
                  three-month periods ended June 30, 1998 and
                  1997

           27.1   Financial Data Schedule, filed herewith.

       (B) Reports on Form 8-K

           No report on Form 8-K was filed during the three-month period ended June 30, 1998.

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












August, 13, 1998