Form 10-Q
period 1998-09-30
SEQUA CORP /DE/
filed 1998-11-16
CIK 95301

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended      September 30, 1998
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to


Commission File Number   1-804

                          SEQUA CORPORATION
          (Exact name of registrant as specified in its charter)

         Delaware                         13-1885030

(State or other jurisdiction of    (I.R.S. Employer
 incorporation or organization)      Identification No.)

200 Park Avenue, New York, New York                 10166
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



               Class             Outstanding at October 30, 1998
               -----             -------------------------------

Class A Common Stock, no par value         7,056,111
Class B Common Stock, no par value        3,329,780

                       PART I - FINANCIAL INFORMATION
                     SEQUA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME
                  (Amounts in thousands, except per share)
                                 (Unaudited)



                                   For the Nine Months   For the Three Months
                                   Ended September 30,   Ended September 30,
                                  --------------------   -------------------
                                     1998        1997       1998       1997
                                     ----        ----       ----       ----

SALES                             $1,356,473  $1,158,119  $458,954  $391,333
                                  ----------  ----------  --------  --------

COSTS AND EXPENSES
  Cost of sales                    1,082,976     934,666   366,750   313,738
  Selling, general and
    administrative                   190,957     161,810    63,941    54,236
                                  ----------  ----------  --------  --------
                                   1,273,933   1,096,476   430,691   367,974
                                  ----------  ----------  --------  --------

OPERATING INCOME                      82,540      61,643    28,263    23,359

OTHER INCOME (EXPENSE)
  Interest expense                   (39,288)    (37,797)  (13,402)  (12,727)
  Interest income                      3,930       4,078     1,400     1,426
  Equity in income (loss) of
   unconsolidated joint ventures      (1,102)      1,523      (309)     (622)
  Other, net                           3,408       1,682      (596)    1,543
                                  ----------  ----------  --------  --------

INCOME BEFORE INCOME TAXES            49,488      31,129    15,356    12,979

Income tax provision                 (22,200)    (18,400)   (4,800)   (6,330)
                                  ----------  ----------  --------  --------

NET INCOME                            27,288      12,729    10,556     6,649

Preferred dividends                   (1,657)     (2,288)     (516)     (763)
                                  ----------  ----------  --------  --------

NET INCOME AVAILABLE
  TO COMMON SHAREHOLDERS          $   25,631  $   10,441  $ 10,040  $  5,886
                                  ==========  ==========  ========  ========


BASIC AND DILUTED EARNINGS
  per share                         $   2.50   $   1.05   $    .97  $    .59

DIVIDENDS DECLARED PER SHARE
  Preferred                         $   2.50   $   2.50   $   1.25  $   1.25

The accompanying notes are an integral part of the financial statements.

                              SEQUA CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              Of Financial Condition and Results of Operations
              ------------------------------------------------



SUMMARY BUSINESS SEGMENT DATA (in millions)


                                          Sales        Operating Income
                                      Year to Date       Year to Date
                                     --------------    ----------------
                                     1998      1997     1998     1997
                                     ----      ----     ----     ----

     Aerospace                    $  788.5    $661.3   $58.7    $42.3
     Machinery & Metal Coatings      306.7     236.1    15.5     11.5
     Specialty Chemicals             182.7     158.8    22.5     19.2
     Other Products                   78.6     101.9     8.9     10.6
     Corporate                         -         -     (23.1)   (22.0)
                                  --------  --------   -----    -----
          TOTAL                   $1,356.5  $1,158.1   $82.5    $61.6
                                  ========  ========   =====    =====


                                         Sales        Operating Income
                                     Third Quarter      Third Quarter
                                     -------------     --------------
                                     1998      1997     1998     1997
                                     ----      ----     ----     ----

     Aerospace                      $262.7    $229.0   $17.5    $18.1
     Machinery & Metal Coatings      108.0      79.1     7.0      2.5
     Specialty Chemicals              64.5      51.9     9.9      7.5
     Other Products                   23.8      31.3     2.0      2.7
     Corporate                         -         -      (8.1)    (7.4)
                                     -----     -----   -----    -----
          TOTAL                     $459.0    $391.3   $28.3    $23.4
                                    ======    ======   =====    =====

Sales
-----

     Overall sales increased 17% in both the nine months and the third quarter, with advances in both periods from the Aerospace, Machinery and Metal Coatings, and Specialty Chemicals segments. Sales of the Other Products segment declined in both periods, due entirely to the late-1997 divestiture of the Northern Can Systems
(NCS) unit.

     Sales of the Aerospace segment advanced 19% for the nine months and 15% for the third quarter, with both Gas Turbine and ARC Propulsion ahead in each period. Gas Turbine posted increases in sales to both the component repair aftermarket and the original equipment market. The advances reflect continuing strong demand from the commercial sector of the industry, tempered by the effect of intense competition from the engine

Sales  (con't)
-----

manufacturers for aftermarket repair. Sales of ARC Propulsion were up approximately 60% in the nine months and 50% in the third quarter. These increases reflect the consolidation of the airbag inflator business following the Company's January 1998 purchase of its partner's 50% interest in this former joint venture.
Sales of solid propellant rocket motors were also ahead in both periods, while sales of liquid propellant motors for satellite station keeping declined due to reduced Asian demand.

     Sales of the Machinery and Metal Coatings segment increased 30% for the nine months and 36% for the third quarter. Sales of Precoat Metals, the Company's metal coatings unit, declined in both periods, due to reduced demand from two major customers in the building products market. Both customers have brought work in-house that was previously handled by Precoat -- one due to the late-1997 settlement of a strike, and the other due to the acquisition of its own coating facilities in the second quarter of 1998. The Company anticipates that these developments will have a continuing effect on future sales comparisons. By contrast, metal coating sales to the manufactured products market increased in both periods, while sales to the container market were up in the third quarter, but down for the nine months.
Third quarter sales of Can Machinery more than doubled from a low 1997 base, boosting nine-month sales to an 8% increase. Although fourth quarter sales are expected to be on a par with the 1997 level, the Company anticipates a significant drop in sales in 1999, based on current lack of demand for new can line installations, due to weak economies in key overseas markets. Sales of MEGTEC Systems (which was formed following the third-quarter 1997 acquisition of TEC Systems and its combination with MEG, the Company's existing auxiliary press equipment unit) more than tripled in the nine months and more than doubled in the third quarter. The advances reflect the inclusion of the TEC business and increased sales to the Company's traditional auxiliary press equipment market. MEGTEC's order backlog for the fourth quarter of 1998 remains strong.

     Sales of the Specialty Chemicals segment advanced 15% for the nine months and 24% for the third quarter, with both units ahead in each period. The overseas unit posted solid sales advances in both periods. For the nine months, the advance reflects a higher level of sales by a growing network of international chemical distribution units, boosted by the addition of an Italian distributor acquired in early 1998. These favorable factors were partially offset by currency-related reductions in international detergent chemicals sales. In the third quarter, the improvements at the chemical marketing units were augmented by increased detergent chemical sales, as a strong increase in customer demand for TAED -- to support the launch of new detergents -- more than offset the lingering unfavorable

Sales  (con't)
-----

currency effect. Favorable sales comparisons are expected to continue in the fourth quarter. The domestic unit recorded increases in both periods, with the third-quarter advance led by higher sales of graphics chemicals and the nine-month increase a reflection of advances in graphics and textiles. The domestic unit was divested in late October. See the Subsequent Event section of this Management's Discussion and Analysis (MD&A) for more details.

     Sales of the Other Products segment declined 23% for the nine months and 26% for the third quarter, due entirely to the December 1997 divestiture of NCS. After excluding the contribution of NCS from both 1997 periods, sales were up 3% for the nine months and 6% for the third quarter. For both periods, the automotive products unit was unfavorably affected by the General Motors strike, which was settled in late July. Sales of the men's apparel unit advanced in both periods, and backlog at September 30, 1998 was higher than a year ago.

Operating Income

     Overall operating income increased 34% for the nine months and 21% for the third quarter.

     Operating income in the Aerospace segment was ahead 39% in the nine months, but down 3% for the third quarter. At Gas Turbine, profits were sharply higher for the nine months and slightly ahead for the third quarter. Profits of the unit were affected by several factors, including, in all periods, legal expenses related to the ongoing litigation with the Pratt & Whitney unit of United Technologies. These legal expenses amounted to $4.5 million in the nine months of 1998 and $7.9 million in the same 1997 period; and $1.5 million in the third quarter of 1998, and $2.3 million in the third quarter of 1997. Overall Gas Turbine results for the nine months reflected strong advances at both the repair and OEM units and the benefit of lower P&W litigation costs. In addition, comparison with the nine months of 1997 is also affected by a $2.7 million settlement with the government of Egypt that occurred in the second quarter of 1997 and is included in the results for the nine months of that year. Gas Turbine's small increase in operating income for the third quarter reflects several offsets to the benefits of higher sales and lower legal costs. These include the impact of competitive pressures in the repair sector; the effect of start-up and scrap costs on new OEM programs; and costs related to the modernization of an OEM facility. The OEM-related factors are expected to ease in the fourth quarter, and management currently expects favorable fourth quarter income comparisons at Gas Turbine.

Operating Income  (con't)
----------------

     Operating income at ARC Propulsion registered a strong advance in the nine months, driven primarily by profits of the recently acquired airbag inflator business. Operating income for the third quarter declined despite the inclusion of profits from the airbag inflator unit. The unfavorable comparison was due to the inclusion in the third quarter of 1997 of a favorable resolution to an environmental issue. In the 1998 third quarter the amount of profit from the airbag inflator unit was small due to seasonal factors, an unfavorable sales mix shift and a high level of research and development expenditures.

     Operating income in the Machinery and Metal Coatings segment increased 34% for the nine months and nearly tripled from a poor 1997 third quarter. The metal coatings unit was down in both periods, primarily due to lower sales to the building products market, an unfavorable sales mix shift, and lower margins. These factors are expected to continue to affect income comparisons for the fourth quarter. Can Machinery profits were higher in both periods primarily due to increased sales, the benefits of cost reduction measures instituted in late 1997; and, for the nine months, lower warranty costs. The MEGTEC unit operated at a profit in both 1998 periods, even after a $2.0 million first-quarter redundancy provision. In 1997, sizeable losses were recorded in both periods. The improvements reflect higher sales and the effectiveness of a program to streamline operations and eliminate duplicate costs at the combined business. Favorable comparisons are again expected in the fourth quarter.

     Operating income in the Specialty Chemicals segment increased 17% for the nine months and 33% for the third quarter. At the overseas unit, higher profits for the nine months reflect significant cost reductions, improved performance at the specialty chemicals distribution units, and profits added through the early-1998 acquisition of an Italian distribution unit. In addition to these factors, the third quarter benefitted from higher TAED sales. The domestic unit registered a small decline for the nine months and a sharp decline for the third quarter. This unit was divested in late October. For further information on the divestiture see the Subsequent Event section of this MD&A.

     Operating income in the Other Products segment declined 16% for the nine months and 26% for the third quarter, with approximately half the decline in each period due to the late-1997 divestiture of NCS. At the automotive products unit, lower profits in both periods reflect the effects of the General Motors strike and the start-up costs at new facilities in Kentucky and Brazil. Profits at the men's apparel unit advanced in both periods, primarily due to higher sales and strict cost controls.

Equity in Income (Loss) of Unconsolidated Joint Ventures
--------------------------------------------------------

     In January 1998, the Company increased its ownership in BAICO, the larger of the airbag joint ventures, to 100%, and operating results of this business have been consolidated since the date of majority ownership. During the nine-month period of 1998, the Company's share of the earnings or losses of unconsolidated joint ventures was adversely affected by a $1.3 million increase in the Company's share of losses incurred by the Company's remaining unconsolidated airbag joint venture, BAG SpA, and $0.6 million of equity losses recorded during the 1998 period for ARC Propulsion's joint venture which develops composite materials for aircraft parts. During the three-month periods of 1998 and 1997, the Company's share of losses in the unconsolidated airbag joint venture was $0.5 million and $0.4 million, respectively. The Company's equity share of the earnings of ACT, a joint venture which owns and operates a ceramic coater for the application of Pratt & Whitney coatings, was income of $1.5 million and $1.6 million in the nine-month periods of 1998 and 1997, respectively, and $0.5 million and $0.6 million in the three-month periods of 1998 and 1997, respectively.

Other, net
----------

     During the nine-month period of 1998, Other, net included a $6.7 million gain from the sale of a Gas Turbine OEM business in the United Kingdom and a $2.0 million provision related to the potential loss of funds advanced to a vendor engaged to implement a freight consolidation program and charges for the amortization of capitalized debt costs of $0.9 million. During the nine-month period of 1997, Other, net included gains on the sale of real estate of $2.3 million and charges for the amortization of capitalized debt costs of $1.1 million. In both three-month periods, Other, net included charges of $0.3 million for the amortization of capitalized debt costs and the third quarter of 1997 included a gain on the sale of real estate of $1.0 million.

Income Tax Provision
--------------------

     At the end of each quarter, the Company separately estimates the effective foreign and domestic tax rates expected to be applicable for the full fiscal year. The effective tax rates for the nine-month periods of 1998 and 1997 were based upon estimated annual pre-tax foreign and domestic earnings excluding the gain on the sale of Sequa Chemicals to be recorded in the fourth quarter of 1998. The effective rates reflect nondeductible goodwill amortization, the effect of a provision for state income and franchise taxes and the establishment of a valuation allowance to eliminate the tax benefit for losses of one of the Company's French subsidiaries. The foreign and domestic estimated annual effective tax rates were then applied

Income Tax Provision  (con't)
--------------------

separately to interim foreign and domestic pre-tax earnings. The tax provision for the third quarters of 1998 and 1997 represent the difference between the year-to-date tax provisions recorded as of September 30, 1998 and 1997 and the amounts reported for the six-month periods of 1998 and 1997.

Subsequent Event
----------------

     On October 28, 1998, the Company sold substantially all the business and operating assets of Sequa Chemicals, Inc. ("Sequa Chemicals"), the Company's US-based specialty chemicals unit, for $108 million in cash subject to final cash settlement adjustments. The cash proceeds were used to pay off all principal amounts outstanding under the Company's revolving credit agreement. The sale resulted in a preliminary after-tax gain of approximately $31 million, or $3.02 per share. Sequa's final accounting for the disposition of Sequa Chemicals is still under review by management and will be finalized prior to the filing of Sequa's Annual Report on Form 10-K for the year ending December 31, 1998.

Liquidity
---------

     In October 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $500 million aggregate principal amount of senior unsecured debt securities. The Company anticipates that the net proceeds from the sale of these securities will be used to refinance existing public indebtedness carrying higher interest rates and for general corporate purposes.

     In addition, the Company plans to enter into a five-year
Receivables Purchase Agreement to sell up to $90 million of the Company's trade receivables without recourse through a bank sponsored facility.

     The Company has an issue with the Internal Revenue Service involving the 1989 restructuring of two subsidiaries. At September 30, 1998, the potential liability associated with the restructuring and other related tax issues, including interest from the date of the resulting tax refund, is approximately $82 million. While management believes its tax position in this matter is appropriate, it has taken the conservative position of recording reserves to cover an adverse outcome. The Company has had preliminary settlement discussions with the Internal Revenue Service and on October 1, 1998, the Company made an initial deposit of $24 million with the Internal Revenue Service against the expected liability for additional tax and interest that may

Liquidity  (con't)
---------

be assessed against Sequa related to certain of these matters. The deposit stops the running of interest with respect to the amounts deposited. Management does not currently anticipate a final resolution of this matter in 1998 and believes that, in the event of an unfavorable resolution, the Company will have sufficient resources available to make any additional negotiated or adjudicated payment.

     Management anticipates that cash flow from operations, proceeds from the divestiture of assets, the $140.0 million of credit available at November 12, 1998 under the revolving credit agreement, the $90.0 million of anticipated available financing under the Receivables Purchase Agreement, proceeds from debt securities which may be sold under the Company's shelf registration and the $38.2 million of cash and cash equivalents on hand at September 30, 1998 will be sufficient to fund the Company's operations and niche acquisitions for the foreseeable future and to repay the remaining $138.5 million principal balance of the Company's 9 5/8% senior unsecured notes due in October 1999.

Backlog
-------

     The businesses of Sequa for which backlogs are significant are the Turbine Airfoils, Caval Tool, Turbocombuster Technology and Casting units of Gas Turbine, and the ARC Propulsion operations of the Aerospace segment; the Can Machinery and MEGTEC operations of the Machinery and Metal Coatings segment; and the men's apparel unit of the Other Products segment. The aggregate dollar amount of backlog in these segments at September 30, 1998 was $315.9 million ($387.2 million at December 31, 1997). Sales of the men's apparel unit are seasonal, with stronger sales in the first six months of the year; accordingly, this unit's backlog is normally higher at December 31 than at any other time of the year.

Environmental Matters
---------------------

     The Company's environmental department, under senior management direction, manages all activities related to the Company's involvement in environmental clean-up. This department establishes the projected range of expenditures for individual sites with respect to which the Company may be considered a potentially responsible party under applicable federal or state law. These projected expenditures, which are reviewed periodically, include: remedial investigation and feasibility studies; outside legal, consulting and remediation project management fees; the projected cost of remediation activities; site closure and post-remediation monitoring costs. The assessments take into account currently available facts, existing

Environmental Matters  (con't)
---------------------

technology, presently enacted laws, past expenditures, and other potentially responsible parties and their probable level of involvement. Outside technical, scientific and legal consulting services are used to support management's assessments of costs at significant individual sites.

     It is the Company's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $13 million to $31 million. At September 30, 1998, the Company's balance sheet includes accruals for remediation costs of $21.8 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. While the possibility of further recovery of some of the costs from insurance companies exists, the Company does not recognize these recoveries in its financial statements until they are realized. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, it is currently estimated that the Company will spend in the range of $9 million to $12 million during 1998 and between $6 million and $8 million during 1999. Actual expenditures for the first nine months of 1998 were approximately $6.9 million.

Year 2000 Computer Issue
------------------------

     Certain of the Company's computer systems process transactions based on storing two digits for the year of a transaction rather than the full four digits. Such systems may not be programmed to consider the start of a new century and will encounter significant processing difficulties in the year 2000, unless they are fixed or replaced. During 1997, the Company began an internal awareness program to ensure that all its operating units were attuned to the millennium issue, and resources have been devoted to identify critical business processes, to evaluate the extent of the Company's Year 2000
(Y2K) issues and to implement required remedial actions.

     Many of the Company's operating units utilize purchased software, and related software maintenance agreements provide for upgrades which have addressed, or will address, the Y2K issue. The Company's estimate to become Y2K compliant includes the entire cost of new software, including software purchased primarily for reasons other than to address the Y2K issue. The costs of data processing personnel on staff are not included in the estimate, but outside consultants are included. Management

Year 2000 Computer Issue  (con't)
------------------------

currently estimates that the total cost of hardware, software, training, testing and other costs related to Y2K issues will be approximately $25 million. To date, costs of $9.0 million have been incurred, with $6.1 million capitalized and the balance of approximately $2.9 million expensed. The Company anticipates that approximately 60% of future cost will be capitalized. Future costs will be funded from the Company's sources of funds, as discussed in the liquidity section of this MD&A.

     Sequa is a decentralized organization. Consequently, compliance with the Y2K issue is the responsibility of individual operating units. Corporate systems are the responsibility of the individual staff departments. The Company's senior management, with the assistance of an international consulting firm, is monitoring the progress of the various units and corporate departments.

     During the third quarter of 1998, the consulting firm reviewed the plans and activities of all non-Gas Turbine units (in July and August), six of 27 Gas Turbine sites (in September) and the corporate departments (in July). These reviews were conducted with the local management teams responsible for the Y2K project. The Gas Turbine units selected for outside review were those believed to have the greatest exposure to the Y2K issue. The balance of the Gas Turbine units are currently being reviewed by Gas Turbine management using the same criteria and methodologies as the outside consultants.

     In evaluating the Company's progress related to Y2K issues, the following five major areas were reviewed in detail:

     APPLICATION SYSTEMS Broadly used business applications which are supported by internal management information systems (MIS) employees.

     TECHNICAL INFRASTRUCTURE MIS-supported hardware and software, including standard commercial packages on local
      PCs.

     END-USER COMPUTING End-user developed coding (for example, in tools such as Microsoft Access and Microsoft Excel) plus items purchased by end users outside of the MIS support structure. This area was found to have no critical applications, therefore no further reporting will be done on it.

     FACILITIES & EQUIPMENT Manufacturing equipment and building equipment, such as HVAC and telephones, plus any other logic-based equipment.

Year 2000 Computer Issue  (con't)
------------------------

     THIRD PARTY RELATIONSHIPS Entire supply chain, including suppliers, customers, financial institutions and necessary regulatory agencies.

     Each unit's progress in the four critical major areas was categorized in one of four life cycles defined below:

     INVENTORY & ASSESSMENT (I&A) Awareness of problem, detailed inventory creation, evaluation of the Year 2000 status of each item, and remediation plan.

     RENOVATION/REPLACEMENT (R)  Any repair efforts.

     TESTING & IMPLEMENTATION PROGRAM (T&I) Technical and Y2K acceptance testing plus reintroduction into production environment.

     PRODUCTION SUPPORT (PS) Ongoing execution of the item after repair.

     Following is the assessment of each operating unit and the corporate departments reviewed for each of the four critical major areas. While the Y2K remediation efforts are ongoing, the following assessments provide a snapshot at a given point in time; they will be updated in each of the Company's future filings. Note: In all tables in this Y2K section the X in the Status column means that this was the life cycle stage(s) being worked on at the time of the review. In the case of Gas Turbine, the numbers in the status columns represent the number of the six units reviewed which are doing work in each of the life cycle stages. Blank spaces to the left of each X signify that these life cycle stages were complete at the time of the review. Blank spaces to the right of the X signify that significant work had not yet started on these stages at the time of the review.

                                                 Status
                                        ------------------------
    Applications systems                I&A    R      T&I    PS
    --------------------                ---    -      ---    --
    Gas Turbine (6 units)                      6       5      2
     Atlantic Research                                 X
     Precoat Metals                            X
     Can Machinery                       X
     MEGTEC Systems                      X
     Warwick                                           X
     Casco Products                      X
     Men's Apparel                              X
     Corporate                           X      X

Year 2000 Computer Issue  (con't)
------------------------

     Many of the Company's operating units and corporate departments utilize purchased software. Significant progress in the applications systems area is expected over the next two quarters, as software upgrades that address the Y2K issue are received from the vendors under ongoing maintenance agreements.

                                                 Status
                                        ------------------------
    Technical infrastructure            I&A    R      T&I    PS
    ------------------------            ---    -      ---    --
     Gas Turbine (6 units)               6     3
     Atlantic Research                   X
     Precoat Metals                            X
     Can Machinery                       X
     MEGTEC Systems                      X
     Warwick                                                   X
     Casco Products                      X
     Men's Apparel                       X      X
     Corporate                           X


     The Company has a variety of technical infrastructures at its units and is working with the vendors of these systems to repair or replace system hardware and software to ensure Y2K compliance. Based upon the recently completed review, the Company does not believe this to be an area of high risk.

                                                 Status
                                        ------------------------
    Building, facilities & equipment    I&A    R      T&I    PS
    --------------------------------    ---    -      ---    --
     Gas Turbine (6 units)               6
     Atlantic Research                   X
     Precoat Metals                      X
     Can Machinery                       X
     MEGTEC Systems                      X
     Warwick                                    X
     Casco Products                      X      X      X
     Men's Apparel                       X
     Corporate                           X


Third party relationships
-------------------------

     Except for Warwick which is in the remediation stage, all other units and corporate are in the inventory and assessment stage.

     The Company's individual operating units have not yet developed contingency plans to handle any disruption that may result from the Y2K issue. The need for and extent of such plans is being evaluated by each of the units, and plans will be developed to the extent needed based on various factors,

Year 2000 Computer Issue  (con't)
------------------------

including: the unit's ongoing progress; the extent of significant identified problems or unknowns; overall evaluation of risk, etc. There can be no guarantee that the Company's effort to be Y2K compliant will prevent a material adverse impact on its results of operations, financial condition or cash flows. If the Company and/or third parties upon which the Company relies are not fully Y2K compliant, the possible consequences could include: temporary plant closings; delays in the delivery of finished products; delays in the receipt of key purchased materials and services; invoice and collection errors; customers and vendor relations problems, etc. These consequences could possibly have a material adverse impact on the Company's results of operations, financial condition and cash flows if the Company is unable to conduct its business in the ordinary course. The Company believes that its readiness program will reduce the likelihood, severity and duration of any possible disruptions.

     The Company expects that its Y2K compliance program will be largely completed before December 31, 1999. Individual units and corporate departments will be completing their work starting in the first quarter of 1999.

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

     SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued in February 1998. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures. Restatement of disclosures for

Other Information  (con't)
-----------------

earlier periods is required. This statement is effective for the Company's financial statements for the year ended December 31, 1998.

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

               SEQUA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                     (Amounts in thousands)


                             ASSETS

                                      (Unaudited)
                                      September 30,  December 31,
                                          1998           1997
                                       ----------    ----------

CURRENT ASSETS
  Cash and cash equivalents            $   38,249    $   93,743
  Short-term investments                   11,813        25,000
  Trade receivables (less allowances of
    $18,039 and $15,816)                  307,531       282,602
  Unbilled receivables (less allowances
    of $946 and $2,073)                    33,386        27,777
  Inventories                             267,477       246,449
  Other current assets                     22,637        20,272
                                        ---------     ---------
    Total current assets                  681,093       695,843
                                        ---------     ---------

INVESTMENTS
  Net assets of discontinued operations   106,000       109,723
  Other investments                        26,617        24,217
                                        ---------     ---------
                                          132,617       133,940
                                        ---------     ---------

PROPERTY, PLANT AND EQUIPMENT, NET        476,392       435,480
                                        ---------     ---------

OTHER ASSETS
  Excess of cost over net assets of
    companies acquired                    307,120       305,540
  Deferred charges and other               18,492        20,872
                                        ---------     ---------
                                          325,612       326,412
                                        ---------     ---------

TOTAL ASSETS                           $1,615,714    $1,591,675
                                       ==========    ==========

The accompanying notes are an integral part of the financial statements.

               SEQUA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
            (Amounts in thousands, except share data)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                      (Unaudited)
                                      September 30,December 31,
                                          1998         1997
                                       ----------  -----------
CURRENT LIABILITIES
  Current maturities of long-term
    debt                              $    8,526  $    24,510
  Accounts payable                       137,899      136,003
  Taxes on income                         44,376       42,370
  Accrued expenses                       191,348      163,845
                                      ----------   ----------
    Total current liabilities            382,149      366,728
                                      ----------   ----------

NONCURRENT LIABILITIES
  Long-term debt                         502,217      508,735
  Deferred taxes on income                24,194       19,078
  Other noncurrent liabilities            74,440      102,740
                                      ----------   ----------
                                         600,851      630,553
                                      ----------   ----------

SHAREHOLDERS' EQUITY
  Preferred stock--$1 par value,
    1,825,000 shares authorized,
    797,000 shares of $5 cumulative
    convertible stock issued at
    September 30, 1998 and
    December 31, 1997 (involuntary
    liquidation value--$20,815 at
    September 30, 1998)                      797          797
  Class A common stock--no par value,
    25,000,000 shares authorized,
    7,273,000 shares issued at
    September 30, 1998 and 7,188,000 shares
    issued at December 31, 1997            7,273        7,188
  Class B common stock--no par value,
    5,000,000 shares authorized,
    3,727,000 shares issued at
    September 30, 1998 and
    December 31, 1997                      3,727        3,727
  Capital in excess of par value         288,390      283,339
  Accumulated other comprehensive
    income (loss)                          2,340       (6,794)
  Retained earnings                      408,574      382,945
                                      ----------   ----------
                                         711,101      671,202
  Less:  Cost of treasury stock           78,387       76,808
                                      ----------   ----------
    Total shareholders' equity           632,714      594,394
                                      ----------   ----------

  TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                            $1,615,714   $1,591,675
                                      ==========   ==========

The accompanying notes are an integral part of the financial statements.

                      SEQUA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)
                                                         For the Nine Months
                                                         Ended September 30,
                                                        -------------------
                                                           1998        1997
                                                           ----        ----

Cash flows from operating activities:
  Income before income taxes                             $ 49,488    $ 31,129

  Adjustments to reconcile income to net
    cash provided by operating activities:
      Depreciation and amortization                        66,448      64,521
      Provision for losses on receivables                   5,010       7,464
      Equity in (income) loss of unconsolidated
        joint ventures                                      1,102      (1,523)
      Gain on sale of assets                               (6,481)     (1,954)
      Other items not providing cash                       (1,073)     (2,596)

  Changes in operating assets and liabilities,
    net of businesses purchased and sold:
      Receivables                                          (9,190)    (15,609)
      Inventories                                          (9,761)    (13,343)
      Other current assets                                 (3,844)     (1,372)
      Accounts payable and accrued expenses                (7,008)     32,638
      Other noncurrent liabilities                         (8,658)     (7,498)
                                                         --------    --------

  Net cash provided by continuing operations
    before income taxes                                    76,033      91,857
  Net cash provided by discontinued
    operations before income taxes                          1,437       3,900
  Income taxes paid, net                                  (14,400)    (15,160)
                                                         --------    --------
    Net cash provided by operating activities              63,070      80,597
                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Business sold                                            13,901        -
  Businesses purchased                                    (32,812)    (35,991)
  Short-term investments                                   11,234     (25,000)
  Purchase of property, plant and equipment               (71,646)    (47,741)
  Sale of property, plant and equipment                    11,325       6,995
  Other investing activities                               (3,496)       (693)
                                                         --------    --------
    Net cash used for investing activities                (71,494)   (102,430)
                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                             -         17,297
  Payments of debt                                        (51,574)    (16,562)
  Dividends paid                                           (1,657)     (2,288)
  Proceeds from exercise of stock options                   2,831       2,870
                                                         --------    --------
    Net cash provided by (used for) financing
      activities                                          (50,400)      1,317
                                                         --------    --------

Effect of exchange rate changes on cash
  and cash equivalents                                      3,330      (3,306)
                                                         --------    --------

Net decrease in cash and cash equivalents                 (55,494)    (23,822)

Cash and cash equivalents at beginning of period           93,743      92,079
                                                         --------    --------

Cash and cash equivalents at end of period               $ 38,249    $ 68,257
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

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the Company's results for the interim periods presented. Except for the $2.0 million redundancy provision recorded by the French operation of MEGTEC during the first quarter of 1998, such adjustments consisted of normal recurring items. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

Comprehensive income for the nine months and three months ended
September 30, 1998 and 1997 is as follows:

                                       (Thousands of Dollars)
                                            (Unaudited)
                             For the Nine Months  For the Three Months
                             Ended September 30,   Ended September 30,
                             -------------------   -------------------
                                1998       1997       1998     1997
                                ----       ----       ----     ----

Net income                    $27,288   $ 12,729     $10,556  $6,649
Other comprehensive income
  (loss):
  Foreign currency
    translation adjustments    10,404    (17,853)      9,064  (6,825)
  Unrealized loss on
    marketable securities,
    net of tax                 (1,270)      -         (2,523)   -
                              -------    -------     -------  ------

Comprehensive income (loss)   $36,422   $ (5,124)    $17,097  $ (176)
                              =======   ========     =======  ======

NOTE 3 - EARNINGS PER SHARE

     The Company implemented SFAS No. 128, "Earnings per Share," in the fourth quarter of 1997; accordingly, the earnings per share amounts for all periods presented have been calculated in accordance with the new standard.

     Basic earnings per share (EPS) in 1998 and 1997 have been computed by dividing the net earnings, after deducting dividends on cumulative convertible preferred stock, by the weighted average number of common shares outstanding during the year. These computations were based on 10,239,000 and 10,340,000 shares for the nine- and three month-periods in 1998, respectively, and 9,956,000 and 9,984,000 shares for the nine- and three-month periods in 1997, respectively.

     The computation of diluted EPS is the same as the basic EPS calculation except that the denominator was increased by 8,000 and 7,000 shares in the nine- and three-month periods of 1998, respectively, and 31,000 and 39,000 shares in the nine- and three- month periods of 1997, respectively, for the dilutive effect of stock options calculated using the treasury stock method. Each share of the Company's preferred stock is

NOTE 3 - EARNINGS PER SHARE  (con't)

convertible into 1.322 shares of common stock; however, conversion of such shares is antidilutive in all periods presented when the preferred stock dividends are added back to the income available to common stock.

NOTE 4 - INVENTORIES

     The inventory amounts at September 30, 1998 and December 31,
1997 were as follows:

                                 (Thousands of Dollars)
                             (Unaudited)
                         September 30, 1998  December 31, 1997
                         ------------------  -----------------
Finished Goods                $ 73,062          $ 68,570
Work in process                 89,115            89,442
Raw materials                  112,952            89,579
Long-term contract costs         6,851            11,599
Customer Deposits              (14,503)          (12,741)
                              --------          --------
                              $267,477          $246,449
                              ========          ========

NOTE 5 - SUBSEQUENT EVENT

     On October 28, 1998, the Company sold substantially all the business and operating assets of Sequa Chemicals, Inc. ("Sequa Chemicals"), the Company's US-based specialty chemicals unit, for $108,000,000 in cash subject to final cash settlement adjustments. The cash proceeds were used to pay off all principal amounts outstanding under the Company's revolving credit agreement. The sale resulted in a preliminary after-tax gain of approximately $31 million, or $3.02 per share. Sequa's final accounting for the disposition of Sequa Chemicals is still under review by management and will be finalized prior to the filing of Sequa's Annual Report on Form 10-K for the year ending December 31, 1998.

                   PART II - OTHER INFORMATION
                   ---------------------------

ITEM 1 - LEGAL PROCEEDINGS
         -----------------

     The Company is involved in a number of claims, lawsuits and proceedings (environmental and otherwise) which arose in the ordinary course of business. Other litigation is pending against the Company involving allegations that are not routine and include, in certain cases, compensatory and punitive damage claims. Included in this other class of litigation is an action commenced on July 11, 1995 by United Technologies Corporation
(UTC), through its Pratt & Whitney division against Chromalloy Gas Turbine Corporation (Chromalloy) in the United States District Court for the District of Delaware. For a complete description of this litigation, see the Company's Report on Form 10-K for the year ended December 31, 1997, Reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998 and its Report on Form 8-K, filed on September 10, 1998, all of which are incorporated herein by reference.

     On August 14, 1998, the Court issued a Memorandum Opinion and Order with respect to the issues tried in December, 1997 on Chromalloy's counterclaim for certain breaches of the parties' 1985 Repair Agreement. The Court ordered United Technologies to "fulfill its obligations under the February 4, 1985 Repair Process Agreement with Chromalloy Gas Turbine Corporation" and to provide Chromalloy with the data and parts required to develop and perform Pratt-approved repairs for the newest models of the major jet engine series manufactured by Pratt & Whitney. The Court ordered UTC to provide Chromalloy with updated technical data on an ongoing basis and to evaluate and grant repair approvals to Chromalloy to repair components for the most advanced models of several Pratt & Whitney engine families, including the 4000 series, the PW 2000 series, and the V2500 series. The Court's 55-page opinion identified eight separate contract breaches by UTC and granted Chromalloy all the relief it had requested with regard to Pratt's failure to provide repair approvals. Chromalloy did not seek monetary damages on this claim. The Court also held that UTC had violated the Repair Agreement by failing to notify Chromalloy of the more favorable licensing terms, including lower royalty rates that Pratt & Whitney negotiated with other component repair suppliers and to give Chromalloy the opportunity to accept the same terms. The monetary damages and other remedies being sought by Chromalloy on that claim will be tried at a later time.

     Since this decision, the Court has granted UTC's motion asking the court to rule that this judgment is final and, therefore, immediately appealable. UTC has filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. UTC also has sought a stay of the August 14, 1998 Order from the federal district court. If the district court denies

ITEM 1 - LEGAL PROCEEDINGS  (con't)
         -----------------
that stay application (and the Court has indicated it is inclined to do so), UTC has said it will seek a stay of the Order from the Court of Appeals for the Federal Circuit.

     Additional claims by both UTC and Chromalloy were scheduled for trials in November, 1998 and March, 1999. As part of the settlement discussed below concerning the patent infringement case brought by Chromalloy, the parties agreed to resolve all of these remaining claims, except for Chromalloy's claim relating to the appropriate royalty rate for a specific repair process and Chromalloy's claims for equitable relief and monetary damages for UTC's breach of the Repair Agreement by failing to notify Chromalloy of the more favorable licensing terms, including lower royalty rates (discussed above). The parties currently are finalizing the settlement documents. The settlement does not affect the issues tried during the 5-day bench trial in July on Chromalloy's claim for equitable relief under one of the parties' licensing agreements. It would be premature at this stage for management to make an evaluation of the likely outcome of Chromalloy's remaining claims or UTC's appeal.

     On August 29, 1995, Chromalloy filed suit against UTC in the 131st District Court of Bexar County, Texas (see previous filings listed above for a complete discussion of this suit). On October 14, 1998 the Fourth Court of Appeals issued its decision refusing to overturn the trial court's denial of Chromalloy's request for injunctive relief. Although the Court of Appeals acknowledged the October, 1996 jury finding that Pratt & Whitney "willfully" or "flagrantly" attempted to monopolize the market, causing harm to Chromalloy, the Court held that, under the record presented on appeal, "the trial court was not required, as a matter of law, to conclude that ongoing, illegal conduct threatened Chromalloy with injury." Therefore, the Court found that the trial court's denial of Chromalloy's request for injunctive relief was not an abuse of discretion. Chromalloy disagrees with the decision and has received an extension of time in which to file a motion for reconsideration, both to the three-judge panel that decided the case and also to the entire Court of Appeals for en banc
                                                -- ----
consideration.

     On October 17, 1996, Chromalloy filed suit against UTC in the United States District Court for the District of Delaware (see previous filings listed above for a complete discussion of this suit). The Court initially set the trial date for September 3, 1998 and (on UTC's motion) moved the trial date to October 13, 1998. Prior to trial, the parties agreed to resolve all of Chromalloy's claims and UTC's counterclaims, and the parties are currently in the process of finalizing the settlement documents.

ITEM 1 - LEGAL PROCEEDINGS  (con't)
         -----------------

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

       (A) Exhibits

           11.1 Schedule showing calculations of Basic and Diluted Earnings Per Share for the nine- and three-month periods ended September 30, 1998 and 1997

           27.1   Financial Data Schedule, filed herewith.

       (B) Reports on Form 8-K

           A report on Form 8-K was filed on September 10, 1998 to update information with respect to the Company's litigation with United Technologies Corporation.

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












November 16, 1998