Form 10-K405
period 1998-12-31
SEQUA CORP /DE/
filed 1999-03-23
CIK 95301

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998 Commission file number 1-804

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

The aggregate market value of registrant's voting stock (Common and Preferred) held by nonaffiliates as of March 1, 1999 was $206,443,431.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

               Class                             Outstanding at March 1, 1999
               -----                             -----------------------------

Class A Common Stock, no par value                         7,061,204
Class B Common Stock, no par value                         3,329,780

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for its annual meeting of stockholders scheduled to be held on May 6, 1999 are incorporated by reference into Part III.

                               SEQUA CORPORATION

                                   FORM 10-K

                                 * * * * * * *

                                    PART I
                                    ------

ITEM 1.  BUSINESS
-------  --------

(a)  General development of business.  Sequa Corporation
     --------------------------------
("Sequa"), which was incorporated in 1929, is a diversified industrial company that produces a broad range of products through operating units in five business segments: Aerospace, Propulsion, Metal Coating, Specialty Chemicals, and Other Products. Information with respect to material acquisitions and dispositions is included in Note 15 to the Consolidated Financial Statements on page 60 of this Annual Report on Form 10-K and is incorporated by reference.

(b)  Financial information about business segments.  Segment
     ----------------------------------------------
information is included in Note 20 to the Consolidated Financial
Statements on pages 63 through 65 of this Annual Report on Form
10-K and is incorporated by reference.

(c)  Narrative description of business.  The following is a
     ----------------------------------
narrative description of the business segments of Sequa:

Aerospace
---------
     The Aerospace segment consists solely of Sequa's largest operating unit, Chromalloy Gas Turbine. Gas Turbine repairs and manufactures components for jet aircraft engines. A major independent supplier in the repair market, Gas Turbine provides domestic and international airlines with technologically advanced repairs and coatings for turbine airfoils and other critical engine components. The unit also supplies components to the manufacturers of jet engines and serves both the general aviation and military markets.

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

Propulsion
----------
     The Propulsion segment consists solely of ARC Propulsion, a supplier of solid rocket fuel propulsion systems since 1949. ARC Propulsion is a leading developer and manufacturer of advanced rocket propulsion systems, gas generators and auxiliary rocket motors and engages in research and development relating to new rocket propellants and advanced engineered materials. For the military contract market, ARC Propulsion produces propulsion systems primarily for tactical weapons. For space applications, ARC Propulsion produces small liquid fuel rocket engines designed to provide attitude and orbit control for a number of satellite systems worldwide.

     ARC Propulsion's strategy has been to pursue opportunities to develop products for commercial markets in order to reduce its reliance on defense-related business. ARC pioneered the development of hybrid inflators for automotive airbags and has produced energetic materials for airbag deployment. In early 1998, ARC moved to further its role in the automotive market through the purchase of its partner's share of a venture that produces airbag inflators.

Metal Coating
-------------
     The Metal Coating segment consists solely of Precoat Metals, which is a leader in the application of protective and decorative coatings to continuous steel and aluminum coil. Precoat's principal market is the building products industry, where coated steel is used for the construction of pre-engineered building systems, and as components in the industrial, commercial, agricultural and residential sectors. Precoat also serves the container industry, where the division has established a position in the application of coatings to steel and aluminum stock used to fabricate metal cans and can lids. In addition, the division has established a presence in other product markets, including heating, ventilating and air conditioning units, truck trailer panels and office equipment.

Specialty Chemicals
-------------------
     The Specialty Chemicals segment is composed solely of Warwick International, which is a leading producer and supplier of TAED, a bleach activator for powdered laundry and dishwasher detergent products. TAED is primarily used in oxygen-based bleaching systems to increase the cleaning power of detergent at low wash temperatures. These bleaching systems are used primarily in international markets, principally in Europe. The unit is extending its TAED capabilities to large industrial markets, such as textile bleaching and pulp and paper processing, and continues to expand a network of European chemical distributors that supply specialty products for use in plastics, resins, paints and cosmetics.

Other Products
--------------
     This segment is composed of four ongoing businesses: MEGTEC Systems, Sequa Can Machinery, Casco Products, and the Men's Apparel unit. This segment also includes two operations which were divested prior to December 31, 1998: Sequa Chemicals and Northern Can Systems.

     MEGTEC Systems. MEGTEC, which was formed in 1997 following the acquisition of TEC systems and its integration with Sequa's existing MEG operation, supplies equipment for the web offset printing industry, including pasters and splicers, web guides, infeeds, chill stands and related equipment for high-speed web presses. MEGTEC's products also include air flotation dryers for paper, printing and other uses and emission control systems for industrial applications.

     Sequa Can Machinery. Sequa Can Machinery designs and manufactures equipment for the two-piece can industry. At a facility on the East Coast, Sequa Can Machinery manufactures high-speed equipment to coat and decorate two-piece beverage cans. With the largest installed base of equipment in the field, Sequa Can Machinery also supplies upgrade kits and spare parts and maintains an extensive support service program. The division's product development team has improved the technology of precision printing to achieve higher speeds without compromising quality. The current generation of equipment runs at a rate of 2,000 cans per minute, applying an even base coat and printing crisp, clear images in up to eight colors. At its West Coast plant, Sequa Can Machinery produces equipment used to form the cup and body of two-piece metal cans. The latest generation of cupping equipment supports two high speed can lines, producing up to 4,000 shallow cups per minute. The company's newest bodymaker operates at a rate up to 450 strokes per minute.

     Casco Products. Casco, which has been serving the automotive products market since 1921, is the world's leading supplier of automotive cigarette lighters and power outlets. Casco also offers a growing line of automotive accessories, led by a series of electronic devices to monitor automotive fluid levels. These products are presently used as gauges for engine oil and engine coolant and may also be used to monitor brake, transmission and power steering fluids.

     Men's Apparel. The men's apparel unit designs and manufactures men's formalwear and accessories marketed under the After Six, Oscar de la Renta and Raffinati labels, all three of which are registered trademarks.

     Sequa Chemicals.  Sequa Chemicals, which was sold in October
1998, manufactured performance-enhancing chemicals for the paper, textile and other industries.

     Northern Can Systems (NCS).  NCS, which was sold in December
1997, supplied the domestic and international food processing market with easy-open lids for cans.

                      Markets and Methods of Distribution
                      -----------------------------------

     The Aerospace segment markets its gas turbine engine component manufacturing and repair services primarily to the major airlines of the world, to the manufacturers of commercial jet engines, and to the military. Gas Turbine's products and services are marketed directly and through sales representatives working on a commission basis. A portion of Gas Turbine's sales is made pursuant to contracts with various agencies of the United States Government, particularly the Department of the Air Force, with which Gas Turbine has had a long-term relationship.

     The Propulsion segment markets its rocket propulsion systems generally on a subcontract basis under various defense programs of the United States Government. Among the programs currently in production are the Army Extended Range Multiple Launch Rocket System, Extended Range Army Tactical Rocket System, Javelin, Stinger, Tomahawk, Standard Missile, Sidewinder, and Trident. In addition, the Propulsion segment markets it automotive airbag components to 15 automotive customers in the US and overseas.

     Sequa's Metal Coating segment sells its coating services to regional steel and aluminum producers, building product manufacturers, merchant can makers and manufacturers of other diverse products.

     The Specialty Chemicals segment sells TAED-based detergent chemicals directly to major producers of household and industrial cleaning products. Specialty products for use in plastics, resins, paints and cosmetics are sold through a network of wholly-owned European chemical distributors.

     Businesses in the Other Products segment serve distinct markets and have individual methods of distribution. MEGTEC Systems sells auxiliary press equipment directly to international web printing customers and markets emission control equipment and industrial drying systems directly to customers in the coating, converting and metal finishing industries. Sequa Can Machinery sells its can forming and decorating equipment directly to the international container manufacturing industry. Casco sells cigarette lighters, power outlets and various electronic monitoring devices directly to the automotive industry. The men's apparel unit sells its formalwear to rental and retail customers, primarily through independent sales representatives.

                                  Competition
                                  -----------

     There is significant competition in the industries in which Sequa operates, and, in several cases, the competition consists of larger companies having substantially greater resources than those of Sequa.

     Sequa believes that it is currently the world's largest manufacturer of cylindrical can decorating and can forming equipment; the world's largest supplier of automotive cigarette lighters and power outlets; and the largest supplier of men's formalwear coats and pants in the United States.

     Sequa, through its Gas Turbine operations, is a leader in the development and use of advanced metallurgical and other processes to manufacture, repair and coat blades, vanes and other components of gas turbine engines used for commercial and military jet aircraft. Gas Turbine's divisions compete for turbine engine repair business with a number of other companies, including the original equipment manufacturers (OEMs). Such OEMs generally have obligations (contractual and otherwise) to approve vendors to manufacture components for their engines and/or perform repair services on their engines and components. Gas Turbine has a number of such approvals, including licensing agreements, which allow it to manufacture and repair certain components of flight engines. The loss of approval by one of the major OEMs to manufacture or repair components for such OEM's engines could have an adverse effect on Gas Turbine, although management believes it has certain actions available to it to mitigate the adverse effect.

     Sequa's rocket propulsion business competes with several other companies for defense business. In some cases, these competitors are larger than Sequa and have substantially greater resources. Government contracts in this area are generally awarded on the basis of proven engineering capability and price. Sequa's ability to compete is enhanced by the US Government's need for alternative sources of supply under these contracts. The liquid propulsion unit operates primarily in the commercial satellite market and competes on the technical capabilities of its products, and price.

     ARC Automotive Products is a second tier automotive supplier that supplies airbag inflators to first tier airbag module (airbag, inflator and related sensors) suppliers, many of whom have their own inflator capabilities. The unit competes on product capabilities, energetic expertise, quality and price.
The unit has a long term supply agreement with its major customer, Breed Technologies.

     Sequa's Precoat Metals operation is the leading independent domestic coil coater of steel for metal building panels. Precoat competes in all its markets based on price, quality, customer service and technical capabilities.

     Sequa's Specialty Chemicals segment competes in each of its markets with a number of other manufacturers, some of which are larger and have greater resources than Sequa. This segment competes in the detergent additive market with its TAED products based on breadth of product offerings and performance characteristics, quality, and price. In the European chemical distribution market it competes primarily on the technical expertise of its sales force, and the breadth of its product offerings.

     MEGTEC is a major international supplier of auxiliary press equipment, air flotation dryers and emission control equipment. This unit has several major competitors (including certain press manufacturers in the graphic arts market) in each of its main product areas. It competes on the basis of price, quality and technical capabilities. Sequa's cylindrical can decorating and can forming equipment operations are world leaders in their markets. Sequa Can Machinery has one or two major competitors in each major product area, and the unit competes on the basis of price, quality, technical capabilities and equipment speed. Sequa's automotive products manufacturer is the world's leading producer of cigarette lighters for both the original equipment market and the auto aftermarket and competes on the basis of price, quality, and customer service. The men's apparel unit is the leading domestic producer of men's formalwear and competes on the basis of design, quality of manufacturing and price.

                                 Raw Materials
                                 -------------

     Sequa's businesses use a wide variety of raw materials and supplies. Generally, these have been available in sufficient quantities to meet requirements, although occasional shortages have occurred.

                               Seasonal Factors
                               ----------------

      With the exception of the men's apparel business, which has stronger sales in the first six months of the year, Sequa's business is not considered seasonal to any significant extent.

                            Patents and Trademarks
                            ----------------------

     Sequa owns and is licensed to manufacture and sell under a number of patents, including patents relating to its metallurgical processes. These patents and licenses were secured over a period of years and expire at various times. Sequa has also created and acquired a number of trade names and trademarks.

While Sequa believes its patents, patent licenses, trade names and trademarks are valuable, it does not consider its business as a whole to be materially dependent upon any particular patent, license, trade name, or trademark. Sequa regards its technical and managerial knowledge and experience as more important to its business.

                                Major Customers
                                ---------------

     No single customer accounted for more than 10% of consolidated sales during the past three years. However, one customer, accounted for approximately a quarter of the Propulsion segment's 1998 sales. Further information with respect to this customer is included in the discussion appearing on pages 21 and 22 of this Annual Report on Form 10-K under the heading "Risk/Concentration of Business," which is incorporated by reference. In the Specialty Chemicals segment, one customer accounted for approximately 33% of the segment's 1998 sales, and the top three customers accounted for approximately 56% of the segment's 1998 sales. All of these customers are well knwon international consumer products companies that Warwick has been doing business with for many years.

                                    Backlog
                                    -------

     Backlog information is included in the Management's
Discussion and Analysis of Financial Condition and Results of
Operations on page 28 of this Annual Report on Form 10-K and is incorporated by reference.

                           Research and Development
                           ------------------------

     Research and development costs, charged to expense as incurred, amounted to approximately $21.4 million in 1998, $13.3 million in 1997 and $12.9 million in 1996. The increase during 1998 primarily resulted from research and development related to new automotive airbag inflator products.

                             Environmental Matters
                             ---------------------

     Sequa has been notified that it has been named as a potentially responsible party under Federal and State Superfund laws and/or has been named as a defendant in suits by private parties (or governmental suits including private parties as co-defendants) with respect to sites currently or previously owned or operated by Sequa or to which Sequa may have sent hazardous wastes. Sequa is not presently aware of other such lawsuits or notices contemplated or planned by any private parties or environmental enforcement agencies. The aggregate liability with respect to these matters, net of liabilities already accrued in the Consolidated Balance Sheet, will not, in the opinion of management, have a material adverse effect on the results of operations or the financial position of Sequa. These environmental matters include the following:

     A number of claims have been filed in connection with alleged groundwater contamination in the vicinity of a predecessor corporation site which operated during the 1960s and early 1970s in Dublin, Pennsylvania. In October 1987, a class action was filed by residents of Dublin against Sequa and two other defendants. The Borough of Dublin also filed suit seeking remediation of alleged contamination of the Borough's water supply and damages in an unspecified amount. A settlement was reached in the class action in which Sequa paid $1.8 million in 1997. The Borough action was settled in 1998 when Sequa agreed to transfer to the Borough the water treatment system it constructed and $2.0 million was paid to the Borough.

     The Pennsylvania Department of Environmental Protection entered into a Consent Decree with Sequa in 1990 providing for the performance of a remedial investigation and feasibility study with respect to the same alleged groundwater contamination in Dublin. The US Environmental Protection Agency (EPA) also placed the site on the Superfund List in 1990 and, in conjunction therewith, entered into a Consent Agreement with Sequa on December 31, 1990. The investigation for the final remedy is still in progress.

     The State of Florida issued an Administrative Order in 1988 requiring TurboCombustor Technology, Inc. (TCT), a subsidiary of Gas Turbine, to investigate and to take appropriate corrective action in connection with alleged groundwater contamination in Stuart, Florida. The contamination is alleged to have arisen from a 1985 fire which occurred at TCT's former facility in Stuart. The City of Stuart has subsequently constructed and is operating a groundwater remediation system. Sequa negotiated a conditional settlement with the City of Stuart in October 1994 whereby it would contribute its ratable share of the capital and operating costs for the groundwater treatment system. Sequa estimates the amount to be paid in settlement plus additional groundwater sampling and analysis will be approximately $2 million to be paid over a ten-year period beginning when the Order is unconditionally entered.

     In September 1993, fourteen homeowners residing in West Nyack, New York served a complaint on Gas Turbine and others alleging, among other things, that contamination from a former Gas Turbine site caused the plaintiffs' alleged property damage. Gas Turbine believes it has strong defenses under New York law to the plaintiffs' complaint. Gas Turbine entered into a Consent Order with the New York Department of Environmental Conservation
(DEC) on February 14, 1994, to undertake the remedial investigation and feasibility study (RI/FS) relating to the alleged contamination in the vicinity of the former Gas Turbine site. The RI/FS was submitted to the DEC for its review in 1998.

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At December 31, 1998, the potential exposure for such future costs is estimated to range from $17 million to $33 million, and Sequa's balance sheet includes accruals for remediation costs of $25.4 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, Sequa's actual cash expenditures for remediation of previously contaminated sites were $8.2 million in 1998, $9.7 million in 1997 and $10.0 million in 1996. Sequa anticipates that remedial cash expenditures will be between $6 million and $10 million during 1999 and between $4 million and $8 million during 2000. Sequa's capital expenditures for projects to eliminate, control or dispose of pollutants were $2.3 million, $4.6 million and $1.7 million 1998, 1997 and 1996, respectively. Sequa anticipates annual environmental-related capital expenditures to be approximately $6 million during 1999 and 2000. Sequa's operating expenses to eliminate, control and dispose of pollutants have averaged approximately $11 million per year during the last three years. Sequa anticipates that environmental operating expenses will be approximately $11 million per year during 1999 and 2000.

                                  Employment
                                  ----------

     At December 31, 1998, Sequa employed approximately 11,050 people of whom approximately 2,800 were covered by union contracts.

     The approximate number of employees attributable to each reportable business segment as of December 31, 1998 was:

                                                          Approximate
           Segment                                    Number of Employees
           -------                                    -------------------


  Aerospace                                                  6,750
  Propulsion                                                 1,100
  Metal Coating                                                700
  Specialty Chemicals                                          400
  Other Products                                             2,000
  Corporate                                                    100
                                                            ------

  Total                                                     11,050
                                                            ======

Sequa considers its relations with employees to be generally satisfactory. Sequa maintains a number of employee benefit programs, including life, medical and dental insurance, pension and 401(k) plans.

(d)  Foreign Operations.  Sequa's consolidated foreign operations
     ------------------
include Gas Turbine's operations in England, France, Israel, Mexico, Netherlands and Thailand within the Aerospace Segment; ARC Propulsion's liquid rocket motor business in England within the Propulsion segment; detergent chemicals operations in Wales and chemical distribution operations in France, Italy, Spain and Portugal within the Specialty Chemicals segment; the auxiliary press equipment suppliers in France, Germany, Singapore, Sweden and the United Kingdom, and the automotive products operations in Italy and Brazil in the Other Products segment. Sales and long-lived assets attributable to foreign countries are set forth in Note 20 to the Consolidated Financial Statements on page 66 of this Annual Report on Form 10-K and are incorporated by reference.

ITEM 2.  PROPERTIES
-------  ----------

Aerospace
---------

    Gas Turbine operates over 40 plants in eleven states and six foreign countries, which have aggregate floor space of 3,150,000 square feet, of which 1,500,000 square feet is owned and 1,650,000 square feet is leased. The leases covering facilities used in this business have various expiration dates, and some have renewal or purchase options.

    Facilities in this segment are adequate and suitable for the business being conducted and operate at a moderate level of utilization.

Propulsion
----------

    ARC Propulsion operates eight manufacturing and research facilities in six states and one manufacturing facility in the United Kingdom with aggregate floor space of 1,750,000 square feet. The segment owns 150,000 square feet and leases 1,600,000 square feet. The largest lease, expiring in 2002 with renewal options through 2014, is for a 937,000 square foot facility in Arkansas. The segment also holds a lease on a 270,000 square foot facility in Virginia that expires in 2012. Other leased production facilities are located in Tennessee, New York, California and the United Kingdom.

    Facilities in this segment are suitable and adequate for the business. Utilization at various facilities ranges from moderate to high.

Metal Coating
-------------

    The Precoat Metals operation owns seven manufacturing facilities in six states with a total of 1,250,000 square feet of manufacturing and office space. An additional 142,000 square feet of office space and warehouse space is leased in Illinois and Missouri.

    The properties in this segment are suitable and adequate for the business presently being conducted. Facilities within this segment operate at a moderate utilization rate.

Specialty Chemicals
-------------------

    Warwick International owns a plant in the United Kingdom with floor space of 203,000 square feet on 55 acres of land. The segment also leases 62,000 square feet of office and warehouse space in seven separate locations in Europe.

    Facilities in this segment are adequate and suitable for the business being conducted. Facilities within this segment operate at a high utilization rate.

Other Products
--------------

    MEGTEC owns manufacturing and office facilities in De Pere, Wisconsin with aggregate floor space of 314,000 square feet and a facility in France with aggregate floor space of 62,000 square feet. MEGTEC also leases a manufacturing plant and four sales offices and owns a storage facility in Europe with a total of 93,000 square feet and leases a 2,500 square foot sales office in Singapore.

    The Sequa Can Machinery operation owns two plants in the United States with aggregate floor space of 228,000 square feet and leases manufacturing and office space of 16,000 square feet.

    The automotive products subsidiary, Casco Products, leases a 168,000 square foot plant in Connecticut, a 1,600 square foot sales office in Michigan, a 30,000 square foot manufacturing facility in Italy, and a 9,700 square foot facility in Brazil. Casco owns a 39,000 square foot plant in Kentucky.

    The men's apparel unit owns manufacturing and office facilities in Athens, Georgia with aggregate floor space of 138,000 square feet. This unit also leases 1,250 square feet of office space in Hackensack, New Jersey.

    Facilities in this segment are adequate and suitable for the business being conducted. Casco Products and men's apparel facilities operate at high utilization rates, while MEGTEC and Sequa Can Machinery facilities operate at moderate utilization rates.

Corporate
---------

    Sequa leases 53,000 square feet of corporate office space in New York, New York and Hackensack, New Jersey.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

    Information with respect to Sequa's legal proceedings is included in Note 21 to the Consolidated Financial Statements on pages 66 through 69 of this Annual Report on Form 10-K and is incorporated by reference. Additional information on environmental matters is covered in the Environmental Matters section on pages 8 through 10 of this Annual Report on Form 10-K and is incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

    None

                     EXECUTIVE OFFICERS OF THE REGISTRANT
                     ------------------------------------

    The following information is furnished pursuant to General
Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of
Regulation S-K with respect to the executive officers of the
Company:

    Name                     Age        Position Held
    ----                     ---        -------------

Norman E. Alexander          84         Chairman of the Board, Chief
                                        Executive Officer, Director and
                                        member of the Executive
                                        Committee

John J. Quicke               49         President, Chief Operating
                                        Officer, Director and member of
                                        the Executive Committee

Stuart Z. Krinsly            81         Senior Executive Vice President
                                        - General Counsel, Director and
                                        member of the Executive
                                        Committee

Gerald S. Gutterman          70         Executive Vice President and
                                        Chief Financial Officer

Martin Weinstein             63         Senior Vice President - Gas
                                        Turbine Operations


    Sequa is not aware of any family relationship among any of the above-named executive officers. All of the above-named executive officers have been employed by Sequa in the same or a similar capacity for at least five years. Each of such officers holds his office until his successor shall have been chosen and qualified by the Board of Directors at it's annual meeting, subject to the provisions of Section 4 of Article IV of the Company's By-Laws relative to resignation of officers and Section 5 of Article IV of the Company's By-Laws relative to removal of officers.

                                    PART II
                                    -------


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------   -------------------------------------------------
           STOCKHOLDER MATTERS
          --------------------

(a)  Market Information.

    The following table sets forth the high and low sales prices of Sequa Class A common stock and Sequa Class B common stock for the calendar periods indicated on the Exchange Composite Tape, as reported by the National Quotation Bureau Incorporated:


                        SEQUA CLASS A        SEQUA CLASS B
                        High      Low        High      Low
                        ----      ---        ----      ---

1998
First Quarter              75 7/8      63 7/8          80         73 7/8
Second Quarter             75 1/4      65 7/16         85 3/4     78 3/4
Third Quarter              74          56 1/8          81 1/2     73 1/8
Fourth Quarter             66 3/8      45 3/4          75 1/2     68

1997
First Quarter             46 7/8        36 1/4        52          46 1/2
Second Quarter            56 5/8        44 5/8        62 1/4      50
Third Quarter             57 3/4        50 3/4        63          57 1/4
Fourth Quarter             67 15/16      55 7/16       74 11/16   62 1/2


     Shares of Sequa Class A common stock and Sequa Class B common stock are listed on the New York Stock Exchange. There were approximately 2,400 holders of record of the Sequa Class A common stock and approximately 510 holders of record of the Sequa Class B common stock at March 1, 1999.

(c)  Dividends.

     During the years ended December 31, 1998 and 1997, no dividends were declared on Sequa Class A common shares or Class B common shares. Sequa has no present intent to pay cash dividends on its common shares.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

   The following table sets forth selected financial information for, and as of the end of, each of the five years in the period ended December 31, 1998. Such information should be read in conjunction with Sequa's Consolidated Financial
Statements and Notes thereto, filed herewith.

(Amounts in millions, except per share data)

YEAR ENDED DECEMBER 31,          1998     1997      1996      1995      1994
---------------------------     ------   ------    ------    ------    ------
OPERATING RESULTS
  Sales                       $1,802.4  $1,595.1  $1,459.0  $1,414.1  $1,419.6
  Operating income               105.5      84.7      65.2      67.9      39.8
  Income (loss) before
    extraordinary item            63.9      19.6       9.6       8.8     (24.7)
  Extraordinary loss                -         -       (0.4)       -       (1.1)
                              --------  --------  --------  --------  --------
  Net income (loss)           $   63.9  $   19.6  $    9.2  $    8.8  $  (25.8)
                              ========  ========  ========  ========  ========
BASIC EARNINGS
  (LOSS) PER SHARE
  Income (loss) before
    extraordinary item        $   6.01   $  1.66  $    .65   $   .57  $  (2.87)
  Extraordinary loss               -         -        (.04)      -        (.11)
                              --------   -------  --------   -------  --------
  Net income (loss)           $   6.01   $  1.66  $    .61   $   .57  $  (2.98)
                              ========  ========  ========   =======  ========

DILUTED EARNINGS
  (LOSS) PER SHARE
  Income (loss) before
    extraordinary item        $   5.87   $  1.66  $    .65   $   .57  $  (2.87)
  Extraordinary loss               -         -        (.04)      -        (.11)
                              --------   -------  --------   -------  --------
  Net income (loss)           $   5.87   $  1.66  $    .61   $   .57  $  (2.98)
                              ========   =======  ========   =======  ========

CASH DIVIDENDS DECLARED
  Preferred                   $   5.00   $  5.00  $   5.00   $  5.00  $   7.50*

FINANCIAL POSITION
  Current assets              $  715.9   $ 695.8  $  612.2   $ 621.2  $  604.3
  Total assets                 1,624.1   1,591.7   1,548.2   1,622.0   1,648.2
  Current liabilities            337.9     366.7     302.7     324.7     321.3
  Long-term debt                 500.7     508.7     531.9     563.2     586.6
  Shareholders' equity           665.5     594.4     590.8     576.6     566.5



* Includes $2.50 of dividends in arrears for the third and fourth quarters of 1993.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------   -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          ------------------------------------

OPERATING RESULTS 1998 - 1997

SALES

The Aerospace segment, which consists of Chromalloy Gas Turbine, posted a sales increase of 8% in 1998, as sales to both the engine component repair aftermarket and to the original equipment market moved higher. The increase reflects strong demand from the international airline industry, tempered by the ongoing effect of intense competition from the jet engine manufacturers for aftermarket repair.

     In February 1999, the US Air Force awarded a seven-year aircraft engine maintenance contract valued at $10.1 billion to a consortium that includes the Gas Turbine unit. This award, which is related to the privatization of facilities at Kelly Air Force Base in San Antonio, Texas, ensures Gas Turbine's existing business providing repairs for the T-39 and F-100 military engines. Moreover, the contract offers significant new business potential, particularly in the later years of the contract, which has eight one-year award term options. Also in February, the unit was awarded a seven-year repair service and inventory management contract with a major airline. This award continues current repair work with the customer and should begin to add to repair revenues in the second half of 1999.

     Sales of the Propulsion segment, which consists of ARC Propulsion, increased 51% in 1998, due entirely to the inclusion of airbag inflator sales following the January 1998 purchase of the 50% interest in a domestic airbag inflator joint venture (BAICO) that was not previously owned by Sequa. Until January 28, 1998, ARC Propulsion consolidated only the sales of energetic materials and other components provided to the joint venture. Since January 28, 1998, sales of inflators and inflator components by BAICO -- which has been combined with a portion of the propulsion operations in Camden, Arkansas and renamed Atlantic Research Automotive Products (ARAP) -- have been reported on a consolidated basis. Military sales of solid propellant rocket motors for tactical and strategic weapons increased 3% in 1998, while sales of liquid propellant rocket motors used primarily for satellite station keeping declined 42%, primarily due to reduced demand from commercial customers and lower funding on a US Government contract. In late 1998, ARC acquired the liquid propellant rocket motor product line of Royal Ordnance, a United Kingdom-based company. This newly acquired operation, which broadens ARC's product offerings and customer base, is expected to add sales of approximately $5 million in 1999.

     Sales of the Metal Coating segment (Precoat Metals) decreased 3%, as declines in the large building products line and the smaller container coating product line more than offset an increase in other manufactured products. In building products, the decline was due entirely to reduced demand from two major customers. Both customers brought work in-house that was previously handled by Precoat -- one due to the late-1997 settlement of a strike, and the other due to the acquisition of coating capacity in the second quarter of 1998. The latter will continue to have an unfavorable effect on Precoat's sales comparisons in the first half of 1999. Excluding the impact of the lower sales from these two customers, sales for both the building products line and the entire segment would have advanced in 1998.

     Sales of the Specialty Chemicals segment (Warwick International) advanced 17% in 1998, due primarily to the early 1998 acquisition of an Italian specialty chemicals distribution business and to the strong performance of existing specialty chemical distribution units. Sales of the detergent additive TAED to the international market recorded a small decline, as higher volumes were offset by continued unfavorable currency movements.

     Sales of the Other Products segment increased 13% in 1998. On a pro forma basis -- excluding the results of the domestic chemicals and Northern Can Systems (NCS) units, which were sold in 1998 and 1997, respectively -- the sales of ongoing businesses in the segment increased 36% in 1998. The advance was driven primarily by a $79.2 million increase at the MEGTEC unit, following the acquisition of TEC Systems in the third quarter of 1997 and its integration with Sequa's existing MEG operation.
The increase reflects overall strength in the combined unit's graphic arts product line; strong performance of its European emission control business; and the addition of a zero-speed paster product line acquired in 1998. In 1999, sales of this unit will benefit from the February 1999 acquisition of Thermo Wisconsin Inc., which supplies the US printing and processing industries with products complementary to the MEGTEC product lines. Thermo Wisconsin posted 1998 sales of approximately $19 million. Sales of the can machinery unit increased 6% in 1998, primarily due to higher sales to the domestic food can market. Based on this unit's year-end backlog, and in view of continuing economic uncertainties in Asia and South America, management currently anticipates a substantial decline in sales in the first half of 1999. Sales of the automotive products unit declined 1%, as increased European volume and sales from a Brazilian operation added in the second quarter of 1998 largely offset a decline in domestic volume.

     Sales of the men's apparel unit increased 13% in 1998, with the improvement derived largely from sales of tuxedos under the After Six label which was acquired in 1997. With a year-end backlog slightly above the comparable 1997 level, this unit is expected to continue to generate strong sales in the first half of 1999. For the ten months prior to its October 28, 1998 disposition, the domestic chemicals unit recorded $74.0 million in sales; 1997 sales were $82.3 million. The NCS unit had sales of $32.9 million prior to its disposition in late 1997.

OPERATING INCOME

Operating income in the Aerospace segment increased 29% in 1998, with units operating in both the repair and original equipment manufacture (OEM) markets registering advances. The units operating primarily in the repair market benefited from increased volume, programs to reduce manufacturing costs, and controls over operating expenses. The group of units operating primarily in the OEM arena benefited from increased sales, tighter controls on operating expenses, improved labor efficiencies and better performance at the castings unit. The segment also benefited from a lower level of legal expenses related to ongoing litigation with the Pratt & Whitney division of United Technologies Corporation (expense of $5.5 million in 1998 versus $9.9 million in 1997). The positive movement in litigation expense was partially offset by the absence in 1998 of $2.7 million in operating income derived from the settlement of a dispute with the Egyptian government in 1997.

     Operating income advanced 18% in the Propulsion segment, with the automotive airbag operation and the solid propellant rocket motor product lines moving higher and the liquid rocket motor business declining. The benefits of $96.5 million of sales added in automotive airbags were largely offset by several factors, including a $10.0 million increase in research and development costs and costs related to the start-up of new products and new production lines. This segment is expected to report significantly lower first quarter profits in 1999, largely due to lower revenues, lower profits on a major government program, lower profits on automotive products, and costs related to the integration of a recently acquired liquid rocket motor business (Royal Ordnance).

     Operating income of the Metal Coating segment declined 27% in 1998, primarily due to lower sales, an unfavorable sales mix shift, lower margins brought about by increased manufacturing, scrap and claims costs, and a weak market for non-prime metal.

     Profits in the Specialty Chemicals segment increased 21% in 1998, reflecting a favorable pension comparison of the unit's overfunded plan; the additional profits from the newly acquired Italian specialty chemicals distribution business; and improvements at the other European specialty chemicals distribution units and in the TAED product line. The improvements in the TAED product line reflect the benefits of aggressive cost reduction efforts which more than offset the currency related effect on pricing.

     Operating income in the Other Products segment advanced 65% in 1998. On a pro forma basis -- excluding the results of operations divested in 1998 and 1997 -- segment operating income more than quadrupled, rising to $19.0 million in 1998. The advance was driven by the significant turnaround at MEGTEC. This unit, which had incurred a significant loss in 1997, posted a profit in 1998 -- a swing of $15.0 million for the year. This improvement was derived from higher sales; the realization of acquisition synergies; lower warranty and bad debt costs; and the absence of significant one-time charges incurred to effect the combination of MEG and TEC. Importantly, the improvement was after a $2.0 million severance provision recorded by the unit in the first quarter of 1998. Profits at the can machinery operation increased 27%, due to reduced warranty expense and cost reduction measures instituted in late 1997 and to the benefits of higher sales. These favorable factors were partially offset by losses and shutdown costs at a Texas facility. Management currently anticipates that this unit will record significantly lower profits in the first half of 1999 due to the expected drop in sales. The automotive products unit recorded an 11% decline in operating income, primarily due to start-up costs at new facilities in Kentucky and Brazil; to lower margins resulting from continued pressure on prices; and to the impact of the General Motors strike. The men's apparel unit recorded a 7% increase in operating income in 1998 due to increased sales. Profits of the domestic chemicals unit -- which was sold in October 1998 -- totaled $3.1 million in the first ten months of the year (after a $3.0 million provision to remediate ground water pollution) and $8.0 million for the full year 1997. NCS recorded operating income of $1.8 million prior to its disposal in 1997.

INTEREST EXPENSE

The increase in interest expense of approximately $1.5 million was due to an increase in average borrowings outstanding under Sequa's revolving credit agreement.

EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED JOINT VENTURES

During 1998 and 1997, Sequa had investments in two unconsolidated joint venture partnerships which were formed to develop, produce and market hybrid inflators for automotive airbags: BAICO, a 50/50 joint venture formed with AlliedSignal; and BAG SpA, an Italian company formed with AlliedSignal and a subsidiary of Fiat Avio, with each participant owning a one-third interest in the venture. In the fourth quarter of 1997, AlliedSignal sold its automotive safety restraints business and its one-third interest in BAG SpA to Breed Technologies Inc. (Breed). Following these transactions, Breed became the largest customer of BAICO and BAG SpA. In late January 1998, Sequa increased its ownership in BAICO to 100% with the purchase of AlliedSignal's share of the joint venture.

     Sequa's share of the losses of the unconsolidated airbag businesses was an equity loss of $3.7 million in 1998, which included one month of BAICO's results, and an equity loss of $1.8 million in 1997.

     The carrying value of Sequa's one-third equity interest in BAG SpA at December 31, 1998 was $0.9 million. In addition, Sequa has guaranteed, with letters of credit, $7.4 million of BAG SpA's $24.0 million of debt at December 31, 1998. Sequa currently anticipates that it will increase its investment in BAG SpA in 1999 by a minimum of $8.8 million in either cash or loan guarantees or a combination of the two, to pay its share of contractual and legal obligations.

     In the fourth quarter of 1998, Sequa booked a permanent impairment write-down of $2.1 million related to its investment in a joint venture to produce advanced titanium matrix composite fibers. This write-down was triggered by Sequa's partner's decision to withdraw from the business, which had the effect of dramatically reducing the demand for the fibers produced by the joint venture, and resulted in future cash flow projections which required the write-down in accordance with Statement of Financial Accounting Standards (SFAS) No. 121. Total equity losses in this joint venture, including the impairment write-down, were $2.8 million in 1998 and $0.2 million in 1997.

     Sequa has other ownership interests in joint ventures, one of the largest of which is a 50/50 partnership with United Technologies Corporation in Advanced Coatings Technologies (ACT), a joint venture which owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts. Sequa's equity share of the earnings of ACT was income of $1.8 million in 1998 and $2.3 million in 1997.

OTHER, NET

In 1998, Other, net included a $2.0 million provision related to the potential loss of funds advanced to a vendor engaged to implement a freight consolidation program; $1.2 million in charges for the amortization of capitalized debt issuance costs; $1.0 million of income on the cash surrender value of corporate-owned life insurance; and letters of credit and commitment fees of $0.9 million.

     In 1997, Other, net included gains on the sale of assets of $2.5 million; letters of credit and commitment fees of $1.6 million; $1.4 million in charges for the amortization of capitalized debt issuance costs; and $1.3 million of income on the cash surrender value of corporate-owned life insurance.

RISK/CONCENTRATION OF BUSINESS

Sequa is engaged in the automotive airbag inflator business through both the Atlantic Research Automotive Products unit
(ARAP) in the Propulsion segment and its equity investment in BAG SpA, an Italian joint venture. Breed is the major customer of ARAP, accounting for 26% of the Propulsion segment's 1998 sales. Breed is also the sole customer of, and a one-third equity partner in, BAG SpA. BAG SpA, which purchases inflator components from ARAP, accounted for 9.9% of the Propulsion segment's 1998 sales. (See the Equity in Income (Loss) of Unconsolidated Joint Ventures section of this MD&A for further information on BAG SpA.)

      In Breed's Form 10-Q for the quarter ended December 31, 1998, filed with the Securities and Exchange Commission, it disclosed it has certain financial issues, including negotiation of an amendment to a loan agreement to address an existing financial covenant violation and an existing event of default (both covered by waiver through March 30, 1999) and to prevent other financial covenant violations anticipated to occur by June 30, 1999. Breed stated in the above-mentioned Form 10-Q that, while it believes it can negotiate the necessary amendments with its lenders, there can be no assurance that it will be able to do so. For more detailed information on Breed's financial issues, the reader is encouraged to review Breed's December 31, 1998 Form 10-Q and other recent filings with the Securities and Exchange Commission. If Breed is unable to resolve these issues, it could be a serious impediment to its ability to meet its financial obligations to ARAP and BAG SpA, and could have a serious impact on future sales of ARAP and BAG SpA.

     At December 31, 1998, ARAP had trade accounts receivable of $14.0 million due from Breed and $8.3 million due from BAG SpA. BAG SpA had trade accounts receivable of $20.7 million due from Breed and an additional $0.8 million of non-trade receivables due from Breed. As of early March 1999, Breed was substantially current in its payment of receivables to both ARAP and BAG SpA. At December 31, 1998, neither ARAP nor BAG SpA had any significant reserves related to the Breed accounts receivable. Management continues to monitor this situation closely.

DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS

Sequa is exposed to market risk from changes in foreign currency exchange rates which impact its earnings, cash flows and financial condition. Sequa manages its exposure to this market risk through its regular operating and financial activities and, when appropriate, through the use of derivative financial instruments. Sequa has well-established policies and procedures governing the use of derivative financial instruments as risk management tools and does not buy, hold or sell derivative financial instruments for trading purposes. Sequa's primary foreign currency exposures relate to British pounds, French francs, German marks and Italian lira. To mitigate the short-term effect of changes in currency exchange rates, Sequa utilizes forward foreign exchange contracts and foreign currency options to hedge certain existing assets and liabilities, firm commitments and anticipated transactions denominated in currencies other than the functional currency.

      As of December 31, 1998, a hypothetical 10% uniform decrease in all foreign currency exchange rates relative to the US dollar would decrease the fair value of Sequa's financial instruments by approximately $10.8 million. This sensitivity analysis relates only to Sequa's exchange rate sensitive financial instruments, which include cash and debt amounts denominated in foreign currencies and all open foreign forward exchange contracts at December 31, 1998. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on the value of net assets, other than financial instruments, denominated in foreign currencies and does not consider the effect this movement may have on anticipated foreign currency cash flows.

     At December 31, 1998, substantially all of Sequa's debt is at fixed rates and Sequa currently does not hold interest rate derivative contracts. Accordingly, a change in market interest rates would not impact Sequa's interest expense, but would affect the fair value of Sequa's debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of

Sequa's total debt at December 31, 1998 was approximately $521 million. A hypothetical 1% increase in interest rates at December 31, 1998 would decrease the fair value of Sequa's total debt by approximately $12.4 million. A hypothetical 1% decrease in interest rates at December 31, 1998 would increase the fair value of Sequa's total debt by approximately $12.8 million. The fair value of Sequa's total debt at December 31, 1998 is primarily based upon quoted market prices of Sequa's publicly traded securities. The estimated changes in fair values of Sequa's debt are based upon changes in the present value of future cash flows as impacted by the hypothetical changes in market interest rates.

YEAR 2000 COMPUTER ISSUE

Certain of Sequa's computer systems process transactions based on storing two digits for the year of a transaction rather than the full four digits. Such systems may not be programmed to consider the start of a new century and will encounter significant processing difficulties in the year 2000, unless they are fixed or replaced. During 1997, Sequa began an internal awareness program to ensure that all of its operating units were attuned to the millennium issue, and resources were devoted to identify critical business processes, to evaluate the extent of Sequa's Year 2000 (Y2K) issues and to implement required remedial actions.

     Many of Sequa's operating units utilize purchased software, and related software maintenance agreements provide for upgrades which have addressed, or will address, the Y2K issue. Sequa's estimate to become Y2K compliant includes the entire cost of new software, including software purchased primarily for reasons other than to address the Y2K issue. The costs of data processing personnel on staff are not included in the estimate, but outside consultants are included. Management currently estimates that the total cost of hardware, software, training, testing and other costs related to Y2K issues will be approximately $27 million. To date, $11.4 million of these costs has been incurred, with $7.6 million capitalized and the balance of approximately $3.8 million expensed. Sequa anticipates that approximately 67% of the $15.6 million of estimated future costs will be capitalized. Future costs will be funded from Sequa's sources of funds, as discussed in the Liquidity and Capital Resources section of this MD&A.

     Sequa is a decentralized organization. Consequently, compliance with the Y2K issue is the responsibility of individual operating units. Corporate systems are the responsibility of the individual staff departments. Sequa's senior management is monitoring the progress of the various units and corporate departments.

    In evaluating Sequa's progress related to Y2K issues, the following five major areas have been reviewed in detail:

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

         THIRD-PARTY RELATIONSHIPS Entire supply chain, including suppliers, customers, financial institutions and necessary regulatory agencies.

         END-USER COMPUTING End-user developed coding (for example, in tools such as Microsoft Access and Microsoft Excel) plus items purchased by end users outside of the MIS support structure. This area was found to have no critical applications; therefore, no further reporting will be done on it.

    Each unit's progress in the four critical major areas is categorized in one of four life cycles defined below:

         INVENTORY & ASSESSMENT (I&A) Awareness of problem, detailed inventory creation, evaluation of the Y2K status of each item, and remediation plan.

         RENOVATION/REPLACEMENT (R)  Any repair efforts.

         TESTING & IMPLEMENTATION PROGRAM (T&I) Technical and Y2K acceptance testing plus reintroduction into the production environment.

         PRODUCTION SUPPORT (PS) Ongoing execution of the item after repair.

    Following is the assessment of each operating unit and the corporate departments reviewed for each of the four critical major areas at December 31, 1998. While the Y2K remediation efforts are ongoing, the assessments provide a snapshot at a given point in time; they will be updated in each of Sequa's future filings. Note: In all tables in this Y2K section, the X in the status column means that this was the life cycle stage primarily being worked on at the time of the review. In the case of Gas Turbine, the figures in the status columns represent the number of units that are doing work in each of the life cycle stages. Blank spaces to the left of each X signify that these life cycle stages were complete at the time of the review. Blank spaces to the right of the X signify that significant work had not yet started on these stages at the time of the review.

                                                           Status
                                                  ------------------------
    Application systems                         I&A      R       T&I      PS
    -------------------                         ---      -       ---      --
      Gas Turbine                                1       18       3       1
      Atlantic Research                                   X
      Precoat Metals                                              X
      Warwick                                             X
      MEGTEC Systems                                      X
      Can Machinery                                       X
      Casco Products                                      X
      Men's Apparel                                       X
      Corporate                                           X

      Many of Sequa's operating units and corporate departments utilize purchased software. Significant progress in the applications systems area is expected over the next two quarters, as software upgrades that address the Y2K issue are received from vendors under ongoing maintenance agreements.

                                                           Status
                                                  ------------------------
    Technical infrastructure                    I&A      R       T&I      PS
    ------------------------                    ---      -       ---      --
      Gas Turbine                                3       14       5       1
      Atlantic Research                                   X
      Precoat Metals                                      X
      Warwick                                             X
      MEGTEC Systems                                      X
      Can Machinery                              X
      Casco Products                                      X
      Men's Apparel                                                       X
      Corporate                                           X

      Sequa has a variety of technical infrastructures at its units and is working with the vendors of these systems to repair or replace system hardware and software to ensure Y2K compliance. Based upon the results of a review performed by an international consulting firm in the third quarter of 1998, Sequa does not believe this to be an area of high risk.

YEAR 2000 COMPUTER ISSUE  (cont'd)

                                                           Status
                                                  ------------------------
    Facilities & equipment                      I&A      R       T&I      PS
    ----------------------                      ---      -       ---      --
      Gas Turbine                                2       17       2       2
      Atlantic Research                                   X
      Precoat Metals                             X
      Warwick                                             X
      MEGTEC Systems                             X
      Can Machinery                                       X
      Casco Products                                      X
      Men's Apparel                                                       X
      Corporate                                           X



                                                  Status
                                                ---------
    Third-party relationships                   I&A      R
    -------------------------                   ---      -
      Gas Turbine                                7       16
      Atlantic Research                                   X
      Precoat Metals                             X
      Warwick                                             X
      MEGTEC Systems                             X
      Can Machinery                                       X
      Casco Products                             X
      Men's Apparel                              X
      Corporate                                  X

    Sequa's individual operating units have, for the most part, not yet developed contingency plans to handle any disruption that may result from the Y2K issue. The need for and extent of such plans is being evaluated by each of the units, and plans will be developed to the extent needed based on various factors, including: the unit's ongoing progress; the extent of significant identified problems or unknowns; overall evaluation of risk, etc. There can be no guarantee that Sequa's effort to be Y2K compliant will prevent a material adverse impact on its results of operations, financial condition or cash flows. If Sequa and/or third parties upon which Sequa relies are not fully Y2K compliant, the possible consequences could include: temporary plant closings; delays in the delivery of finished products; delays in the receipt of key purchased materials and services; invoice and collection errors; customer and vendor relations problems, etc. These consequences could possibly have a material adverse impact on Sequa's results of operations, financial condition and cash flows if Sequa is unable to conduct its business in the ordinary course. Sequa believes that its readiness program will reduce the likelihood, severity and duration of any possible disruptions.

      Sequa expects that its Y2K compliance program will be largely completed before December 31, 1999. Individual units and corporate departments will be completing their work starting in the first quarter of 1999.

EURO CONVERSION

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (Euro). The transition period for the introduction of the Euro will extend to January 1, 2002. Sequa, in conjunction with its Y2K efforts, has begun to identify Euro conversion compliance issues and work on remediation of anticipated problems.

    Based on its evaluation to date, management believes that the introduction of the Euro, including the total costs for the conversion, will not have a material adverse impact on Sequa's financial position, results of operations or cash flows.
However, uncertainty exists as to the effects the Euro will have on the marketplace, and there is no guarantee that all problems will be foreseen and corrected or that third parties will address the conversion successfully.

ENVIRONMENTAL MATTERS

Sequa's environmental department, under senior management's direction, manages all activities related to Sequa's involvement in environmental clean-up. This department establishes the projected range of expenditures for individual sites with respect to which Sequa may be considered a potentially responsible party under applicable federal or state law. These projected expenditures, which are reviewed periodically, include: remedial investigation and feasibility studies; outside legal, consulting and remediation project management fees; the projected cost of remediation activities; and site closure and post-remediation monitoring costs. The assessments take into account known conditions, probable conditions, regulatory requirements, past expenditures, and other potentially responsible parties and their probable level of involvement. Outside legal, technical and scientific consulting services are used to support management's assessments of costs at significant individual sites.

    It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At December 31, 1998, the potential exposure for such costs is estimated to range from $17 million to $33 million. During the fourth quarter of 1998, Sequa recorded a $5.0 million pre-tax charge to earnings to increase accruals for remediation costs to $25.4 million at December 31, 1998, a level management considers appropriate to the newly revised range of estimates. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

    With respect to all known environmental liabilities, Sequa's actual cash expenditures for remediation of previously contaminated sites were $8.2 million in 1998, $9.7 million in 1997 and $10.0 million in 1996. Sequa anticipates that remedial cash expenditures will be between $6 million and $10 million during 1999 and between $4 million and $8 million during 2000. Sequa's capital expenditures for projects to eliminate, control or dispose of pollutants were $2.3 million, $4.6 million and $1.7 million in 1998, 1997 and 1996, respectively. Sequa anticipates annual environmental-related capital expenditures to be approximately $6 million during 1999 and 2000. Sequa's operating expenses to eliminate, control and dispose of pollutants have averaged approximately $11 million per year during the last three years. Sequa anticipates that environmental operating expenses will be approximately $11 million per year during 1999 and 2000.

BACKLOG

The businesses of Sequa for which backlogs are significant are the Turbine Airfoils, Caval Tool, Turbocombustor Technology and Castings units of the Aerospace segment; the Propulsion segment; and the can machinery, MEGTEC and men's apparel units of the Other Products segment. The aggregate dollar amount of backlog in these units at December 31, 1998 was $305.4 million ($387.2 million at December 31, 1997). The decline reflects reductions in the Aerospace segment and the MEGTEC and can machinery units of the Other Products segment. Sales of the men's apparel unit are seasonal, with stronger sales in the first six months of the year; accordingly, this unit's backlog is normally higher at December 31 than at any other time of the year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $47.4 million in 1998, compared with $100.6 million in 1997. The major reasons for the 1998 decline were the higher levels of working capital requirements at existing businesses, and the $24.0 million deposit paid to the Internal Revenue Service (IRS) related to a tax dispute involving the 1989 restructuring of two subsidiaries. Net cash used for investing activities was $6.5 million in 1998, compared with $94.6 million in 1997. The major factors in the 1998 decline were the significantly higher level of proceeds from businesses and other assets sold, partially offset by the $34.6 million increase in capital expenditures. Net cash used for financing activities increased $51.1 million in 1998, primarily due to the higher level of debt repayment.

    In October 1998, Sequa filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $500 million aggregate principal amount of senior unsecured debt securities. Sequa anticipates that securities will be sold under the shelf registration during the second or third quarter of 1999, and the net proceeds will be used to repay the remaining $138.5 million of Sequa's senior unsecured notes due in October 1999, to refinance other existing debt and for general corporate purposes.

    In November 1998, Sequa entered into a five-year Receivables Purchase Agreement to sell up to $90 million of Sequa's trade receivables without recourse through a bank sponsored facility. No receivables were sold under this agreement at December 31, 1998.

    Sequa has an issue with the IRS involving the 1989 restructuring of two subsidiaries. While management believes its tax position in this matter is appropriate, it has taken the conservative position of providing reserves to cover an adverse outcome. At December 31, 1998, the net amount involved was approximately $59 million, composed of the potential liability associated with the restructuring and related tax issues; interest expense, net of tax benefit, from the date of the resulting tax refund; and deferred tax assets for portions of tax loss and credit carryforwards which could be utilized in a settlement. Management has had preliminary settlement discussions with the IRS, and on October 1, 1998, Sequa made a deposit of $24 million with the IRS against the expected liability for additional tax and interest that may be assessed against Sequa related to certain of these tax matters. The deposit stops the running of interest with respect to the amounts deposited. Discussions have continued, and management believes there is a possibility for final resolution of this matter by the end of 1999, and that, in the event of an unfavorable resolution, Sequa will have sufficient resources available to make any additional negotiated or adjudicated payment.

    Capital expenditures amounted to $103.5 million in 1998, with spending concentrated in the Aerospace, Propulsion and Metal Coating segments. These funds were primarily used to upgrade existing facilities and equipment and to expand capacity. Sequa currently anticipates that capital spending in 1999 will be approximately $125 million and will again be concentrated in the same segments.

    Management currently anticipates that cash flow from operations, proceeds from the divestiture of assets, the $115.7 million of credit available at March 5, 1999 under the revolving credit agreement, the $35.0 million of available financing under the Receivables Purchase Agreement at March 5, 1999, proceeds from debt securities which may be sold under Sequa's shelf registration and the $84.9 million of cash and cash equivalents on hand at December 31, 1998 will be sufficient to fund Sequa's operations, niche acquisitions, and airline spare parts inventory purchases for the next two years, and to repay the remaining $138.5 million principal balance of Sequa's 9 5/8% senior unsecured notes due in October 1999.

OTHER INFORMATION

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Depending on the use of a derivative and whether it has been designated and qualifies as a hedge, gains or losses resulting from changes in the values of those derivatives would be recognized currently in earnings or reported as a component of other comprehensive income. This statement is not expected to have a material impact on Sequa's consolidated financial statements. This statement is effective for the fiscal years beginning after June 15, 1999, with earlier adoption encouraged. Sequa will adopt this accounting standard as required by January 1, 2000.

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

OPERATING RESULTS 1997 - 1996

SALES

Sales for 1997 were 9% higher than a year earlier, with all segments except Specialty Chemicals registering advances.

    Sales in the Aerospace segment were ahead 13% in 1997, as sales to both the repair market and the original equipment manufacturers moved higher, a reflection of the strong demand generated by the international airline industry. Competition from the engine manufacturers for aftermarket repair business remained intense.

    In the Propulsion segment, sales advanced 18% in 1997, with increases in each of the three main product areas: solid rocket motors, automotive airbag components and liquid rocket motors.

    Sales of the Metal Coating segment advanced 10% in 1997, with increases in each of its three product areas: building products, containers and manufactured products.

    Sales of the Specialty Chemicals segment declined 8% in 1997. Local currency sales for this overseas unit declined 12%, primarily because of the continued strengthening of the British pound sterling against other European currencies. The reported US dollar sales decline was tempered by a 5% average increase in the dollar value of the pound sterling in the same period.

    Sales of the Other Products segment advanced 5% in 1997.
Late in the third quarter of 1997, Sequa acquired the TEC Systems unit of W.R. Grace, combined it with MEG, and named the combined operation MEGTEC Systems. The TEC acquisition bolstered the auxiliary press equipment product line, increased technical expertise, reduced the combined cost structure and significantly expanded product offerings beyond MEG's traditional graphic arts market. This unit registered a 10% decline in 1997, as the sales generated by TEC in the final four months of the year did not fully offset the substantial decline in MEG sales for the year. Sales of the can machinery operation declined 22% in 1997, reflecting a cyclical downturn in the worldwide container industry. Despite the sharp drop in the number of can line installations in 1997, the unit improved its already strong market position, particularly in can forming equipment. The automotive products unit recorded a 6% increase in sales, primarily due to strong demand in the domestic market for cigarette lighters and power outlets. In 1997, this segment benefited from inclusion of sales from the men's apparel unit which was recontinued in January 1997. At the domestic chemicals unit, sales advanced 11% in 1997, due largely to the May 1997 acquisition of Sedgefield Specialties, a supplier to the textile market. Sales of the can lid unit advanced 26%, primarily a reflection of a 53% gain in export sales. On December 17, 1997, Sequa divested the can lid business.

OPERATING INCOME

Operating income increased 30% in 1997, due primarily to improvement in the Aerospace segment.

    The Aerospace segment achieved substantially higher results in 1997. In addition to the improved operating performance of Gas Turbine units serving both OEM and repair markets, results for 1997 benefited from two factors: substantially lower costs in connection with litigation involving the Pratt & Whitney division of United Technologies Corporation ($9.9 million in 1997 versus $33.0 million in 1996) and the favorable settlement of a dispute with the Egyptian government, which added $2.7 million to operating income. Year-to-year comparisons were also affected by the 1996 reversal of $8.2 million of workers' compensation insurance reserves, which were actuarially determined to be in excess of requirements. The Gas Turbine units serving the original equipment market operated at a profit in 1997 versus a loss in 1996, as sales rose substantially in response to overall vigor in the marketplace and the strong position held by Gas Turbine. In addition, 1997 results for these units benefited from the late 1996 disposal of an under-performing unit. Improvement at the Gas Turbine repair units primarily reflected the higher sales to an expanding commercial aviation market.

    The Propulsion segment recorded a 5% profit advance, primarily a reflection of higher sales, tempered by the impact of start-up costs on several new programs related to automotive airbag inflators, and cost increases on certain government programs.

    Operating income in the Metal Coating segment was on a par with the prior year, as the benefits of increased sales were offset by lower operating margins.

    Operating income in the Specialty Chemicals segment declined
37%. The unit's profit decline was attributable to the strength of the British pound sterling against other European currencies, a situation that began in the fourth quarter of 1996.

    Profits in the Other Products segment declined 50%. The loss at the new MEGTEC Systems unit was double the loss reported in 1996, due entirely to increased losses at MEG. The increased MEG loss was primarily due to: sharply lower sales to the graphic arts market, increased warranty costs, increased bad debt provisions, and significant one-time costs incurred to effect the combination of MEG and TEC. The sharp decline in profits at the can machinery operation was primarily related to the significant cyclical downturn in sales. Profits of the automotive products unit declined as the benefits of increased sales were more than offset by lower margins. The 1997 results of this segment benefited from the inclusion of the profits from the men's apparel unit which was recontinued in January 1997. At the domestic chemicals unit, profits registered a small decline, as the benefits of higher sales and the 1997 change to the FIFO method of inventory valuation, which primarily benefited this unit, cushioned the impact of the 1996 one-time favorable effect of a legal settlement and lower margins. The can lid unit, which reported a 77% increase in operating income, primarily benefited from the 26% increase in sales.

INTEREST EXPENSE

The decrease in interest expense of approximately $1.5 million in 1997 was due to a decrease in average borrowings attributable to scheduled principal payments and early retirement of debt in the third quarter of 1996.

EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED JOINT VENTURES

Sequa's share of the earnings or losses of the unconsolidated airbag businesses was an equity loss of $1.8 million in 1997 and equity income of $1.4 million in 1996. Sequa's equity share of the earnings of ACT, an engine parts coating joint venture, was income of $2.3 million in 1997 and $3.2 million in 1996.

OTHER, NET

In 1997, Other, net included gains on the sale of assets of $2.5 million; letters of credit and commitment fees of $1.6 million; $1.4 million in charges for the amortization of capitalized debt issuance costs; and $1.3 million of income on the cash surrender value of corporate-owned life insurance.

    In 1996, Other, net included gains on the sale of assets of $8.3 million; letters of credit and commitment fees of $2.0 million; and $2.1 million in charges for the amortization of capitalized debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $100.6 million in 1997, compared with $105.8 million in 1996. Net cash used for investing activities was $94.6 million in 1997, compared with $34.0 million in 1996. The major differences in 1997 were the $36.1 million spent on acquisitions, a $25.0 million participation in loans made by a group of banks for the benefit of one of Sequa's joint ventures, and the higher level of capital expenditures, partially offset by higher proceeds from the sale of businesses and fixed assets. Net cash used for financing activities was $0.9 million in 1997, compared with $47.5 million in 1996, and primarily reflects a lower level of debt repayment in 1997.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
--------  -----------------------------------------------------
          RISK
          ----

    See discussion appearing on pages 22 and 23 of this Annual
Report on Form 10-K under the heading "Derivative and Other
Financial Instruments," which is incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------




To the Shareholders and
the Board of Directors of
Sequa Corporation:




    We have audited the accompanying consolidated balance sheet of Sequa Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sequa Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP
New York, New York
February 26, 1999

                      SEQUA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET


(Amounts in thousands)
At December 31,                                          1998           1997
--------------------------                             --------       --------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $   84,889     $   93,743
  Short-term investments (Note 2)                        11,475         25,000
  Trade receivables (less allowances
    of $15,635 and $15,816)                             292,152        282,602
  Unbilled receivables, net (Note 3)                     38,795         27,777
  Inventories (Note 4)                                  262,765        246,449
  Other current assets                                   25,792         20,272
                                                      ---------      ---------
    Total current assets                                715,868        695,843
                                                      ---------      ---------
INVESTMENTS
  Net assets of discontinued operations
    (Note 5)                                            105,152        109,723
  Other investments                                      28,130         24,217
                                                      ---------      ---------
                                                        133,282        133,940
                                                      ---------      ---------

PROPERTY, PLANT AND EQUIPMENT, NET
  (Note 6)                                              451,443        435,480
                                                      ---------      ---------

OTHER ASSETS
  Excess of cost over net assets of
    companies acquired                                  307,051        305,540
  Deferred charges and other                             16,503         20,872
                                                      ---------      ---------
                                                        323,554        326,412
                                                      ---------      ---------

TOTAL ASSETS                                         $1,624,147     $1,591,675
                                                     ==========     ==========


The accompanying notes are an integral part of the financial statements.

                      SEQUA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

(Amounts in thousands, except share data)
AT DECEMBER 31,                                           1998         1997
----------------------------------------                --------     --------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt
    (Note 7)                                          $    8,659   $   24,510
  Accounts payable                                       137,981      136,003
  Taxes on income (Note 8)                                16,499       42,370
  Accrued expenses (Note 9)                              174,800      163,845
                                                      ----------   ----------
    Total current liabilities                            337,939      366,728
                                                      ----------   ----------
NONCURRENT LIABILITIES
  Long-term debt (Note 7)                                500,685      508,735
  Deferred taxes on income (Note 8)                       40,422       19,078
  Other noncurrent liabilities                            79,649      102,740
                                                      ----------   ----------
    Total noncurrent liabilities                         620,756      630,553
                                                      ----------   ----------
SHAREHOLDERS' EQUITY (Notes 7, 12, 13 and 14)
  Preferred stock--$1 par value,
    1,825,000 shares authorized; 797,000
    shares of $5 cumulative convertible
    stock issued at December 31, 1998
    and 1997 (involuntary liquidation
    value--$17,181 at December 31, 1998)                     797          797
  Class A common stock--no par value,
    25,000,000 shares authorized; 7,273,000
    shares issued at December 31, 1998
    and 7,188,000 shares issued at
    December 31, 1997                                      7,273        7,188
  Class B common stock--no par value,
    5,000,000 shares authorized; 3,727,000
    shares issued at December 31, 1998
    and 1997                                               3,727        3,727
  Capital in excess of par value                         288,379      283,339
  Accumulated other comprehensive
    loss                                                  (1,016)      (6,794)
  Retained earnings                                      444,669      382,945
                                                      ----------   ----------
                                                         743,829      671,202
  Less: cost of treasury stock                            78,377       76,808
                                                      ----------   ----------
TOTAL SHAREHOLDERS' EQUITY                               665,452      594,394
                                                      ----------   ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                            $1,624,147   $1,591,675
                                                      ==========   ==========

                               SEQUA CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF INCOME

(Amounts in thousands, except per share data)
YEAR ENDED DECEMBER 31,                         1998          1997           1996
--------------------------------------        --------      --------       --------
SALES                                        $1,802,393    $1,595,125     $1,459,029
                                             ----------    ----------     ----------

COSTS AND EXPENSES
  Cost of sales                               1,444,914     1,285,829      1,160,192
  Selling, general and administrativ            252,016       224,589        233,679
                                             ----------    ----------     ----------
                                              1,696,930     1,510,418      1,393,871
                                             ----------    ----------     ----------

OPERATING INCOME                                105,463        84,707         65,158

OTHER INCOME (EXPENSE)
  Interest expense                              (51,776)      (50,298)       (51,794)
  Interest income                                 5,868         6,052          4,271
  Gain on sale of businesses
    (Note 15)                                    56,542          -              -
  Equity in income (loss) of
    unconsolidated joint ventures                (4,876)          223          4,038
  Other, net (Note 16)                           (3,224)        1,143          4,283
                                             ----------    ----------     ----------
                                                  2,534       (42,880)       (39,202)
                                             ----------    ----------     ----------

INCOME BEFORE INCOME TAXES                      107,997        41,827         25,956

Income tax provision (Note 8)                   (44,100)      (22,200)       (16,400)
                                             ----------    ----------     ----------

INCOME BEFORE EXTRAORDINARY ITEM                 63,897        19,627          9,556

Extraordinary loss on early retirement
  of debt, net of tax benefit of $199              -             -              (369)
                                            -----------    ----------     ----------

NET INCOME                                       63,897        19,627          9,187

Preferred dividends                              (2,173)       (3,051)        (3,108)
                                             ----------    ----------     ----------

NET INCOME AVAILABLE TO COMMON
  STOCK                                      $   61,724    $   16,576     $    6,079
                                              =========    ==========     ==========

Basic earnings per share (Note 18)
  Income before extraordinary item           $     6.01    $     1.66     $      .65
  Extraordinary loss                                        -                -            (.04)
                                             ----------    ----------     ----------
  Net income                                 $     6.01    $     1.66     $      .61
                                             ==========    ==========     ==========

DILUTED EARNINGS PER SHARE (Note 18)
  Income before extraordinary item           $     5.87     $     1.66    $      .65
  Extraordinary loss                                          -              -            (.04)
                                             ----------     ----------    ----------
  Net income                                 $     5.87     $     1.66    $      .61
                                             ==========     ==========    ==========

The accompanying notes are an integral part of the financial statements.

                               SEQUA CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)
YEAR ENDED DECEMBER 31,                                      1998          1997          1996
--------------------------------------------                -------      -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before income taxes                                 $ 107,997    $  41,827      $ 25,956
Adjustments to reconcile income to
  net cash provided by operating activities:
  Depreciation and amortization                               89,321       85,815        91,587
  Provision for losses on receivables                          4,276        8,316         5,927
  Gain on sale of businesses                                 (56,542)        -             -
  Gain on sale of assets                                         (82)      (2,465)       (8,268)
  Equity in (income) loss of unconsolidated
    joint ventures                                             4,876         (223)       (4,038)
  Other items not requiring (providing) cash                  (2,521)      (2,008)          129
Changes in operating assets and liabilities,
  net of businesses acquired and sold:
  Receivables                                                (12,512)     (23,088)       (3,208)
  Inventories                                                (12,998)     (15,783)       15,788
  Other current assets                                        (4,997)         156        14,808
  Accounts payable and accrued expenses                      (22,634)      25,836        (4,984)
  Other noncurrent liabilities                                (1,331)      (8,404)      (28,802)
                                                           ---------    ---------      --------
Net cash provided by continuing operations
  before income taxes                                         92,853      109,979       104,895
Net cash provided by discontinued operations
  before income taxes                                          1,322        3,929         6,970
Income taxes paid, net                                       (46,793)     (13,358)       (6,057)
                                                           ---------    ---------      --------

  Net cash provided by operating activities                   47,382      100,550       105,808
                                                           ---------    ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                   (103,524)     (68,960)      (50,228)
Sale of property, plant and equipment                         12,386        8,511        15,475
Sale of businesses, net of cash sold                         121,333       28,178         1,558
Businesses purchased, net of cash acquired                   (40,662)     (36,058)         -
Short-term investments                                        11,234      (25,000)         -
Other investing activities                                    (7,294)      (1,228)         (806)
                                                           ---------    ---------      --------

  Net cash used for investing activities                      (6,527)     (94,557)      (34,001)
                                                           ---------    ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt                                              -           2,275           512
Payments of debt                                             (52,576)      (3,312)      (16,833)
Early retirement of debt                                        -            -          (27,900)
Dividends paid                                                (2,173)      (3,051)       (3,108)
Proceeds from exercise of stock options                        2,831        3,226         1,474
Purchase of treasury stock                                      -            -           (1,680)
                                                           ---------    ---------      --------

  Net cash used for financing activities                     (51,918)        (862)      (47,535)
                                                           ---------    ---------      --------

Effect of exchange rate changes on cash
  and cash equivalents                                         2,209       (3,467)        5,140
                                                           ---------    ---------      --------
Net increase (decrease) in cash and
  cash equivalents                                            (8,854)       1,664        29,412
Cash and cash equivalents at beginning of year                93,743       92,079        62,667
                                                           ---------    ---------      --------
Cash and cash equivalents at end of year                   $  84,889    $  93,743      $ 92,079
                                                           =========    =========      ========

The accompanying notes are an integral part of the financial statements.

                                              SEQUA CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' Equity

                                                                             Accumulated
                                         Class A     Class B   Capital in       Other                              Total
(Amounts in thousands,        Preferred  Common     Common     Excess of    Comprehensive   Retained  Treasury  Shareholders'
except per share data)          Stock     Stock     Stock      Par Value   Income (Loss)    Earnings    Stock      Equity
---------------------         --------   -------   -------     ---------   -------------    --------   -------   ---------
BALANCE AT DECEMBER 31, 1995    $797      $7,188    $3,727     $287,204        $ 2,333      $360,290   $(84,944)$ 576,595
Net income                      -          -           -           -              -            9,187      -         9,187
Foreign currency
  translation adjustment         -         -           -           -             8,179         - -         -        8,179
Comprehensive income                                                                                               17,366
Amortization of
  restricted stock grant         -         -           -           -              -             -           223      223
Stock grants forfeited           -         -           -            307           -             -          (401)     (94)
Stock options exercised          -         -           -         (1,599)          -             -         3,073    1,474
Purchase of treasury
  stock                          -         -           -           -              -             -        (1,680)  (1,680)
Cash dividends:
  Preferred - $5.00 per share    -         -          -            -              -           (3,108)      -      (3,108)
                                -----   -------     ------     --------       --------      --------  --------- --------
BALANCE AT DECEMBER 31, 1996     797      7,188      3,727      285,912         10,512       366,369    (83,729) 590,776
Net income                      -          -           -           -              -           19,627        -     19,627
Foreign currency
  translation adjustment        -          -           -           -           (17,306)         -          -     (17,306)
Comprehensive income                                                                                               2,321
Amortization of
  restricted stock grant        -          -           -           -              -             -           165      165
Stock grants forfeited          -          -           -             46           -             -           (71)     (25)
Stock options exercised         -          -           -         (3,601)          -             -         6,827    3,226
Tax benefits on stock
  options and grants            -          -           -            982           -             -          -         982
Cash dividends:
  Preferred - $5.00 per share   -          -          -            -              -           (3,051)      -      (3,051)
                               -----    -------     ------     --------       --------      --------  --------- --------
BALANCE AT DECEMBER 31, 1997     797      7,188      3,727      283,339         (6,794)      382,945    (76,808) 594,394
Net income                      -          -           -           -              -           63,897       -      63,897
Foreign currency
  translation adjustment        -          -           -           -             7,267          -          -       7,267
Unrealized loss on marketable
  securities                    -          -           -           -            (2,291)         -          -      (2,291)
Tax benefit for unrealized
  loss on marketable
  securities                    -          -           -           -               802          -          -         802
Comprehensive income                                                                                              69,675
Stock options exercised         -            85        -          2,023           -             -           723    2,831
Stock grants                    -          -           -            (10)          -             -            10     -
Exchange of common
  stock for preferred           -          -           -          2,302           -             -        (2,302)    -
Tax benefits on stock
  options                       -          -           -            725           -             -          -         725
Cash dividends:
  Preferred - $5.00 per share   -          -          -            -              -           (2,173)      -      (2,173)
                               -----    -------     ------     --------       --------      --------  --------- --------
BALANCE AT DECEMBER 31, 1998   $ 797    $ 7,273     $3,727     $288,379       $ (1,016)     $444,669  $ (78,377)$665,452
                               =====    =======     ======     ========       ========      ========  ========= ========

                           The accompanying notes are an integral part of the financial statements.

                      SEQUA CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements of Sequa Corporation (Sequa) include the accounts of all majority-owned subsidiaries. Investments in 20% to 50% owned joint ventures are accounted for on the equity method. All material accounts and transactions between the consolidated subsidiaries have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 1998 presentation.

    Sequa made a decision not to sell the men's apparel unit.
Accordingly, as of January 1, 1997, this unit has been reclassified from discontinued operations to continuing operations in the Consolidated Balance Sheet and Statements of Income and Cash Flows. Prior years' results of operations were not restated due to immateriality.

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

CASH AND CASH EQUIVALENTS
For purposes of the Consolidated Statement of Cash Flows, Sequa considers time deposits, certificates of deposit and marketable securities with original maturities of three months or less to be cash equivalents. Where the right of set-off exists, Sequa has netted overdrafts with unrestricted cash and cash equivalents.

MARKETABLE SECURITIES
Investments in common stock classified as available-for-sale securities are carried at fair value as determined by the most recently traded price of such securities, with the unrealized gains and losses, net of tax, reported in Accumulated Other Comprehensive Income (Loss), a separate component of shareholders' equity.

INVENTORIES AND CONTRACT ACCOUNTING
Inventories are stated at the lower of cost or market. As of December 31, 1996, Sequa's non-contract inventories were valued primarily on a first-in, first-out (FIFO) basis. During 1997, Sequa changed its basis of those inventories formerly valued using the last-in, first-out (LIFO) method to the FIFO method to conform all non-contract inventories to the same method of valuation. The effect of the accounting change, which was immaterial, was recorded as a reduction of cost of sales in the third quarter of 1997 and previously reported results of operations were not restated. Inventoried costs relating to long-term contracts are stated at actual or average costs, including engineering and manufacturing labor and related overhead incurred, reduced by amounts identified with sales. The costs attributable to sales reflect the estimated costs of all items to be produced under the related contract.

PROPERTY, PLANT AND EQUIPMENT, NET
For financial reporting purposes, depreciation and amortization are computed using the straight-line method to amortize the cost of assets over their estimated useful lives. Accelerated depreciation methods are used for income tax purposes.

    Sequa reviews properties for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than the carrying amount of the asset, the property is written down to its fair market value.

    Upon sale or retirement of properties, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is reflected currently. Expenditures for maintenance and repairs of $50,715,000 in 1998, $50,862,000 in 1997 and $45,030,000 in 1996 were expensed as incurred, while betterments and replacements were capitalized.

EXCESS OF COST OVER NET ASSETS OF COMPANIES ACQUIRED
Excess of cost over net assets of companies acquired (goodwill) is being amortized on a straight-line basis over periods not exceeding forty years. The recoverability of goodwill is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has current operating losses, and, based upon projections, there is a likelihood that such operating losses will continue, Sequa evaluates whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest during the remaining amortization period. If impairment exists, the carrying amount of the goodwill is reduced to market value. Amortization and write-downs charged against earnings in 1998, 1997 and 1996 were $11,637,000, $10,919,000 and $11,337,000, respectively. Accumulated amortization at December 31, 1998 and 1997 was $128,611,000 and $116,974,000, respectively.

FOREIGN CURRENCY TRANSLATION
The financial position and results of operations of Sequa's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into US dollars at exchange rates in effect at year-end, while revenues and expenses are translated at weighted average exchange rates prevailing during the year. The resulting translation gains and losses are charged or credited directly to Accumulated Other Comprehensive Income (Loss), a separate component of shareholders' equity, and are not included in net income until realized through sale or liquidation of the investment. Foreign exchange gains and losses incurred on foreign currency transactions are included in net income.

DERIVATIVE FINANCIAL INSTRUMENTS
Derivative financial instruments are utilized to manage foreign exchange risks and, to a lesser extent, to manage natural gas price risks. Sequa has established a control environment which includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Sequa does not buy, hold or sell derivative financial instruments for trading purposes.

    Gains and losses on forward exchange contracts designated as hedges of existing assets and liabilities and anticipated transactions are recognized in income as exchange rates change. Gains and losses on forward exchange contracts that hedge firm commitments are deferred and included in the basis of the transactions when they are completed. The cost of foreign currency options purchased to hedge anticipated transactions is amortized to expense on a straight-line basis over the life of the option. Gains or losses on purchased options are deferred and included in the basis of the anticipated transactions if, and when, the options are exercised.

    Unrealized changes in the market values of outstanding natural gas swaps designated as hedges are deferred, and the monthly payments received from, or paid to, the counterparties of the swaps are included in earnings during the period in which settlements are made.

ENVIRONMENTAL REMEDIATION AND COMPLIANCE
It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Accrued environmental remediation and compliance costs include remedial investigation and feasibility studies, outside legal, consulting and remediation project management fees, projected cost of remediation activities, site closure and post-remediation monitoring costs. At December 31, 1998, the potential exposure for such costs is estimated to range from $17,000,000 to $33,000,000, and Sequa's balance sheet includes accruals for remediation costs of $25,404,000. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

REVENUE RECOGNITION
Generally, sales are recorded when products are shipped or when services are rendered. Long-term contracts are accounted for under the percentage-of-completion method whereby sales are primarily recognized based upon costs incurred as a percentage of estimated total costs, and gross profits are recognized under a more conservative "efforts-expended" method primarily based upon direct labor costs incurred as a percentage of estimated total direct labor costs. Changes in estimates for sales, costs and gross profits are recognized in the period in which they are determinable using the cumulative catch-up method. Any anticipated losses on contracts are charged to current operations as soon as they are determinable.

RESEARCH AND DEVELOPMENT
Research and development costs are charged to expense as incurred and amounted to approximately $21,353,000 in 1998, $13,259,000 in 1997 and $12,856,000 in 1996.

STOCK-BASED COMPENSATION
Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Sequa has chosen to continue to account for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25, which measures compensation cost for stock options as the excess, if any, of the quoted market price of a company's stock at the grant date over the amount an employee must pay to acquire the stock. As Sequa's stock option plans require the option price to be no less than the fair market value of the stock at the date of grant, no compensation expense is recognized for stock options granted.

INCOME TAXES
Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes provided for temporary differences between amounts of assets and liabilities recorded for tax and financial reporting purposes.

    No provision has been made for US or additional foreign taxes on $245,619,000 of undistributed earnings of foreign subsidiaries, as those earnings are intended to be permanently reinvested. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends.

COMPREHENSIVE INCOME
Effective January 1, 1998, Sequa adopted SFAS No. 130, "Reporting Comprehensive Income." The new rules establish standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For Sequa, these items consist of foreign currency translation adjustments and unrealized gains and losses on marketable securities. Since undistributed earnings of Sequa's foreign subsidiaries are intended to be permanently reinvested, taxes have not been provided for foreign currency translation adjustments. The adoption of SFAS No. 130 did not have a material effect on Sequa's primary financial statements, but did affect the presentation of the accompanying Consolidated Statement of Shareholders' Equity.

SEGMENT INFORMATION
On December 31, 1998, Sequa adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires Sequa to report financial and descriptive information about its reportable operating segments on the same basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Sequa has changed its reported business segments to comply with this statement and at December 31, 1998, Sequa's operating business segments are: Aerospace, Propulsion, Metal Coating, Specialty Chemicals, and Other Products. Prior years' information has been restated for consistency with the 1998 presentation.

NOTE 2.  SHORT-TERM INVESTMENTS

At December 31, 1998, the $11,475,000 short-term investment represents the market value of Sequa's investment in the common stock of a publicly traded company. At December 31, 1997, the $25,000,000 short-term investment represents Sequa's participation in loans made by a group of banks for the benefit of one of Sequa's joint ventures.

NOTE 3.  UNBILLED RECEIVABLES, NET

Unbilled receivables, net consist of the following:


(Amounts in thousands)
AT DECEMBER 31,                                        1998          1997
-------------------------------                        ----          ----
Fixed-price contracts                                $33,923       $24,128
Cost-reimbursement contracts                           4,872         3,649
                                                     -------       -------
                                                     $38,795       $27,777
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

   Allowances for estimated nonrecoverable costs are primarily to provide for losses which may be sustained on contract costs awaiting funding and for the finalization of indirect expenses. Unbilled amounts at December 31, 1998 and 1997 are reduced by allowances for estimated nonrecoverable costs of $879,000 and $2,073,000, respectively.

NOTE 4.  INVENTORIES

The components of inventories are as follows:

(Amounts in thousands)
AT DECEMBER 31,                                      1998               1997
-----------------------------                        ----               ----
Finished goods                                    $ 78,000           $ 68,570
Work in process                                     78,728             89,442
Raw materials                                      105,430             89,579
Long-term contract costs                             9,249             11,599
Customer deposits                                   (8,642)           (12,741)
                                                  --------           --------
                                                  $262,765           $246,449
                                                  ========           ========

NOTE 5.  NET ASSETS OF DISCONTINUED OPERATIONS

During 1991, Sequa adopted a formal plan to divest Sequa Capital's investment portfolio and classified it as a discontinued operation. As of December 31, 1998, approximately $363,000,000 of Sequa Capital's investment portfolio had been sold, written down or otherwise disposed of since 1991. During the same period, Sequa repaid approximately $367,000,000 of Sequa Capital's debt. Sequa Capital's investment in leveraged leases will be liquidated over the next 16 years as rentals are received and residual values are realized. Debt of discontinued operations at December 31, 1998 represents the accreted principal amount of the $25,000,000 in proceeds received from the non-recourse securitization of Sequa Capital's leveraged lease portfolio in 1994. The leveraged lease cash flow stream will service the payment of principal and interest until the loan is paid off. To the extent that the leveraged lease cash flow stream during the next several years is less than the amount necessary to service the debt, the loan will increase.

     Net assets of discontinued operations approximate net realizable value and have been classified as noncurrent. The amounts Sequa Capital will ultimately realize from the leveraged lease portfolio and other investments could differ materially from management's best estimates of their realizable value. A summary of the net assets of discontinued operations follows:


(Amounts in thousands)
At December 31,                                          1998          1997
--------------------------------                        ------        ------
Investment in leveraged leases and
  other investments                                    $142,433      $144,292
Other assets, net                                           970           445
Debt                                                    (38,251)      (35,014)
                                                       --------      --------
Net assets of discontinued operations                  $105,152      $109,723
                                                       ========      ========


NOTE 6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following:


(Amounts in thousands)
AT DECEMBER 31,                                     1998               1997
--------------------------------                    ----               ----

Land and improvements                           $   41,588         $   43,580
Buildings and improvements                         223,752            225,161
Machinery and equipment                            790,481            751,364
Construction in progress                            37,506             30,097
                                                ----------         ----------
                                                 1,093,327          1,050,202
Accumulated depreciation                          (641,884)          (614,722)
                                                ----------         ----------
                                                $  451,443         $  435,480
                                                ==========         ==========

Depreciation expense was $74,891,000 in 1998, $72,443,000 in 1997 and $76,537,000 in 1996.

NOTE 7.  INDEBTEDNESS

Long-term debt is as follows:

(Amounts in thousands)
AT DECEMBER 31,                                            1998        1997
--------------------------------                           ----        ----

Senior unsecured notes, at 9 5/8%,
  due 1999                                               $138,519    $138,519

Senior unsecured notes, at 8 3/4%, due 2001               109,948     109,948

Medium-term notes, at a weighted average
  interest rate of 10.1%, due 2001                         66,425      86,275

Senior subordinated notes, at 9 3/8%,
  due 2003                                                174,000     175,000

Capital lease obligations, at weighted
  average interest rates of 8.5% and 8.6%,
  respectively, payable in varying amounts
  through 2000                                             12,189      14,438

Other, at weighted average interest rates of
  4.5% and 6.3%, respectively, payable in
  varying amounts through 2004                              8,263       9,065
                                                         --------    --------
                                                          509,344     533,245

Less current maturities                                    (8,659)    (24,510)
                                                         --------    --------

Total long-term debt                                     $500,685    $508,735
                                                         ========    ========

In October 1997, Sequa entered into a $150,000,000 revolving credit agreement with a group of banks that extends through October 2002. The rate of interest payable under the agreement is, at Sequa's option, a function of the prime rate or the Eurodollar rate. The agreement requires Sequa to pay a commitment fee, which is subject to adjustment based upon the ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization), at an initial annual rate of
 .275% of the unutilized amount available under the credit line. At December 31, 1998, there were no borrowings outstanding under this facility; however, $7,827,000 of the available credit line was designated for the issuance of letters of credit, leaving $142,173,000 of unused credit available.

      In October 1998, Sequa filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $500,000,000 principal amount of senior unsecured debt securities. Sequa anticipates that securities will be sold under the shelf registration during the second or third quarter of 1999. The proceeds will be used to repay the remaining $138,519,000 of Sequa's senior unsecured notes due in October 1999 and to refinance other existing public debt. If new public debt is not issued during 1999, then Sequa intends to draw down on its revolving credit agreement to repay the senior unsecured notes due in October 1999.

      Sequa has the intent and ability, supported by the terms and amount of credit available under its revolving credit loan agreement, to refinance, on a long-term basis, the senior unsecured notes due in October 1999. Accordingly, the $138,519,000 principal amount of this indebtedness continues to be classified as long-term at December 31, 1998.

      The aggregate maturities of total long-term debt during the next five years are $8,659,000 in 1999, $5,053,000 in 2000,
$176,539,000 in 2001, $138,525,000 in 2002 and $174,007,000 in
2003. The $138,519,000 principal amount of the senior unsecured notes, to be refinanced on a long-term basis, is included in debt maturing in 2002, the year in which Sequa's revolving credit agreement will expire.

      Sequa's revolving credit loan agreement and indentures contain covenants which, among other matters, limit its ability to pay dividends, incur indebtedness, make capital expenditures, repurchase common and preferred stock, and repurchase the 9 3/8% senior subordinated notes due 2003. Sequa must also maintain a minimum net worth and certain ratios regarding interest coverage and debt to EBITDA, among other restrictions.

NOTE 8.  INCOME TAXES

The components of income (loss) before income taxes were:

(Amounts in thousands)
YEAR ENDED DECEMBER 31,                         1998        1997        1996
---------------------------------               ----        ----        ----

Domestic                                     $ 55,197    $ 17,863    $ (5,097)
Foreign                                        52,800      23,964      31,053
                                             --------    --------    --------
                                             $107,997    $ 41,827    $ 25,956
                                             ========    ========    ========

The income tax provision (benefit) consisted of:


(Amounts in thousands)
YEAR ENDED DECEMBER 31,                         1998        1997        1996
---------------------------------               ----        ----        ----

United States Federal
  Current                                    $    865    $    142    $   (374)
  Deferred                                     20,281       9,283       3,087
State and local                                 5,155       1,569       1,128
Foreign                                        17,799      11,206      12,559
                                             --------    --------    --------
                                             $ 44,100    $ 22,200    $ 16,400
                                             ========    ========    ========

The income tax provision is different from the amount computed by applying the US Federal statutory income tax rate of 35% to income before income taxes. The reasons for this difference are as follows:


(Amounts in thousands)
YEAR ENDED DECEMBER 31,                        1998        1997        1996
--------------------------------               ----        ----        ----
Computed income taxes at statutory
  rate                                       $37,799    $ 14,639    $  9,085
State and local taxes, net of
  Federal income tax benefit                   3,351       1,020         733
Goodwill amortization                          3,584       3,424       3,691
Foreign subsidiaries at different
  tax rates                                   (2,586)     (1,370)       (410)
Foreign losses not benefited                   1,555       4,189       2,100
Other, net                                       397         298       1,201
                                             -------    --------    --------
                                             $44,100    $ 22,200    $ 16,400
                                             =======    ========    ========

    The deferred tax provision represents the change in deferred tax assets and liabilities from the beginning of the year to the end of the year resulting from changes in the temporary differences between the financial reporting basis and the tax basis of Sequa's assets and liabilities.


NOTE 8.  INCOME TAXES  (cont'd)

    Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities are as follows:

(Amounts in thousands)
AT DECEMBER 31,                                               1998
-------------------------                             --------------------
                                                     Deferred      Deferred
                                                       Tax           Tax
                                                      Assets      Liabilities
                                                      ------      -----------
Accounts receivable allowances                      $  3,472       $   -
Inventory valuation differences                       23,916          4,002
Recognition of income on
  long-term contracts                                  4,497          4,522
Depreciation                                           9,934         43,294
Lease and finance transactions                          -           120,634
Accruals not currently deductible
  for tax purposes                                    68,378           -
Tax net operating loss carryforward                   47,318           -
Alternative minimum tax (AMT)
  credit carryforward                                 24,733           -
Other tax credit carryforwards                         8,209           -
All other                                             22,421         12,588
                                                    --------       --------
   Subtotal                                          212,878        185,040
Valuation allowance                                   (9,999)          -
                                                     -------       --------
Total deferred taxes                                $202,879       $185,040
                                                    ========       ========


(Amounts in thousands)
At December 31,                                              1997
-------------------------                             --------------------
                                                    Deferred       Deferred
                                                      Tax            Tax
                                                     Assets       Liabilities
                                                     ------       -----------
Accounts receivable allowances                      $  3,184       $   -
Inventory valuation differences                       21,975          6,408
Recognition of income on
  long-term contracts                                  3,754          5,697
Depreciation                                          11,181         49,909
Lease and finance transactions                          -           124,639
Accruals not currently deductible
  for tax purposes                                    78,755           -
Tax net operating loss carryforward                   74,275           -
Alternative minimum tax (AMT)
  credit carryforward                                 20,680           -
Other tax credit carryforwards                        10,681           -
All other                                             19,573         15,065
                                                    --------       --------
   Subtotal                                          244,058        201,718
Valuation allowance                                  (9,409)           -
                                                    --------       --------
Total deferred taxes                                $234,649       $201,718
                                                    ========       ========

Sequa has an issue with the Internal Revenue Service (IRS) involving the 1989 restructuring of two subsidiaries. While management believes its tax position in this matter is appropriate, it has taken the conservative position of providing reserves to cover an adverse outcome. At December 31, 1998, the net amount involved was approximately $59,000,000, composed of the potential liability associated with the restructuring and related tax issues; interest expense, net of tax benefit, from the date of the resulting tax refund; and deferred tax assets for portions of tax loss and credit carryforwards which could be utilized in a settlement. Management has had preliminary settlement discussions with the IRS, and on October 1, 1998, Sequa made a deposit of $24,000,000 with the IRS against the expected liability for additional tax and interest that may be assessed against Sequa related to certain of these tax matters. The deposit stops the running of interest with respect to the amounts deposited. Discussions have continued, and management believes there is a possibility for final resolution of this matter by the end of 1999.

   At December 31, 1998, net current deferred tax assets of $58,261,000 are netted against $74,760,000 of current taxes payable and net noncurrent deferred tax liabilities of $40,422,000 are presented as a single amount in the Consolidated Balance Sheet. At December 31, 1997, net current deferred tax assets of $52,009,000 are netted against $94,379,000 of current taxes payable and net noncurrent deferred tax liabilities of $19,078,000 are presented as a single amount in the Consolidated Balance Sheet.

   A valuation allowance has been established to reduce the deferred tax asset recorded for certain tax credits that may expire unutilized in 1999 through 2012 and to reduce the tax benefit recorded for a portion of the cumulative losses of Sequa's French subsidiaries. The AMT credit carryforward does not expire and can be carried forward indefinitely. Sequa has a domestic tax net operating loss carryforward of $135,194,000 at December 31, 1998 that expires in 2008 through 2011.

   Although Sequa experienced book and tax domestic losses prior to 1997, Sequa was profitable domestically during 1998 and 1997, and management believes that its domestic net operating loss carryforwards will be utilized before their expiration through future reversals of existing taxable temporary differences and future earnings. The domestic losses prior to 1997 were largely attributable to loss provisions recorded during 1991 and 1992 for Sequa Capital, a discontinued leasing unit, and operating losses incurred by Gas Turbine from 1993 through 1995. Sequa has divested itself of a significant portion of Sequa Capital's assets and has decreased interest expense by significantly reducing debt levels. In addition, Gas Turbine has been profitable during the past three years due to decreased litigation costs, rising demand from the commercial airline market for jet engine component repair and increased demand from the manufacturers of jet engines.

   Sequa's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions, the state of the airline industry and other major markets, competitive pressures on sales and margins, and other factors beyond management's control. There can be no assurance that Sequa will meet its expectations for future domestic taxable income in the carryforward period; however, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income will be sufficient to fully realize the net domestic deferred tax assets at December 31, 1998. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future domestic taxable income during the carryforward period are reduced.


NOTE 9.  ACCRUED EXPENSES

Sequa's accrued expenses consist of the following items:

(Amounts in thousands)
AT DECEMBER 31,                                           1998          1997
-------------------------------                           ----          ----
Salaries and wages                                     $ 47,825      $ 42,997
Current portion of environmental
  liabilities                                            10,000        10,000
Current portion of self-insurance
  liabilities                                             4,800         5,500
Current portion of pension liabilities                    1,040         1,625
Warranty                                                 18,806        14,315
Customer rebates                                         10,224        10,036
Legal fees                                                3,314         4,508
Royalties                                                 9,474         7,964
Interest                                                  5,171         5,590
Insurance                                                 6,075         5,435
Taxes other than income                                   5,046         4,164
Other                                                    53,025        51,711
                                                       --------      --------
                                                       $174,800      $163,845
                                                       ========      ========

NOTE 10.  FINANCIAL INSTRUMENTS

Sequa utilizes forward foreign exchange contracts and purchased foreign currency options to reduce exposure to foreign currency fluctuations on certain existing assets and liabilities, firm commitments and anticipated transactions. To a lesser extent, Sequa also utilizes natural gas swap agreements to convert a portion of certain subsidiaries' estimated natural gas requirements to fixed rates. Sequa's accounting policies with respect to these financial instruments are described in Note 1. At December 31, 1998, Sequa had forward foreign exchange contracts outstanding with notional amounts of $56,605,000 and natural gas swaps outstanding with notional amounts of $3,779,000. At December 31, 1997, Sequa had forward foreign exchange contracts outstanding with notional amounts of $22,511,000.

     The following table presents the carrying amounts and fair values of Sequa's derivative and non-derivative financial instruments:


(Amounts in thousands)
At December 31,                           1998                     1997
----------------------                ------------             ------------
                                   Carrying     Fair        Carrying    Fair
                                    Amount      Value        Amount     Value
                                   --------     -----       --------    -----

Assets
  Cash and cash equivalents        $ 84,889   $ 84,889      $ 93,743  $ 93,743
  Short-term investments             11,475     11,475        25,000    25,000
  Forward foreign exchange
    contracts                            35         35           309       309

Liabilities
  Current and long-term
    debt                            509,344    521,120       533,245   552,664
  Forward foreign exchange
    contracts                           815        815           192       192
  Natural gas swaps                    -           175          -         -

The fair value of cash and cash equivalents approximates the carrying amount due to the short maturity of those instruments. The fair value of short-term investments and Sequa's debt is primarily based upon quoted market prices of publicly traded securities. The fair value of forward foreign exchange contracts is based on year-end exchange rates. The fair value of Sequa's natural gas swap agreements is based upon the amounts that Sequa could settle with the counterparties to terminate the natural gas swaps outstanding at December 31, 1998.

    At December 31, 1998, Sequa was contingently liable for outstanding letters of credit, not reflected in the accompanying consolidated financial statements, in the aggregate amount of $49,760,000. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to outstanding letters of credit.

NOTE 11.   PENSION PLANS AND POSTRETIREMENT BENEFITS

Sequa sponsors various noncontributory defined benefit pension plans covering certain hourly and most salaried employees. The defined benefit plans provide benefits based primarily on the participants' years of service and compensation. Sequa's pension plans are funded to accumulate sufficient assets to provide for accrued benefits. Sequa also has several unfunded supplemental executive retirement plans for certain key executives. These plans provide for benefits that supplement those provided by Sequa's other retirement plans.

    The status of all of Sequa's significant domestic and foreign defined benefit plans was as follows:


                                                                  Unfunded
                                         Funded Defined        Supplemental
                                         Benefit Pension         Retirement
(Amounts in thousands)                        Plans                Plans
                                         --------------        -------------
AT DECEMBER 31,                          1998      1997        1998     1997
-------------------------                ----      ----        ----     ----

Change in Benefit Obligation
----------------------------
Benefit obligation at beginning
  of year                              $265,442  $241,364   $ 15,050  $11,426
Service cost                             10,005     7,886        (76)      79
Interest cost                            19,208    17,966      1,121      989
Actuarial loss                           34,962    11,198      1,716    1,157
Plan amendments                           2,767     1,025        186    1,613
Curtailments                             (1,401)      402        245     -
Benefits paid                           (16,136)  (13,479)      (295)    (214)
Translation adjustment                      208      (920)      -        -
                                       --------  --------   --------  -------
Benefit obligation at end of year      $315,055  $265,442   $ 17,947  $15,050
                                       --------  --------   --------  -------

Change in Plan Assets
---------------------
Fair value of plan assets at
  beginning of year                    $292,085  $244,902   $   -     $  -
Actual return on plan assets             24,825    57,657       -        -
Employer contributions                    4,160     3,929        295      214
Benefits paid                           (16,136)  (13,479)      (295)    (214)
Translation adjustment                      245      (924)      -        -
                                       --------  --------   --------  -------
Fair value of plan assets at end
 of year                               $305,179  $292,085   $   -     $  -
                                       --------  --------   --------  -------


Reconciliation of Funded Status
-------------------------------
Funded status                          $ (9,876) $ 26,643   $(17,947)$(15,050)
Unrecognized net actuarial
  (gain) loss                            12,032   (23,572)       258   (1,458)
Unrecognized prior service cost           5,475     4,063      1,649    1,673
Unrecognized transition obligation       (1,745)   (2,469)      -        -
Translation adjustment                      (21)     -          -        -
                                       --------  --------   -------- --------
Net amount recognized                  $  5,865  $  4,665   $(16,040)$(14,835)
                                       ========  ========   ======== ========

Included in:
------------
Deferred charges                       $ 10,626  $  8,846   $   -    $   -
Accrued expenses                         (1,040)   (1,625)      -        -
Other noncurrent liabilities             (3,721)   (2,556)   (16,040) (14,835)
                                       --------  --------   -------- --------
Net amount recognized                  $  5,865  $  4,665   $(16,040)$(14,835)
                                       ========  ========   ======== ========

The funded plans' assets consist primarily of listed common stock, pooled equity funds, index funds, debt instruments and real estate funds. At December 31, 1998 and 1997, the plans' assets included Sequa stock with market values of $32,109,000 and $34,889,000, respectively.

Assumptions used in accounting for all of Sequa's significant domestic and foreign defined benefit plans were:

At December 31,                                       1998      1997      1996
---------------                                       ----      ----      ----

Discount rate for obligations                         6.5%      7.25%     7.5%
Rate of increase in compensation levels               4.5%      4.5%      4.5%
Expected long-term rate of return on
  plan assets                                         9.0%      9.0%      9.0%

The periodic net pension cost of all of Sequa's significant domestic and foreign defined benefit plans includes the following components:


                                                       Funded Defined
(Amounts in thousands)                              Benefit Pension Plans
                                                    ---------------------
YEAR ENDED DECEMBER 31,                          1998        1997       1996
                                                 ----        ----       ----
Service cost                                  $ 10,005     $ 7,886    $ 6,886
Interest cost                                   19,208      17,966     16,147
Expected return on assets                      (25,847)    (21,588)   (18,109)
Amortization of net transition amount             (730)       (734)      (715)
Amortization of prior service cost                 929         733        638
Recognized net (gain) loss                        (353)          3          7
                                               -------     -------    -------
Net periodic pension cost                        3,212       4,266      4,854
(Gain) loss due to curtailments                   (961)        402       -
                                               -------     -------    -------
Total amount reflected in earnings             $ 2,251     $ 4,668    $ 4,854
                                               =======     =======    =======


                                                     Unfunded Supplemental
(Amounts in thousands)                                 Retirement Plans
                                                     --------------------
YEAR ENDED DECEMBER 31,                           1998        1997       1996
                                                  ----        ----       ----
Service cost                                   $   (76)    $    79    $    47
Interest cost                                    1,121         989        766
Amortization of prior service cost                 211         302      1,310
Recognized net gain                               -            (49)      (175)
                                               -------     -------    -------
Net periodic pension cost                        1,256       1,321      1,948
Loss due to curtailments                           245        -          -
                                               -------     -------    -------
Total amount reflected in earnings             $ 1,501     $ 1,321    $ 1,948
                                               =======     =======    =======

    Employees not covered by the defined benefit plans discussed above generally are covered by multiemployer plans as part of collective bargaining agreements or by small local plans.
Pension expense for these multiemployer plans and small local plans was not significant in the aggregate.

    Sequa's domestic non-union employees are eligible to participate in Sequa's 401(k) plans. Expenses recorded for Sequa's matching contributions under these plans were $5,335,000 in 1998, $4,991,000 in 1997 and $4,314,000 in 1996.

    Postretirement health care and other insurance benefits are provided to certain retirees. The actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, are as follows:


                                                            Other
(Amounts in thousands)                             Postretirement Benefits
                                                    ----------------------
AT DECEMBER 31,                                    1998                1997
                                                   ----                ----

Change in Benefit Obligation
----------------------------
Benefit obligation at beginning
  of year                                         $2,306              $2,531
Service cost                                         184                 142
Interest cost                                        157                 189
Actuarial (gain) loss                                685                (335)
Plan amendments                                      -                   (54)
Participant contributions                            174                 181
Benefits paid                                       (479)               (348)
                                                  ------              ------
Benefit obligation at end of year                 $3,027              $2,306
                                                  ======              ======

Net periodic postretirement benefit cost includes the following components:

                                                              Other
(Amounts in thousands)                               Postretirement Benefits
                                                     -----------------------
YEAR ENDED DECEMBER 31,                             1998        1997     1996
--------------------------------                    ----        ----     ----
Service cost                                       $ 184       $ 142    $ 139
Interest cost                                        157         189      223
Amortization of net (gain) loss                      123         159      (22)
Amortization of unrecognized prior
  service cost                                      (164)       (151)      28
Amortization of transition obligation                 77          77      154
                                                   -----       -----    -----
Net periodic postretirement benefit cost           $ 377       $ 416    $ 522
                                                   =====       =====    =====

NOTE 11.   PENSION PLANS AND POSTRETIREMENT BENEFITS  (con't)

    The accumulated postretirement benefit obligation was determined using a discount rate of 6.5% at December 31, 1998, 7.25% at December 31, 1997 and 7.5% at December 31 1996, and an average health care cost trend rate of approximately 9% progressively decreasing to approximately 5% in the year 2006 and thereafter.

    A one percentage point change in the assumed health care cost trend rate would not have a material effect on the postretirement benefit obligation or on the aggregate service cost and interest cost components.

NOTE 12.  CAPITAL STOCK

Sequa's capital stock consists of Class A and Class B common stock and $5.00 cumulative convertible preferred stock. Holders of Class A common stock have one vote per share; holders of Class B common stock have ten votes per share; and preferred stockholders have one vote per share. Holders of Class B common stock are entitled to convert their shares into Class A common stock at any time on a share-for-share basis. Each share of $5.00 cumulative convertible preferred stock is convertible into
1.322 shares of Class A common stock. The preferred stock is redeemable, at the option of Sequa, at $100 per share.

    At December 31, 1998, 4,327,880 shares of Sequa Class A common stock were reserved for the conversion of preferred and Class B common stock, and for the exercise of outstanding stock options.

    The following table summarizes shares held in treasury:


AT DECEMBER 31,                                  1998        1997        1996
--------------------                             ----        ----        ----
Class A common stock                           215,104     512,643     614,100
Class B common stock                           397,283     397,283     396,283
Preferred stock                                383,990     186,690     186,690

During 1998, 286,199 shares of Class A common stock were issued out of treasury in exchange for 197,300 shares of cumulative convertible preferred stock. The average exchange ratio was 1.45 shares of Class A common stock for each share of preferred.

NOTE 13.  STOCK OPTIONS

Sequa has three incentive and nonqualified stock option plans in effect: the 1986 Stock Option Plan, the 1988 Stock Option Plan and the 1998 Stock Option Plan. These plans provide for the granting of options of Sequa's Class A common stock to key employees. The option price per share may not be less than the fair market value of the Class A common stock on the date the option is granted, and the maximum term of an option may not exceed ten years. Options primarily vest in three equal annual installments, commencing on the first anniversary of the grant date. Under the terms of the 1998 Stock Option Plan, Sequa is authorized to grant to officers and other key employees options to purchase up to a total of 500,000 shares of Class A common stock. Authority to grant options under the 1986 Stock Option Plan expired during 1996 and authority to grant options under the 1988 Stock Option Plan expired during 1998. The following table summarizes the activity related to Sequa's stock options for the three years ended December 31, 1998:

                                                                    Weighted
                                                                    Average
                                                      Options        Price
                                                      -------        -----
OUTSTANDING AT DECEMBER 31, 1995                      293,000        $32.18
  Granted                                               1,800        $43.40
  Expired or Cancelled                                (16,334)       $35.28
  Exercised                                           (46,121)       $32.33
                                                     --------
OUTSTANDING AT DECEMBER 31, 1996                      232,345        $32.02
  Granted                                              16,000        $50.38
  Expired or Cancelled                                 (3,010)       $32.25
  Exercised                                          (104,237)       $32.31
                                                     --------
OUTSTANDING AT DECEMBER 31, 1997                      141,098        $33.91
  Granted                                             428,000        $58.07
  Expired or Cancelled                                (13,200)       $40.05
  Exercised                                          (103,531)       $32.36
                                                     --------
OUTSTANDING AT DECEMBER 31, 1998                      452,367        $56.95
                                                     ========
EXERCISABLE AT
  December 31, 1996                                   221,578        $32.15
  December 31, 1997                                   120,631        $31.88
  December 31, 1998                                    17,000        $33.54

AVAILABLE FOR FUTURE GRANT                             76,000          -

    Under the provisions of APB Opinion No. 25, Sequa has recognized no compensation expense for stock options granted. Under SFAS No. 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period. Had compensation cost for Sequa's stock option plans been determined under SFAS No. 123, based on the fair market value at the grant dates, Sequa's net earnings and earnings per share would have been affected as shown in the following pro forma presentation:


(Amounts in thousands, except per share data)
YEAR ENDED DECEMBER 31,                            1998       1997      1996
                                                   ----       ----      ----

NET INCOME
  As reported                                    $63,897     $19,627   $9,187
  Pro forma                                       63,518      19,572    9,181
BASIC EARNINGS PER SHARE
  As reported                                     $6.01       $1.66     $0.61
  Pro forma                                        5.97        1.66      0.61
DILUTED EARNINGS PER SHARE
  As reported                                     $5.87       $1.66     $0.61
  Pro forma                                        5.83        1.65      0.61


   The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.55%, expected life of four years, expected volatility of 22.2% and expected dividend yield of 0%.

NOTE 14.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The accumulated balances for each classification of other comprehensive income (loss) are as follows:


(Amounts in thousands)
AT DECEMBER 31,                                             1998        1997
---------------------------------                           ----        ----
Cumulative translation adjustment                         $   473     $(6,794)
Unrealized loss on marketable
  securities, net of tax benefits                          (1,489)       -
                                                          -------     -------
                                                          $(1,016)    $(6,794)
                                                          =======     =======

NOTE 15.  ACQUISITIONS AND DISPOSITIONS

In October 1998, Sequa sold substantially all of the business and operating assets of Sequa Chemicals, its US-based chemicals division, for net cash proceeds of $107,275,000. The sale resulted in a pre-tax gain of $49,867,000. Sequa Chemicals had sales of $74,004,000 in 1998, $82,293,000 in 1997 and $74,069,000
in 1996 and operating income of $3,082,000 in 1998, $8,004,000 in
1997 and $8,261,000 in 1996. The consolidated financial statements and accompanying notes reflect the operating results of Sequa Chemicals as a continuing operation in the Other Products segment. Also during 1998, Sequa sold a Gas Turbine manufacturing facility in the United Kingdom for net cash proceeds of $14,058,000. The sale resulted in a pre-tax gain of $6,675,000.

     In January 1998, Sequa purchased the remaining 50% interest in a domestic airbag inflator joint venture (BAICO) that was not previously owned for $22,736,000. Sequa assumed $25,000,000 of BAICO's debt and repaid it during 1998. In 1998, Sequa also purchased an Italian specialty chemicals distribution unit, a liquid propellant rocket motor product line of Royal Ordnance and made other small niche acquisitions for purchase prices aggregating $17,926,000. These acquisitions have been accounted for as purchases; accordingly, operating results are included in the Consolidated Statement of Income from the dates of purchase. Pro forma combined results of operations giving effect to these acquisitions would not vary materially from historical results.

     In December 1997, Sequa sold Northern Can Systems, a supplier of metal lids, for cash proceeds of $28,178,000. No pre-tax gain or loss resulted from the sale. Northern Can Systems had sales of $32,904,000 in 1997 and $26,179,000 in 1996 and operating income of $1,781,000 in 1997 and $1,005,000 in 1996. The consolidated financial statements and accompanying notes reflect the operating results of Northern Can Systems as a continuing operation in the Other Products segment.

     In August 1997, Sequa purchased TEC Systems, a manufacturer of dryers and environmental equipment for paper, printing and other industrial applications, for $18,839,000. In May 1997, Sequa purchased Sedgefield Specialties, a chemicals supplier to the textile industry, for $13,853,000 and merged it into Sequa Chemicals. These acquisitions have been accounted for as purchases; accordingly, operating results are included in the Consolidated Statement of Income from the dates of purchase. Pro forma combined results of operations giving effect to these acquisitions would not vary materially from historical results.


NOTE 16.  OTHER, NET

Other, net includes the following income (expense) items:


(Amounts in thousands)
YEAR ENDED DECEMBER 31,                    1998        1997        1996
----------------------------               ----        ----        ----

Gain on sale of assets, net              $    82    $  2,465    $  8,268

Amortization of capitalized
  debt issuance costs                     (1,220)     (1,381)     (2,145)

Letters of credit and commitment
  fees                                      (901)     (1,596)     (2,019)

Uninsured loss                            (2,000)       -           -

Income (loss) on cash surrender
  value of corporate-owned
  life insurance                             986       1,321        (150)

Other                                       (171)        334         329
                                         -------     -------    --------
                                         $(3,224)    $ 1,143    $  4,283
                                         =======     =======    ========

NOTE 17.  OPERATING LEASES

Certain businesses of Sequa utilize leased premises or equipment under noncancelable agreements having initial or remaining terms of more than one year. The majority of the real property leases require Sequa to pay maintenance, insurance and real estate taxes. Rental expense totaled $17,260,000, $17,083,000 and $18,065,000 in 1998, 1997 and 1996, respectively.

    At December 31, 1998, future minimum lease payments under noncancelable operating leases are as follows:


(Amounts in thousands)
1999                                              $13,702
2000                                               11,321
2001                                                9,353
2002                                                7,908
2003                                                6,164
After 2003                                         16,435
                                                  -------
                                                  $64,883
                                                  =======


NOTE 18.  EARNINGS PER SHARE

Basic earnings per share (EPS) for each of the respective years have been computed by dividing the net earnings, after deducting dividends on cumulative convertible preferred stock, by the weighted average number of common shares outstanding during the year.

     Diluted EPS reflects the potential dilution that could occur if each share of the cumulative convertible preferred stock outstanding were converted into 1.322 shares of Class A common stock and the outstanding options to purchase shares of Class A common stock were exercised.

     The computation of basic and diluted EPS from continuing operations is as follows:


(Amounts in thousands, except per share data)

YEAR ENDED DECEMBER 31,                          1998        1997      1996
------------------------------                   ----        ----      ----

Income from continuing operations              $63,897     $19,627   $ 9,556

Less: Preferred dividends                       (2,173)     (3,051)   (3,108)
                                               -------     -------    ------

Income available to common
   stock--basic                                 61,724      16,576     6,448

Extraordinary loss                                -           -         (369)
                                               -------     -------   -------

Net income available to common
  stock--basic                                  61,724      16,576     6,079

Convertible preferred stock
  dividend requirements                          2,173        -         -
                                               -------     -------    ------

Net income available to common
  stock--diluted                               $63,897     $16,576   $ 6,079
                                               =======     =======   =======


Weighted average number of common
  shares outstanding--basic                     10,275       9,967     9,880

Conversion of convertible
  preferred stock                                  599        -         -

Exercise of stock options                           20          47        41
                                               -------     -------   -------

Weighted average number of common
  shares outstanding--diluted                   10,894      10,014     9,921
                                               =======     =======   =======


Basic earnings per share
  Income before extraordinary item             $  6.01    $  1.66   $  0.65
  Extraordinary loss                               -           -      (0.04)
                                                -------    -------   -------
  Net income                                   $  6.01    $  1.66   $  0.61
                                                =======    =======   =======
Diluted earnings per share
  Income before extraordinary item             $  5.87    $  1.66   $  0.65
  Extraordinary loss                               -           -      (0.04)
                                                -------    -------   -------
  Net income                                   $  5.87     $  1.66  $  0.61
                                                =======     =======  =======

     The conversion of each share of preferred stock into 1.322 shares of common stock was not included in the computation of diluted earnings per share for 1997 and 1996 because inclusion would have had an anti-dilutive effect on EPS.

NOTE 19.  SUPPLEMENTAL CASH FLOW INFORMATION

Net cash provided by discontinued operations primarily represents the net proceeds from the divestiture and run-off of Sequa
Capital's investment portfolio.

   Selected noncash activities and cash payments were as follows:


(Amounts in thousands)
Year ended December 31,                        1998         1997         1996
---------------------------                    ----         ----         ----

Noncash activities:
   Acquisitions of businesses:
     Fair value of assets acquired           $85,572      $58,804      $  -
     Cash paid                                40,662       36,058         -
                                             -------      -------      -------
     Liabilities assumed                      44,910       22,746         -

Interest paid                                 52,195       50,350       52,417

NOTE 20.  SEGMENT INFORMATION AND GEOGRAPHIC DATA

At December 31, 1998, Sequa adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which changes the way Sequa reports information about its operating segments. The information for 1997 and 1996 has been restated from the prior years' presentation in order to conform to the five newly constituted operating segments: Aerospace, Propulsion, Metal Coating, Specialty Chemicals and Other Products.

  The Aerospace segment consists solely of Sequa's largest operating unit, Chromalloy Gas Turbine Corporation. Gas Turbine manufactures and repairs gas turbine engine components, principally for domestic and international airlines, original equipment manufacturers and the US military.

  The Propulsion segment consists solely of ARC Propulsion, which manufactures solid rocket propulsion systems for use primarily in tactical military weapons sold to the US Government, automotive airbag inflators and inflator components and liquid propellant motors for use on commercial satellites.

  The Metal Coating segment consists solely of Precoat Metals, which applies polymer coatings to continuous steel and aluminum coil for the nationwide building products market, the container market and the diverse markets for manufactured products.

  The Specialty Chemicals segment consists solely of Warwick International, which produces bleach activators for powdered laundry detergent products sold principally in European markets and distributes specialty chemicals in Europe through a network of distribution companies.

  The Other Products segment is composed of four ongoing businesses: MEGTEC Systems, Sequa Can Machinery, Casco Products, and the Men's Apparel unit. MEGTEC Systems provides auxiliary press equipment for web offset printing, and dryers and environmental control equipment for the international industrial, paper and printing markets. Sequa Can Machinery produces high speed equipment to form and decorate two-piece metal cans for the worldwide container industry.Casco Products manufactures cigarette lighters, power outlets and electronic monitoring devices primarily for North American automobile manufacturers. The Men's Apparel unit designs and manufactures men's formalwear and accessories for the North American market. This segment also includes the results of two operations which were divested prior to December 31, 1998. Sequa Chemicals, which produces a broad range of chemicals primarily for domestic textile, paper, graphic arts and building products markets, was sold in October 1998. Northern Can Systems, which produces easy-open steel lids for the domestic and international food processing industry, was sold in December 1997.

  The accounting policies of the reportable segments are the same as those described in Note 1. Segment information amounts presented are the same measures reported internally to management for purposes of making decisions about allocating resources to the segments and assessing their performance. Operating profit, the measure of profit reported in the segment information, represents income before income taxes, interest, equity in unconsolidated joint ventures and other income (expense). The expenses and assets attributable to corporate activities are not allocated to the operating segments. Assets of corporate activities include cash and cash equivalents, investments and net assets of discontinued operations.

NOTE 20.  SEGMENT INFORMATION AND GEOGRAPHIC DATA  (cont'd)

Operation by business segment is presented below:

(Amounts in thousands)
YEAR ENDED DECEMBER 31,                  1998           1997          1996
---------------------------           ----------     ----------    ----------

AEROSPACE
Sales                                 $  782,339     $  727,346    $  643,195
Operating income                          65,154         50,341         4,843
Total assets                             612,543        582,374       584,523
Capital expenditures                      50,007         30,143        20,105
Depreciation and amortization             37,982         39,879        45,498

PROPULSION
Sales                                 $  268,615     $  177,653    $  150,423
Operating income                          13,415         11,389        10,815
Total assets                             355,955        282,092       286,133
Capital expenditures                      19,949         10,909         6,415
Depreciation and amortization             20,146         14,172        15,013

METAL COATING
Sales                                 $  193,652     $  200,037    $  182,118
Operating income                          14,859         20,334        20,393
Total assets                             132,953        125,296       117,355
Capital expenditures                      15,416          9,236         7,767
Depreciation and amortization              7,919          7,411         7,686

SPECIALTY CHEMICALS
Sales                                 $  155,301     $  132,828    $  143,993
Operating income                          22,565         18,662        29,764
Total assets                             104,772         89,693        98,775
Capital expenditures                       3,090          4,171         3,971
Depreciation and amortization              9,114          9,841         9,214

OTHER PRODUCTS
Sales                                 $  402,486     $  357,261    $  339,300
Operating income                          22,103         13,387        26,782
Total assets                             173,984        236,099       201,781
Capital expenditures                      14,795         12,698        11,396
Depreciation and amortization             12,418         12,631        11,604

CORPORATE
Expenses                              $  (32,633)    $  (29,406)   $  (27,439)
Total assets (a)                         243,940        276,121       259,595
Capital expenditures                         267          1,803           574
Depreciation and amortization              1,742          1,881         2,572

TOTALS
Sales                                 $1,802,393     $1,595,125    $1,459,029
Operating income                         105,463         84,707        65,158
Total assets                           1,624,147      1,591,675     1,548,162
Capital expenditures                     103,524         68,960        50,228
Depreciation and amortization             89,321         85,815        91,587

(a) Includes cash, investments and net assets of discontinued operations.


NOTE 20.  SEGMENT INFORMATION AND GEOGRAPHIC DATA (cont'd)

GEOGRAPHIC DATA

Sales are attributable to countries based on location of the customer. Long-lived assets, which include property, plant and equipment and goodwill, are based on physical location.

(Amounts in thousands)
YEAR ENDED DECEMBER 31,                 1998           1997            1996
-----------------------                 ----           ----            ----

SALES
-----
 United States                      $  956,479     $  916,796      $  804,633
 United Kingdom                        106,526        103,956          92,075
 Canada                                102,890         39,465          36,055
 Italy                                  95,335         54,185          51,736
 France                                 82,577         79,718          77,909
 Germany                                52,087         50,041          48,416
 Japan                                  50,651         24,095          21,140
 Other countries                       355,848        326,869         327,065
                                    ----------     ----------      ----------
 Total                              $1,802,393     $1,595,125      $1,459,029
                                    ==========     ==========      ==========


AT DECEMBER 31,                        1998            1997            1996
-------------------                    ----            ----            ----

LONG-LIVED ASSETS
-----------------
 United States                      $  640,103     $  628,531      $  637,833
 United Kingdom                         77,336         75,723          85,441
 Other countries                        41,055         36,766          42,189
                                    ----------     ----------      ----------
 Total                              $  758,494     $  741,020      $  765,463
                                    ==========     ==========      ==========



No single commercial customer accounted for more than 10% of sales in any year. The largest single contract with any one US Government agency accounted for approximately 1% of sales in 1998, 1997 and 1996. Prime and subcontracts with all government agencies accounted for approximately 9% of sales in 1998, and 10% of sales in 1997 and 1996.

NOTE 21.  CONTINGENCIES

Sequa is involved in a number of claims, lawsuits and proceedings (environmental and otherwise) which arose in the ordinary course of business. Other litigation is pending against Sequa involving allegations that are not routine and include, in certain cases, compensatory and punitive damage claims. Included in this other class of litigation is an action commenced on July 11, 1995 by United Technologies Corporation (UTC), through its Pratt & Whitney division, against Chromalloy Gas Turbine Corporation (Chromalloy) in the United States District Court for the District of Delaware. The complaint sought unspecified monetary damages and injunctive relief based on alleged breaches of certain license agreements, alleged infringement of patents and misuse of

Pratt & Whitney intellectual property. Chromalloy answered the complaint denying UTC's claims, and Chromalloy filed counterclaims against UTC seeking monetary, declaratory and injunctive relief based on UTC's breaches of license agreements, failure to return royalty overpayments, patent invalidity, and patent misuse. For a detailed report on earlier developments in this matter, please see Sequa's Report on Form 10-K for the year ended December 31, 1997, Reports on Form 10-Q for the quarters ended March 31, 1998, June 30, 1998 and September 30, 1998, and Report on Form 8-K, filed on September 10, 1998.

     The most recent significant events and the current status follow. On August 14, 1998, the Court issued a Memorandum Opinion and Order relating to Chromalloy's claim under the parties' 1985 Repair Agreement. The Court ordered UTC to provide Chromalloy with updated technical data on an ongoing basis and to evaluate and grant repair approvals to Chromalloy to repair components for the most advanced models of several Pratt & Whitney engine families, including the PW 4000 series, the PW 2000 series, and the V2500 series. The Court identified eight separate contract breaches by UTC and granted Chromalloy all the relief it had requested. The Court also held that UTC had violated the 1985 Repair Agreement by failing to notify Chromalloy of the more favorable licensing terms, including lower royalty rates, that Pratt & Whitney negotiated with other component repair suppliers and to give Chromalloy the opportunity to accept the same terms. The trial on the monetary damages and other remedies being sought by Chromalloy on that claim currently is scheduled for July 1999. On February 19, 1999, Chromalloy moved for summary judgment with regard to the damages and remedies being sought on this claim.

     UTC has filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (the Federal Circuit) and UTC also sought a stay of the August 14, 1998 Order from the federal district court. On December 4, 1998, the district court denied UTC's stay application. On December 7, 1998, UTC filed with the Federal Circuit a motion for stay of the August 14, 1998 order pending the court's decision on UTC's appeal. On March 1, 1999, the Federal Circuit denied UTC's stay application stating that UTC "has not shown a strong likelihood of success" on the merits of its appeal. UTC's appeal to the Federal Circuit is now fully briefed and pending.

     Additional claims by both UTC and Chromalloy had been scheduled for trials in November 1998 and March 1999. On December 18, 1998, the parties agreed to resolve all of these remaining claims, except for one of Chromalloy's counterclaims and the issues scheduled for trial in July 1999 discussed above. The settlement does not affect the issues tried during the five-day bench trial in July 1998 on Chromalloy's claim for equitable relief under one of the parties' licensing agreements. It would be premature at this stage for management to make an evaluation of the likely outcome of Chromalloy's remaining claims or UTC's appeal.

     On August 29, 1995, Chromalloy filed suit against UTC in the 131st District Court of Bexar County, Texas. This suit sought unspecified damages and injunctive relief for violations by UTC of the Texas Free Enterprise and Antitrust Act. UTC filed counterclaims against Chromalloy for alleged breach of contract and unfair competition. For a detailed report on earlier developments in this matter, please see Sequa's previous filings listed in the first paragraph of this Note. The only remaining issue in this case is Chromalloy's appeal of the trial court's denial of injunctive relief. On October 14, 1998, the Fourth Court of Appeals issued its decision refusing to overturn the trial court's denial of Chromalloy's request for injunctive relief. Although the Court of Appeals acknowledged the October 1996 jury finding that Pratt & Whitney "willfully" or "flagrantly" attempted to monopolize the market, causing harm to Chromalloy, the Court held that, under the record presented on appeal, "the trial court was not required, as a matter of law, to conclude that ongoing, illegal conduct threatened Chromalloy with injury." Chromalloy disagrees with the decision and has filed a motion for reconsideration, both to the three-judge panel that decided the case and also to the entire Court of Appeals for EN BANC consideration. Those motions are still pending.

     On October 17, 1996, Chromalloy filed suit against UTC in the United States District Court for the District of Delaware. The suit sought unspecified damages for, and injunctive relief against, alleged infringement of Chromalloy patents. UTC filed its answer asserting certain affirmative defenses and four counterclaims. For a detailed report on earlier developments in this matter, please see the reports listed in the first paragraph of this Note. The Court initially set the trial date for September 3, 1998 and (on UTC's motion) moved the trial date to October 13, 1998. Prior to trial, the parties agreed to resolve all of Chromalloy's claims and UTC's counterclaims, and, on December 18, 1998, the parties finalized the settlement documents.

     Chromalloy's divisions compete for turbine engine repair business with a number of other companies, including the original equipment manufacturers (OEMs). The OEMs generally have obligations (contractual and otherwise) to approve vendors to manufacture components for their engines and/or perform repair services on their engines and components. Chromalloy has a number of such approvals, including licensing agreements, which allow it to manufacture and repair certain components of flight engines. The loss of a major OEM's approval to manufacture or repair components for the OEM's engines could have an adverse effect on Chromalloy, although management believes it has certain actions available to it to mitigate the adverse effect.

     The ultimate legal and financial liability of Sequa in respect to all claims, lawsuits and proceedings referred to above cannot be estimated with any certainty. However, in the opinion of management, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of these contingencies, net of liabilities already accrued in Sequa's Consolidated Balance Sheet, is not expected to have a material adverse effect on Sequa's consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on Sequa's results of operations for that period.



NOTE 22.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

(Amounts in thousands, except per share data)
1998 Quarter ended                                     March 31         June 30        Sept. 30        Dec. 31        Year
------------------                                     --------         -------        --------        -------     ----------

Sales                                                  $439,853        $457,666        $458,954       $445,920     $1,802,393
Cost of sales                                           352,839         363,387         366,750        361,938      1,444,914
Operating income                                         24,767          29,510          28,263         22,923        105,463
Net income                                             $  4,818        $ 11,914        $ 10,556       $ 36,609     $   63,897
                                                       ========        ========        ========       ========     ==========

Basic earnings per share                               $   0.42        $   1.11        $   0.97       $   3.48     $     6.01
                                                       ========        ========        ========       ========     ==========

Diluted earnings per share                             $   0.41        $   1.10        $   0.97       $   3.35     $     5.87
                                                       ========        ========        ========       ========     ==========

1997 Quarter ended                                     March 31         June 30        Sept. 30        Dec. 31        Year
------------------                                     --------         -------        --------        -------     ----------
Sales                                                  $373,328        $393,458        $391,333       $437,006     $1,595,125
Cost of sales                                           303,609         317,319         313,738        351,163      1,285,829
Operating income                                         14,389          23,895          23,359         23,064         84,707
Net income                                             $  1,525        $  4,555        $  6,649       $  6,898     $   19,627
                                                       ========        ========        ========       ========     ==========

Basic and diluted earnings per share                   $   0.08        $   0.38        $   0.59       $   0.61     $     1.66
                                                       ========        ========        ========       ========     ==========

The following unusual items are included in the quarterly financial information:

Net income for the fourth quarter of 1998 includes an after-tax gain on the sale of Sequa Chemicals of
$30,917,000 or $2.97 per basic share.  As a result of the large gain recorded in the fourth quarter of
1998 and increased common shares outstanding attributable to the exercise of stock options and the issuance of common shares in exchange for preferred shares, quarterly earnings per share are not additive for 1998.

Operating income for the fourth quarter of 1998 includes a $5,000,000 provision for environmental expenses to raise accruals to an appropriate level relative to newly revised estimates of likely future remediation costs.  The after-tax effect of the charge is to reduce basic earnings per share by $0.30.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------

   None.


                                   PART III
                                   --------

ITEMS 10. THROUGH 13.
---------------------

      The information required by Item 10 with respect to executive officers is contained on page 13 of this Annual Report on Form 10-K and is incorporated by reference.

      Sequa has filed a preliminary proxy statement with the Securities and Exchange Commission and intends to file a definitive proxy statement pursuant to Regulation 14A involving the election of directors not later than 120 days after the end of its fiscal year ended December 31, 1998. Accordingly, the information required by Part III (Items 10, concerning Sequa's directors and disclosure pursuant to Item 405 of Regulation S-K, and items 11, 12 and 13) is incorporated herein by reference to such definitive proxy statement in accordance with General Instruction G(3) to Form 10-K.

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
          ---------------------

          The following consolidated financial statements are included in Part II of this Annual Report on Form 10-K:



                                                                      Page Numbers
                                                                     in this Annual
                                                                     Report on Form
                                                                         10-K
                                                                       ----------
     Report of Independent Public Accountants.                             34

     Consolidated Balance Sheet as of December 31,
     1998 and 1997.                                                     35-36

     Consolidated Statement of Income for the three
     years ended December 31, 1998.                                        37

     Consolidated Statement of Cash Flows for the three
     years ended December 31, 1998.                                        38

     Consolidated Statement of Shareholders' Equity for
     the three years ended December 31, 1998.                              39

     Notes to Consolidated Financial Statements.                        40-70


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

10.1 -    $150 Million Credit Agreement, dated as of October 10,
          1997, among Sequa, certain Subsidiary Guarantors of
          Sequa, certain Lenders, The Chase Manhattan Bank as
          Swingline Lender, Issuing Bank and Administrative Agent and The Bank of New York, as Issuing Bank (incorporated by reference to Exhibit 10.1 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December
          31, 1997, filed on March 20, 1998).

10.2 -    Amendment No. 1 to Credit Agreement constituting Exhibit
          10.1 hereto dated as of April 13, 1998 among Sequa, certain Subsidiary Guarantors of Sequa, certain Lenders and The Chase Manhattan Bank, as Administrative Agent
          (filed herewith).


10.3      Consent and Second Amendment Agreement to Credit
          Agreement constituting Exhibit 10.1 hereto dated as of September 28, 1998 among Sequa, certain Lenders and The
          Chase Manhattan Bank, as Administrative Agent (filed herewith).

10.4      Receivables Purchase Agreement dated as of November 13,
          1998 among Sequa Receivables Corp., Sequa, Liberty
          Street Funding Corp. and The Bank of Nova Scotia, as administrator (filed herewith).

10.5      Purchase and Sale Agreement dated as of November 13,
          1998 among the Originators named therein, Sequa and Sequa Receivables Corp. (filed herewith).

10.6      Asset and Share Purchase Agreement dated October 29,
          1998 by and among Sequa, Sequa Chemicals, Inc. and
          GenCorp Inc. pursuant to which Sequa sold substantially all of the business and operating assets of Sequa
          Chemicals, Inc. and Sequa Chemicals S.A. (incorporated by reference to Exhibit 2.1 of Sequa's Current Report on Form 8-K, File No. 1-804, filed on November 6, 1998).


                      COMPENSATORY PLANS OR ARRANGEMENTS

10.7 - 1998 Key Employees Stock Option Plan (incorporated by reference to Exhibit 10.2 of Sequa's Annual Report on
          Form 10-K, File No. 1-804, for the year ended December
          31, 1997, filed on March 20, 1998).

10.8 -    Sequa Corporation Management Incentive Bonus Program for
          Corporate Executive Officers (Revised for 1998)
          (incorporated by reference to Exhibit 10.3 of Sequa's
          Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1997, filed on March 20, 1998).

10.9 - Sequa's Supplemental Executive Retirement Plans I, II, and III, effective as of January 1, 1990 (incorporated by reference to Exhibit 10(c) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended
          December 31, 1990, filed on April 1, 1991) and amendments thereto (incorporated by reference to Exhibit
          10(c) of Sequa's Annual Report on Form 10-K, File
          No. 1-804, for the year ended December 31, 1991, filed on March 30, 1992).

10.10 -   Sequa Corporation Management Incentive Bonus Program for
          Corporate Non-Executive Officers and Corporate Staff
          (Revised for 1998) (incorporated by reference to Exhibit
          10.5 of Sequa's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 20, 1998).


                 COMPENSATORY PLANS OR ARRANGEMENTS  (cont'd)

10.11 -   Letter Agreements, dated May 24, 1984, by and between
          Norman E. Alexander and Sequa, and Stuart Z. Krinsly and
          Sequa (incorporated by reference to Exhibit 10(h) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1989, filed on March 30,
          1990).

10.12 -   Letter Agreements, dated April 30, 1990, by and between
          Norman E. Alexander and Sequa, and Stuart Z. Krinsly and
          Sequa (incorporated by reference to Exhibit 10 (h) of
          Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1990, filed on April 1,
          1991).

10.13 - Employment Agreement, dated April 1, 1993, by and between John J. Quicke and Sequa, (incorporated by reference to Exhibit 10(k) of Sequa's Annual Report on
          Form 10-K, File No. 1-804 for the year ended December
          31, 1992, filed on March 31, 1993); Amendment thereto, dated March 1, 1995 (incorporated by reference to Exhibit 10.11 of Sequa's Annual Report on Form 10-K,
          File No. 1-804, for the year ended December 31, 1994, filed on March 30, 1995); and Amendment thereto, dated
          September 26, 1996 (incorporated by reference to Exhibit
          10.9 of Sequa's Annual Report on Form 10-K, File
          No. 1-804, for the year ended December 31, 1996, filed on March 24, 1997).

10.14 - Employment Agreement, dated as of October 1, 1991, by and between Martin Weinstein and Chromalloy Gas Turbine
          Corporation, (incorporated by reference to Exhibit 10(n) of Sequa's Annual Report on Form 10-K, File No. 1-804 for the year ended December 31, 1991, filed on March 30,
          1992); Amendment thereto, dated as of June 1, 1993
          (incorporated by reference to Exhibit 10.14 of Sequa's
          Registration Statement No. 33-50843 on Form S-1 filed on
          October 29, 1993); Amendment thereto, dated as of February 23, 1995 (incorporated by reference to Exhibit
          10.12 of Sequa's Annual Report on Form 10-K, File No. 1-
          804, for the year ended December 31, 1995, filed on March 28, 1996); and Amendment thereto, dated as of June
          1, 1996 (incorporated by reference to Exhibit 10.11 of
          Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1996, filed on March 24,
          1997).

10.15 - Executive Life Insurance Plan of Sequa, (incorporated by reference to Exhibit 10(o) of Sequa's Annual Report on
          Form 10-K, File No. 1-804 for the year ended December
          31, 1991, filed on March 30, 1992).


                 COMPENSATORY PLANS OR ARRANGEMENTS  (cont'd)

10.16 -   Key Employee Medical Insurance Plan of Sequa,
          (incorporated by reference to Exhibit 10(p) of Sequa's
          Annual Report on Form 10-K, File No. 1-804 for the year ended December 31, 1991, filed on March 30, 1992).

10.17 -   Sequa Corporation Management Incentive Bonus Program for
          Operating Divisions (Revised 1997) (incorporated by reference to Exhibit 10.18 of Sequa's Annual Report on
          Form 10-K, File No. 1-804, for the year ended December
          31, 1996, filed on March 24, 1997).

                   END OF COMPENSATORY PLANS OR ARRANGEMENTS

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

    (b)   Reports on Form 8-K
          -------------------

          Sequa filed a current Report on Form 8-K, dated November
          6, 1998, in connection with the sale of Sequa Chemicals to GenCorp Inc.





                                     SIGNATURES
                                     ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Annual
Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SEQUA CORPORATION

Date:   March 23, 1999                   By:   /S/ GERALD S. GUTTERMAN
       ----------------                       -------------------------
                                              Gerald S. Gutterman
                                              Executive Vice President and
                                              Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 1999.



By: /S/ NORMAN E. ALEXANDER              Chairman of the Board, Chief
-----------------------------
Norman E. Alexander                        Executive Officer and Director

By: /S/ JOHN J. QUICKE                   President, Chief Operating Officer
-----------------------------
John J. Quicke                             and Director

By: /S/ STUART Z. KRINSLY                Senior Executive Vice President,
-----------------------------
Stuart Z. Krinsly                          General Counsel and Director

By: /S/ GERALD S. GUTTERMAN              Executive Vice President and Chief
-----------------------------
Gerald S. Gutterman                        Financial Officer

By: /S/ WILLIAM P. KSIAZEK               Vice President and Controller
-----------------------------
William P. Ksiazek                         (Chief Accounting Officer)

By: /S/ LEON D. BLACK                    Director
-----------------------------
Leon D. Black

By: /S/ALVIN DWORMAN                     Director
-----------------------------
Alvin Dworman

By: /S/ DAVID S. GOTTESMAN               Director
-----------------------------
David S. Gottesman

By: /S/ DONALD D. KUMMERFELD             Director
-----------------------------
Donald D. Kummerfeld


By: /S/ RICHARD S. LEFRAK                Director
-----------------------------
Richard S. LeFrak

By: /S/ MICHAEL I. SOVERN                Director
-----------------------------
Michael I. Sovern

By: /S/ FRED R. SULLIVAN                 Director
-----------------------------
Fred R. Sullivan

By: /S/ GERALD TSAI                      Director
-----------------------------
Gerald Tsai, Jr.