Form 10-Q
period 1999-03-31
SEQUA CORP /DE/
filed 1999-05-14
CIK 95301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended        March 31, 1999
                               --------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              --------------------    ----------


Commission File Number   1-804
                      ------------------------------------------

                          SEQUA CORPORATION
----------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

         Delaware                                  13-1885030
---------------------------------           ----------------------------

(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)               Identification No.)

200 Park Avenue, New York, New York                    10166
----------------------------------------          ---------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (212)986-5500
                                                    -------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                    ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



               Class             Outstanding at April 30, 1999
               -----             --------------------------------

Class A Common Stock, no par value                    7,026,402
Class B Common Stock, no par value                    3,329,780

                         PART I - FINANCIAL INFORMATION
                       SEQUA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (Amounts in thousands, except per share)
                                   (Unaudited)


                                                     For the Three Months
                                                        Ended March 31,
                                                     ---------------------
                                                     1999              1998
                                                     ----              ----

SALES                                             $  407,266       $  439,853
                                                  ----------       ----------
COSTS AND EXPENSES
 Cost of sales                                       327,679          352,839
 Selling, general and
   administrative                                     59,296           62,247
                                                  ----------       ----------
                                                     386,975          415,086
                                                  ----------       ----------

OPERATING INCOME                                      20,291           24,767

OTHER INCOME (EXPENSE)
 Interest expense                                    (11,915)         (12,688)
 Interest income                                       1,376            1,218
 Equity in income (loss) of
  unconsolidated joint ventures                         (622)            (323)
 Other, net                                            1,656              144
                                                  ----------       ----------

INCOME BEFORE INCOME TAXES                            10,786           13,118

Income tax provision                                  (4,800)          (8,300)
                                                  ----------       ----------

NET INCOME                                             5,986            4,818

Preferred dividends                                     (516)            (625)
                                                  ----------       ----------

NET INCOME AVAILABLE
 TO COMMON STOCK                                  $    5,470       $    4,193
                                                  ==========       ==========


EARNINGS PER SHARE
 Basic                                             $    .53         $    .42
 Diluted                                           $    .53         $    .41

DIVIDENDS DECLARED PER SHARE
 Preferred                                         $   1.25         $   1.25


The accompanying notes are an integral part of the financial statements.

                                SEQUA CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                Of Financial Condition and Results of Operations
                ------------------------------------------------


SUMMARY BUSINESS SEGMENT DATA (in millions)
------------------------------------------

                                                                  Operating
                                             Sales                 Income
                                         --------------         -------------
                                        1999        1998       1999       1998
                                        ----        ----       ----       ----

   Aerospace                           $187.7      $194.9     $14.7      $16.4
   Propulsion                            60.7        65.4      (0.1)       5.3
   Metal Coating                         44.3        43.7       3.0        1.2
   Specialty Chemicals                   38.5        35.6       4.9        4.1
   Other Products                        76.1       100.3       4.9        5.4
   Corporate                               -           -       (7.1)      (7.6)
                                        -----       -----     -----      -----
        TOTAL                          $407.3      $439.9     $20.3      $24.8
                                       ======      ======     =====      =====

SALES
-----


     Sales of the Aerospace segment declined 4% in the first quarter of 1999. After excluding sales of $4.9 million from the U.K. unit sold in mid-1998, sales were down 1%. OEM sales declined primarily due to delivery schedule stretch outs and the effects of continuing industry consolidation. Management anticipates that the OEM sector will continue to report lower year-to-year sales comparisons for at least the next several quarters. Repair sales were on a par with the first quarter of 1998, as improvements in the commercial aviation market were largely offset by lower sales to the domestic defense market.

     Sales of the Propulsion segment declined 7% in the first quarter of 1999 as a small advance in the automotive airbag inflator product line was more than offset by declines in both the solid and liquid propellant rocket motor product lines.
Sales of airbag inflators increased, reflecting one extra month's sales in the 1999 quarter from a former joint venture that was consolidated at the end of January 1998. The increase was partially offset by the absence of component sales to the now consolidated operation, lower pricing, a shift to lower priced advanced products, and reduced energetics sales to an Italian equity affiliate, BAG SpA. The decline of both solid and liquid rocket motor sales was primarily related to revenue timing issues.

-----

     Sales of the Metal Coating segment increased 1% in the first quarter of 1999. Sales to the building products and container markets were on a par with prior year levels, while sales to other manufactured products markets increased. Sales to the building products market reflect the fact that the unit replaced virtually all the sales lost in mid-1998 when a major customer acquired coating capacity and brought the major portion of its work in house. On a pro forma basis, excluding 1998 sales to this major customer, building products sales increased 10% in the first quarter of 1999.

     Sales of the Specialty Chemicals segment advanced 8% in the first quarter of 1999, due primarily to the inclusion of an extra month's sales from the Italian specialty chemicals distribution unit acquired in late January 1998. Each of the other distribution units also recorded sales advances, while sales of TAED-based products were on a par with the 1998 level.

     Sales of the Other Products segment declined 24%, due primarily to the absence of $21.7 million of sales of the Sequa Chemicals unit, which was divested in the fourth quarter of 1998. On a pro forma basis, excluding the Sequa Chemicals sales from the 1998 quarter, segment sales declined only 3%. A sharp decline in sales at the Sequa Can Machinery unit was largely offset by advances at the MEGTEC and men's apparel units. Can machinery sales declined 39%, as the economic problems in the unit's key export markets, Asia and South America, continued to have an unfavorable effect. Management currently anticipates sustained market weakness and unfavorable sales comparisons at this unit for the remainder of 1999. Sales of the MEGTEC unit advanced 14%, driven by higher shipments of equipment to the graphic arts and emission control markets. Sales of the automotive products unit were on a par with the 1998 quarter, and sales of the men's apparel unit advanced due to strength in the After Six line of formalwear.

OPERATING INCOME
----------------

   Operating income in the Aerospace segment declined 11% in the first quarter of 1999. After excluding the contribution from the U.K. unit sold in mid-1998, operating income was only 8% lower. The decrease reflects a volume-related decline at units primarily serving the OEM market, higher administrative costs, and start up costs related to a new consolidated joint venture. These factors were partially offset by lower legal expenses related to the ongoing litigation with the Pratt & Whitney division of United Technologies Corporation (expense of $0.3 million in the first quarter of 1999 versus $1.1 million in the comparable quarter of
1998). Units primarily engaged in aftermarket repair work reported profits comparable to the first quarter of 1998.

----------------

     The Propulsion segment recorded a small loss in the first quarter of 1999, whereas, in the same quarter of 1998, this operation recorded a profit of $5.3 million. Each of the major product lines recorded lower results, with the largest decline at the airbag inflator operation, which incurred a loss in the 1999 quarter. The loss at the airbag inflator unit resulted from lower pricing, higher production costs and a shift to lower margined products. The unit is introducing programs to lower the cost of its airbag inflators. Solid propulsion results declined primarily due to lower profits on the current year's portion of a strategic missile program, as compared to the profits on the wind-down of an earlier phase of this program in last year's first quarter. The liquid propulsion product line operated at a breakeven level in 1999, due primarily to lower sales to commercial satellite customers and to the costs of integrating the Royal Ordnance liquid rocket motor business acquired in late-1998.

     Although still constrained by pricing pressures in steel-related markets, operating income in the Metal Coating segment increased in the first quarter of 1999 when compared with the first quarter of 1998. This improvement was derived primarily from ongoing cost reduction programs and quality improvement initiatives.

     Operating income in the Specialty Chemicals segment increased 19% in the first quarter of 1999. The segment benefitted from aggressive cost reduction efforts; a favorable pension comparison of the unit's overfunded pension plan; an extra month's profit from the Italian unit acquired in early 1998; and lower foreign exchange losses on forward contracts.

     Operating income in the Other Products segment declined $0.5 million in the first quarter of 1999. The comparable 1998 quarter included a $2.0 million severance provision at the MEGTEC unit's French operation, and $1.4 million of profit from the Sequa Chemicals unit, which was divested in the fourth quarter of 1998. On a pro forma basis, excluding these factors, operating income was $1.1 million lower than in the 1998 period, primarily due to a drop at the can machinery unit on significantly lower sales. Management expects results for this unit will remain soft until economic improvement in international markets takes hold. Reported results at the MEGTEC unit improved in the first quarter of 1999, due to the absence of the $2.0 million severance provision in the first quarter of 1998. After excluding the effect of the severance provision on MEGTEC results for the 1998 quarter, this unit operated at a breakeven level in both the 1999 and 1998 quarters. Operating income at the automotive products unit declined 14%, primarily due to an unfavorable sales mix shift and continued pricing pressures. Profits at the men's apparel unit increased primarily due to higher sales.

EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED JOINT VENTURES
--------------------------------------------------------

     During 1998, Sequa had investments in two unconsolidated joint venture partnerships which were formed to develop, produce and market hybrid inflators for automotive airbags: BAICO, a 50/50 joint venture with AlliedSignal; and BAG SpA, an Italian joint venture with Breed Technologies Inc. (Breed) and a subsidiary of Fiat Avio, with each participant owning a one-third interest in the venture. Breed is the largest customer of BAICO and BAG SpA. In late January 1998, Sequa increased its ownership in BAICO to 100% with the purchase of AlliedSignal's share of the joint venture.

     The carrying value of Sequa's one-third equity interest in BAG SpA at March 31, 1999 was $0.3 million. In April 1999, Sequa increased its ownership in BAG SpA to 50% with the purchase of half of Fiat Avio's interest for approximately $2.6 million, of which approximately $1.1 million is payable on July 1, 1999 and approximately $1.1 million is payable on October 1, 1999. In addition, Sequa has issued letters of credit to guarantee approximately one third of BAG SpA's outstanding bank debt. At March 31, 1999, BAG SpA's bank debt was $18.0 million. In conjunction with Sequa's increased interest in BAG SpA, Sequa will increase its guarantee to approximately 50% of the outstanding bank debt on May 17, 1999.

     Sequa's share of the losses of the unconsolidated airbag businesses was equity losses of $0.6 million during the first quarters of both 1999 and 1998. Sequa has other ownership interests in joint ventures, one of the largest of which is a 50/50 partnership with United Technologies Corporation in Advanced Coatings Technologies (ACT), a joint venture which owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts. Sequa's equity share of the earnings of ACT was income of $0.3 million during the first quarter of 1999 and $0.5 million during the first quarter of 1998.

OTHER, NET
----------

     During the first quarter of 1999, Other, net included $1.6 million of income related to the collection of a note receivable written off many years ago, a $0.7 million gain on the sale of an office building, discount expense of $0.5 million related to the sale of accounts receivable and charges of $0.3 million for the amortization of capitalized debt issuance costs. During the first quarter of 1998, Other, net included $0.7 million of income on the cash surrender value of corporate-owned life insurance and charges of $0.3 million for the amortization of capitalized debt issuance costs.

INCOME TAX PROVISION
--------------------

       At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the first quarters of 1999 and 1998 were based upon estimated annual pre-tax earnings excluding the gain on the sale of Sequa Chemicals recorded in the fourth quarter of 1998. The effective tax rates reflect nondeductible goodwill amortization, the effect of a provision for state income and franchise taxes and the establishment of a valuation allowance in 1998 to eliminate the tax benefit for losses of one of Sequa's French subsidiaries. The French subsidiary returned to profitability in 1999, and the resulting benefit from utilization of the net operating loss carryforward combined with the absence of a valuation allowance was the primary reason for the significant reduction in the 1999 effective tax rate. The estimated annual effective tax rates were then applied to interim pre-tax earnings.

RISK/CONCENTRATION OF BUSINESS
------------------------------

     Sequa is engaged in the automotive airbag inflator business through both the Atlantic Research Automotive Products unit
(ARAP) in the Propulsion segment and its equity investment in BAG SpA, an Italian joint venture. Breed is the major customer of ARAP, accounting for 26% of the Propulsion segment's 1998 annual sales and 35% of the Propulsion segment's sales in the first quarter of 1999. Breed is also the sole customer of, and one-third equity partner in, BAG SpA, (Breed's equity increased to 50% in April 1999). BAG SpA, which purchases inflator components from ARAP, accounted for 10% of the Propulsion segment's 1998 annual sales and 7% of the Propulsion segment's sales in the first quarter of 1999. (See the Equity in Income (Loss) of Unconsolidated Joint Ventures section of this MD&A for further information on BAG SpA.)

     In Breed's Form 10-Q for the quarter ended December 31, 1998, filed with the Securities and Exchange Commission, it disclosed it has certain financial issues, including negotiation of an amendment to a loan agreement to address an existing financial covenant violation and an existing event of default (both covered by waiver through March 30, 1999) and to prevent other financial covenant violations anticipated to occur by June 30, 1999. On March 31, 1999, Breed announced that it had obtained a waiver of certain financial covenants related to its credit facility through June 29, 1999, and that the company anticipates that it will have the necessary liquidity to operate the business through the waiver period. For more detailed information on Breed's financial issues, the reader is encouraged to review Breed's recent filings with the Securities and Exchange Commission. If Breed is unable to meet its financial obligations, it could have a serious impact on future sales and operating results of ARAP and BAG SpA.

------------------------------

     At March 31, 1999, ARAP had trade accounts receivable of $9.8 million due from Breed and $11.2 million due from BAG SpA. BAG SpA had trade accounts receivable of $16.2 million due from Breed and an additional $0.9 million of net non-trade receivables due from Breed. As of early May 1999, Breed was substantially current in its payment of receivables to both ARAP and BAG SpA. At March 31, 1999, neither ARAP nor BAG SpA had any significant reserves related to the Breed accounts receivable. Management continues to monitor this situation closely.

YEAR 2000 COMPUTER ISSUE
------------------------

     Certain of Sequa's computer systems process transactions based on storing two digits for the year of a transaction rather than the full four digits. Such systems may not be programmed to consider the start of a new century and will encounter significant processing difficulties in the year 2000, unless they are fixed or replaced.

     Many of Sequa's operating units utilize purchased software, and related software maintenance agreements provide for upgrades which have addressed, or will address, the Y2K issue. Sequa's estimate to become Y2K compliant includes the entire cost of new software, including software purchased primarily for reasons other than to address the Y2K issue. The costs of data processing personnel on staff are not included in the estimate, but outside consultants are included. Management currently estimates that the total cost of hardware, software, training, testing and other costs related to Y2K issues will be approximately $26.5 million. To date, $13.7 million of these costs has been incurred, with $9.0 million capitalized and the balance of approximately $4.7 million expensed. Sequa anticipates that approximately two thirds of the $12.8 million of estimated future costs will be capitalized. Future costs will be funded from Sequa's sources of funds, as discussed in the Liquidity and Capital Resources section of this MD&A.

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

------------------------

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

     Following is the assessment of each operating unit and the corporate departments reviewed for each of the four critical major areas at March 31, 1999. While the Y2K remediation efforts are ongoing, the assessments provide a snapshot at a given point in time; they will be updated in each of Sequa's future filings.
Note: In all tables in this Y2K section, the X in the status column means that this was the life cycle stage primarily being worked on at the time of the review. In the case of Gas Turbine, the figures in the status columns represent the number of units that are doing work in each of the life cycle stages. Blank spaces to the left of each X signify that these life cycle stages were complete at the time of the review. Blank spaces to the right of the X signify that while work may have started on these stages, the unit was still most heavily involved in the column marked with the X at the time of the review.

YEAR 2000 COMPUTER ISSUE  (cont'd)
------------------------

                                                       Status
                                               ------------------------
     Application systems                         I&A     R        T&I     PS
     -------------------                         ---     -        ---     --
      Gas Turbine                                 1      18        2      2
      Atlantic Research                                   X
      Precoat Metals                                               X
      Warwick                                                             X
      MEGTEC Systems                                               X
      Can Machinery                                                X
      Casco Products                                               X
      Men's Apparel                                                X
      Corporate                                           X


      Many of Sequa's operating units and corporate departments utilize purchased software. Significant progress in the application systems area is expected to continue over the next quarter, as software upgrades that address the Y2K issue are received from vendors under ongoing maintenance agreements.



                                                 Status
                                         ------------------------
     Technical infrastructure                    I&A     R        T&I     PS
     ------------------------                    ---     -        ---     --
      Gas Turbine                                 2      14        5      2
      Atlantic Research                                   X
      Precoat Metals                                      X
      Warwick                                             X
      MEGTEC Systems                                      X
      Can Machinery                                                X
      Casco Products                                      X
      Men's Apparel                                                       X
      Corporate                                           X

      Sequa has a variety of technical infrastructures at its units and is working with the vendors of these systems to repair or replace system hardware and software to ensure Y2K compliance. Based upon the results of a review performed by an international consulting firm in 1998, Sequa does not believe this to be an area of high risk.




                                                          Status
                                                 ------------------------
     Facilities & equipment                      I&A     R        T&I     PS
     ----------------------                      ---     -        ---     --
      Gas Turbine                                 2      14        4      3
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

YEAR 2000 COMPUTER ISSUE  (cont'd)
------------------------

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

     Sequa expects that its Y2K compliance program will be largely completed before December 31, 1999. Individual units and corporate departments have started to complete portions of their work.

EURO CONVERSION
---------------

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

---------------

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

ENVIRONMENTAL MATTERS
---------------------

       Sequa's environmental department, under senior management direction, manages all activities related to Sequa's involvement in environmental clean-up. This department establishes the projected range of expenditures for individual sites with respect to which Sequa may be considered a potentially responsible party under applicable federal or state law. These projected expenditures, which are reviewed periodically, include: remedial investigation and feasibility studies; outside legal, consulting and remediation project management fees; the projected cost of remediation activities; site closure and post-remediation monitoring costs. The assessments take into account currently available facts, existing technology, presently enacted laws, past expenditures, and other potentially responsible parties and their probable level of involvement. Outside technical, scientific and legal consulting services are used to support management's assessments of costs at significant individual sites.

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $16 million to $32 million. At March 31, 1999, Sequa's balance sheet includes accruals for remediation costs of $24.4 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, it is currently estimated that Sequa will spend in the range of $6 million to $10 million during 1999 and between $4 million and $8 million during 2000. Actual expenditures for the first three months of 1999 were approximately $1.1 million.

BACKLOG
-------

     The businesses of Sequa for which backlogs are significant are the Turbine Airfoils, Caval Tool, Turbocombuster Technology and Casting units of the Aerospace segment; the Propulsion segment; and the can machinery, MEGTEC and men's apparel units of the Other Products segment. The aggregate dollar amount of backlog in these units at March 31, 1999 was $285.4 million ($305.4 million at December 31, 1998). The decline from year-end is primarily attributable to an 18% backlog reduction at the Gas Turbine OEM units. Sales of the men's apparel unit are seasonal, with stronger sales in the first six months of the year; accordingly, this unit's backlog is normally higher at December 31 than at any other time of the year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash used for operating activities was $17.5 million in the first quarter of 1999, compared with $3.0 million used for operating activities in the first quarter of 1998. The primary reasons for the increase in cash used for operating activities were a decrease in pre-tax income and an increase in foreign and state income taxes paid during the 1999 period. Net cash used for investing activities increased to $31.6 million in the first quarter of 1999 from $13.9 million in the first quarter of 1998. The major factors in the 1999 increase were the absence of proceeds from the sale of short-term investments, lower proceeds from the sale of property, plant and equipment and higher capital expenditures during the 1999 quarter. These increases in cash used for investing activities were partially offset by a $17.1 million decrease in cash used to purchase businesses during the 1999 quarter. Cash provided by financing activities in the first quarter of 1999 was $39.0 million compared to cash used for financing activities of $22.0 million in the first quarter of 1998. The $61.0 million increase was attributable to $45.0 million of proceeds from the sale of accounts receivable and reduced debt payments during the first quarter of 1999.

     Capital expenditures amounted to $20.7 million during the first quarter of 1999 and $17.9 million during the first quarter of 1998, with spending in the 1999 period concentrated in the Aerospace, Propulsion and Metal Coating segments. These funds were primarily used to upgrade existing facilities and equipment and to expand capacity. Sequa currently anticipates that capital spending in 1999 will be approximately $125 million and will be concentrated in the same segments.

     In October 1998, Sequa filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $500 million aggregate principal amount of senior unsecured debt securities. Sequa anticipates that securities will be sold under the shelf registration during the second or third quarter

-------------------------------

of 1999, and the net proceeds will be used to repay the remaining
$138.5 million principal amount of Sequa's senior unsecured notes due in October 1999, to refinance other existing debt and for general corporate purposes.

     Sequa has an issue with the IRS involving the 1989 restructuring of two subsidiaries. While management believes its tax position in this matter is appropriate, it has taken the conservative position of providing reserves to cover an adverse outcome. At March 31, 1999, the net amount involved was approximately $59 million, composed of the potential liability associated with the restructuring and related tax issues; interest expense, net of tax benefit, from the date of the resulting tax refund; and deferred tax assets for portions of tax loss and credit carryforwards which could be utilized in a settlement. Management has had preliminary settlement discussions with the IRS, and on October 1, 1998, Sequa made a deposit of $24 million with the IRS against the expected liability for additional tax and interest that may be assessed against Sequa related to certain of these tax matters. The deposit stops the running of interest with respect to the amounts deposited. Discussions have continued, and management believes there is a possibility for final resolution of this matter by the end of 1999, and that, in the event of an unfavorable resolution, Sequa will have sufficient resources available to make any additional negotiated or adjudicated payment.

     Management currently anticipates that cash flow from operations, proceeds from the divestiture of assets, the $127.0 million of credit available at May 10, 1999 under the revolving credit agreement, the $8.9 million of available financing under the Receivables Purchase Agreement at May 10, 1999, proceeds from debt securities which may be sold under Sequa's shelf registration and the $71.4 million of cash and cash equivalents on hand at March 31, 1999 will be sufficient to fund Sequa's operations, niche acquisitions, and airline spare parts inventory purchases for the next two years, and to repay the remaining $138.5 million principal balance of Sequa's 9 5/8% senior unsecured notes due in October 1999.

OTHER INFORMATION
-----------------

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

-----------------

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

                       SEQUA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Amounts in thousands)


                                     ASSETS

                                                  (Unaudited)
                                                    March 31,       December 31,
                                                      1999              1998
                                                   ----------       ----------
Current assets
  Cash and cash equivalents                       $   71,426       $   84,889
  Short-term investments                               8,606           11,475
  Trade receivables (less allowances of
    $15,861 and $15,635)                             257,466          292,152
  Unbilled receivables (less allowances
    of $981 and $879)                                 33,320           38,795
  Inventories                                        267,842          262,765
  Other current assets                                27,154           25,792
                                                  ----------       ----------
    Total current assets                             665,814          715,868
                                                  ----------       ----------

INVESTMENTS
  Net assets of discontinued operations              103,752          105,152
  Other investments                                   28,898           28,130
                                                  ----------       ----------
                                                     132,650          133,282
                                                  ----------       ----------

PROPERTY, PLANT AND EQUIPMENT, NET                   448,598          451,443
                                                  ----------       ----------

OTHER ASSETS
  Excess of cost over net assets of
    companies acquired                               317,198          307,051
  Deferred charges and other                          15,840           16,503
                                                  ----------       ----------
                                                     333,038          323,554
                                                  ----------       ----------

TOTAL ASSETS                                      $1,580,100       $1,624,147
                                                  ==========       ==========


The accompanying notes are an integral part of the financial statements.

                       SEQUA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    (Amounts in thousands, except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 (Unaudited)
                                                   March 31,    December 31,
                                                     1999          1998
                                                  ----------    ----------
CURRENT LIABILITIES
  Current maturities of long-term
     debt                                        $    2,668    $     8,659
  Accounts payable                                  113,643        137,981
  Taxes on income                                     8,907         16,499
  Accrued expenses                                  178,486        174,800
                                                 ----------     ----------
     Total current liabilities                      303,704        337,939
                                                 ----------     ----------

NONCURRENT LIABILITIES
  Long-term debt                                    500,618        500,685
  Deferred taxes on income                           40,680         40,422
  Other noncurrent liabilities                       79,061         79,649
                                                 ----------     ----------
                                                    620,359        620,756
                                                 ----------     ----------

SHAREHOLDERS' EQUITY
  Preferred stock--$1 par value,
     1,825,000 shares authorized,
     797,000 shares of $5 cumulative
     convertible stock issued at
     March 31, 1999 and
     December 31, 1998 (involuntary
     liquidation value--$17,181 at
     March 31, 1999)                                    797            797
  Class A common stock--no par value,
     25,000,000 shares authorized,
     7,275,000 shares issued at
     March 31, 1999 and 7,273,000 shares
     issued at December 31, 1998                      7,275          7,273
  Class B common stock--no par value,
     5,000,000 shares authorized,
     3,727,000 shares issued at
     March 31, 1999 and
     December 31, 1998                                3,727          3,727
  Capital in excess of par value                    288,423        288,379
  Accumulated other comprehensive
     loss                                           (14,360)        (1,016)
  Retained earnings                                 450,139        444,669
                                                 ----------     ----------
                                                    736,001        743,829
  Less:  Cost of treasury stock                      79,964         78,377
                                                 ----------     ----------
     Total shareholders' equity                     656,037        665,452
                                                 ----------     ----------

  TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                      $1,580,100     $1,624,147
                                                 ==========     ==========

The accompanying notes are an integral part of the financial statements.

                                SEQUA CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (Amounts in thousands)
                                            (Unaudited)
                                                           For the Three Months
                                                              Ended March 31,
                                                            -------------------
                                                              1999       1998
                                                              ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before income taxes                                $ 10,786   $ 13,118

  Adjustments to reconcile income to net
    cash used for operating activities:
        Depreciation and amortization                         21,499     21,725
        Provision for losses on receivables                    1,337      2,564
        Equity in losses of unconsolidated joint ventures        622        323
        Gain on sale of assets                                (1,064)       (75)
        Other items not providing cash                          (533)      (903)

  Changes in operating assets and liabilities,
    net of businesses purchased:
        Receivables                                           (8,111)   (21,149)
        Inventories                                           (7,638)      (265)
        Other current asset                                   (1,600)    (3,741)
        Accounts payable and accrued expenses                (20,901)   (12,499)
        Other noncurrent liabilities                          (1,307)    (1,522)
                                                            --------   --------

  Net cash used for continuing operations
    before income taxes                                       (6,910)    (2,424)
  Net cash provided by discontinued
    operations before income taxes                               319      1,088
  Income taxes paid, net                                     (10,913)    (1,636)
                                                            --------   --------
    Net cash used for operating activities                   (17,504)    (2,972)
                                                            --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Businesses purchased, net of cash acquired                 (12,962)   (30,103)
  Short-term investments                                        -        25,000
  Purchase of property, plant and equipment                  (20,679)   (17,948)
  Sale of property, plant and equipment                        2,882      9,554
  Other investing activities                                    (882)      (437)
                                                            --------   --------
    Net cash used for investing activities                   (31,641)   (13,934)
                                                            --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of accounts receivable                   45,000       -
  Proceeds from issuance of debt                                -         4,500
  Payments of debt                                            (5,851)   (26,300)
  Contribution from minority interest                          1,960       -
  Dividends paid                                                (516)      (625)
  Proceeds from exercise of stock options                        102        437
  Purchase of treasury stock                                  (1,670)      -
                                                            --------   --------
    Net cash provided by (used for) financing activities      39,025    (21,988)
                                                            --------   --------

Effect of exchange rate changes on cash
  and cash equivalents                                        (3,343)       807
                                                            --------   --------

Net decrease in cash and cash equivalents                    (13,463)   (38,087)

Cash and cash equivalents at beginning of period              84,889     93,743
                                                            --------   --------

Cash and cash equivalents at end of period                  $ 71,426   $ 55,656
                                                            ========   ========

The accompanying notes are an integral part of the financial statements.

                       SEQUA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

      The consolidated financial statements of Sequa Corporation ("Sequa") include the accounts of all majority-owned subsidiaries, including those of Sequa Receivables Corp. (SRC), a special purpose corporation formed for the sale of eligible receivables. Under the terms of the Receivables Purchase Agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any distribution to Sequa. Investments in 20% to 50% owned joint ventures are accounted for on the equity method. All material accounts and transactions between the consolidated subsidiaries have been eliminated in consolidation.

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

      The consolidated financial statements included herein have been prepared by Sequa, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present Sequa's results for the interim periods presented.
Except for $1.6 million of income recorded in the first quarter of 1999 related to the collection of a note receivable written off many years ago and the $2.0 million redundancy provision recorded by the French operation of MEGTEC during the first quarter of 1998, such adjustments consisted of normal recurring items. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Sequa believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Sequa's latest Annual Report on Form 10-K. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - COMPREHENSIVE INCOME

      Comprehensive income includes net income and other comprehensive income items which are recorded within a separate component of equity in the balance sheet and are excluded from net income. Sequa's other comprehensive income items include foreign currency translation adjustments and unrealized gains and losses on certain securities. Since undistributed earnings of Sequa's foreign subsidiaries are intended to be permanently reinvested, taxes have not been provided for foreign currency translation adjustments.

Comprehensive income for the three months ended March 31, 1999 and 1998 is as follows:

                                                   (Thousands of Dollars)
                                                        (Unaudited)
                                                    For the Three Months
                                                       Ended March 31,
                                                    ---------------------
                                                      1999          1998
                                                      ----          ----

Net income                                          $ 5,986        $4,818
Other comprehensive income
  (loss):
  Foreign currency
     translation adjustments                        (11,478)          817
  Unrealized loss on
     marketable securities,
     net of tax                                      (1,866)         -
                                                    -------        ------

Comprehensive income (loss)                         $(7,358)       $5,635
                                                    =======        ======

NOTE 3 - EARNINGS PER SHARE

      Basic earnings per share (EPS) for each of the three month periods have been computed by dividing the net earnings, after deducting dividends on cumulative convertible preferred stock, by the weighted average number of common shares outstanding during the period.

      Diluted EPS in the 1998 period reflects the potential dilution that would have occurred if the outstanding options to purchase shares of Class A common stock were exercised. In 1999, options to purchase shares of common stock were not included in he computation of diluted EPS because the options' weighted average exercise price was greater than the average market price of the common shares. The conversion of preferred stock into
1.322 shares of Class A common stock was not included in the computation of diluted earnings per common share in either period since it has an anti-dilutive effect when the preferred stock dividends are added back to the income available to common stock.


                                                      (Thousands of dollars)
                                                           (Unaudited)
                                                       For the Three Months
                                                          Ended March 31,
                                                       ---------------------
                                                       1999             1998
                                                       ----             ----

Net income                                           $ 5,986          $ 4,818

Less: Preferred stock dividends                         (516)            (625)
                                                     -------          -------

Net income available to common
 stock - basic                                       $ 5,470          $ 4,193
                                                     =======          =======


Weighted average number of common
 shares outstanding - basic                           10,374           10,067

Exercise of stock options                               -                  68
                                                     -------          -------

Weighted average number of common
 shares outstanding - diluted                         10,374           10,135
                                                     =======          =======


Basic earnings per common share                      $0.53             $0.42

Diluted earnings per common share                    $0.53             $0.41

NOTE 4 - INVENTORIES

      The inventory amounts at March 31, 1999 and December 31,
1998 were as follows:

                                          (Thousands of Dollars)
                                   (Unaudited)
                                  March 31, 1999       December 31, 1998
                                ------------------     -----------------

Finished goods                      $   75,548              $ 78,000
Work in process                         82,546                78,728
Raw materials                          109,941               105,430
Long-term contract costs                11,693                 9,249
Customer deposits                      (11,886)               (8,642)
                                      --------              --------
                                      $267,842              $262,765
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

         -----------------

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

      On August 29, 1995, Chromalloy filed suit against UTC in the 131st District Court of Bexar County, Texas. This suit sought unspecified damages and injunctive relief for violations by UTC of the Texas Free Enterprise and Antitrust Act. UTC filed counterclaims against Chromalloy for alleged breach of contract and unfair competition. For a detailed report on earlier developments in this matter, please see Sequa's previous filings listed in the first paragraph of this Note. The only remaining issue in this case is Chromalloy's appeal of the trial court's denial of injunctive relief. On October 14, 1998, the Fourth
Court of Appeals issued its decision refusing to overturn the trial court's denial of Chromalloy's request for injunctive relief. Although the Court of Appeals acknowledged the October 1996 jury finding that Pratt & Whitney "willfully" or
"flagrantly" attempted to monopolize the market, causing harm to Chromalloy, the Court held that, under the record presented on appeal, "the trial court was not required, as a matter of law, to conclude that ongoing, illegal conduct threatened Chromalloy with injury." Chromalloy disagrees with the decision and has filed a motion for reconsideration, both to the three-judge panel that decided the case and also to the entire Court of Appeals for en
                                                             --
banc consideration. Those motions are still pending.
----

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

         -----------------

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (A)  Exhibits

              COMPENSATORY PLANS OR ARRANGEMENTS

              10.18   Amendment dated as of March 1, 1999 to
                      Employment Agreement dated April 1, 1993 by and between John J. Quicke and Sequa - filed herewith.

              10.19 Amendment dated as of March 1, 1999 to Employment Agreement dated as of October 1, 1991 by and between Martin Weinstein and Chromalloy Gas Turbine Corporation - filed herewith.

              27.1    Financial Data Schedule, filed herewith.

         (B)  Reports on Form 8-K

              No report on Form 8-K was filed during the three month period ended March 31, 1999.

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












May 14, 1999