Form 10-Q
period 1999-06-30
SEQUA CORP /DE/
filed 1999-08-04
CIK 95301

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended        June 30, 1999
                               --------------------------------
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              --------------------    ----------


Commission File Number   1-804
                      ------------------------------------------

                          SEQUA CORPORATION
-----------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

         Delaware                               13-1885030
---------------------------------        ----------------------------

(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)            Identification No.)

200 Park Avenue, New York, New York                       10166
----------------------------------------      ------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (212)986-5500
                                                   --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



               Class             Outstanding at July 30, 1999
               -----             ----------------------------

Class A Common Stock, no par value                 7,033,514
Class B Common Stock, no par value                 3,329,780


<PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           SEQUA CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF INCOME
                        (Amounts in thousands, except per share)
                                       (Unaudited)

                                  For the Six Months       For the Three Months
                                    Ended June 30,            Ended June 30,
                                  ------------------      --------------------
                                   1999        1998          1999        1998
                                   ----        ----          ----        ----

SALES                            $840,446    $897,519      $433,180   $457,666
                                 --------    --------      --------   --------

COSTS AND EXPENSES
   Cost of sales                  673,368     716,226       345,689    363,387
   Selling, general and
     administrative               120,163     127,016        60,867     64,769
                                 --------    --------      --------   --------
                                  793,531     843,242       406,556    428,156
                                 --------    --------      --------   --------

OPERATING INCOME                   46,915      54,277        26,624     29,510

OTHER INCOME (EXPENSE)
   Interest expense               (23,983)    (25,886)      (12,068)   (13,198)
   Interest income                  2,699       2,530         1,323      1,312
   Equity in income (loss) of
    unconsolidated joint ventures  (1,102)       (793)         (480)      (470)
   Other, net                       5,760       4,004         4,104      3,860
                                 --------    --------      --------   --------

INCOME BEFORE INCOME TAXES         30,289      34,132        19,503     21,014

Income tax provision              (13,400)    (17,400)       (8,600)    (9,100)
                                 --------    --------      --------   --------


NET INCOME                         16,889      16,732        10,903     11,914

Preferred dividends                (1,032)     (1,141)         (516)      (516)
                                 --------    --------      --------   --------

NET INCOME AVAILABLE
   TO COMMON STOCK               $ 15,857    $ 15,591      $ 10,387   $ 11,398
                                 ========    ========      ========   ========

EARNINGS PER SHARE
 Basic                           $   1.53    $   1.53      $   1.00   $   1.11
 Diluted                         $   1.53    $   1.52      $   1.00   $   1.10

DIVIDENDS DECLARED PER SHARE
 Preferred                       $   2.50    $   2.50      $   1.25   $   1.25

The accompanying notes are an integral part of the financial statements.

                           SEQUA CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET
                                 (Amounts in thousands)


                                         ASSETS


                                                    (Unaudited)
                                                      June 30,      December 31,
                                                        1999             1998
                                                     ----------      -----------

CURRENT ASSETS
  Cash and cash equivalents                          $   43,237      $   84,889
  Short-term investments                                   -             11,475
  Trade receivables (less allowances of
    $16,960 and $15,635)                                246,830         292,152
  Unbilled receivables (less allowances
    of $1,093 and $879)                                  36,321          38,795
  Inventories                                           283,497         262,765
  Other current assets                                   27,666          25,792
                                                     ----------      ----------
    Total current assets                                637,551         715,868
                                                     ----------      ----------

INVESTMENTS
  Net assets of discontinued operations                 103,368         105,152
  Other investments                                      45,976          28,130
                                                     ----------      ----------
                                                        149,344         133,282
                                                     ----------      ----------

PROPERTY, PLANT AND EQUIPMENT, NET                      458,393         451,443
                                                     ----------      ----------

OTHER ASSETS
  Excess of cost over net assets of
    companies acquired                                  318,595         307,051
  Deferred charges and other                             23,985          16,503
                                                     ----------      ----------
                                                        342,580         323,554
                                                     ----------      ----------

TOTAL ASSETS                                         $1,587,868      $1,624,147
                                                     ==========      ==========


The accompanying notes are an integral part of the financial statements.

                           SEQUA CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET
                        (Amounts in thousands, except share data)

                          LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   (Unaudited)
                                                     June 30,     December 31,
                                                       1999           1998
                                                    ----------    -----------
CURRENT LIABILITIES
  Current maturities of long-term
    debt                                           $    1,879    $     8,659
  Accounts payable                                    121,029        137,981
  Taxes on income                                       5,702         16,499
  Accrued expenses                                    169,781        174,800
                                                   ----------     ----------
    Total current liabilities                         298,391        337,939
                                                   ----------     ----------

NONCURRENT LIABILITIES
  Long-term debt                                      500,032        500,685
  Deferred taxes on income                             46,445         40,422
  Other noncurrent liabilities                         80,448         79,649
                                                   ----------     ----------
                                                      626,925        620,756
                                                   ----------     ----------

SHAREHOLDERS' EQUITY
  Preferred stock--$1 par value,
    1,825,000 shares authorized,
    797,000 shares of $5 cumulative
    convertible stock issued at
    June 30, 1999 and
    December 31, 1998 (involuntary
    liquidation value--$17,181 at
    June 30, 1999)                                        797            797
  Class A common stock--no par value,
    50,000,000 shares authorized,
    7,275,000 shares issued at
    June 30, 1999 and 7,273,000 shares
    issued at December 31, 1998                         7,275          7,273
  Class B common stock--no par value,
    10,000,000 shares authorized,
    3,727,000 shares issued at
    June 30, 1999 and
    December 31, 1998                                   3,727          3,727
  Capital in excess of par value                      288,290        288,379
  Accumulated other comprehensive
    loss                                              (18,302)        (1,016)
  Retained earnings                                   460,526        444,669
                                                   ----------     ----------
                                                      742,313        743,829
  Less:  Cost of treasury stock                        79,761         78,377
                                                   ----------     ----------
    Total shareholders' equity                        662,552        665,452
                                                   ----------     ----------

  TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                         $1,587,868     $1,624,147
                                                   ==========     ==========

The accompanying notes are an integral part of the financial statements.


                             SEQUA CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Amounts in thousands)
                                         (Unaudited)
                                                            For the Six Months
                                                               Ended June 30,
                                                              ---------------
                                                             1999        1998
                                                             ----        ----


CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before income taxes                               $ 30,289    $ 34,132

  Adjustments to reconcile income to net
    cash provided by (used for) operating activities:
    Depreciation and amortization                            43,456      44,452
    Provision for losses on receivables                       3,230       4,195
    Equity in losses of unconsolidated joint ventures         1,102         793
    Gain on sale of assets                                   (3,728)     (6,410)
    Other items not providing cash                           (1,319)     (1,307)

  Changes in operating assets and liabilities,
    net of businesses purchased and sold:
    Receivables                                             (20,023)     (9,464)
    Inventories                                             (23,199)    (11,633)
    Other current assets                                       (438)     (1,705)
    Accounts payable and accrued expenses                   (26,165)    (18,841)
    Other noncurrent liabilities                             (2,874)     (6,288)
                                                           --------    --------

  Net cash provided by continuing operations before
     income taxes                                               331      27,924
  Net cash provided by (used for) discontinued
    operations before income taxes                              (56)        632
  Income taxes paid, net                                    (18,610)     (4,690)
                                                           --------    --------
    Net cash provided by (used for) operating activities    (18,335)     23,866
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Businesses purchased, net of cash acquired                (22,584)    (32,812)
  Business sold                                                -         13,901
  Short-term investments                                     15,041      11,234
  Purchase of property, plant and equipment                 (45,945)    (46,156)
  Sale of property, plant and equipment                       6,606      10,989
  Other investing activities                                (26,171)        373
                                                           --------    --------
    Net cash used for investing activities                  (73,053)    (42,471)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of accounts receivable                  63,500        -
  Proceeds from issuance of debt                               -         20,000
  Payments of debt                                           (7,154)    (51,173)
  Contribution from minority interest                         1,960        -
  Dividends paid                                             (1,032)     (1,141)
  Proceeds from exercise of stock options                       127         583
  Purchase of treasury stock                                 (1,670)       -
                                                           --------    --------
    Net cash provided by (used for) financing activities     55,731     (31,731)
                                                           --------    --------

Effect of exchange rate changes on cash and cash
  equivalents                                                (5,995)        712
                                                           --------    --------

Net decrease in cash and cash equivalents                   (41,652)    (49,624)

Cash and cash equivalents at beginning of period             84,889      93,743
                                                           --------    --------

Cash and cash equivalents at end of period                 $ 43,237    $ 44,119
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

      The consolidated financial statements included herein have been prepared by Sequa, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present Sequa's results for the interim periods presented.
Except for $1.6 million of income recorded in the first quarter of 1999 related to the collection of a note receivable written off more than ten years ago, $2.2 million of income recorded during the second quarter of 1999 related to the adjustment of the gain on the sale of Sequa Chemicals upon final settlement with the purchaser, and the $2.0 million redundancy provision recorded by the French operation of MEGTEC during the first quarter of 1998, such adjustments consisted of normal recurring items. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Sequa believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Sequa's latest Annual Report on Form 10-K. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

Comprehensive income (loss) for the six-month and three-month periods ended June 30, 1999 and 1998 is as follows:

                                             (Thousands of Dollars)
                                                   (Unaudited)
                                   For the Six Months     For the Three Months
                                      Ended June 30,         Ended June 30,
                                   -----------------      ------------------
                                      1999       1998      1999       1998
                                      ----       ----      ----       ----

Net income                          $16,889    $16,732    $10,903    $11,914
Other comprehensive income
  (loss):
  Foreign currency
     translation adjustments        (18,775)     1,340     (7,297)       523
  Unrealized gain on
     marketable securities,
     net of reclassification
     adjustment                       2,291      1,928      5,160      1,928
  Tax on unrealized gain on
     marketable securities             (802)      (675)    (1,805)      (675)
                                    -------    -------    -------    -------

Comprehensive income (loss)         $  (397)   $19,325    $ 6,961    $13,690
                                    =======    =======    =======    =======

      Unrealized gains arising on marketable securities during the six- and three-month periods of 1999 are net of a reclassification adjustment for $1,275,000 of pre-tax gains
($829,000 after-tax) included in net income.

NOTE 3 - EARNINGS PER SHARE

      Basic earnings per share (EPS) for each of the periods have been computed by dividing the net earnings, after deducting dividends on cumulative convertible preferred stock, by the weighted average number of common shares outstanding during the period.

      Diluted EPS in the 1998 periods reflect the potential dilution that would have occurred if the outstanding options to purchase shares of Class A common stock were exercised. In the 1999 periods, options to purchase shares of common stock were not included in the computation of diluted EPS because the options' weighted average exercise price was greater than the average market price of the common shares. The conversion of preferred stock into 1.322 shares of Class A common stock was not included in the computation of diluted earnings per common share in any of the periods since it has an anti-dilutive effect when the preferred stock dividends are added back to the income available to common stock.

      The computation of basic and diluted EPS is as follows:

                                           (Thousands of dollars)
                                                (Unaudited)
                                       For the                For the
                                      Six Months           Three Months
                                    Ended June 30,        Ended June 30,
                                   ---------------       ---------------
                                    1999      1998        1999      1998
                                    ----      ----        ----      ----

Net income                        $16,889   $16,732     $10,903   $11,914

Less: Preferred stock
  dividends                        (1,032)   (1,141)       (516)     (516)
                                  -------   -------     -------   -------

Net income available to
  common stock - basic            $15,857   $15,591     $10,387   $11,398
                                  =======   =======     =======   =======

Weighted average number of
  common shares outstanding
  - basic                          10,366    10,188      10,358    10,309

Exercise of stock options            -           63        -           64
                                  -------   -------     -------   -------

Weighted average number of
  common shares outstanding
  - diluted                        10,366    10,251      10,358    10,373
                                  =======   =======     =======   =======

Basic earnings per common
  share                             $1.53     $1.53       $1.00     $1.11
                                    =====     =====       =====     =====

Diluted earnings per common
  share                             $1.53     $1.52       $1.00     $1.10
                                    =====     =====       =====     =====

NOTE 4 - INVENTORIES

      The inventory amounts at June 30, 1999 and December 31, 1998 were as follows:

                                        (Thousands of Dollars)
                                  (Unaudited)
                                 June 30, 1999      December 31, 1998
                               -----------------    -----------------

Finished goods                      $ 63,506             $ 78,000
Work in process                       97,567               78,728
Raw materials                        119,252              105,430
Long-term contract costs               9,989                9,249
Customer deposits                     (6,817)              (8,642)
                                    --------             --------
                                    $283,497             $262,765
                                    ========             ========

NOTE 5.   SUMMARY BUSINESS SEGMENT DATA

      Sequa's sales and operating income by business segment are as follows:

                                    (Thousands of Dollars)
                                          (Unaudited)
                                  Sales                Operating Income
                               Year to Date              Year to Date
                             ----------------           ---------------
                             1999        1998           1999       1998
                             ----        ----           ----       ----

   Aerospace               $371,289    $389,498       $31,037    $32,092
   Propulsion               135,822     136,345         2,851      9,164
   Metal Coating             94,886      93,792         8,628      5,965
   Specialty Chemicals       77,994      74,117         9,961      8,825
   Other Products           160,455     203,767         8,818     13,196
   Corporate                   -           -          (14,380)   (14,965)
                           --------    --------       -------    -------
        TOTAL              $840,446    $897,519       $46,915    $54,277
                           ========    ========       =======    =======


                                  Sales                 Operating Income
                              Second Quarter             Second Quarter
                              --------------            ----------------
                             1999        1998           1999       1998
                             ----        ----           ----       ----

   Aerospace               $183,582    $194,546       $16,379    $15,653
   Propulsion                75,174      70,972         2,896      3,882
   Metal Coating             50,605      50,094         5,643      4,812
   Specialty Chemicals       39,502      38,563         5,121      4,750
   Other Products            84,317     103,491         3,895      7,765
   Corporate                   -           -           (7,310)    (7,352)
                           --------    --------       -------    -------
        TOTAL              $433,180    $457,666       $26,624    $29,510
                           ========    ========       =======    =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

SALES
-----

     Aerospace sales declined 5% in the six months and 6% in the second quarter of 1999. After excluding 1998 sales of the U.K. unit divested in mid-1998 ($8.7 million in the six months and $3.8 million in the three months of 1998) pro forma sales were approximately 3% lower for both 1999 periods. Original equipment manufacturer ("OEM") sales were down significantly in both periods as a result of order cancellations and delivery stretch outs by the major engine manufacturers. Repair sales advanced in both periods, with strength in the commercial aviation aftermarket. Year-to-date results for this portion of the business were tempered by lower repair sales to the U.S. military in the first quarter of 1999. Reduced demand from the engine

-----

manufacturers is expected to continue for at least the next few quarters.

     Sales of the Propulsion segment for the six months were on a par with the same period of 1998, while sales for the second quarter were 6% ahead of 1998. For the six months, improvements in the sales of solid rocket motors and airbag inflators were offset by declines in sales of airbag inflator components to BAG SpA, our 50% owned affiliate, and lower sales of liquid rocket motors. In the second quarter sales were higher as strong advances in solid and liquid rocket motors more than offset a decline in sales of airbag inflator components to BAG SpA.
Airbag inflator sales were on a par with 1998.

     Sales of the Metal Coating segment increased 1% in each of the 1999 periods. For the six months, sales in each of the three product lines were ahead, while in the second quarter, an increase in sales to the building products market more than offset small declines in the container and other products markets. Gains in the building products market reflect the fact that the unit replaced all the sales lost in mid-1998 when a major customer acquired coating capacity and brought the major portion of its work in-house. On a pro forma basis, to exclude 1998 sales to this customer, building product sales increased by approximately 10% and 12% in the six- and three-month periods of 1999.

     Sales of the Specialty Chemicals segment advanced 5% in the six months and 2% in the second quarter. Both periods benefitted from strong second quarter demand for TAED. The six months of 1999 also reflect the inclusion of an extra month of sales from the Italian specialty chemicals distribution unit acquired in late January, 1998. These improvements were tempered by unfavorable foreign exchange movements. Reported results were also affected by a decline in the British pound sterling exchange rate with the U.S. dollar.

     Sales of the Other Products segment declined 21% in the first six months of 1999 and 19% in the second quarter. The decline was due entirely to the absence of sales from the Sequa Chemicals unit (which amounted to $44.0 million and $22.3 million in the six- and three-months of 1998), which was divested in the fourth quarter of 1998. On a pro forma basis, to exclude the sales of Sequa Chemicals from both 1998 periods, sales for the first six months of 1999 were on a par with the 1998 level, and second quarter 1999 sales were up 4%. Sales of the can machinery unit declined in both periods as a result of the ongoing economic problems in its key export markets of Asia and South America. Based on current order backlog, sustained market weakness is expected in the second half of 1999. Sales of MEGTEC Systems

-----

were ahead 8% in the six months and 4% in the second quarter.
The year-to-date improvement was driven by advances in the emission control and graphic arts product lines, while advances in graphic arts drove the second quarter improvement. Sales of the automotive products supplier, Casco Products, registered advances in both periods, led by a strong second quarter. The advances in both periods were driven by strong sales of cigarette lighters and power outlets. Sales for the second half of 1999 will benefit from the mid-June 1999 acquisition of Frankfurt, Germany-based Schoeller & Co. GmbH, a supplier of automotive cigarette lighters, power outlets and other automotive products. Schoeller had approximately $20 million of annual sales in 1998. Sales of the men's apparel unit were ahead in both periods due to strength in both its basic tuxedo offerings and the more fashion oriented After Six line of formalwear.

OPERATING INCOME
----------------

     Operating income in the Aerospace segment declined 3% in the six months and advanced 5% in the second quarter. The respective six- and three-month periods of 1998 included $1.3 million and $0.8 million of income from the U.K. unit divested in mid-1998. Operating income for this segment was affected by legal costs in all periods. Legal expenses related to the litigation with the Pratt & Whitney division of United Technologies amounted to $0.6 million in the six months of 1999, down from $3.0 million in the year-ago period, and $0.3 million in the second quarter of 1999, down from $2.0 million in the same quarter of 1998. The 1999 year-to-date results reflect improvement at operating units that primarily serve the commercial aviation repair aftermarket, as well as the effect of lower legal expenses. These favorable factors were more than offset by a combination of lower profits at units serving the OEM market; higher selling and administrative costs; the absence of profits from the divested U.K. unit; and the costs to develop new products and processes. For the second quarter, improved profits at units primarily engaged in repair and the effect of lower legal expenses more than offset the decline at the OEM units, the higher administrative costs, the absence of profits from the divested U.K. unit and the costs to develop new products and processes.

     Operating income in the Propulsion segment declined 69% in the six months and 25% in the second quarter. For the six months, operating results in each of the three product lines declined. At the automotive business, the decline was largely the result of lower margins. At the solid rocket motor business, the six month decline was due primarily to lower profits on the current year's portion of a strategic missile program, as

----------------

compared to the profits on the wind-down of an earlier phase of this program in last year's first quarter, tempered by improved 1999 sales. Profits from the liquid rocket engine product line declined largely due to lower margins and costs associated with second quarter bid and proposal work on a large multi-year strategic defense program. The second quarter profit decline was largely attributable to the lower results of the automotive inflator product line. While it made a strong recovery from its first quarter 1999 loss, it was still behind the solid 1998 second quarter reported results. The decline was largely due to lower margins. Solid rocket motor results were on a par with the 1998 second quarter and liquid rocket motor results were down, primarily due to bid and proposal costs on a large multi-year program.

     Operating income in the Metal Coating segment increased 45% and 17% in the six months and three months of 1999. Despite continuing pricing pressures in steel related markets, the unit improved profitability through a combination of cost reduction programs and quality improvement initiatives.

     Operating income in the Specialty Chemicals segment increased 13% and 8% in the six months and three months of 1999. Both periods benefitted from increased second quarter sales of TAED and aggressive cost reduction programs. These benefits were partially offset by the impact of currency movements on the margins in the segment. This unit is primarily impacted by the rate of exchange between the British pound sterling and the Euro.

     Operating income in the Other Products segment declined 33% in the first six months of 1999 and 50% in the second quarter.
On a pro forma basis to exclude from the 1998 periods the profits of the divested Sequa Chemicals unit ($3.7 million for the six months and $2.3 million for the quarter) the declines were 7% for the six months and 29% for the second quarter. At the can machinery unit, profits for both periods were substantially lower than a year ago, due to both the sales decline and a second quarter severance provision. Profits for this unit are expected to further weaken in the second half of 1999. At the MEGTEC Systems unit, the profit increase for the six months largely reflects the absence of the first quarter 1998 severance provision partially offset by a second quarter 1999 bad debt provision. Second quarter 1999 MEGTEC profits were down, primarily due to the recording of a bad debt provision. Profits in 1999 at the automotive unit were on a par with 1998 for the six months and ahead for the second quarter. In both periods the benefits of improved sales were offset by an unfavorable sales mix shift and continued pricing pressures. The increase in profit in the second quarter resulted from cost reduction programs. Profits at the men's apparel unit increased primarily due to higher sales in both periods.

EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED JOINT VENTURES
--------------------------------------------------------

     During 1998, Sequa had investments in two unconsolidated joint venture partnerships formed to develop, produce and market hybrid inflators for automotive airbags: Bendix Atlantic Inflator Company ("BAICO"), a 50/50 joint venture with AlliedSignal; and BAG SpA, an Italian joint venture with Breed Technologies Inc. ("Breed") and a subsidiary of Fiat Avio, with each participant owning a one-third interest in the venture. In late January 1998, Sequa increased its ownership in BAICO to 100% with the purchase of AlliedSignal's share of the joint venture.

     In April 1999, Sequa increased its ownership in BAG SpA to 50% with the purchase of half of Fiat Avio's interest for $2.6 million, of which $0.4 million was paid on the purchase date, $1.1 million was paid on July 1, 1999 and $1.1 million is payable on October 1, 1999. The carrying value of Sequa's 50% equity interest in BAG SpA at June 30, 1999 was $3.3 million (excluding the July 1, 1999 payment). In addition, Sequa has issued letters of credit to guarantee approximately 50% of BAG SpA's outstanding bank debt which was $12.7 million at June 30, 1999.

     Sequa's share of the losses of the unconsolidated airbag businesses was equity losses of $1.0 million during the six-month period of 1999, $1.3 million during the six-month period of 1998, $0.4 million during the second quarter of 1999 and $0.8 million during the second quarter of 1998. Sequa has other ownership interests in unconsolidated joint ventures, one of the largest of which is a 50/50 partnership with United Technologies Corporation in Advanced Coatings Technologies (ACT), a joint venture which owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts. Sequa's equity share of the earnings of ACT was income of $0.6 million during the six-month period of 1999, $1.1 million during the six-month period of 1998, $0.3 million during the second quarter of 1999 and $0.6 million during the second quarter of 1998.

OTHER, NET
----------

     In both the six- and three-month periods of 1999, Other, net included $2.2 million of income related to the adjustment of the gain on the sale of Sequa Chemicals recorded upon final settlement with the purchaser, a $1.3 million gain on the sale of marketable securities and a $1.6 million gain on the sale of land. In six-month period of 1999 Other, net included $1.6 million of income related to the collection of a note receivable written off more than ten years ago. Other, net also included discount expense of $1.5 million and $1.0 million related to the sale of accounts receivable during the six- and three-month periods of 1999, respectively. In both the six- and three-month

----------

periods of 1998, Other, net included a $6.7 million gain from the sale of a Gas Turbine OEM business in the United Kingdom and a $2.0 million provision related to the loss of funds advanced to a vendor engaged to implement a freight consolidation program.

INCOME TAX PROVISION
--------------------

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the six-month periods of 1999 and 1998 were based upon estimated annual pre-tax earnings excluding the gain on the sale of Sequa Chemicals recorded in the fourth quarter of 1998. The effective tax rates reflect nondeductible goodwill amortization, the effect of a provision for state income and franchise taxes and the establishment of a valuation allowance in 1998 to eliminate the tax benefit for losses of one of Sequa's French subsidiaries. The French subsidiary returned to profitability in 1999, and the resulting benefit from utilization of the net operating loss carryforward combined with the absence of a valuation allowance was the primary reason for the significant reduction in the six-month 1999 effective tax rate. The estimated annual effective tax rates were then applied to interim pre-tax earnings. The tax provision for the second quarters of 1999 and 1998 represent the difference between the year-to-date tax provisions recorded as of June 30, 1999 and 1998 and the amounts reported for the first quarters of 1999 and 1998.

RISK/CONCENTRATION OF BUSINESS
------------------------------

     Sequa is engaged in the automotive airbag inflator business through both the Atlantic Research Automotive Products unit ("ARAP") in the Propulsion segment and its equity investment in BAG SpA, an Italian joint venture. Breed is the major customer of ARAP, accounting for 26% of the Propulsion segment's 1998 annual sales and 32% of the Propulsion segment's sales in the first half of 1999. Breed is also the sole customer of, and a 50% equity partner in, BAG SpA. BAG SpA, which purchases inflator components from ARAP, accounted for 10% of the Propulsion segment's 1998 annual sales and 7% of the Propulsion segment's sales in the first half of 1999. (See the "Equity in Income (Loss) of Unconsolidated Joint Ventures" section of this MD&A for further information on BAG SpA.)

     In Breed's Form 10-Q for the quarter ended March 31, 1999, filed with the Securities and Exchange Commission, Breed disclosed it would have been in violation of certain financial covenants in the loan agreement relating to its credit facility as of March 31, 1999 and Breed obtained a waiver of those covenants from the lenders that was effective through June 29, 1999. On June 30, 1999, Breed announced that it had obtained a

------------------------------

waiver of certain of the financial covenants related to its credit facility through October 12, 1999. The terms of the waiver impose certain obligations upon Breed during the waiver period which, if not complied with, could result in termination of the waiver and a default under the credit facility. For more detailed information on Breed's financial issues, the reader is encouraged to review Breed's recent filings with the Securities and Exchange Commission. If Breed is unable to meet its financial obligations, it could have a serious impact on future sales and operating results of ARAP and BAG SpA.

     At June 30, 1999, ARAP had trade accounts receivable of $14.0 million due from Breed (of which $8.6 million was current, $4.6 million was past due 30 days or less, and the remaining $0.8 million (certain of which was in dispute) was more than 30 days past due) and $14.2 million due from BAG SpA (of which $2.9 million was current, $4.8 million was past due 60 days or less, and the remaining $6.5 million was more than 60 days past due). BAG SpA had trade accounts receivable of $19.4 million due from Breed, which was current except for $4.1 million which was paid in early July, and an additional $1.2 million of net non-trade receivables due from Breed. At June 30, 1999, neither ARAP nor BAG SpA had any significant reserves related to the Breed accounts receivable. Management continues to monitor this situation closely.

YEAR 2000 COMPUTER ISSUE
------------------------

     Certain of Sequa's computer systems process transactions based on storing two digits for the year of a transaction rather than the full four digits. Such systems may not be programmed to consider the start of a new century and will encounter significant processing difficulties in the year 2000, unless they are fixed or replaced.

     Many of Sequa's operating units utilize purchased software, and related software maintenance agreements provide for upgrades which have addressed, or will address, the Y2K issue. Sequa's estimate to become Y2K compliant includes the entire cost of new software, including software purchased primarily for reasons other than to address the Y2K issue. The costs of data processing personnel on staff are not included in the estimate, but outside consultants are included. As of June 30, 1999, management estimates that the total cost of hardware, software, training, testing and other costs related to Y2K issues will be approximately $26.7 million. As of June 30, 1999, $16.6 million of these costs has been incurred, with $10.8 million capitalized and the balance of approximately $5.8 million expensed. Sequa anticipates that approximately two thirds of the $10.1 million of estimated future costs will be capitalized. Future costs will be

------------------------

funded from Sequa's sources of funds, as discussed in the "Liquidity and Capital Resources" section of this MD&A.

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

     In evaluating Sequa's progress related to Y2K issues, the following five major areas have been reviewed in detail:

     . APPLICATION SYSTEMS. Broadly used business applications which are supported by internal management information systems (MIS) employees.

     . TECHNICAL INFRASTRUCTURE. MIS-supported hardware and software, including standard commercial packages on local PCs.

     . FACILITIES & EQUIPMENT. Manufacturing equipment and building equipment, such as HVAC and telephones, plus any other logic-based equipment.

     . THIRD-PARTY RELATIONSHIPS. Entire supply chain, including suppliers, customers, financial institutions and necessary regulatory agencies.

     . END-USER COMPUTING. End-user developed coding (for example, in tools such as Microsoft Access and Microsoft Excel) plus items purchased by end users outside of the MIS support structure. This area was found to have no critical applications; therefore, no further reporting will be done on it.

     Each unit's progress in the first three major areas is categorized in one of four life cycles defined below:

     . INVENTORY & ASSESSMENT (I&A). Awareness of problem, detailed inventory creation, evaluation of the Y2K status of each item, and remediation plan.

     .   RENOVATION/REPLACEMENT (R).  Any repair efforts.

     .   TESTING & IMPLEMENTATION PROGRAM (T&I).  Technical and
         Y2K acceptance testing plus reintroduction into the production environment.

     . PRODUCTION SUPPORT (PS). Ongoing execution of the item after repair.

------------------------

     Following is the assessment of the operating units' and the corporate departments' Y2K progress in the areas of application systems, technical infrastructure and facilities and equipment at June 30, 1999. While the Y2K remediation efforts are ongoing, the assessments provide a snapshot at a given point in time; they will continue to be updated in Sequa's future filings. In all tables in this Y2K section, the X in the status column means that this was the life cycle stage primarily being worked on at the time of the review. In the case of Gas Turbine, the figures in the status columns represent the number of units that are doing work in each of the life cycle stages. Blank spaces to the left of each X signify that these life cycle stages were complete at the time of the review. Blank spaces to the right of the X signify that while work may have started on these stages, the unit was still most heavily involved in the column marked with the X at the time of the review.

                                                        Status
                                               ------------------------
     Application systems                      I&A     R       T&I     PS
     -------------------                      ---     -       ---     --
      Gas Turbine                                     16        3     4
      Atlantic Research                                         X
      Precoat Metals                                            X
      Warwick                                                         X
      MEGTEC Systems                                            X
      Can Machinery                                             X
      Casco Products                                            X
      Men's Apparel                                                   X
      Corporate                                        X

     Renovation and/or replacement of substantially all significant application systems is expected to be completed during the third quarter of 1999.

                                                        Status
                                               ------------------------
     Technical infrastructure                 I&A     R       T&I     PS
     ------------------------                 ---     -       ---     --
      Gas Turbine                                     12        5     6
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

------------------------

     Sequa has a variety of technical infrastructures at its units and is working with the vendors of these systems to repair or replace system hardware and software to ensure Y2K compliance. Based upon the results of a review performed by an international consulting firm in 1998, Sequa does not believe this to be an area of high risk.

                                                        Status
                                               ------------------------
     Facilities & equipment                   I&A     R       T&I     PS
     ----------------------                   ---     -       ---     --
      Gas Turbine                                     11        5     7
      Atlantic Research                                X
      Precoat Metals                                   X
      Warwick                                                         X
      MEGTEC Systems                                                  X
      Can Machinery                                                   X
      Casco Products                                                  X
      Men's Apparel                                                   X
      Corporate                                        X


     Sequa has been reviewing, and continues to review, the Y2K readiness of its major suppliers and customers. Sequa has in place a program of requesting assurances of Y2K readiness from such suppliers and customers; however, certain of those third parties have either declined to provide requested assurances or have limited the scope of assurances to which they are willing to commit. Based on these communications, Sequa currently has no knowledge of any significant third party Y2K non-compliance issues.

     Sequa is developing contingency plans which include, but are not limited to, securing alternative suppliers and assessing the need to maintain increased inventory levels to diminish disruptions which may result from the Y2K issue. The need for and extent of contingency plans is being evaluated by each of the operating units, and plans are being developed to the extent needed based on various factors, including: the unit's ongoing progress; the extent of significant identified problems or unknowns; overall evaluation of risk, etc. There can be no guarantee that Sequa's effort to be Y2K compliant will prevent a material adverse impact on its results of operations, financial condition or cash flows. If Sequa and/or third parties upon which Sequa relies are not fully Y2K compliant, the possible consequences could include: temporary plant closings; delays in the delivery of finished products; delays in the receipt of key purchased materials and services; invoice and collection errors; customer and vendor relations problems, etc. These consequences could possibly have a material adverse impact on Sequa's results of operations, financial condition and cash flows if Sequa is unable to conduct its business in the ordinary course. Sequa

------------------------

believes that its readiness program will reduce the likelihood, severity and duration of any possible disruptions. Sequa expects that its Y2K compliance program will be largely completed before December 31, 1999.

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

     Based on its evaluation, management believes that the introduction of the Euro, including the total costs for the conversion, will not have a material adverse impact on Sequa's financial position, results of operations or cash flows.
However, uncertainty exists as to the effects the Euro will have on the marketplace, and there is no guarantee that all problems will be foreseen and corrected or that third parties will address the conversion successfully.

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

---------------------

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $14 million to $30 million. At June 30, 1999, Sequa's balance sheet includes accruals for remediation costs of $22.4 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, it is currently estimated that remediation costs will be in the range of $6 million to $10 million during 1999 and between $4 million and $8 million during 2000. During the first six months of 1999, actual expenditures for the remediation of previously contaminated sites were $3.1 million.


BACKLOG
-------

     The businesses of Sequa for which backlogs are significant are the Turbine Airfoils, Caval Tool, Turbocombuster Technology and Casting units of the Aerospace segment; the solid and liquid rocket motor operations of the Propulsion segment; and the can machinery, MEGTEC and men's apparel units of the Other Products segment. The aggregate dollar amount of backlog in these units at June 30, 1999 was $241.3 million ($305.4 million at December 31, 1998). The decline from year-end is primarily attributable to a 27% backlog reduction at the Gas Turbine OEM units. Sales of the men's apparel unit are seasonal, with stronger sales in the first six months of the year; accordingly, this unit's backlog is normally higher at December 31 than at any other time of the year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash used for operating activities was $18.3 million in the first half of 1999, compared with $23.9 million provided by operating activities in the first half of 1998. The primary reasons for the 1999 decline were the higher levels of working capital requirements and an increase in foreign and state income taxes paid during the 1999 period. Net cash used for investing activities increased to $73.1 million in the first half of 1999 from $42.5 million in the first half of 1998. The major factors in the 1999 increase were the absence of proceeds from the sale of a business during 1998 and $22.8 million of investments made during 1999 within the Aerospace segment, including a $12.8 million capital contribution to a joint venture. These increases in cash used for investing activities were partially offset by lower expenditures for businesses purchased during the first half of 1999. Cash provided by financing activities in the first half

-------------------------------

of 1999 was $55.7 million compared to cash used for financing activities of $31.7 million in the first half of 1998. The $87.4 million increase was primarily attributable to $63.5 million of proceeds from the sale of accounts receivable and reduced net debt payments during the first half of 1999.

     Capital expenditures amounted to $45.9 million during the first half of 1999 and $46.2 million during the first half of 1998, with spending in the 1999 period concentrated in the Aerospace, Propulsion and Metal Coating segments. These funds were primarily used to upgrade existing facilities and equipment and to expand capacity. Sequa currently anticipates that capital spending in 1999 will be approximately $100 to $110 million and will be concentrated in the same segments.

     In July 1999, Sequa issued $500 million of 9% Senior Notes due August 1, 2009 under a shelf registration statement filed with the Securities and Exchange Commission in October 1998. The net proceeds from the offering will be used to repay Sequa's
9 5/8% Senior Notes due October 15, 1999; and to redeem in December 1999 its 8 3/4% Senior Notes due 2001 and its 9 3/8% Senior Subordinated Notes due 2003. The remainder of the net proceeds will be used for general corporate purposes. Pending these uses, the net proceeds of this offering will be invested in short-term interest-bearing instruments. Sequa currently anticipates that in the fourth quarter of 1999, the early retirement of its 8 3/4% Senior Notes and its 9 3/8% Senior Subordinated Notes will result in extraordinary losses aggregating approximately $5.7 million, net of tax benefits of approximately $3.1 million.

     Sequa has an issue with the Internal Revenue Service ("IRS") involving the 1989 restructuring of two subsidiaries. While management believes its tax position in this matter is appropriate, it has taken the conservative position of providing reserves to cover an adverse outcome. At June 30, 1999, the net amount involved was approximately $59 million, composed of the potential liability associated with the restructuring and related tax issues; interest expense, net of tax benefit, from the date of the resulting tax refund; and deferred tax assets for portions of tax loss and credit carryforwards which could be utilized in a settlement. Management has had preliminary settlement discussions with the IRS, and on October 1, 1998, Sequa made a deposit of $24 million with the IRS against the expected liability for additional tax and interest that may be assessed against Sequa related to certain of these tax matters. The deposit stops the running of interest with respect to the amounts deposited. Discussions have continued, and management believes there is a possibility for final resolution of this matter by the end of 1999, and that, in the event of an unfavorable resolution,

-------------------------------

Sequa will have sufficient resources available to make any additional negotiated or adjudicated payment.

     Management currently anticipates that cash flow from operations, proceeds from the divestiture of assets, the $101.5 million of credit available at July 28, 1999 under the revolving credit agreement, the $4.5 million of available financing under the Receivables Purchase Agreement at July 28, 1999, approximately $60 million of the proceeds from the recent public debt issuance which is available for general corporate purposes and the $43.2 million of cash and cash equivalents on hand at June 30, 1999 will be sufficient to fund Sequa's operations, niche acquisitions and airline spare parts inventory purchases for the next two years.

OTHER INFORMATION
-----------------

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Depending on the use of a derivative and whether it has been designated and qualifies as a hedge, gains or losses resulting from changes in the values of those derivatives would be recognized currently in earnings or reported as a component of other comprehensive income. This statement is not expected to have a material impact on Sequa's consolidated financial statements. Recently the effective date of this statement was delayed one year to fiscal years beginning after June 15, 2000, with earlier adoption encouraged. Sequa will adopt this accounting standard as required by January 1, 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

     There has been no material change in Sequa's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the year ended December 31, 1998.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Sequa is involved in a number of claims, lawsuits and proceedings (environmental and otherwise) which arose in the ordinary course of business. Other litigation is pending against Sequa involving allegations that are not routine and include, in certain cases, compensatory and punitive damage claims. Included in this other class of litigation is an action commenced on July 11, 1995 by United Technologies Corporation (UTC), through its Pratt & Whitney division, against Chromalloy Gas Turbine Corporation (Chromalloy) in the United States District Court for the District of Delaware. The complaint sought unspecified monetary damages and injunctive relief based on alleged breaches of certain license agreements, alleged infringement of patents and misuse of Pratt & Whitney intellectual property. Chromalloy answered the complaint denying UTC's claims, and Chromalloy filed counterclaims against UTC seeking monetary, declaratory and injunctive relief based on UTC's breaches of license agreements, failure to return royalty over payments, patent invalidity, and patent misuse. For a detailed report on earlier developments in this matter, please see Sequa's Report on Form 10-K for the years ended December 31, 1997, and December 31, 1998, Reports on Form 10-Q for the quarters ended March 31, 1998, June 30, 1998, September 30, 1998, and March 31, 1999, and its Report on Form 8-K, filed on September 10, 1998.

     The most recent significant events and the current status follow. On August 14, 1998, the Court issued a Memorandum Opinion and Order relating to Chromalloy's claim under the parties' 1985 Repair Agreement ordering UTC to provide Chromalloy with updated technical data on an ongoing basis and to evaluate and grant repair approvals to Chromalloy to repair components for the most advanced models of several Pratt & Whitney engine families, including the PW 4000 series, the PW 2000 series, and the V2500 series. The Court also held that UTC had violated the 1985 Repair Agreement by failing to notify and offer Chromalloy the more favorable licensing terms, including lower royalty rates, that Pratt & Whitney negotiated with other component repair suppliers. The trial on the monetary damages and other remedies being sought by Chromalloy on that claim, originally scheduled for July 1999 has been adjourned to an undetermined date.

     UTC has filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (the Federal Circuit). On March 1, 1999, the Federal Circuit denied UTC's application to stay the August 14, 1998 Order stating that UTC "has not shown a strong likelihood of success" on the merits of its appeal.

     UTC's appeal to the Federal Circuit is now fully briefed and pending. Oral argument was heard on the appeal on June 7 and the Court took the matter under submission. It would be premature at this stage for management to make an evaluation of the likely outcome of Chromalloy's remaining claims or UTC's appeal.

     On August 29, 1995, Chromalloy filed suit against UTC in the 131st District Court of Bexar County, Texas. This suit sought unspecified damages and injunctive relief for violations by UTC of the Texas Free Enterprise and Antitrust Act. UTC filed counterclaims against Chromalloy for alleged breach of contract and unfair competition. For a detailed report on earlier developments in this matter, please see Sequa's previous filings listed in the first paragraph of this Item. The only remaining issue in this case is Chromalloy's appeal of the trial court's denial of injunctive relief. On October 14, 1998, the Fourth Court of Appeals issued its decision refusing to overturn the trial court's denial of Chromalloy's request for injunctive relief. Chromalloy disagrees with the decision and has filed a motion for reconsideration, both to the three-judge panel that decided the case and also to the entire Court of Appeals for en banc consideration. Those motions are still pending.

     On October 17, 1996, Chromalloy filed suit against UTC in the United States District Court for the District of Delaware. The suit sought unspecified damages for injunctive relief against alleged infringement of Chromalloy patents. UTC filed its answer asserting certain affirmative defenses and four counterclaims. This case was fully resolved prior to trial. For a detailed report on earlier developments in this matter, please see the reports listed in the first paragraph of this Item.

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

     The ultimate legal and financial liability of Sequa in respect to all claims, lawsuits and proceedings referred to above cannot be estimated with any certainty. However, in the opinion of management, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of these Legal Proceedings, net of liabilities already accrued in Sequa's Consolidated Balance Sheet, is not expected to have a material adverse effect on Sequa's consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on Sequa's results of operations for that period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of Sequa Corporation was held on May 6, 1999, for the purpose of electing directors, approving an amendment to the Sequa Corporation Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of Class A common stock and of Class B common stock, and appointing the independent public accountants. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  (cont'd)

     All of management's nominees for director, as listed in the proxy statement, were elected with the following vote:


Name of nominee               Votes For              Votes Withheld
Norman E. Alexander           37,030,025                 47,708
Leon Black                    36,473,762                603,971
Alvin Dworman                 37,031,785                 45,948
David S. Gottesman            37,031,865                 45,868
Stuart Z. Krinsly             37,030,025                 47,708
Donald D. Kummerfeld          37,037,975                 39,758
Richard S. LeFrak             37,038,375                 39,358
John J. Quicke                37,038,479                 39,254
Michael I. Sovern             37,038,457                 39,276
Fred R. Sullivan              37,031,165                 46,568
Gerald Tsai, Jr.              37,037,875                 39,858

     The amendment to the Sequa Corporation Restated Certificate of Incorporation, as amended, to increase the authorized number of shares of Class A Common Stock from 25,000,000 to 50,000,000 and to increase the authorized number of shares of Class B Common Stock from 5,000,000 to 10,000,000 was approved by the following vote:


                                    Votes         Votes
                                  Votes For      Against     Abstaining

Class A Vote                      5,193,532      884,062        1,096

Class B Vote                     30,469,200      521,180        1,680

Combined Vote of Class A,
Class B and Preferred Stock      35,668,668    1,405,930        3,135

     The appointment of Arthur Andersen LLP as independent public accountants for the fiscal year 1999 was approved by the following vote:


                                            Votes      Votes
                              Votes For    Against   Abstaining

Approval of Arthur
  Andersen LLP                37,065,774      8,638         3,321

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              3(i) Certificate of Amendment of Certificate of Incorporation, dated June 4, 1999 (incorporated by reference to Exhibit 3(i)(c) of Registration Statement No. 333-82211 on Form S-8, filed on July 2, 1999).

              10.4 Amendment No. 1 (dated as of May 28, 1999) to the Receivables Purchase Agreement, dated as of November 13, 1998, filed herewith.

              27.1   Financial Data Schedule, filed herewith.

         (b)  Reports on Form 8-K

              (No report on Form 8-K was filed during the three month period ended June 30, 1999).

         Pursuant to the requirements of the Securities

         Exchange Act of 1934, the Registrant has duly

         caused this report to be signed on its behalf

         by the undersigned thereunto duly authorized.


              SEQUA CORPORATION



              BY:/S/ WILLIAM P. KSIAZEK
                 -----------------------------
                 William P. Ksiazek
                 Vice President and Controller
                 (Acting Principal Financial Officer
                  and Chief Accounting Officer)











August 4, 1999