Form 10-Q
period 1999-09-30
SEQUA CORP /DE/
filed 1999-11-15
CIK 95301

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended     September 30, 1999
                               ---------------------------------
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              --------------------    ----------

Commission File Number   1-804
                      ------------------------------------------

                          SEQUA CORPORATION
----------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

         Delaware                               13-1885030
---------------------------------        -----------------------

(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)            Identification No.)

200 Park Avenue, New York, New York                       10166
-----------------------------------     ------------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (212)986-5500
                                                    -------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---  ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                   Outstanding at October 31, 1999
               -----                   -------------------------------
Class A Common Stock, no par value                 7,039,512
Class B Common Stock, no par value                 3,329,780

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           SEQUA CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF INCOME
                        (Amounts in thousands, except per share)
                                       (Unaudited)

                                   For the Nine Months      For the Three Months
                                   Ended September 30,      Ended September 30,
                                  -------------------      --------------------
                                   1999         1998          1999       1998
                                   ----         ----          ----       ----

SALES                           $1,256,817    1,356,473     $416,371   $458,954
                                ----------    ---------     --------   --------
COSTS AND EXPENSES
   Cost of sales                 1,004,506    1,082,976      331,138    366,750
   Selling, general and
     administrative                179,572      190,957       59,409     63,941
                                ----------    ---------     --------   --------
                                 1,184,078    1,273,933      390,547    430,691
                                ----------    ---------     --------   --------

OPERATING INCOME                    72,739       82,540       25,824     28,263

OTHER INCOME (EXPENSE)
   Interest expense                (42,858)     (39,288)     (18,875)   (13,402)
   Interest income                   6,486        3,930        3,787      1,400
   Equity in income (loss) of
    unconsolidated joint ventures   (1,983)      (1,102)        (881)      (309)
   Other, net                        7,554        3,408        1,794       (596)
                                ----------    ---------     --------   --------

INCOME BEFORE INCOME TAXES          41,938       49,488       11,649     15,356

Income tax provision               (18,600)     (22,200)      (5,200)    (4,800)
                                ----------    ---------     --------   --------

Income before extraordinary item    23,338       27,288        6,449     10,556

Extraordinary loss on early
   retirement of debt, net of
   applicable income taxes          (1,483)        -          (1,483)      -
                                ----------    ---------     --------   --------

NET INCOME                          21,855       27,288        4,966     10,556

Preferred dividends                 (1,548)      (1,657)        (516)      (516)
                                ----------    ---------     --------   --------

NET INCOME AVAILABLE
   TO COMMON STOCK              $   20,307    $  25,631     $  4,450   $ 10,040
                                ==========    =========     ========   ========

BASIC AND DILUTED EARNINGS
   PER SHARE
 Income before extraordinary
    item                       $     2.10    $    2.50     $    .57   $    .97
 Extraordinary loss                  (.14)         -           (.14)       -
                               ----------    ---------     --------   --------
 Net income                    $     1.96    $    2.50     $    .43   $    .97
                               ==========    =========     ========   ========
DIVIDENDS DECLARED PER SHARE
 Preferred                     $     3.75    $    3.75     $   1.25   $   1.25

The accompanying notes are an integral part of the financial statements.

                     SEQUA CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                           (Amounts in thousands)


                                   ASSETS

                                              (Unaudited)
                                              September 30,     December 31,
                                                  1999             1998
                                               ----------       ----------
CURRENT ASSETS
  Cash and cash equivalents                    $  400,306      $   84,889
  Short-term investments                             -             11,475
  Trade receivables (less
    allowances of $15,960 and
    $15,635)                                      308,178         292,152
  Unbilled receivables (less
    allowances of $1,518 and $879)                 35,335          38,795
  Inventories                                     308,535         262,765
  Other current assets                             28,070          25,792
                                               ----------      ----------
    Total current assets                        1,080,424         715,868
                                               ----------      ----------

INVESTMENTS
  Net assets of discontinued
    operations                                    102,589         105,152
  Other investments                                47,673          28,130
                                               ----------      ----------
                                                  150,262         133,282
                                               ----------      ----------

PROPERTY, PLANT AND EQUIPMENT, NET                466,394         451,443
                                               ----------      ----------

OTHER ASSETS
  Excess of cost over net assets of
    companies acquired                            317,788         307,051
  Deferred charges and other                       32,264          16,503
                                               ----------      ----------
                                                  350,052         323,554
                                               ----------      ----------

TOTAL ASSETS                                   $2,047,132      $1,624,147
                                               ==========      ==========

The accompanying notes are an integral part of the financial statements.

                     SEQUA CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                  (Amounts in thousands, except share data)

                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                             (Unaudited)
                                             September 30,   December 31,
                                                 1999            1998
                                              ----------     -----------
CURRENT LIABILITIES
 Current maturities of long-term
  debt                                       $  360,284    $     8,659
 Accounts payable                               123,347        137,981
 Taxes on income                                  1,268         16,499
 Accrued expenses                               181,219        174,800
                                             ----------     ----------
  Total current liabilities                     666,118        337,939
                                             ----------     ----------

NONCURRENT LIABILITIES
 Long-term debt                                 573,918        500,685
 Deferred taxes on income                        47,150         40,422
 Other noncurrent liabilities                    83,680         79,649
                                             ----------     ----------
                                                704,748        620,756
                                             ----------     ----------

SHAREHOLDERS' EQUITY
 Preferred stock--$1 par value,
  1,825,000 shares authorized,
  797,000 shares of $5 cumulative
  convertible stock issued at
  September 30, 1999 and
  December 31, 1998 (involuntary
  liquidation value--$17,181 at
  September 30, 1999)                               797            797
 Class A common stock--no par value,
  50,000,000 shares authorized,
  7,279,000 shares issued at
  September 30, 1999 and 7,273,000 shares
  issued at December 31, 1998                     7,279          7,273
 Class B common stock--no par value,
  10,000,000 shares authorized,
  3,727,000 shares issued at
  September 30, 1999 and
  December 31, 1998                               3,727          3,727
 Capital in excess of par value                 288,337        288,379
 Accumulated other comprehensive
  loss                                           (9,230)        (1,016)
 Retained earnings                              464,977        444,669
                                             ----------     ----------
                                                755,887        743,829
 Less:  Cost of treasury stock                   79,621         78,377
                                             ----------     ----------
  Total shareholders' equity                    676,266        665,452
                                             ----------     ----------

 TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                     $2,047,132     $1,624,147
                                             ==========     ==========

The accompanying notes are an integral part of the financial statements.

                             SEQUA CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Amounts in thousands)
                                         (Unaudited)
                                                            For the Nine Months
                                                            Ended September 30,
                                                            ------------------
                                                             1999        1998
                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before income taxes                               $ 41,938    $ 49,488

  Adjustments to reconcile income to net
    cash provided by (used for) operating activities:
    Depreciation and amortization                            65,473      66,448
    Provision for losses on receivables                       3,604       5,010
    Equity in losses of unconsolidated joint ventures         1,983       1,102
    Gain on sale of assets                                   (3,055)     (6,481)
    Other items not providing cash                           (2,510)     (1,073)

  Changes in operating assets and liabilities,
    net of businesses purchased and sold:
    Receivables                                             (37,210)     (9,190)
    Inventories                                             (47,171)     (9,761)
    Other current assets                                       (803)     (3,844)
    Accounts payable and accrued expenses                   (12,306)     (7,008)
    Other noncurrent liabilities                                (62)     (8,658)
                                                           --------    --------

  Net cash provided by continuing operations before
    income taxes                                              9,881      76,033
  Net cash provided by (used for) discontinued
    operations before income taxes                             (235)      1,437
  Income taxes paid, net                                    (26,907)    (14,400)
                                                           --------    --------
    Net cash provided by (used for) operating activities    (17,261)     63,070
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Businesses purchased, net of cash acquired                (25,733)    (32,812)
  Business sold                                                -         13,901
  Short-term investments                                     15,041      11,234
  Purchase of property, plant and equipment                 (70,268)    (71,646)
  Sale of property, plant and equipment                       8,799      11,325
  Other investing activities                                (27,317)     (3,496)
                                                           --------    --------
    Net cash used for investing activities                  (99,478)    (71,494)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of accounts receivable, net             20,000        -
  Proceeds from debt, net of issuance costs                 487,740        -
  Payments of debt                                           (6,508)    (51,574)
  Early retirement of debt                                  (66,554)       -
  Contribution from minority interest                         3,280        -
  Dividends paid                                             (1,548)     (1,657)
  Proceeds from exercise of stock options                       242       2,831
  Purchase of treasury stock                                 (1,670)       -
                                                           --------    --------
    Net cash provided by (used for) financing activities    434,982     (50,400)
                                                           --------    --------

Effect of exchange rate changes on cash and cash
    equivalents                                              (2,826)      3,330
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents        315,417     (55,494)

Cash and cash equivalents at beginning of period             84,889      93,743
                                                           --------    --------

Cash and cash equivalents at end of period                 $400,306    $ 38,249
                                                           ========    ========

The accompanying notes are an integral part of the financial statements.

                     SEQUA CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

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

      The consolidated financial statements included herein have been prepared by Sequa, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present Sequa's results for the interim periods presented.
Except for $1.6 million of income recorded in the first quarter of 1999 related to the collection of a note receivable written off more than ten years ago, $2.2 million of income recorded during the second quarter of 1999 related to the adjustment of the gain on the sale of Sequa Chemicals upon final settlement with the purchaser, $2.7 million of income recorded in the third quarter of 1999 related to the demutualization of an issuer of corporate-owned life insurance policies and the $2.0 million redundancy provision recorded by the French operation of MEGTEC during the first quarter of 1998, such adjustments consisted of normal recurring items. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Sequa believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Sequa's latest Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  COMPREHENSIVE INCOME

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

Comprehensive income (loss) for the nine-month and three-month periods ended September 30, 1999 and 1998 is as follows:

                                            (Thousands of Dollars)
                                                 (Unaudited)
                                For the Nine Months For the Three Months
                                Ended September 30,     Ended September 30,
                                -------------------      ------------------
                                   1999       1998        1999     1998
                                   ----       ----        ----     ----

Net income                         $21,855   $27,288    $ 4,966   $10,556
Other comprehensive income
  (loss):
  Foreign currency
     translation adjustments        (9,703)   10,404      9,072     9,064
  Unrealized gain (loss) on
     marketable securities,
     net of reclassification
     adjustment                      2,291    (1,954)      -       (3,882)
  Tax benefit (provision) on
     unrealized gain (loss) on
     marketable securities            (802)      684       -        1,359
                                   -------   -------    -------   -------

Comprehensive income (loss)        $13,641   $36,422    $14,038   $17,097
                                   =======   =======    =======   =======

      Unrealized gains arising on marketable securities during the nine month period of 1999 are net of a reclassification adjustment for $1,275,000 of pre-tax gains ($829,000 after-tax) included in net income.

NOTE 3.  EARNINGS PER SHARE

      Basic earnings per share (EPS) for each of the periods have been computed by dividing the net earnings, after deducting dividends on cumulative convertible preferred stock, by the weighted average number of common shares outstanding during the period.

      Diluted EPS reflects the potential dilution that would have occurred if the outstanding options to purchase shares of Class A


NOTE 3.  EARNINGS PER SHARE  (cont'd)

common stock were exercised.  The conversion of preferred stock into
1.322 shares of Class A common stock was not included in the computation of diluted earnings per common share in any of the periods since it has an anti-dilutive effect when the preferred stock dividends are added back to the income available to common stock.

      The computation of basic and diluted EPS is as follows:

                                        (Thousands of dollars)
                                             (Unaudited)
                                     For the                For the
                                   Nine Months           Three Months
                                Ended September 30,   Ended September 30,
                                -------------------   -------------------
                                   1999     1998         1999     1998
                                   ----     ----         ----     ----


Income before extraordinary
  item                            $23,338   $27,288     $ 6,449   $10,556

Less: Preferred stock
  dividends                        (1,548)   (1,657)       (516)     (516)
                                  -------   -------     -------   -------

Income before extraordinary
  item available to common
  stock                            21,790    25,631       5,933    10,040

Extraordinary loss                 (1,483)     -         (1,483)     -
                                  -------   -------     -------   -------

Net income available to
  common stock                    $20,307   $25,631     $ 4,450   $10,040
                                  =======   =======     =======   =======

Weighted average number of
  common shares outstanding
  - basic                          10,366    10,239      10,366    10,340

Exercise of stock options               5         8          43         7
                                  -------   -------     -------   -------


Weighted average number of
  common shares outstanding
  - diluted                        10,371    10,247      10,409    10,347
                                  =======   =======     =======   =======

Basic earnings per common
  share
  Income before extraordinary
    item                            $2.10     $2.50       $0.57     $0.97
  Extraordinary loss                 (.14)      -          (.14)      -
                                    -----     ----        -----     ----

  Net income                        $1.96     $2.50       $0.43     $0.97
                                    =====     =====       =====     =====

Diluted earnings per common
  share
  Income before extraordinary
    item                            $2.10     $2.50       $0.57     $0.97
  Extraordinary loss                 (.14)      -          (.14)      -
                                    -----     -----       -----     -----
  Net income                        $1.96     $2.50       $0.43     $0.97
                                    =====     =====       =====     =====

NOTE 4.  INVENTORIES

      The inventory amounts at September 30, 1999 and December 31,
1998 were as follows:
                                      (Thousands of Dollars)
                                   (Unaudited)
                               September 30, 1999   December 31, 1998
                               ------------------   -----------------

Finished goods                      $ 75,422             $ 78,000
Work in process                       96,254               78,728
Raw materials                        137,219              105,430
Long-term contract costs               7,147                9,249
Customer deposits                     (7,507)              (8,642)
                                    --------             --------
                                    $308,535             $262,765
                                    ========             ========

NOTE 5.   EXTRAORDINARY LOSS

      During the third quarter of 1999, Sequa recognized a $1,483,000 extraordinary loss as a result of the early redemption of debt in the principal amount of $64,975,000. The extraordinary loss consisted of the $703,000 write-off of the associated debt issue costs plus $1,579,000 of premiums associated with the redemption, net of income tax benefits of $799,000.

NOTE 6.   SUMMARY BUSINESS SEGMENT DATA

      Sequa's sales and operating income by business segment are as follows:

                                      (Thousands of Dollars)
                                           (Unaudited)
                                   Sales               Operating Income
                                Year to Date             Year to Date
                               --------------            --------------
                             1999          1998         1999       1998
                             ----          ----         ----       ----

   Aerospace             $  556,109    $  586,983     $48,848    $47,570
   Propulsion               201,018       201,535       4,217     11,151
   Metal Coating            148,786       143,860      14,732     10,668
   Specialty Chemicals      116,647       115,680      15,208     17,043
   Other Products           234,257       308,415      11,724     19,221
   Corporate                   -             -        (21,990)   (23,113)
                         ----------    ----------     -------    -------
        TOTAL            $1,256,817    $1,356,473     $72,739    $82,540
                         ==========    ==========     =======    =======

                                   Sales               Operating Income
                               Third Quarter             Third Quarter
                               --------------           ---------------
                              1999        1998          1999       1998
                              ----        ----          ----       ----
   Aerospace               $184,820    $197,485       $17,811    $15,478
   Propulsion                65,196      65,191         1,366      1,987
   Metal Coating             53,899      50,068         6,104      4,703
   Specialty Chemicals       38,653      41,562         5,247      8,218
   Other Products            73,803     104,648         2,906      6,025
   Corporate                   -           -           (7,610)    (8,148)
                           --------    --------       -------    -------
        TOTAL              $416,371    $458,954       $25,824    $28,263
                           ========    ========       =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

SALES
-----

      Aerospace sales declined 5% in the nine months and 6% in the third quarter of 1999. On a pro forma basis to exclude the 1998 sales of the U.K. unit divested in June, 1998 ($8.7 million), sales were approximately 4% lower for the nine months of 1999. Sales to the original equipment manufacturers (OEMs) were down significantly in both periods as a result of order cancellations and delivery stretch outs by the major engine manufacturers. Reduced demand from the engine manufacturers is expected to continue into next year. By contrast sales to the repair aftermarket advanced in both periods.

      For both 1999 periods, sales of the Propulsion segment were on a par with 1998 levels, as advances in solid and liquid rocket motors were offset by declines in airbag inflators, primarily component sales to BAG SpA, our 50% owned affiliate. Future comparisons in this portion of the business are dependent on sales to our largest customer, Breed Technologies, Inc., which, along with certain of its U.S. subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. See the "Risk/Concentration of Business" section of this filing for additional information.

      Sales of the Metal Coating segment increased 3% in the nine months and 8% in the third quarter, with increases in both periods in all major product lines: building products, containers, and other manufactured products. Advances in the building products line reflect the fact that the unit replaced all sales lost in mid-1998 when a major customer acquired coating capacity and brought the bulk of its work in-house. On a pro forma basis to exclude 1998 sales to this customer, sales of the building products line increased approximately 6% in the nine months and 9% in the third quarter of 1999.

      Sales of the Specialty Chemicals segment increased 1% for the nine months, but declined 7% in the third quarter. Sales for the nine months of 1999 reflect slightly lower TAED sales, more than offset by higher sales at the specialty chemical distribution units. The third-quarter 1999 sales decline reflects a more pronounced decline in sales of the detergent additive, TAED, partially offset by increases in the specialty chemical distribution units. The unfavorable TAED comparison results from two principal factors: an unusually high level of sales in the prior year period; and continued pressure brought on by the strength of the pound sterling against other key currencies. In addition, reported sales for both periods were affected by a decline in the rate of exchange between the pound sterling and the U.S. dollar.

-----

      Sales of the Other Products segments declined 24% in the first nine months of 1999 and 29% in the third quarter. The decline was largely due to the absence of sales from the Sequa Chemicals unit ($66.9 million in the nine months and $23.0 million in the third quarter of 1998), which was divested in the fourth quarter of 1998. On a pro forma basis to exclude the sales of Sequa Chemicals from both 1998 periods, sales for the nine months of 1999 were down 3% from the 1998 level, and third quarter 1999 sales were 10% lower. Sales of the can machinery unit declined in both periods as a result of ongoing economic problems in its key export markets of Asia and South America. Sales of MEGTEC Systems were ahead 2% in the nine months and down 11% in the third quarter. For the year-to-date period advances in the industrial products market more than offset a decline in the graphic arts market. For the third quarter a continued advance in industrial products was more than offset by lower sales to the graphic arts and emission control markets. Sales of the automotive products supplier, Casco Products, registered strong advances in both periods. Sales generated by the recently acquired Germany-based automotive products supplier Schoeller & Co. GmbH, combined with strong worldwide demand for lighters and power outlets, drove the increases in both periods. Sales of the men's apparel unit were lower for the third quarter but still ahead for the nine months.

OPERATING INCOME
----------------

      Operating income in the Aerospace segment advanced 3% in the nine months and 15% in the third quarter. The nine-month period of 1998 included income of $1.3 million from the U.K. unit divested in mid-1998. Operating income was affected by legal costs in all periods. Legal expenses related to the litigation with the Pratt & Whitney division of United Technologies Corporation amounted to $0.7 million in the nine months and $0.1 million in the third quarter of 1999, down from $4.5 million and $1.5 million in the corresponding periods of 1998. Operating income for both 1999 periods reflects improvement at operating units that primarily serve the repair aftermarket and the benefit of lower legal expenses. These favorable factors were partially offset by a combination of: lower profits at units serving the OEM market; higher selling and administrative expenses; the costs to develop new products and processes; and, for the nine months, the absence of profits from the divested U.K. unit.

      Operating income in the Propulsion segment declined 62% for the nine months and 31% for the three months of 1999. Year-to-date results in all three major product areas were below the comparable 1998 period, with the automotive sector accounting for the major portion of the decline. The automotive decline was

----------------

primarily attributable to lower margins due to mix, volume and price. Sequa did not establish a bad debt provision related to the bankruptcy of the unit's largest customer, Breed Technologies, Inc. See the "Risk/Concentration of Business" section of this filing for additional information. Results of the liquid rocket motor line were also down sharply for the nine months, primarily due to an unfavorable sales mix shift, higher costs related to a newly acquired unit in the United Kingdom and second-quarter bid and proposal costs on a large multi-year program subsequently awarded to ARC. The third quarter segment decline primarily reflected the liquid rocket motor unit's sales mix and the U.K. cost factors.

      Operating income in the Metal Coating segment increased 38% in the nine months and 30% in the three months of 1999. Despite continuing pricing pressures in the steel and aluminum coating markets, the unit improved profitability through a combination of cost reduction programs, quality improvement initiatives, and higher sales.

      Operating income in the Specialty Chemicals segment declined 11% in the nine months, and 36% in the third quarter. Profits for both periods were affected by lower third-quarter TAED volume, narrower margins, an unfavorable pension comparison, and the unfavorable effect of translating local currency results to reported U.S. dollars.

      Operating income in the Other Products segment declined 39% in the nine months and 52% in the third quarter of 1999. On a pro forma basis to exclude from the 1998 periods the profits of the divested Sequa Chemicals unit ($5.4 million for the nine months and $1.7 million for the third quarter), the declines were 15% for the nine months and 33% for the third quarter. At the can machinery unit, profits for both periods were substantially lower than a year ago, due to the sales decline. Profits for this unit are expected to remain weak in the fourth quarter. MEGTEC Systems operated at a breakeven for the nine months and recorded a small loss in the third quarter on lower sales. The automotive products unit recorded higher profits in both 1999 periods, primarily due to profits added by the recently acquired German unit, and to improvements at its Brazilian operation. Profits at the men's apparel unit were lower for the third quarter but higher for the nine months consistent with sales levels and mix.

INTEREST EXPENSE
----------------

      The increase in interest expense of $3.6 million in the 1999 nine-month period and $5.4 million in the third quarter of 1999 was due to an increase in average borrowings primarily resulting from the issuance in July 1999 of $500 million of 9% Senior Notes due 2009. See the "Liquidity and Capital Resources" section of this MD&A for details of the use of proceeds of this debt offering.

INTEREST INCOME
---------------

      The increase in interest income of $2.5 million during the 1999 nine-month period and $2.4 million during the third quarter of 1999 was primarily due to the proceeds from the 9% Senior Notes issued in July 1999 which were invested in short-term interest bearing investments.

EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED JOINT VENTURES
--------------------------------------------------------

      During 1998, Sequa had investments in two unconsolidated joint venture partnerships formed to develop, produce and market hybrid inflators for automotive airbags: Bendix Atlantic Inflator Company ("BAICO"), a 50/50 joint venture with AlliedSignal; and BAG SpA, an Italian joint venture with Breed Technologies, Inc. ("Breed") and a subsidiary of Fiat Avio, with each participant owning a one-third interest in the venture. In late January 1998, Sequa increased its ownership in BAICO to 100% with the purchase of AlliedSignal's share of the joint venture. In April 1999, Sequa increased its ownership in BAG SpA to 50% with the purchase of half of Fiat Avio's interest for $2.6 million. The carrying value of Sequa's 50% equity interest in BAG SpA at September 30, 1999 was $6.1 million. In addition, Sequa has issued letters of credit to guarantee approximately 50% of BAG SpA's outstanding bank debt which totaled $7.7 million at September 30, 1999.

      Sequa's share of the losses of unconsolidated airbag operations was equity losses of $1.6 million during the nine-month period of 1999, $1.8 million during the nine-month period of 1998, $0.6 million during the third quarter of 1999 and $0.5 million during the third quarter of 1998. Sequa has other ownership interests in unconsolidated joint ventures, one of which is a 50/50 partnership with United Technologies Corporation in Advanced Coatings Technologies (ACT), a joint venture which owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts. Sequa's equity share of the earnings of ACT was income of $0.7 million during the nine-month period of 1999, $1.5 million during the nine-month period of 1998, $0.2 million during the third quarter of 1999 and $0.5 million during the third quarter of 1998.

OTHER, NET
----------

      During the nine-month period of 1999, Other, net included $2.7 million of income related to the demutualization of an issuer of corporate-owned life insurance policies, $2.2 million of income related to the adjustment of the gain on the sale of Sequa Chemicals recorded upon final settlement with the purchaser, a $1.3 million gain on the sale of marketable securities, $2.8 million of gains on the sale of excess real estate, $1.6 million of income related to the collection of a note receivable written off more than ten years ago, discount expense of $2.0 million related to the sale of accounts receivable and charges of $1.1 million for the amortization of capitalized debt costs. During the nine-month period of 1998, Other, net included a $6.7 million gain from the sale of a Gas Turbine OEM business in the United Kingdom, a $2.0 million provision related to the loss of funds advanced to a vendor engaged to implement a freight consolidation program and charges of $0.9 million for the amortization of capitalized debt costs.

      In the third quarter of 1999, Other, net included $2.7 million of income related to the demutualization of an issuer of corporate-owned life insurance policies, discount expense of $0.5 million related to the sale of accounts receivable and charges of $0.4 million for the amortization of capitalized debt costs. In the third quarter of 1998, Other, net included charges of $0.3 million for the amortization of capitalized debt costs.

INCOME TAX PROVISION
--------------------

      At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the nine-month periods of 1999 and 1998 were based upon estimated annual pre-tax earnings excluding in 1998 the gain on the sale of Sequa Chemicals recorded in the fourth quarter of that year. The effective tax rates reflect nondeductible goodwill amortization, the effect of a provision for state income and franchise taxes and the establishment of a valuation allowance in 1998 to eliminate the tax benefit for losses of one of Sequa's French subsidiaries. The French subsidiary returned to profitability in 1999, and the resulting benefit from utilization of the net operating loss carryforward is reflected in the nine-month 1999 effective tax rate. However, the favorable impact of the French subsidiary's tax benefits was largely offset by the unfavorable impact of the decrease in the estimated annual pre-tax earnings used to estimate the annual effective tax rates applied to interim pre-tax earnings. The tax provision for the third quarters of 1999 and 1998 represent the difference between the year-to-date tax provisions recorded as of September 30, 1999 and 1998 and the amounts reported for the six-month periods of 1999 and 1998.

RISK/CONCENTRATION OF BUSINESS
------------------------------

      Sequa Corporation is engaged in the automotive airbag inflator business through both its wholly-owned subsidiary Atlantic Research Corporation ("ARC") and ARC's 50% equity investment in BAG SpA, an Italian joint venture. Breed Technologies, Inc. a manufacturer of automotive safety restraint products, is a major customer of ARC, accounting for $69.9 million of ARC's 1998 annual sales and $59.8 million of ARC's sales in the first nine months of 1999. Additionally, Breed holds a 50% equity investment in BAG SpA. Breed Italian Holdings, S.r.l., a foreign subsidiary of Breed, is the sole customer of BAG SpA. BAG SpA, which purchases inflator components from ARC, accounted for $26.5 million of ARC's 1998 annual sales and $13.1 million of ARC's sales in the first nine months of 1999.

      On September 20, 1999 (the "Filing Date"), Breed and certain of its US subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Breed has received a commitment from its lending group for up to $125 million of debtor-in-possession financing which Breed expects to provide adequate funding for its post-petition trade and employee obligations. Subsequent to the Filing Date, ARC began shipping to Breed on a COD basis.

      As of September 30, 1999, ARC had receivables due from Breed US affiliates totaling $12.3 million. In addition, ARC had $1.4 million of receivables due from Breed foreign entities which are not part of the bankruptcy filing and $14.3 million of receivables due from BAG SpA. At September 30, 1999, BAG SpA had trade accounts receivable in the amount of approximately $19.6 million which were substantially all current and $1.3 million of net non-trade receivables due from Breed foreign entities which were not part of the filing. Neither ARC nor BAG SpA has any significant reserves related to Breed accounts receivable.

      At this time, Sequa Corporation is unable to predict to what extent, if any, ARC's receivables from Breed will not be collected or how Sequa's sales to Breed and its subsidiaries will be affected.

      In the opinion of management, the ultimate impact of Breed's financial difficulties is not expected to have a material adverse effect on Sequa's consolidated financial position, although Breed's situation could have a significant impact on Sequa's future results of operations.

YEAR 2000 COMPUTER ISSUE
------------------------

      Certain of Sequa's computer systems process transactions based on storing two digits for the year of a transaction rather than the full four digits. Such systems may not be programmed to consider the start of a new century and if so will encounter significant processing difficulties in the year 2000 ("Y2K"), unless they are fixed or replaced.

      Many of Sequa's operating units utilize purchased software, and related software maintenance agreements provide for upgrades which have addressed the Y2K issue. Sequa's estimate to become Y2K compliant includes the entire cost of new software, including software purchased primarily for reasons other than to address the Y2K issue. The costs of data processing personnel on staff are not included in the estimate, but outside consultants are included. As of September 30, 1999, management estimates that the total cost of hardware, software, training, testing and other costs related to Y2K issues will be approximately $23.9 million. As of September 30, 1999, $19.6 million of these costs has been incurred, with $12.8 million capitalized and the balance of approximately $6.8 million expensed. Sequa anticipates that approximately two thirds of the $4.3 million of estimated remaining costs will be capitalized. Future costs will be funded from Sequa's sources of funds, as discussed in the "Liquidity and Capital Resources" section of this MD&A.

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

------------------------

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

     Following is the assessment of the operating units' and the corporate departments' Y2K progress in the areas of application systems, technical infrastructure and facilities and equipment at September 30, 1999. While the Y2K remediation efforts are ongoing, the assessments provide a snapshot at a given point in time. In all tables in this Y2K section, the X in the status column means that this was the life cycle stage primarily being worked on at the time of the review. In the case of Gas Turbine, the figures in the status columns represent the number of units that are doing work in each of the life cycle stages. Blank spaces to the left of each X signify that these life cycle stages were complete at the time of the review. Blank spaces to the right of the X signify that while work may have started on these stages, the unit was still most heavily involved in the column marked with the X at the time of the review.

                                                        Status
                                              -------------------------


     Application systems                      I&A     R       T&I     PS
     -------------------                      ---     -       ---     --
      Gas Turbine                                     4         8     11
      Atlantic Research                                         X
      Precoat Metals                                                  X
      Warwick                                                         X
      MEGTEC Systems                                            X
      Can Machinery                                             X
      Casco Products                                                  X
      Men's Apparel                                                   X
      Corporate                                                 X

------------------------

                                                        Status
                                               ------------------------
     Technical infrastructure                 I&A     R       T&I     PS
     ------------------------                 ---     -       ---     --
      Gas Turbine                                     6         3     14
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


                                                         Status
                                               ------------------------
     Facilities & equipment                   I&A     R       T&I     PS
     ----------------------                   ---     -       ---     --
      Gas Turbine                                     2         7     14
      Atlantic Research                                         X
      Precoat Metals                                  X
      Warwick                                                         X
      MEGTEC Systems                                                  X
      Can Machinery                                                   X
      Casco Products                                                  X
      Men's Apparel                                                   X
      Corporate                                                       X

     Sequa has been reviewing, and continues to review, the Y2K readiness of its major suppliers and customers. Sequa has in place a program of requesting assurances of Y2K readiness from such suppliers and customers; however, certain of those third parties have either declined to provide requested assurances or have limited the scope of assurances to which they are willing to commit. Based on management's evaluation of these communications, Sequa currently has no knowledge of any significant third party Y2K non-compliance issues.

     Sequa continues to develop contingency plans which include, but are not limited to, securing alternative suppliers, maintaining increased inventory levels to diminish disruptions which may result from the Y2K issue, notifying customers of designated non-production days before and after year end, backing

------------------------

up all critical systems and making printouts of critical information for reference after the year end. The need for and extent of contingency plans is being evaluated by each of the operating units and corporate departments, and plans continue to be developed to the extent needed based on various factors, including: the unit's ongoing progress; the extent of significant identified problems or unknowns; overall evaluation of risk, etc. There can be no guarantee that Sequa's effort to be Y2K compliant will prevent a material adverse impact on its results of operations, financial condition or cash flows. If Sequa and/or third parties upon which Sequa relies are not fully Y2K compliant, the possible consequences could include: temporary plant closings; delays in the delivery of finished products; delays in the receipt of key purchased materials and services; invoice and collection errors; customer and vendor relations problems, etc. These consequences could possibly have a material adverse impact on Sequa's results of operations, financial condition and cash flows if Sequa is unable to conduct its business in the ordinary course. Sequa believes that its readiness program will reduce the likelihood, severity and duration of any possible disruptions. Sequa expects that its Y2K compliance program will be largely completed before December 31, 1999.

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

ENVIRONMENTAL MATTERS
---------------------

     Sequa's environmental department, under senior management direction, manages all activities related to Sequa's involvement in environmental clean-up. This department establishes the projected range of expenditures for individual sites with respect to which Sequa may be considered a potentially responsible party

---------------------

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

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $13 million to $29 million. At September 30, 1999, Sequa's balance sheet includes accruals for remediation costs of $21.6 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, it is currently estimated that remediation costs will be in the range of $5 million to $6 million during 1999 and between $4 million and $8 million during 2000. During the first nine months of 1999, actual expenditures for the remediation of previously contaminated sites were $3.9 million.

BACKLOG
-------

     The businesses of Sequa for which backlogs are significant are the Turbine Airfoils, Caval Tool, Turbocombuster Technology and Castings units of the Aerospace segment; the solid and liquid rocket motor operations of the Propulsion segment; and the can machinery, MEGTEC and men's apparel units of the Other Products segment. The aggregate dollar amount of backlog in these units at September 30, 1999 was $222.4 million ($305.4 million at December 31, 1998). The decline from year-end is attributable to a 40% backlog reduction at the Gas Turbine OEM units and an 18% reduction in the Propulsion segment. Sales of the men's apparel unit are seasonal, with stronger sales in the first six months of the year; accordingly, this unit's backlog is normally higher at December 31 than at any other time of the year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash used for operating activities was $17.3 million in the nine-month period of 1999, compared with $63.1 million provided by operating activities in the nine-month period of 1998. The primary reasons for the 1999 decline were the decrease in income before income taxes, higher levels of working capital requirements and an increase in foreign and state income taxes paid during the 1999 period. Net cash used for investing activities increased to $99.5 million in the nine-month period of 1999 from $71.5 million in the nine-month period of 1998. The major factors in the 1999 increase were the absence of $13.9 million in proceeds from the sale of a business during 1998 and $22.8 million of investments made during 1999 within the Aerospace segment, including a $12.8 million capital contribution to a joint venture. These increases in cash used for investing activities were partially offset by a $7.1 million decrease in expenditures for businesses purchased during the nine-month period of 1999. Net cash provided by financing activities in the nine-month period of 1999 was $435.0 million compared to net cash used for financing activities of $50.4 million in the nine-month period of 1998. The $485.4 million increase was primarily attributable to $487.7 million of net proceeds from the issuance in July 1999 of $500 million of 9% Senior Notes due 2009.

     Capital expenditures amounted to $70.3 million during the nine-month period of 1999 and $71.6 million during the nine-month period of 1998, with spending in the 1999 period concentrated in the Aerospace, Propulsion and Metal Coating segments. These funds were primarily used to upgrade existing facilities and equipment and to expand capacity. Sequa currently anticipates that capital spending in 1999 will be approximately $100 million and will be concentrated in the same segments.

     In July 1999, Sequa issued $500 million of 9% Senior Notes due August 1, 2009 under a shelf registration statement filed with the Securities and Exchange Commission in October 1998. The net proceeds from the offering were used to repurchase $85.5 million of accounts receivable previously sold under Sequa's Receivables Purchase Agreement, to pay down the $48.5 million outstanding under the revolving credit agreement and to repurchase $65.0 million principal amount of outstanding debt resulting in an extraordinary loss of $1.5 million, net of tax benefits of $0.8 million. The remainder of the net proceeds were invested in short-term interest-bearing instruments. On October 15, 1999, Sequa retired the $138.5 million principal amount of 9 5/8% Senior Notes then due. Sequa plans to retire the entire $80.6 million principal amount outstanding of its 8 3/4% Senior Notes and the entire $138.3 million principal amount outstanding of its 9 3/8% Senior Subordinated Notes on December 15, 1999, the date on which the call premiums on these two debt issues will decrease by a total of $3.9 million. Sequa currently anticipates

-------------------------------

that in the fourth quarter of 1999, the early retirement of these debt issues will result in an extraordinary loss of approximately $4.7 million, consisting of $4.3 million of call premiums and the $2.9 million write-off of associated debt issuance costs, net of tax benefits of approximately $2.5 million.

     Sequa has an issue with the Internal Revenue Service ("IRS") involving the 1989 restructuring of two subsidiaries. While management believes its tax position in this matter is appropriate, it has taken the conservative position of providing reserves to cover an adverse outcome. At September 30, 1999, the net amount involved was approximately $59 million, composed of the potential liability associated with the restructuring and related tax issues; interest expense, net of tax benefit, from the date of the resulting tax refund; and deferred tax assets for portions of tax loss and credit carryforwards which could be utilized in a settlement. Management has had preliminary settlement discussions with the IRS, and on October 1, 1998, Sequa made a deposit of $24 million with the IRS against the expected liability for additional tax and interest that may be assessed against Sequa related to certain of these tax matters. The deposit stops the running of interest with respect to the amounts deposited. Discussions have continued, and management currently believes there will be a final negotiated resolution of this matter in 2000, and that, in the event of an unfavorable resolution, Sequa will have sufficient resources available to make any additional negotiated or adjudicated payment.

     Management currently anticipates that cash flow from operations, proceeds from the divestiture of assets, the $150.0 million of credit available at November 5, 1999 under the revolving credit agreement, the $120.0 million of available financing under the Receivables Purchase Agreement at November 5, 1999, and the $400.3 million of cash and cash equivalents on hand at September 30, 1999 will be sufficient to repay $138.5 million principal amount of outstanding debt due upon maturity in October 1999, to retire in December 1999 principal amounts of outstanding debt aggregating $218.9 million and to fund Sequa's operations, niche acquisitions and airline spare parts inventory purchases for the next two years.

OTHER INFORMATION
-----------------

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Depending on the use of a derivative and whether it has been designated and qualifies as a hedge, gains or losses resulting from changes in the values of those derivatives would be recognized currently in earnings or reported as a component of other comprehensive

-----------------

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Sequa is involved in a number of claims, lawsuits and proceedings (environmental and otherwise) which arose in the ordinary course of business. Other litigation is pending against Sequa involving allegations that are not routine and include, in certain cases, compensatory and punitive damage claims. Included in this other class of litigation is an action commenced on July 11, 1995 by United Technologies Corporation (UTC), through its Pratt & Whitney division, against Chromalloy Gas Turbine Corporation (Chromalloy) in the United States District Court for the District of Delaware. The complaint sought unspecified monetary damages and injunctive relief based on alleged breaches of certain license agreements, alleged infringement of patents and misuse of Pratt & Whitney intellectual property. Chromalloy answered the complaint denying UTC's claims, and Chromalloy filed counterclaims against UTC seeking monetary, declaratory and injunctive relief based on UTC's breaches of license agreements, failure to return royalty over payments, patent invalidity, and patent misuse. For a detailed report on earlier developments in this matter, please see Sequa's Report on Form 10-K for the years ended December 31, 1997, and December 31, 1998, Reports on Form 10-Q for the quarters ended March 31, 1998, June 30, 1998, September 30, 1998, and March 31, 1999, and June 30, 1999 and its Report on Form 8-K, filed on September 10, 1998.

     The most recent significant events and the current status follow. On August 14, 1998, the Court issued a Memorandum Opinion and Order relating to Chromalloy's claim that UTC failed to provide information and approvals under the parties' 1985 Repair Agreement (the "Repair Approval Claim"). The Court identified eight separate contract breaches by UTC and granted Chromalloy all the relief it had requested on the Repair Approval Claim. On a separate claim relating to the Most Favored Nations clause (the "MFN Claim"), the Court also held that UTC had violated the 1985 Repair Agreement by failing to notify Chromalloy of the more favorable licensing terms, including lower royalty rates, that Pratt & Whitney negotiated with other component repair suppliers and to give Chromalloy the opportunity to accept the same terms. The trial on the monetary damages and other remedies being sought by Chromalloy on the MFN Claim, originally scheduled for July 1999 has been adjourned to yet an undetermined date. On February 19, 1999, Chromalloy moved for summary judgment with regard to the damages and remedies being sought on this claim. That motion is pending.

     UTC filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (the Federal Circuit) with regard to the portions of the federal district court's August 14, 1999 Order. UTC also sought a stay of that Order from the federal district court and the Federal Circuit. (UTC's motions to stay were both denied.) On August 25, 1999, the Federal Circuit issued a decision holding that the district court had erred in holding that res judicata does not apply to Chromalloy's Repair Approval Claim. The Federal Circuit reversed the lower court's denial of UTC's motion for partial summary judgment, and vacated the lower court's decision concerning that claim. On September 8, 1999, Chromalloy filed a Petition for a Rehearing with a Suggestion for Rehearing En Banc concerning the Federal Circuit's August 25 decision. On November 4, 1999, the Federal Circuit entered an Order denying the Petition for Rehearing, and declining the suggestion for Rehearing En Banc. The precise effect of the August 25 decision will not be known until further proceedings in the federal district court.

   Additional claims by both UTC and Chromalloy had been scheduled for trials in November 1998 and March 1999. On December 18, 1998, the parties agreed to resolve all of these remaining claims, except for one of Chromalloy's counterclaims and the issues discussed above. The settlement also does not affect the issues tried during the five-day bench trial in July 1998 on Chromalloy's claim for equitable relief under another of the parties' licensing agreements. It would be premature at this stage for management to make an evaluation of the likely outcome of Chromalloy's remaining claims.

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10.1   Waiver and Third Amendment (dated as of
                     February 19, 1999) to the $150 Million Credit Agreement, dated as of October 10, 1997, filed herewith.

              27.1   Financial Data Schedule, filed herewith.

         (b)  Reports on Form 8-K

              A report on Form 8-K was filed on September 29, 1999 in connection with Breed Technologies, Inc.'s filing for reorganization under Chapter 11 of the United
              States Bankruptcy Code.

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











November 15, 1999