Form 10-K
period 1999-12-31
SEQUA CORP /DE/
filed 2000-03-28
CIK 95301

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999 Commission file number 1-804

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
Class A Common Stock, no par value         New York Stock Exchange
Class B Common Stock, no par value         New York Stock Exchange
$5.00 Cumulative Convertible
 Preferred Stock, $1.00 Par Value          New York Stock Exchange
9% Senior Notes, Due
 August 1, 2009                            New York Stock Exchange


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

The aggregate market value of registrant's voting stock (Common and Preferred) held by nonaffiliates as of March 15, 2000 was $131,557,817.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

               Class                             Outstanding at March 15, 2000
               -----                             -----------------------------
Class A Common Stock, no par value                         7,041,510
Class B Common Stock, no par value                         3,329,780

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for its annual meeting of stockholders scheduled to be held on May 4, 2000 are incorporated by reference into Part III.

                               SEQUA CORPORATION

                                   FORM 10-K

                                 * * * * * * *

                                    PART I
                                    ------

ITEM 1.  BUSINESS
-----------------

(a)  General development of business.  Sequa Corporation
     --------------------------------
("Sequa"), which was incorporated in 1929, is a diversified industrial company that produces a broad range of products through operating units in five business segments: Aerospace, Propulsion, Metal Coating, Specialty Chemicals, and Other Products. Information with respect to material acquisitions and dispositions is included in Note 17 to the Consolidated Financial Statements on pages 60 and 61 of this Annual Report on Form 10-K and is incorporated herein by reference.

(b)  Financial information about business segments.  Segment
     ----------------------------------------------
information is included in Note 22 to the Consolidated Financial
Statements on pages 64 through 67 of this Annual Report on Form
10-K and is incorporated herein by reference.

(c)  Narrative description of business.  The following is a
     ----------------------------------
narrative description of the business segments of Sequa:

Aerospace
---------
     The Aerospace segment consists solely of Sequa's largest operating unit, Chromalloy Gas Turbine (Gas Turbine). Gas Turbine repairs and manufactures components for jet aircraft engines. A major independent supplier in the repair market, Gas Turbine provides domestic and international airlines with technologically advanced repairs and coatings for turbine airfoils and other critical engine components. In addition, the unit repairs components for land-based turbine engines. The unit also supplies components to the manufacturers of jet engines and serves both the general aviation and military markets.

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

Propulsion
----------
     The Propulsion segment consists solely of Atlantic Research Corporation (ARC), a supplier of solid rocket fuel propulsion systems since 1949. ARC is a leading developer and manufacturer of advanced rocket propulsion systems, gas generators and auxiliary rocket motors, and engages in research and development relating to new rocket propellants and advanced engineered materials. For the military contract market, ARC produces propulsion systems primarily for tactical weapons. For space applications, ARC produces small liquid fuel rocket engines designed to provide attitude and orbit control for a number of satellite systems worldwide.

     ARC's strategy has been to pursue opportunities to develop products for commercial markets in order to reduce its reliance on defense-related business. ARC pioneered the development of hybrid inflators for automotive airbags. ARC produces both energetic materials for airbag deployment as well as inflators for driver, passenger and side airbags.

Metal Coating
-------------
     The Metal Coating segment consists solely of Precoat Metals, (Precoat) which is a leader in the application of protective and decorative coatings to continuous steel and aluminum coils. Precoat's principal market is the building products industry, where coated steel is used for the construction of pre-engineered building systems, and as components in the industrial, commercial, agricultural and residential sectors. Precoat also serves the container industry, where the division has established a position in the application of coatings to steel and aluminum stock used to fabricate metal cans and can lids. In addition, the division has established a presence in other product markets, including heating, ventilating and air conditioning units, truck trailer panels and office equipment.


Specialty Chemicals
-------------------
     The Specialty Chemicals segment is composed solely of Warwick International, which is a leading producer and supplier of TAED, a bleach activator for laundry and dishwasher powdered and tablet detergent products. TAED is primarily used in oxygen-based bleaching systems to increase the cleaning power of detergent at low wash temperatures. These bleaching systems are used primarily in international markets, principally in Europe. The unit is extending its TAED capabilities to large industrial markets, such as textile bleaching and pulp and paper processing, and continues to expand a network of European chemical distributors that supply specialty products for use in plastics, inks, resins, pharmaceuticals, petrochemicals, cosmetics and ceramics.

Other Products
--------------
     This segment is composed of four ongoing businesses: MEGTEC Systems (MEGTEC), Sequa Can Machinery, Casco Products (Casco), and the Men's Apparel unit. This segment also included two operations, Sequa Chemicals and Northern Can Systems, which were divested in 1998 and 1997, respectively.

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

     Sequa Can Machinery. Sequa Can Machinery designs and manufactures equipment for the two-piece can industry. At a facility on the East Coast, Sequa Can Machinery manufactures high-speed equipment to coat and decorate two-piece beverage cans. With the largest installed base of equipment in the field, Sequa Can Machinery also supplies upgrade kits and spare parts and maintains an extensive support service program. The division's product development team has improved the technology of precision printing to achieve higher speeds without compromising quality. The current generation of equipment runs at a rate of more than 2,000 cans per minute, applying an even base coat and printing crisp, clear images in up to eight colors. At its West Coast plant, Sequa Can Machinery produces equipment used to form the cup and body of two-piece metal cans. The latest generation of cupping equipment supports two high speed can lines, producing up to 4,000 shallow cups per minute. Sequa Can Machinery's newest bodymaker operates at a rate up to 450 strokes per minute. At its plant in Ohio, Sequa Can Machinery designs and manufactures tooling and turnkey systems used in the can making process. It has developed products to broaden the range of metal containers to include aerosol and other specialty products such as oil cans, oil filters and non-round cans.

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

                      Markets and Methods of Distribution
                      -----------------------------------

     The Aerospace segment markets its gas turbine engine component repair and manufacturing services primarily to the major airlines of the world, to the manufacturers of commercial jet engines and to the military. Gas Turbine's products and services are marketed directly and through sales representatives working on a commission basis. A portion of Gas Turbine's sales is made pursuant to contracts with various agencies of the United States Government, particularly the Air Force, with which Gas Turbine has had a long-term relationship.

     The Propulsion segment markets its rocket propulsion systems generally on a subcontract basis under various defense programs of the United States Government. Among the programs currently in production are the Army Extended Range Multiple Launch Rocket System, Extended Range Army Tactical Rocket System, Javelin, Stinger, Tomahawk, Standard Missile, Sidewinder, PAC-3 and Trident. In the fourth quarter of 1999, ARC won a 12-year contract valued at approximately $60 million (including options) to refurbish the post boost control system on the US Government Minuteman III missile. In addition, ARC markets its automotive airbag components to automotive customers in the US and overseas. For at least the next several years, sales of airbag inflators are largely dependent on ARC's largest customer, Breed Technologies, Inc. (Breed), which, along with certain of its US subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in September 1999. Future sales of energetic components for inflators are dependent on BAG SpA, a 50% owned Italian affiliate. Further information with respect to Breed is included in the discussion on pages 22 and 23 of this Annual Report on Form 10-K under the heading "Risk/Concentration of Business," which is incorporated herein by reference.

     Sequa's Metal Coating segment sells its coating services to regional steel and aluminum producers and distributors, building product manufacturers, merchant can makers and manufacturers of other diverse products.

     The Specialty Chemicals segment sells TAED-based detergent chemicals directly to major producers of household and industrial cleaning products and paper and textile manufacturers. Specialty products for use in plastics, inks, resins, pharmaceuticals, petrochemicals, cosmetics and ceramics are sold through a network of wholly owned chemical distributors.

     Businesses in the Other Products segment serve distinct markets and have individual methods of distribution. MEGTEC Systems sells auxiliary press equipment directly to international web printing press manufacturers and to their customers, and markets emission control equipment and industrial drying systems directly to customers in the coating, converting and metal finishing industries. Sequa Can Machinery sells its can forming and decorating equipment directly to the international container manufacturing industry. Casco sells cigarette lighters, power outlets and various electronic monitoring devices directly to the automotive industry. The Men's Apparel unit sells its formalwear to rental and retail customers, primarily through independent sales representatives.

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

     Sequa, through its Gas Turbine operations, is a leader in the development and use of advanced metallurgical and other processes to repair, manufacture and coat blades, vanes and other components of gas turbine engines used for commercial and military jet aircraft. Gas Turbine's divisions compete for turbine engine repair business with a number of other companies, including the original equipment manufacturers (OEMs). Such OEMs generally have obligations (contractual and otherwise) to approve vendors to manufacture components for their engines and/or perform repair services on their engines and components. Gas Turbine has a number of such approvals, including licensing agreements, which allow it to manufacture and repair certain components of flight engines. The loss of approval by one of the major OEMs to manufacture or repair components for such OEM's engines could have an adverse effect on Gas Turbine, although management believes it has certain actions available to it to mitigate this effect.

     Sequa's rocket propulsion business competes with several other companies for defense business. In some cases, these competitors are larger than Sequa and have substantially greater resources. Government contracts in this area are generally awarded on the basis of proven engineering capability and price. Sequa's ability to compete is enhanced by the US Government's need for alternative sources of supply under these contracts. The liquid propulsion unit operates primarily in the commercial satellite market and competes on the technical capabilities of its products and on price.

     ARC is a second tier automotive supplier that supplies airbag inflators to first tier airbag module (airbag, inflator and covers) suppliers, many of whom have their own inflator capabilities. The unit competes on product capabilities, energetics expertise, quality and price. Breed, ARC's largest customer, is supplied under the terms of a long-term contract. Under an Agreed Order and Stipulation that was entered with the Bankruptcy Court, ARC and Breed have agreed to enter into negotiations to modify the long-term supply contract. If these negotiations are unsuccessful, Breed must assume or reject the existing contract no later than May 1, 2000, unless the deadline is extended by the mutual consent of the two parties. Further information with respect to Breed is included in the discussion on pages 22 and 23 of this Annual Report on Form 10-K under the heading "Risk/Concentration of Business," which is incorporated herein by reference.

     Sequa's Precoat Metals operation is a leading independent domestic coater of coiled steel for metal building panels.
Precoat competes in all its markets based on price, quality, customer service and technical capabilities.

     Sequa's Specialty Chemicals segment competes in each of its markets with several other manufacturers, one of which is larger and has greater resources than Sequa. This segment competes in the detergent additive market with its TAED products based on breadth of product offerings and performance characteristics, quality and price. In the European chemical distribution market, it competes primarily on the technical expertise of its sales force and the breadth of its product offerings.

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

Sequa's automotive products manufacturer is the world's leading producer of cigarette lighters for both the original equipment market and the auto aftermarket and competes on the basis of price, quality and customer service. The Men's Apparel unit is the leading domestic producer of men's formalwear and competes on the basis of design, quality of manufacturing and price.

                                 Raw Materials
                                 -------------

     Sequa's businesses use a wide variety of raw materials and supplies. Generally, these have been available in sufficient quantities to meet requirements, although occasional shortages have occurred.

                               Seasonal Factors
                               ----------------

     With the exception of the Men's Apparel business, which has stronger sales in the first six months of the year, Sequa's businesses are not considered seasonal to any significant extent.

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

                                Major Customers
                                ---------------

     No single commercial customer accounted for more than 10% of consolidated sales during the past three years. Prime and subcontracts with all government agencies accounted for approximately 10% of sales in 1999, 9% of sales in 1998 and 10% of sales in 1997. One customer accounted for approximately 29% of the Propulsion segment's 1999 sales. Further information with respect to this customer is included in the discussion appearing on pages 22 and 23 of this Annual Report on Form 10-K under the heading "Risk/Concentration of Business," which is incorporated herein by reference. In the Specialty Chemicals segment, one customer accounted for approximately 29% of the segment's 1999 sales, and the top three customers accounted for approximately 49% of the segment's 1999 sales. All of these customers are well known international consumer products companies that Warwick International has been doing business with for many years.

                                    Backlog
                                    -------

     Backlog information is included in the Management's
Discussion and Analysis of Financial Condition and Results of
Operations on page 26 of this Annual Report on Form 10-K and is incorporated herein by reference.

                            Maintenance and Repairs
                            -----------------------

     Expenditures for maintenance and repairs of $47.8 million in 1999, $50.7 million in 1998 and $50.9 million in 1997 were expensed as incurred, while betterments and replacements were capitalized.


                           Research and Development
                           ------------------------

     Research and development costs, charged to expense as incurred, amounted to $20.0 million in 1999, $21.4 million in 1998 and $13.3 million in 1997. The increase during 1998 primarily resulted from research and development related to new automotive airbag inflator products.

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

     The Pennsylvania Department of Environmental Protection entered into a Consent Decree with Sequa in 1990 providing for the performance of a remedial investigation and feasibility study with respect to the same alleged groundwater contamination in Dublin. The US Environmental Protection Agency also placed the site on the Superfund List in 1990 and, in conjunction therewith, entered into a Consent Agreement with Sequa on December 31, 1990. The investigation for the final remedy is still in progress.

     The State of Florida issued an Administrative Order in 1988 requiring TurboCombustor Technology, Inc. (TCT), a subsidiary of Gas Turbine, to investigate and to take appropriate corrective action in connection with alleged groundwater contamination in Stuart, Florida. The contamination is alleged to have arisen from a 1985 fire which occurred at TCT's former facility in Stuart. The City of Stuart has subsequently constructed and is operating a groundwater remediation system. Sequa negotiated a conditional settlement with the City of Stuart in October 1994 whereby it would contribute its ratable share of the capital and operating costs for the groundwater treatment system. On February 14, 2000, the Stuart City Commission approved the execution of the settlement. Sequa estimates the amount to be paid in settlement plus additional groundwater sampling and analysis will be approximately $2 million to be paid over a ten-year period beginning in the second quarter of 2000.

     In September 1993, fourteen homeowners residing in West Nyack, New York served a complaint on Gas Turbine and others alleging, among other things, that contamination from a former Gas Turbine site caused the plaintiffs' alleged property damage. Gas Turbine believes it has strong defenses under New York law to the plaintiffs' complaint. Gas Turbine entered into a Consent Order with the New York Department of Environmental Conservation
(DEC) on February 14, 1994, to undertake the remedial investigation and feasibility study (RI/FS) relating to the alleged contamination in the vicinity of the former Gas Turbine site. The RI/FS was submitted to the DEC for its review in 1998. The DEC submitted their comments on the RI/FS to Sequa in 1999 and negotiations are still in progress.

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At December 31, 1999, the potential exposure for such future costs is estimated to range from $15 million to $27 million, and Sequa's balance sheet includes accruals for remediation costs of $23.4 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, Sequa's actual cash expenditures for remediation of previously contaminated sites were $4.9 million in 1999, $8.2 million in 1998 and $9.7 million in 1997. Sequa anticipates that remedial cash expenditures will be between $4 million and $7 million during 2000 and between $4 million and $6 million during 2001. Sequa's capital expenditures for projects to eliminate, control or dispose of pollutants were $1.6 million, $2.3 million and $4.6 million in 1999, 1998 and 1997, respectively. Sequa anticipates annual environmental-related capital expenditures to be approximately $6 million during 2000 and $2 million during 2001. Sequa's operating expenses to eliminate, control and dispose of pollutants have averaged approximately $11 million per year during the last three years. Sequa anticipates that environmental operating expenses will be approximately
$11 million per year during 2000 and 2001.

                                  Employment
                                  ----------

     At December 31, 1999, Sequa employed approximately 11,800 people of whom approximately 3,200 were covered by union contracts.

     The approximate number of employees attributable to each reportable business segment as of December 31, 1999 was:

                                               Approximate
   Segment                                 Number of Employees
   -------                                 -------------------
  Aerospace                                       6,800
  Propulsion                                      1,550
  Metal Coating                                     750
  Specialty Chemicals                               400
  Other Products                                  2,200
  Corporate                                         100
                                                 ------
  Total                                          11,800
                                                 ======

Sequa considers its relations with employees to be generally satisfactory. Sequa maintains a number of employee benefit programs, including life, medical and dental insurance, pension and 401(k) plans.

(d)  Foreign Operations.  Sequa's consolidated foreign operations
     -------------------
include Gas Turbine's operations in England, France, Israel, Mexico, Netherlands and Thailand within the Aerospace Segment; ARC's liquid rocket motor business in England within the Propulsion segment; detergent chemicals operations in Wales and chemical distribution operations in France, Italy, Spain, Portugal and South Africa within the Specialty Chemicals segment; the auxiliary press equipment suppliers in France, Germany, Singapore, Sweden and the United Kingdom, and the automotive products operations in Germany, Italy and Brazil in the Other

Products segment. Sales and long-lived assets attributable to foreign countries are set forth in Note 22 to the Consolidated
Financial Statements on page 67 of this Annual Report on Form
10-K and are incorporated herein by reference.

ITEM 2.  PROPERTIES
-------------------

Aerospace
---------

    Gas Turbine operates over 40 plants in eleven states and six foreign countries, which have aggregate floor space of 3,200,000 square feet, of which 1,800,000 square feet is owned and 1,400,000 square feet is leased. The leases covering facilities used in this business have various expiration dates, and some have renewal or purchase options.

    Facilities in this segment are adequate and suitable for the business being conducted and operate at a moderate level of utilization.

Propulsion
----------

    ARC operates ten manufacturing and research facilities in six states and one manufacturing facility in the United Kingdom with aggregate floor space of 1,850,000 square feet. The segment owns 150,000 square feet and leases 1,700,000 square feet. The largest lease, expiring in 2002 with renewal options through 2014, is for a 937,000 square foot facility in Arkansas. The segment also holds a lease on a 270,000 square foot facility in Virginia that expires in 2012. Other leased production facilities are located in Tennessee, New York, California, West Virginia and the United Kingdom.

    Facilities in this segment are suitable and adequate for the business. Utilization at various facilities ranges from moderate to high.

Metal Coating
-------------

    The Precoat Metals operation owns seven manufacturing facilities in six states with a total of 1,300,000 square feet of manufacturing and office space. An additional 142,000 square feet of office space and warehouse space is leased in Illinois and Missouri.

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

Other Products
--------------

    MEGTEC owns manufacturing and office facilities in Wisconsin with aggregate floor space of 314,000 square feet and a facility in France with aggregate floor space of 62,000 square feet. MEGTEC also leases a manufacturing plant and four sales offices and owns a storage facility in Europe with a total of 93,000 square feet and leases a 2,500 square foot sales office in Singapore.

    The Sequa Can Machinery operation owns two plants in the United States with aggregate floor space of 228,000 square feet and leases manufacturing and office space of 16,000 square feet.

    The automotive products subsidiary, Casco, leases a 168,000 square foot plant in Connecticut, a 1,600 square foot sales office in Michigan, a 37,500 square foot manufacturing facility in Italy, and a 9,900 square foot facility in Brazil. Casco owns an 81,000 square foot plant in Germany and a 39,000 square foot plant in Kentucky.

    The Men's Apparel unit owns manufacturing and office facilities in Georgia with aggregate floor space of 158,000 square feet. This unit also leases 1,250 square feet of office space in Hackensack, New Jersey.

    Facilities in this segment are adequate and suitable for the business being conducted. Casco and Men's Apparel facilities operate at high utilization rates, while MEGTEC's operate at a moderate utilization rate. Sequa Can Machinery facilities currently operate at a low utilization rate due to economic difficulties in key export markets of Asia and South America.

Corporate
---------

    Sequa leases 57,000 square feet of corporate office space in New York, New York and Hackensack, New Jersey.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

    Information with respect to Sequa's legal proceedings is included in Note 23 to the Consolidated Financial Statements on pages 67 through 69 of this Annual Report on Form 10-K and is incorporated herein by reference. Additional information on environmental matters is covered in the Environmental Matters section on pages 25 and 26 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

    None

ITEM 4A.             EXECUTIVE OFFICERS OF THE REGISTRANT
--------             ------------------------------------

    The following information is furnished pursuant to General
Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of
Regulation S-K with respect to the executive officers of the
Company:

    Name                     Age        Position Held
    ----                     ---        -------------

Norman E. Alexander          85         Chairman of the Board, Chief
                                        Executive Officer, Director and
                                        member of the Executive
                                        Committee

John J. Quicke               50         President, Chief Operating
                                        Officer, Director and member of
                                        the Executive Committee

Stuart Z. Krinsly            82         Senior Executive Vice President
                                        - General Counsel, Director and
                                        member of the Executive
                                        Committee

Martin Weinstein             64         Executive Vice President, Gas
                                        Turbine Operations and Director

Howard M. Leitner            59         Senior Vice President, Finance

William P. Ksiazek           52         Vice President and Controller


    Sequa is not aware of any family relationship among any of the above-named executive officers. All of the above-named executive officers have been employed by Sequa in the same or a similar capacity for at least five years, except for Mr. Leitner. Mr. Leitner was elected Senior Vice President, Finance by the Board of Directors on December 16, 1999. Prior to joining Sequa, Mr. Leitner was Senior Vice President and Chief Financial Officer (1980-1986 and 1995-1999) and was president (1986-1995) of Chock
Full O'Nuts Corporation (a beverage products manufacturing company). Each of such officers holds his office until his successor shall have been chosen and qualified by the Board of Directors at its annual meeting, subject to the provisions of
Section 4 of Article IV of the Company's By-Laws relative to resignation of officers and Section 5 of Article IV of the Company's By-Laws relative to removal of officers.


                                    PART II
                                    -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------   -------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------

(a)  Market Information.

    The following table sets forth the high and low sales prices of Sequa Class A common stock and Sequa Class B common stock for the calendar periods indicated on the Exchange Composite Tape, as reported by the National Quotation Bureau Incorporated:


                             SEQUA CLASS A              SEQUA CLASS B
                           -----------------           ---------------
                           High          Low           High        Low
                           ----          ---           ----        ---


1999
First Quarter             60 7/8       44             73          67 3/4
Second Quarter            70           47 13/16       71 1/2      67 5/16
Third Quarter             72 3/4       61 7/8         77 1/2      66
Fourth Quarter            61 7/8       48 7/8         66 1/2      54 1/4

1998
First Quarter             75 7/8       63 7/8         80          73 7/8
Second Quarter            75 1/4       65 7/16        85 3/4      78 3/4
Third Quarter             74           56 1/8         81 1/2      73 1/8
Fourth Quarter            66 3/8       45 3/4         75 1/2      68



     Shares of Sequa Class A common stock and Sequa Class B common stock are listed on the New York Stock Exchange. There were approximately 2,200 holders of record of the Sequa Class A common stock and approximately 470 holders of record of the Sequa Class B common stock at March 15, 2000.

(c)  Dividends.

     During the years ended December 31, 1999 and 1998, no dividends were declared on Sequa Class A common shares or Class B common shares. Sequa has no present intention to pay cash dividends on its common shares.

ITEM 6.  SELECTED FINANCIAL DATA
------   -----------------------

   The following table sets forth selected financial information for, and as of the end of, each of the five years in the period ended December 31, 1999. Such information should be read in conjunction with Sequa's Consolidated Financial
Statements and Notes thereto, filed herewith.

(Amounts in millions, except per share data)

YEAR ENDED DECEMBER 31,                 1999         1998*       1997        1996        1995
---------------------------            ------       ------      ------      ------      ------
OPERATING RESULTS
  Sales                               $1,699.5    $1,802.4    $1,595.1    $1,459.0    $1,414.1
  Operating income                        94.5       105.5        84.7        65.2        67.9
  Income before
    extraordinary item                    27.8        63.9        19.6         9.6         8.8
  Extraordinary loss                      (5.7)         -           -         (0.4)         -
                                      --------    --------    --------    --------    --------
  Net income                          $   22.1    $   63.9    $   19.6    $    9.2    $    8.8
                                      ========    ========    ========    ========    ========


BASIC EARNINGS PER SHARE
  Income before
    extraordinary item                $   2.48    $   6.01    $   1.66    $    .65    $    .57
  Extraordinary loss                      (.55)        -           -          (.04)        -
                                      --------    --------    --------    --------    --------
  Net income                          $   1.93    $   6.01    $   1.66    $    .61    $    .57
                                      ========    ========    ========    ========    ========

DILUTED EARNINGS PER SHARE
  Income before
    extraordinary item                $   2.48    $   5.87    $   1.66    $    .65    $    .57
  Extraordinary loss                      (.55)        -           -          (.04)        -
                                      --------    --------    --------    --------    --------
  Net income                          $   1.93    $   5.87    $   1.66    $    .61    $    .57
                                      ========    ========    ========    ========    ========

CASH DIVIDENDS DECLARED
  Preferred                           $   5.00    $   5.00    $   5.00    $   5.00    $   5.00

FINANCIAL POSITION
  Current assets                      $  680.3    $  715.9    $  695.8    $  612.2    $  621.2
  Total assets                         1,671.7     1,624.1     1,591.7     1,548.2     1,622.0
  Current liabilities                    300.7       337.9       366.7       302.7       324.7
  Long-term debt                         569.9       500.7       508.7       531.9       563.2
  Shareholders' equity                   668.9       665.5       594.4       590.8       576.6


       * Income results for 1998 include gains on the divestiture of operations that increased after-tax income by $35.2 million or $3.43 per basic share.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------   -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

OPERATING RESULTS 1999 - 1998

SALES

     Sales of the Aerospace segment (Chromalloy Gas Turbine) declined 5% in 1999, as a 4% increase in aftermarket repair sales was more than offset by a sharp decline in sales to the aircraft engine manufacturers. While the increase in sales to the commercial aviation repair market reflects a generally higher level of overall demand, the advance was derived principally from contracts with major airlines to provide repair services and inventory management. These benefits were tempered by the continuing effects of competition from the jet engine manufacturers. The increase in military repair sales was driven by Chromalloy's share of sales from a seven-year program to privatize Kelly Air Force Base in San Antonio, Texas. This program, which was awarded in February 1999, began to contribute revenues in the second half of 1999. The decline in sales to the engine manufacturers primarily reflects three factors: a slowdown in demand for new aircraft engines; a loss of business due to global outsourcing programs; and the absence of sales from a United Kingdom unit divested in mid-1998, which had contributed sales of $8.7 million in 1998. The 1999 trends in both repair and OEM sales are expected to continue in 2000.

     Sales of the Propulsion segment (Atlantic Research Corporation (ARC)) advanced 3% in 1999, as an 11% increase in solid propellant rocket motors was partially offset by a decline in sales of automotive airbag inflator products. Liquid propulsion sales were on a par with 1998. The advance in solid rocket motor sales primarily reflects an enhanced position in the market. The decline in airbag inflator products reflects reduced sales of energetic components to BAG SpA, a 50%-owned affiliate in Europe. This decline was partially offset by higher sales of airbag inflators, although a shift to lower-priced advanced products tempered the magnitude of the volume increase. For at least the next several years, sales of airbag inflators are largely dependent on ARC's largest customer, Breed Technologies, Inc. (Breed), which, along with certain of its US subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in September 1999. Future sales of energetic components for inflators are dependent on BAG SpA. (See the Risk/Concentration of Business section of this MD&A for additional information.) In the liquid propulsion portion of ARC's business base, the benefit of sales added by a late-1998 United Kingdom acquisition was offset by weakness in the US commercial satellite market. In the fourth quarter of 1999, the liquid rocket motor operation won a 12-year contract valued at approximately $60 million (including options) to refurbish the post boost control system on the US Government Minuteman III missile.

     Sales of the Metal Coating segment (Precoat Metals) rose 4% in 1999, with increases in each of its major market areas: building products, containers and manufactured products. The overall increase was tempered by the effect of sales lost when a major building products customer acquired internal coating capacity in the second quarter of 1998. On a pro forma basis to exclude the impact of these lost sales, segment sales increased 8% in 1999.

     Sales of the Specialty Chemicals segment (Warwick International) rose 3% (6% in local currency) in 1999, with increases in both TAED-based products and the distribution of specialty chemicals. The benefit of a strong volume increase in TAED was partially offset by the impact the strong British Pound Sterling had on pricing in the international marketplace. Demand for TAED rose sharply following the successful introduction by Warwick's customers of new detergent tablets. Demand was particularly strong in the fourth quarter and management currently anticipates that it will remain high at least through the first quarter of 2000. The benefit of this increased volume in the first quarter of 2000 will be unfavorably affected by further pricing pressures created by the continued strengthening of the British Pound Sterling against other key currencies.

     Sales of the Other Products segment declined 22% in 1999, largely due to the late-1998 disposition of the domestic chemicals unit. On a pro forma basis, to eliminate the $74.0 million of sales added by the chemicals unit in 1998, sales of ongoing businesses in the segment declined 4% in 1999. Sales of the MEGTEC unit declined 2% in 1999, as a sharp decline in the North American graphic arts industry more than offset the benefit of sales added by the February 1999 acquisition of Thermo Wisconsin and higher sales of emission control equipment. Sales to the industrial products market were on a par with 1998. Based on year-end backlog, management anticipates a weak first quarter 2000. Sales of the can machinery unit declined 38% in 1999 as a result of economic difficulties in its key export markets of Asia and South America. Management does not currently anticipate a significant sales recovery in 2000. Sales of the automotive products supplier, Casco Products, increased 23% in 1999, led by sales of Schoeller & Co. GmbH, a German automotive products supplier acquired in June 1999, and by strong worldwide demand for lighters and power outlets. Sales of the Men's Apparel unit increased 3% in 1999, reflecting continued strong demand for formal attire. This unit is expected to continue to generate strong sales in the first quarter of 2000.

OPERATING INCOME

Operating income in the Aerospace segment was modestly higher in 1999 than in 1998. Units primarily serving the repair aftermarket posted improvement, due to the benefits of higher sales and cost control programs. The results of OEM units were lower, due primarily to a combination of reduced volume and pricing constraints. Overall operating income for the segment reflects the effect of increased expenses to develop advanced processes and products, higher selling and administrative costs, and the absence of $1.3 million of profit from a U.K. business divested in mid-1998. Both years were also affected by legal expenses related to litigation with the Pratt & Whitney division of United Technologies Corporation, which amounted to $0.9 million in 1999 and $5.5 million in 1998.

     Operating income in the Propulsion segment declined 53% in 1999, with each of the three major product areas down from 1998 levels. The automotive airbag decline was primarily attributable to lower margins, due to changes in mix, volume and price. Cost reduction programs began to offset these factors as the year progressed. The liquid rocket motor product line was affected by a weak US commercial satellite market, costs related to a newly acquired unit in the United Kingdom, and higher bid and proposal costs on several key programs, of which two have been won, and one is still pending. The decline in the solid rocket motor business was primarily caused by lower margins resulting from the mix of sales and the impact of lower advanced materials sales.

     Operating income in the Metal Coating segment advanced 29%. Despite continuing margin pressures in its major markets, the unit improved profitability through a combination of extensive cost reduction programs, quality improvement initiatives and higher sales.

     Operating income in the Specialty Chemicals segment was up 4% in 1999, as the benefit of a strong volume gain in detergent chemical sales was partially offset by the effect of currency factors -- both on marketplace pricing and on the translation of results into US dollars. Comparisons for the first quarter of 2000 will be unfavorably affected by currency factors, as the British Pound Sterling has strengthened further against other key currencies.

     Operating income in the Other Products segment was 47% lower in 1999. On a pro forma basis, to eliminate the $3.1 million of 1998 profit from the now divested domestic chemicals unit, operating income was 38% lower. The principal factor in the decline was an unfavorable swing of $6.0 million in the results of MEGTEC, which had recorded a profit in 1998. The 1999 MEGTEC loss reflects pricing pressures in key markets, combined with a high level of research and development spending and the expenses related to the integration of two businesses acquired during the year. Based on year-end backlog, management anticipates that MEGTEC will report a loss for the first quarter of 2000. Operating income at the can machinery unit declined 32% in 1999, as the impact of lower sales was partially offset by a favorable sales mix shift and the absence of 1998 losses and shutdown costs at a Texas facility. Profits of Casco Products, the automotive products supplier, were on a par with 1998, as profits added by the recently acquired German unit and improved results at the Brazilian and Italian operations were offset by the effects of continued margin pressures on domestic operations. Profits of the Men's Apparel unit advanced, benefiting from higher sales and strict cost control.

INTEREST EXPENSE

The increase in interest expense of approximately $9.0 million was due to an increase in average borrowings resulting from the issuance in July 1999 of $500 million of 9% Senior Notes due 2009, and to support Sequa's working capital needs. See the Liquidity and Capital Resources section of this MD&A regarding the use of proceeds of this debt offering.

INTEREST INCOME

The increase in interest income of approximately $3.4 million was primarily due to the proceeds from the 9% Senior Notes issued in July 1999 which were temporarily invested in short-term instruments.

EQUITY IN LOSS/INCOME OF UNCONSOLIDATED JOINT VENTURES

Sequa has investments in numerous unconsolidated joint ventures which amounted to $42.4 million and $11.1 million at December 31, 1999 and 1998, respectively. Sequa's equity in the net losses of these joint ventures was $2.9 million in 1999 and $4.9 million in 1998 (which included a $2.1 million permanent impairment write-down related to a joint venture producing advanced titanium matrix composite fibers). The largest of these joint ventures are discussed in the following paragraphs.

     During 1999 and 1998, Sequa had an investment in BAG SpA, an Italian company which manufactures and markets hybrid inflators for automotive airbags. In 1998, Sequa owned one of three equal interests in the venture, along with Breed (whose Italian subsidiary Breed Italian Holdings S.r.l. (BIH) is the venture's only customer) and a subsidiary of Fiat Avio. In April 1999,

Sequa and Breed purchased equal shares from the Fiat Avio subsidiary, increasing their ownership to 50% each. In September 1999, Breed and certain of its US subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. In December 1999, letters of credit issued by Sequa and Breed to guarantee BAG SpA's bank debt and other liabilities were drawn upon, in the case of Sequa in the amount of $10.4 million. At December 31, 1999, Sequa's investment in BAG SpA, including earlier contributions and the funds transferred under the letters of credit, totaled $18.5 million. In January 2000, ARC, ARC Automotive Italia (a newly established subsidiary), BAG SpA and Breed signed a contract which provides for ARC Automotive Italia to acquire certain of the assets and the automotive inflator business of BAG SpA. The closing of this transaction is subject to several significant conditions, including the approval of the Bankruptcy Court overseeing Breed's reorganization and the completion of several other key agreements. See the Risk/Concentration of Business section of this MD&A for additional information.

     Sequa's share of the losses of the airbag joint ventures was $1.9 million in 1999 and $3.7 million in 1998, which included one month of 1998 losses of BAICO, the former domestic inflator joint venture, which became wholly owned on January 28, 1998.

     Chromalloy Gas Turbine has several 50/50 joint venture partnerships, two of which are significant. The first is Advanced Coatings Technologies (ACT), a joint venture with United Technologies Corporation which owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts. The second, Pacific Gas Turbine (PGT), was formed in 1999 with Willis Lease Finance. PGT overhauls and tests certain jet engines. Sequa's investment in these two Gas Turbine partnerships at December 31, 1999 was $13.4 million and its investment in ACT at December 31, 1998 was $1.8 million. Sequa's equity share of earnings was $0.2 million in 1999 and $1.8 million in 1998.

     Precoat Metals has a 50/50 partnership with NCI Building Systems, Inc. in Midwest Metal Coatings (MMC) to coat coils of heavy gauge steel for structural components used in the building products market. Sequa's investment in MMC at December 31, 1999 and 1998 was $9.5 million and $6.8 million, respectively, and its equity share of losses in the start up phase of MMC was $0.5 million in 1999 and $0.1 million in 1998.

OTHER, NET

In 1999, Other, net included $3.9 million of gains on the sale of excess real estate; $2.7 million of income related to the demutualization of an issuer of corporate-owned life insurance policies; $2.2 million of income related to the adjustment of the gain on the sale of Sequa Chemicals recorded upon final settlement with the purchaser; $1.6 million of income related to the collection of a note receivable that was written off more than ten years ago; a $1.3 million gain on the sale of short-term investments; $1.0 million of income on the cash surrender value of corporate-owned life insurance; discount expense of $2.3 million related to the sale of accounts receivable; charges of $1.5 million for the amortization of capitalized debt issuance costs; and letters of credit and commitment fees of $1.1 million. In 2000, management currently expects a significant increase in discount expense due to a higher average level of accounts receivable sold.

     In 1998, Other, net included a $2.0 million provision for the loss of funds advanced to a vendor engaged to implement a freight consolidation program; $1.2 million in charges for the amortization of capitalized debt issuance costs; $1.0 million of income on the cash surrender value of corporate-owned life insurance; and letters of credit and commitment fees of $0.9 million.

RISK/CONCENTRATION OF BUSINESS

Sequa is engaged in the automotive airbag inflator business through both ARC and ARC's 50% equity investment in BAG SpA. ARC's major customer for airbag inflators is Breed, which is supplied under the terms of a long-term contract. ARC also supplies inflator components to BAG SpA.

     On September 20, 1999 (the "Filing Date"), Breed and certain of its US subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Breed has received a commitment from its lending group for up to $125 million of debtor-in-possession financing, which Breed expects will provide adequate funding for its post-petition trade and employee obligations. Subsequent to the Filing Date, ARC began shipping to Breed on a prepaid basis.

     Under an Agreed Order and Stipulation that was entered with the Bankruptcy Court, ARC and Breed have agreed to enter into negotiations to modify the long-term supply contract. If these negotiations are unsuccessful, Breed must assume or reject the existing contract no later than May 1, 2000, unless the deadline is extended by the mutual consent of the two parties. Breed accounted for $79.9 million of ARC's sales in 1999 and $69.9 million in 1998. Additionally, Breed holds the remaining 50% equity investment in BAG SpA, and BIH, a foreign subsidiary of Breed, is the sole customer of BAG SpA. BAG SpA accounted for $21.2 million of ARC's sales in 1999 and $26.5 million in 1998.

     At December 31, 1999, ARC had pre-petition net accounts receivable of $12.1 million due from Breed and $9.5 million of accounts receivable due from BAG SpA. BAG SpA had trade accounts receivable of $22.2 million due from BIH (a subsidiary which is not part of the bankruptcy filing) and an additional $1.2 million of non-trade receivables due from BIH. As of early March 2000, BIH was substantially current in its payment of receivables to BAG SpA. At December 31, 1999, neither ARC nor BAG SpA had any significant reserves related to the Breed or BIH accounts receivable. Management continues to monitor this situation closely.

     Based on the current facts and circumstances, Sequa's management believes that the long-term supply contract with Breed will be accepted in either its current or modified form and therefore believes that the opportunity to recover the full amount of the $12.1 million Breed pre-petition net accounts receivable remains. However, due to the uncertainty of the ultimate resolution of the Chapter 11 proceedings, Sequa has reclassified the receivable to long-term.

     In January 2000, ARC, ARC Automotive Italia, BAG SpA and Breed signed a contract under which ARC Automotive Italia will acquire certain of the assets, as well as the automotive inflator business of BAG SpA. While Sequa management currently anticipates that this transaction will close, it is subject to significant pre-closing conditions. In the event this transaction is not consummated, the $18.5 million investment in BAG SpA and the $9.5 million of accounts receivable due from BAG SpA would likely not be fully recoverable, primarily due to Breed's current inability in the Chapter 11 environment to make any additional capital contributions to BAG SpA to cover future cash requirements.

DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS

Sequa is exposed to market risk from changes in foreign currency exchange rates which impact its earnings, cash flows and financial condition. Sequa manages its exposure to this market risk through its regular operating and financial activities and, when appropriate, through the use of derivative financial instruments. Sequa has well-established policies and procedures governing the use of derivative financial instruments as risk management tools and does not buy, hold or sell derivative financial instruments for trading purposes. Sequa's primary foreign currency exposures relate to the British, French, German and Italian currencies and to the Euro. To mitigate the short-term effect of changes in currency exchange rates, Sequa utilizes forward foreign exchange contracts and foreign currency options to hedge certain existing assets and liabilities, firm commitments and anticipated transactions denominated in currencies other than the functional currency.

     A hypothetical 10% uniform decrease in all foreign currency exchange rates relative to the US dollar would decrease the fair value of Sequa's financial instruments by approximately $11.8 million as of December 31, 1999 and $10.8 million as of December 31, 1998. The sensitivity analysis relates only to Sequa's exchange rate-sensitive financial instruments, which include cash and debt amounts denominated in foreign currencies and all open foreign forward exchange contracts at December 31, 1999 and 1998. The effect of this hypothetical change in exchange rates ignores the effect this movement may have on the value of net assets, other than financial instruments, denominated in foreign currencies and does not consider the effect this movement may have on anticipated foreign currency cash flows.

     At December 31, 1999 and 1998, substantially all of Sequa's debt was at fixed rates, and Sequa currently does not hold interest rate derivative contracts. Accordingly, a change in market interest rates would not impact Sequa's interest expense, but would affect the fair value of Sequa's debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of Sequa's total debt was approximately $559 million at December 31, 1999 and $521 million at December 31, 1998. A hypothetical 1% increase in interest rates would decrease the fair value of Sequa's total debt by approximately $23.6 million at December 31, 1999 and $12.4 million at December 31, 1998. A hypothetical 1% decrease in interest rates would increase the fair value of Sequa's total debt by approximately $26.0 million at December 31, 1999 and $12.8 million at December 31, 1998. The fair value of Sequa's total debt is based primarily upon quoted market prices of Sequa's publicly traded securities. The estimated changes in fair values of Sequa's debt are based upon changes in the present value of future cash flows as derived from the hypothetical changes in market interest rates.

YEAR 2000 COMPUTER ISSUE

Sequa did not encounter, and does not expect to encounter, any significant problems related to year 2000 (Y2K) computer issues. The total cost of hardware, software, training, testing and other costs related to Y2K remediation issues was approximately $22.2 million, of which $7.0 million was expensed and $15.2 million was capitalized. These costs were in line with Sequa's previous estimates.

EURO CONVERSION

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their own currencies and the European Union's common currency (Euro). The transition period for the introduction of the Euro will extend to January 1, 2002. Sequa has identified Euro conversion compliance issues and started work to avoid anticipated problems.

     Based on its evaluation, management believes that the introduction of the Euro, including the total costs for the conversion, will not have a material adverse effect on Sequa's financial position, results of operations or cash flows.
However, uncertainty exists as to the effects the Euro will have on the marketplace, and there is no guarantee that all problems will be foreseen and corrected or that third parties will address the conversion successfully.

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

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At December 31, 1999, the potential exposure for such costs is estimated to range from $15 million to $27 million, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $23.4 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, Sequa's actual cash expenditures for remediation of previously contaminated sites were $4.9 million in 1999, $8.2 million in 1998 and $9.7 million in 1997. Sequa anticipates that remedial cash expenditures will be between $4 million and $7 million during 2000 and between $4 million and $6 million during 2001. Sequa's capital expenditures for projects to eliminate, control or dispose of pollutants were $1.6 million, $2.3 million and $4.6 million in 1999, 1998 and 1997, respectively. Sequa anticipates annual environmental-related capital expenditures to be approximately $6 million during 2000 and $2 million during 2001. Sequa's operating expenses to eliminate, control and dispose of pollutants have averaged approximately $11 million per year during the last three years. Sequa anticipates that environmental operating expenses will be approximately $11 million per year during 2000 and 2001.

BACKLOG

The businesses of Sequa for which backlogs are significant are the Turbine Airfoils, Caval Tool, Turbocombuster Technology and Castings units of the Aerospace segment; the solid and liquid rocket motor operations of the Propulsion segment; and the can machinery, MEGTEC and Men's Apparel units of the Other Products segment. The aggregate dollar amount of backlog in these units at December 31, 1999 was $289.5 million ($305.4 million at December 31, 1998). The decline is largely attributable to a 16% backlog reduction at the Gas Turbine OEM units partially offset by an increase in the Propulsion segment. Sales of the Men's Apparel unit are seasonal, with stronger sales in the first six months of the year; accordingly, this unit's backlog is normally higher at December 31 than at any other time of the year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $5.2 million in 1999, compared with $47.4 million in 1998. The major reason for the 1999 decline was a higher level of working capital requirements at the Gas Turbine unit, where the increase was largely related to increased inventory levels to support the repair business, partially offset by an $11.0 million reduction in income taxes paid. Net cash used for investing activities was $138.4 million in 1999, compared with $6.5 million in 1998. The major factors in the 1999 increase were the absence of $121.3 million of 1998 proceeds from the sale of two business units and the $31.5 million increase in other investing activities, which was primarily related to increased investments in joint ventures. These factors were tempered by a $14.8 million reduction in businesses purchased. Net cash provided by financing activities was $121.4 million in 1999, compared with net cash used for financing activities of $51.9 million in 1998. In July 1999, Sequa received net proceeds of $490.9 million from the issuance of new public debt. At December 31, 1999, $70.0 million of accounts receivable had been sold pursuant to a Receivables Purchase Agreement. The agreement provides for the sale of eligible receivables up to $120.0 million and expires in November 2003. Sequa used $439.4 million of the proceeds from these transactions to retire principal amounts outstanding under public debt issues. In 1998 Sequa retired $52.6 million of debt.

     In May 2001, Sequa will be required to repay the remaining $66.4 million principal balance of its medium-term notes, with a weighted average interest rate of 10.1%. Sequa presently intends to refinance this debt using its revolving credit agreement.

     Sequa has had an issue with the Internal Revenue Service
(IRS) involving the 1989 restructuring of two subsidiaries.
While management believes its tax position in this matter was appropriate, it has taken the conservative position of providing reserves to cover an adverse outcome. At December 31, 1999, the net amount involved was approximately $59 million, composed of the potential liability associated with the restructuring and related tax issues; interest expense, net of tax benefit, from the date of the resulting tax refund; and deferred tax assets for portions of tax loss and credit carryforwards which could be utilized in a settlement. In October 1998, Sequa made a deposit of $24.0 million with the IRS against the expected liability for additional tax and interest that may be assessed against Sequa related to certain of these tax matters. The deposit stopped the running of interest with respect to the amounts deposited. Management has been in discussions with the IRS on these matters for several years and recently reached an informal agreement settling this matter with the IRS. There are several steps involved in finalizing this agreement, including approval by the Joint Committee on Taxation of the US Congress. If the agreement is approved, no significant additional tax or interest will be paid or refunded. Management anticipates that the agreement with the IRS will be finalized in the next 12 months, at which time approximately $35 million, representing the reversal of reserves no longer required, would be recorded as income through a reduction of the income tax provision.

     Capital expenditures amounted to $101.4 million in 1999, with spending concentrated in the Aerospace and Propulsion segments. These funds were primarily used to upgrade existing facilities and equipment and to expand capacity. Sequa currently anticipates that capital spending in 2000 will be approximately $115 million and will again be concentrated in the same segments.

     Management currently anticipates that cash flow from operations, the $99.0 million of credit available at March 15, 2000 under the revolving credit agreement, the $21.0 million of available financing under the Receivables Purchase Agreement at March 15, 2000, and the $68.2 million of cash and cash equivalents on hand at December 31, 1999 will be sufficient to fund Sequa's operations, niche acquisitions and airline spare parts inventory purchases for the next year.

OTHER INFORMATION

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Depending on the use of a derivative and whether it has been designated and qualifies as a hedge, gains or losses resulting from changes in the value of the derivative would be recognized currently in earnings or reported as a component of other comprehensive income. This statement is not expected to have a material effect on Sequa's consolidated financial statements. Recently, the effective date of this statement was delayed to fiscal years beginning after June 15, 2000, with earlier adoption encouraged. Sequa will adopt this accounting standard by January 1, 2001.

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

OPERATING RESULTS 1998 - 1997

SALES

Sales of the Aerospace segment increased 8% in 1998, with advances in both the engine component repair aftermarket and the original equipment market. The increase reflects strong demand from the international airline industry, tempered by the ongoing effect of intense competition from the jet engine manufacturers for aftermarket repair.

     In February 1999, the US Air Force awarded a seven-year, $10.1 billion aircraft engine maintenance contract to a consortium that includes Gas Turbine, related to the privatization of facilities at Kelly Air Force Base in San Antonio, Texas. Also in February, the Gas Turbine unit was awarded a seven-year repair service and inventory management contract to continue repair work with a major airline.

     Sales of the Propulsion segment increased 51% in 1998, due entirely to the inclusion of airbag inflator sales following the January 28, 1998 purchase of the remaining 50% interest in a domestic airbag inflator joint venture that was not previously owned by Sequa. Military sales of solid propellant rocket motors for tactical and strategic weapons increased 3% in 1998, while sales of liquid propellant rocket motors used primarily for satellite station keeping declined 42%, primarily due to reduced demand from commercial customers and lower funding on a US Government contract.

     Sales of the Metal Coating segment decreased 3%, as declines in the large building products line and the smaller container coating product line more than offset an increase in other manufactured products. In building products, the decline was due entirely to reduced demand when two major customers brought work in-house that was previously handled by Precoat - one due to the late-1997 settlement of a strike, and the other due to the acquisition of coating capacity in the second quarter of 1998. Excluding the impact of the lower sales to these two customers, sales for both the building products line and the entire segment would have advanced in 1998.

     Sales of the Specialty Chemicals segment advanced 17% in 1998, due primarily to the early 1998 acquisition of an Italian specialty chemicals distribution business and to the strong performance of existing specialty chemical distribution units. Sales of the detergent additive TAED to the international market recorded a small decline, as higher volumes were offset by continued unfavorable currency movements.

     Sales of the Other Products segment increased 13% in 1998. On a pro forma basis -- excluding the results of the domestic chemicals and Northern Can Systems (NCS) units, which were sold in 1998 and 1997, respectively -- the sales of ongoing businesses in the segment increased 36% in 1998. The advance was driven primarily by a $79.2 million increase at the MEGTEC unit, following the acquisition of TEC Systems in the third quarter of 1997 and its integration with Sequa's existing MEG operation.
The increase reflects overall strength in the combined unit's graphic arts product line; strong performance of its European emission control business and the addition of a zero-speed paster product line acquired in 1998. Sales of the can machinery unit increased 6% in 1998, primarily due to higher sales to the domestic food can market. Sales of the automotive products unit declined 1%, as increased European volume and sales from a Brazilian operation added in the second quarter of 1998 largely offset a decline in domestic volume. Sales of the Men's Apparel unit increased 13% in 1998, with the improvement derived largely from sales of tuxedos under the After Six label which was acquired in 1997. For the ten months prior to its October 28, 1998 disposition, the domestic chemicals unit recorded $74.0 million in sales; 1997 sales were $82.3 million. The NCS unit had sales of $32.9 million prior to its disposition in late 1997.

OPERATING INCOME

Operating income in the Aerospace segment increased 29% in 1998, with units operating in both the repair and original equipment manufacture (OEM) markets registering advances. The units operating primarily in the repair market benefited from increased volume, programs to reduce manufacturing costs, and controls over operating expenses. The group of units operating primarily in the OEM arena benefited from increased sales, tighter controls on operating expenses, improved labor efficiencies and better performance at the castings unit. The segment also benefited from a lower level of legal expenses related to litigation with the Pratt & Whitney division of United Technologies Corporation (expense of $5.5 million in 1998 versus $9.9 million in 1997). The positive movement in litigation expense was partially offset by the absence in 1998 of $2.7 million in operating income derived from the settlement of a dispute with the Egyptian government in 1997.

     Operating income advanced 18% in the Propulsion segment, with the automotive airbag operation and the solid propellant rocket motor product lines moving higher and the liquid rocket motor business declining. The benefits of $96.5 million of sales added in automotive airbags were largely offset by several factors, including a $10.0 million increase in research and development expense and costs related to the start-up of new products and new production lines.

     Operating income of the Metal Coating segment declined 27% in 1998, primarily due to lower sales, an unfavorable sales mix shift, lower margins brought about by increased manufacturing, scrap and claims costs, and a weak market for non-prime metal.

     Profits in the Specialty Chemicals segment increased 21% in 1998, reflecting a favorable pension comparison of the unit's overfunded plan; the additional profits from the newly acquired Italian specialty chemicals distribution business; and improvements at the other European specialty chemicals distribution units and in the TAED product line. The improvements in the TAED product line reflect the benefits of aggressive cost reduction efforts, which more than offset the currency related effect on pricing.

     Operating income in the Other Products segment advanced 65% in 1998. On a pro forma basis --- excluding the results of operations divested in 1998 and 1997 --- segment operating income more than quadrupled, rising to $19.0 million in 1998. The advance was driven by the significant turnaround at MEGTEC. This unit, which had incurred a significant loss in 1997, posted a profit in 1998 -- a swing of $15.0 million for the year. This improvement was derived from higher sales; the realization of acquisition synergies; lower warranty and bad debt costs; and the absence of significant one-time charges incurred to effect the combination of MEG and TEC. Profits at the can machinery operation increased 27%, due to reduced warranty expense and cost reduction measures instituted in late 1997 and to the benefits of higher sales. These favorable factors were partially offset by losses and shutdown costs at a Texas facility. The automotive products unit recorded an 11% decline in operating income, primarily due to start-up costs at new facilities in Kentucky and Brazil; to lower margins resulting from continued pressure on prices; and to the impact of the General Motors strike. The Men's Apparel unit recorded a 7% increase in operating income in 1998 due to increased sales. Profits of the domestic chemicals unit -- which was sold in October 1998 -- totaled $3.1 million in the first ten months of the year (after a $3.0 million provision to remediate ground water pollution) and $8.0 million for the full year 1997. NCS recorded operating income of $1.8 million prior to its disposal in 1997.

INTEREST EXPENSE

The increase in interest expense of approximately $1.5 million was due to an increase in average borrowings outstanding under Sequa's revolving credit agreement.

EQUITY IN LOSS/INCOME OF UNCONSOLIDATED JOINT VENTURES

Sequa's share of the losses of the airbag businesses was $3.7 million in 1998 and $1.8 million in 1997. Sequa's share of the losses or earnings of its remaining joint ventures was an equity loss of $1.2 million in 1998, including a $2.1 million impairment write-down, and equity income of $2.0 million in 1997.

OTHER, NET

In 1998, Other, net included a $2.0 million provision related to the loss of funds advanced to a vendor engaged to implement a freight consolidation program; $1.2 million in charges for the amortization of capitalized debt issuance costs; $1.0 million of income on the cash surrender value of corporate-owned life insurance; and letters of credit and commitment fees of $0.9 million.

     In 1997, Other, net included gains on the sale of assets of $2.5 million; letters of credit and commitment fees of $1.6 million; $1.4 million in charges for the amortization of capitalized debt issuance costs; and $1.3 million of income on the cash surrender value of corporate-owned life insurance.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $47.4 million in 1998, compared with $100.6 million in 1997. The major reasons for the 1998 decline were the higher levels of working capital requirements at existing businesses, and the $24.0 million deposit paid to the Internal Revenue Service related to a tax dispute involving the 1989 restructuring of two subsidiaries.
Net cash used for investing activities was $6.5 million in 1998, compared with $94.6 million in 1997. The major factors in the 1998 decline were the significantly higher level of proceeds from businesses and other assets sold, partially offset by the $34.6 million increase in capital expenditures. Net cash used for financing activities increased $51.1 million in 1998, primarily due to the higher level of debt repayment.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
-------   -----------------------------------------------------
          RISK

          ----
     See discussion appearing on pages 23 and 24 of this Annual
Report on Form 10-K under the heading "Derivative and Other
Financial Instruments," which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------



To the Shareholders and
the Board of Directors of
Sequa Corporation:



    We have audited the accompanying consolidated balance sheet of Sequa Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sequa Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.





ARTHUR ANDERSEN LLP
New York, New York
March 17, 2000

                      SEQUA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

(Amounts in thousands)
AT DECEMBER 31,                                          1999           1998
----------------------------                           --------       --------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $   68,164     $   84,889
  Short-term investments (Note 2)                          -            11,475
  Trade receivables, net (Note 3)                       239,532        292,152
  Unbilled receivables, net (Note 4)                     32,130         38,795
  Inventories (Note 5)                                  315,158        262,765
  Other current assets                                   25,275         25,792
                                                     ----------      ---------
   Total current assets                                 680,259        715,868
                                                     ==========      =========

INVESTMENTS
  Net assets of discontinued operations
    (Note 6)                                             98,912        105,152
  Investments and other receivables
    (Note 7)                                             74,015         28,130
                                                     ----------      ---------
                                                        172,927        133,282
                                                     ==========      =========

PROPERTY, PLANT AND EQUIPMENT, NET
  (Note 8)                                              474,558        451,443
                                                     ----------      ---------

OTHER ASSETS
  Excess of cost over net assets of
    companies acquired                                  314,257        307,051
  Deferred charges and other assets                      29,697         16,503
                                                     ----------      ---------
                                                        343,954        323,554
                                                     ----------      ---------

TOTAL ASSETS                                         $1,671,698     $1,624,147
                                                     ==========     ==========


The accompanying notes are an integral part of the financial statements.

                      SEQUA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

(Amounts in thousands, except share data)
AT DECEMBER 31,                                           1999         1998
-----------------------------------------               --------     --------


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt
    (Note 9)                                          $    5,297   $    8,659
  Accounts payable                                       129,214      137,981
  Taxes on income (Note 10)                                 -          16,499
  Accrued expenses (Note 11)                             166,192      174,800
                                                      ----------   ----------
    Total current liabilities                            300,703      337,939
                                                      ----------   ----------

NONCURRENT LIABILITIES
  Long-term debt (Note 9)                                569,917      500,685
  Deferred taxes on income (Note 10)                      43,462       40,422
  Other noncurrent liabilities                            88,719       79,649
                                                      ----------   ----------
    Total noncurrent liabilities                         702,098      620,756
                                                      ----------   ----------

SHAREHOLDERS' EQUITY (Notes 9, 14, 15 and 16)
  Preferred stock--$1 par value,
    1,825,000 shares authorized; 797,000
    shares of $5 cumulative convertible
    stock issued at December 31, 1999
    and 1998 (involuntary liquidation
    value--$17,181 at December 31, 1999)                     797          797
  Class A common stock--no par value,
    50,000,000 shares authorized; 7,281,000
    shares issued at December 31, 1999
    and 7,273,000 shares issued at
    December 31, 1998                                      7,281        7,273
  Class B common stock--no par value,
    10,000,000 shares authorized; 3,727,000
    shares issued at December 31, 1999
    and 1998                                               3,727        3,727
  Capital in excess of par value                         288,437      288,379
  Retained earnings                                      464,672      444,669
  Accumulated other comprehensive
    loss                                                 (16,453)      (1,016)
                                                      ----------   ----------
                                                         748,461      743,829
  Less: cost of treasury stock                            79,564       78,377
                                                      ----------   ----------
TOTAL SHAREHOLDERS' EQUITY                               668,897      665,452
                                                      ----------   ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                            $1,671,698   $1,624,147
                                                      ==========   ==========

                               SEQUA CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF INCOME

(Amounts in thousands, except per share data)
YEAR ENDED DECEMBER 31,                                    1999          1998           1997
--------------------------------------                   --------      --------       --------
SALES                                                   $1,699,529    $1,802,393     $1,595,125
                                                        ----------    ----------     ----------

COSTS AND EXPENSES
  Cost of sales                                          1,359,706     1,444,914      1,285,829
  Selling, general and administrative                      245,364       252,016        224,589
                                                        ----------    ----------     ----------
                                                         1,605,070     1,696,930      1,510,418
                                                        ----------    ----------     ----------

OPERATING INCOME                                            94,459       105,463         84,707

OTHER INCOME (EXPENSE)
  Interest expense                                         (60,770)      (51,776)       (50,298)
  Interest income                                            9,252         5,868          6,052
  Gain on sale of businesses (Note 17)                        -           56,542           -
  Equity in (loss) income of
    unconsolidated joint ventures (Note 7)                  (2,851)       (4,876)           223
  Other, net (Note 18)                                       9,309        (3,224)         1,143
                                                        ----------    ----------     ----------
                                                           (45,060)        2,534        (42,880)
                                                        ----------    ----------     ----------

INCOME BEFORE INCOME TAXES                                  49,399       107,997         41,827

Income tax provision (Note 10)                             (21,600)      (44,100)       (22,200)
                                                        ----------    ----------     ----------

INCOME BEFORE EXTRAORDINARY ITEM                            27,799        63,897         19,627

Extraordinary loss on early retirement
  of debt, net of tax benefit of $3,087
  (Note 9)                                                  (5,732)         -              -
                                                        ----------    ----------     ----------

NET INCOME                                                  22,067        63,897         19,627

Preferred dividends                                         (2,064)       (2,173)        (3,051)
                                                        ----------    ----------     ----------

NET INCOME AVAILABLE TO COMMON
  STOCK                                                 $   20,003    $   61,724     $   16,576
                                                        ==========    ==========     ==========

BASIC EARNINGS PER SHARE (Note 20)
  Income before extraordinary item                      $     2.48    $     6.01     $     1.66
  Extraordinary loss                                          (.55)          -              -
                                                        ----------    ----------     ----------
  Net income                                            $     1.93    $     6.01     $     1.66
                                                        ==========    ==========     ==========


DILUTED EARNINGS PER SHARE (Note 20)
  Income before extraordinary item                      $     2.48    $     5.87     $     1.66
  Extraordinary loss                                          (.55)          -              -
                                                        ----------    ----------     ----------
  Net income                                            $     1.93    $     5.87     $     1.66
                                                        ==========    ==========     ==========

The accompanying notes are an integral part of the financial statements.


                               SEQUA CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)
YEAR ENDED DECEMBER 31,                                        1999         1998          1997
--------------------------------------------                  ------      -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before income taxes                                 $  49,399    $ 107,997      $ 41,827
Adjustments to reconcile income to
  net cash provided by operating activities:
  Depreciation and amortization                               87,156       89,321        85,815
  Provision for losses on receivables                          6,413        4,276         8,316
  Gain on sale of businesses                                    -         (56,542)         -
  Gain on sale of assets                                      (3,898)         (82)       (2,465)
  Equity in loss (income) of unconsolidated
    joint ventures                                             2,851        4,876          (223)
  Other items not providing cash                              (4,232)      (2,521)       (2,008)
Changes in operating assets and liabilities,
  net of businesses acquired and sold:
  Receivables                                                (36,853)     (12,512)      (23,088)
  Inventories                                                (56,169)     (12,998)      (15,783)
  Other current assets                                         4,900       (4,997)          156
  Accounts payable and accrued expenses                      (17,462)     (22,634)       25,836
  Other noncurrent liabilities                                 4,890       (1,331)       (8,404)
                                                           ---------    ---------      --------
Net cash provided by continuing operations
  before income taxes                                         36,995       92,853       109,979
Net cash provided by discontinued operations
  before income taxes                                          4,014        1,322         3,929
Income taxes paid, net                                       (35,816)     (46,793)      (13,358)
                                                           ---------    ---------      --------
  Net cash provided by operating activities                    5,193       47,382       100,550
                                                           ---------    ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                   (101,382)    (103,524)      (68,960)
Sale of property, plant and equipment                         12,572       12,386         8,511
Sale of businesses, net of cash sold                            -         121,333        28,178
Businesses purchased, net of cash acquired                   (25,827)     (40,662)      (36,058)
Short-term investments                                        15,041       11,234       (25,000)
Other investing activities                                   (38,799)      (7,294)       (1,228)
                                                           ---------    ---------      --------
  Net cash used for investing activities                    (138,395)      (6,527)      (94,557)
                                                           ---------    ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt, net of issuance costs                    490,903         -            2,275
Payments of debt                                            (149,593)     (52,576)       (3,312)
Early retirement of debt                                    (289,850)        -             -
Proceeds from sale of accounts receivable, net                70,000         -             -
Other financing activities                                       (88)         658           175
                                                           ---------    ---------      --------

  Net cash provided by (used for)
    financing activities                                     121,372      (51,918)         (862)
                                                           ---------    ---------      --------

Effect of exchange rate changes on cash
  and cash equivalents                                        (4,895)       2,209        (3,467)
                                                           ---------    ---------      --------
Net (decrease) increase in cash and
  cash equivalents                                           (16,725)      (8,854)        1,664
Cash and cash equivalents at beginning of year                84,889       93,743        92,079
                                                           ---------    ---------      --------
Cash and cash equivalents at end of year                   $  68,164    $  84,889      $ 93,743
                                                           =========    =========      ========

The accompanying notes are an integral part of the financial statements.


                                              SEQUA CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                         Class A     Class B   Capital in              Accum Other                 Total
(Amounts in thousands,        Preferred  Common     Common     Excess of    Retained  Comprehensive   Treasury Shareholders'
except per share data)          Stock     Stock     Stock      Par Value   Earnings   Income (Loss)     Stock     Equity
                              --------   -------    -------    ---------    --------  -------------    -------   --------
BALANCE AT DECEMBER 31, 1996    $797    $7,188      $3,727     $285,912     $366,369    $ 10,512      $(83,729) $590,776
Net income                      -          -           -           -          19,627        -               -     19,627
Foreign currency
  translation adjustment        -          -           -           -            -        (17,306)          -     (17,306)
Comprehensive income                                                                                               2,321
Amortization of
  restricted stock grant        -          -           -           -            -           -               165      165
Stock grants forfeited          -          -           -             46         -           -               (71)     (25)
Stock options exercised         -          -           -         (3,601)        -           -             6,827    3,226
Tax benefits on stock
  options and grants            -          -           -            982         -           -              -         982
Cash dividends:
  Preferred - $5.00 per share   -          -          -            -          (3,051)       -              -      (3,051)
                               -----    -------     ------     --------     --------    --------      --------- --------
BALANCE AT DECEMBER 31, 1997     797      7,188      3,727      283,339      382,945      (6,794)       (76,808) 594,394
Net income                      -          -           -           -          63,897        -              -      63,897
Foreign currency
  translation adjustment        -          -           -           -            -          7,267           -       7,267
Unrealized loss on marketable
  securities                    -          -           -           -            -         (2,291)          -      (2,291)
Tax benefit for unrealized
  loss on marketable
  securities                    -          -           -           -            -            802           -         802
Comprehensive income                                                                                              69,675
Stock options exercised         -            85        -          2,023         -           -               723    2,831
Stock grants                    -          -           -            (10)        -           -                10     -
Exchange of common
  stock for preferred           -          -           -          2,302         -           -            (2,302)    -
Tax benefits on stock options   -          -           -            725         -           -              -         725
Cash dividends:
  Preferred - $5.00 per share   -          -          -            -          (2,173)       -              -      (2,173)
                               -----    -------     ------     --------     --------    --------      --------- --------
BALANCE AT DECEMBER 31, 1998     797      7,273      3,727      288,379      444,669      (1,016)       (78,377) 665,452
Net income                      -          -           -           -          22,067        -              -      22,067
Foreign currency
  translation adjustment        -          -           -           -            -        (16,926)          -     (16,926)
Reversal of unrealized loss
  on marketable securities      -          -           -           -            -          2,291           -       2,291
Tax provision for reversal of
  unrealized loss on marketable
  securities                    -          -           -           -            -           (802)          -        (802)
Comprehensive income                                                                                               6,630
Stock options exercised         -             8        -             31         -           -               327      366
Stock grants                    -          -           -            (52)        -           -               156      104
Repurchase of common
  stock                         -          -           -           -            -           -            (1,670)  (1,670)
Tax benefits on stock options   -          -           -             79         -           -              -          79
Cash dividends:
  Preferred - $5.00 per share   -          -          -            -          (2,064)       -              -      (2,064)
                               -----    -------     ------     --------     --------    --------      --------- --------
BALANCE AT DECEMBER 31, 1999   $ 797    $ 7,281     $3,727     $288,437     $464,672    $(16,453)     $ (79,564)$668,897
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

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
Sequa considers time deposits, certificates of deposit and marketable securities with original maturities of three months or less to be cash equivalents. Where the right of set-off exists, Sequa has netted overdrafts with unrestricted cash and cash equivalents.

MARKETABLE SECURITIES
Investments in common stock classified as available-for-sale securities are carried at fair value as determined by the most recently traded price of such securities, with the unrealized gains and losses, net of tax, reported in Accumulated Other Comprehensive Income (Loss), a separate component of shareholders' equity.

INVENTORIES AND CONTRACT ACCOUNTING
Inventories are stated at the lower of cost or market. Sequa's non-contract inventories are currently valued primarily on a first-in, first-out (FIFO) basis. Inventoried costs relating to long-term contracts are stated at actual or average costs, including engineering and manufacturing labor and related overhead incurred, reduced by amounts identified with sales. The costs attributable to sales reflect the estimated costs of all items to be produced under the related contract.

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

EXCESS OF COST OVER NET ASSETS OF COMPANIES ACQUIRED
Excess of cost over net assets of companies acquired (goodwill) is being amortized on a straight-line basis over periods not exceeding forty years. The recoverability of goodwill is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has current operating losses, and, based upon projections, there is a likelihood that such operating losses will continue, Sequa evaluates whether impairment exists over the remaining amortization period on the basis of undiscounted expected future cash flows from operations before interest. If impairment exists, the carrying amount of the goodwill is reduced to market value. Amortization charged against earnings in 1999, 1998 and 1997 was $12,617,000, $11,637,000 and $10,919,000, respectively.
Accumulated amortization at December 31, 1999 and 1998 was $141,228,000 and $128,611,000, respectively.

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

ENVIRONMENTAL REMEDIATION AND COMPLIANCE
It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Accrued environmental remediation and compliance costs include remedial investigation and feasibility studies; outside legal, consulting and remediation project management fees; projected cost of remediation activities; and site closure and post-remediation monitoring costs. At December 31, 1999, the potential exposure for such costs is estimated to range from $15,000,000 to $27,000,000, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $23,355,000. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

REVENUE RECOGNITION
Generally, sales are recorded when products are shipped or when services are rendered. Long-term contracts are accounted for under the percentage-of-completion method, whereby sales are primarily recognized based upon costs incurred as a percentage of estimated total costs, and gross profits are recognized under a more conservative "efforts-expended" method primarily based upon direct labor costs incurred as a percentage of estimated total direct labor costs. Changes in estimates for sales, costs and gross profits are recognized in the period in which they are determinable using the cumulative catch-up method. Any anticipated losses on contracts are charged to current operations as soon as they are determinable.

RESEARCH AND DEVELOPMENT
Research and development costs are charged to expense as incurred and amounted to approximately $20,005,000 in 1999, $21,353,000 in 1998 and $13,259,000 in 1997.

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

    No provision has been made for US or additional foreign taxes on $264,287,000 of undistributed earnings of foreign subsidiaries, as those earnings are intended to be permanently reinvested. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends.

NOTE 2.  SHORT-TERM INVESTMENTS

At December 31, 1998, the $11,475,000 short-term investment represents the market value of Sequa's investment in the common stock of a publicly traded company, which was subsequently sold in 1999 at a gain of $1,275,000.

NOTE 3.  TRADE RECEIVABLES, NET

Sequa Receivables Corp. (SRC), a wholly owned special purpose corporation, has a Receivables Purchase Agreement extending through November 2003 under which it is able to sell without recourse up to $120,000,000 of Sequa's eligible trade receivables through a bank sponsored facility. Under the terms of the agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any distribution to Sequa. At December 31, 1999, trade receivables are net of $70,000,000 of receivables sold under the agreement. In 1999, Other, net in the Consolidated Statement of Income includes discount expense of $2,290,000 related to the sale of receivables.

    Trade receivables at December 31, 1999 and 1998 are reduced by allowances for doubtful accounts of $17,259,000 and $15,635,000, respectively.

NOTE 4.  UNBILLED RECEIVABLES, NET

Unbilled receivables, net consist of the following:

(Amounts in thousands)
AT DECEMBER 31,                                       1999         1998
--------------------------------                      ----         ----
Fixed-price contracts                                $29,165       $33,923
Cost-reimbursement contracts                           2,965         4,872
                                                     -------       -------
                                                     $32,130       $38,795
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

    Allowances for estimated nonrecoverable costs are primarily to provide for losses which may be sustained on contract costs awaiting funding and for the finalization of indirect expenses. Unbilled amounts at December 31, 1999 and 1998 are reduced by allowances for estimated nonrecoverable costs of $2,060,000 and $879,000, respectively.

NOTE 5.  INVENTORIES

The components of inventories are as follows:


(Amounts in thousands)
AT DECEMBER 31,                            1999           1998
------------------------------                      ----              ----

Finished goods                                    $ 82,010           $ 78,000
Work in process                                     88,255             78,728
Raw materials                                      150,921            105,430
Long-term contract costs                             6,560              9,249
Customer deposits                                  (12,588)            (8,642)
                                                  --------           --------
                                                  $315,158           $262,765
                                                  ========           ========

NOTE 6.  NET ASSETS OF DISCONTINUED OPERATIONS

During 1991, Sequa adopted a formal plan to divest Sequa Capital's investment portfolio and classified it as a discontinued operation. As of December 31, 1999, approximately $375,000,000 of Sequa Capital's investment portfolio had been sold, written down or otherwise disposed of. During the same period, Sequa repaid approximately $367,000,000 of Sequa Capital's debt. Sequa Capital's investment in leveraged leases will be liquidated over the next 15 years as rentals are received and residual values are realized. Debt of discontinued operations at December 31, 1999 represents the accreted principal amount of the $25,000,000 in proceeds received from the non-recourse securitization of Sequa Capital's leveraged lease portfolio in 1994. The leveraged lease cash flow stream will service the payment of principal and interest until the loan is paid off.

      Net assets of discontinued operations approximate net realizable value and have been classified as noncurrent. The amounts Sequa Capital will ultimately realize from the leveraged lease portfolio and other investments could differ materially from management's best estimates of their realizable value. A summary of the net assets of discontinued operations follows:

(Amounts in thousands)
AT DECEMBER 31,                                1999        1998
--------------------------------                        ------         ------
Investment in leveraged leases and
  other investments                                    $130,377      $142,433
Other assets, net                                         1,336           970
Debt                                                    (32,801)      (38,251)
                                                       --------      --------
Net assets of discontinued operations                  $ 98,912      $105,152
                                                       ========      ========

NOTE 7.  INVESTMENTS AND OTHER RECEIVABLES

Sequa's investments and other receivables consist of the following items:

(Amounts in thousands)
AT DECEMBER 31,                                1999        1998
--------------------------------                         ------        ------

Investments in unconsolidated joint
  ventures                                              $42,445       $11,114
Breed pre-petition net accounts receivable               12,134          -
Cash surrender value of corporate-
  owned life insurance                                   13,004        11,227
Other receivables                                         6,432         5,789
                                                        -------       -------
                                                        $74,015       $28,130
                                                        =======       =======

Sequa has investments in numerous unconsolidated joint ventures. ARC's investment in BAG SpA, an Italian company which manufactures and markets hybrid inflators for automotive airbags, amounted to $18,498,000 at December 31, 1999 and $922,000 at
December 31, 1998. In 1998, Sequa owned one of three equal interests in BAG SpA along with Breed Technologies, Inc. (Breed), whose Italian subsidiary, Breed Italian Holdings S.r.l. is the venture's only customer, and a subsidiary of Fiat Avio. In April 1999, Sequa and Breed purchased equal shares from the Fiat Avio subsidiary, increasing their ownership to 50% each. In September 1999, Breed and certain of its US subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. In December 1999, letters of credit issued by Sequa and Breed to guarantee BAG SpA's bank debt and other liabilities were drawn upon, in the case of Sequa, in the amount of $10,369,000. In January 2000, Sequa (through its ARC and ARC Automotive Italia subsidiaries), BAG SpA and Breed signed a contract which provides for ARC Automotive Italia to acquire certain of the assets, as well as the automotive inflator business of BAG SpA. The closing of this transaction is subject to several significant conditions including the approval of the Bankruptcy Court overseeing Breed's reorganization and the completion of several other key agreements.

   Sequa's share of the losses of the airbag joint ventures was $1,941,000 in 1999, $3,666,000 in 1998 and $1,799,000 in 1997.
One month of 1998 and all of 1997 included the losses of BAICO, the former domestic inflator joint venture, wholly owned since January 28, 1998.

   Breed's domestic operations are supplied by ARC under the terms of a long-term contract. Pursuant to an Agreed Order and Stipulation that was entered with the Bankruptcy Court, ARC and Breed have agreed to enter into negotiations to modify the long term supply contract. If these negotiations are unsuccessful, Breed must assume or reject the existing contract no later than May 1, 2000, unless the deadline is extended by the mutual consent of the two parties. Based on the current facts and circumstances, Sequa's management believes that the long-term supply contract will be accepted in either its current or modified form and therefore believes that the opportunity to recover the full amount of the Breed pre-petition net accounts receivable remains. However, due to the uncertainty of the ultimate resolution of the Chapter 11 proceedings, Sequa has reclassified the receivable to long-term.

   Chromalloy Gas Turbine has several 50/50 joint venture partnerships, two of which are significant. The first is Advanced Coatings Technologies (ACT), a joint venture with United Technologies Corporation, which owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts. The second, Pacific Gas Turbine
(PGT), was formed in 1999 with Willis Lease Finance. PGT overhauls and tests certain jet engines. Sequa's investment in these two Gas Turbine partnerships at December 31, 1999 was $13,373,000 and its investment in ACT at December 31, 1998 was $1,780,000. Sequa's equity share of earnings was $167,000 in 1999, $1,843,000 in 1998 and $2,306,000 in 1997.

   Sequa's remaining investments in unconsolidated joint ventures contributed losses of $1,077,000 in 1999, $3,053,000 in 1998 and
$284,000 in 1997. The 1998 loss included a $2,058,000 impairment write-down triggered by a partner's decision to withdraw from the business of producing advanced titanium matrix composite fibers.

NOTE 8.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following:

(Amounts in thousands)
AT DECEMBER 31,                           1999            1998
--------------------------------                   ----                ----
Land and improvements                           $   37,964         $   41,588
Buildings and improvements                         231,979            223,752
Machinery and equipment                            832,952            790,481
Construction in progress                            54,646             37,506
                                                ----------         ----------
                                                 1,157,541          1,093,327
Accumulated depreciation                          (682,983)          (641,884)
                                                ----------         ----------
                                                $  474,558         $  451,443
                                                ==========         ==========

Depreciation expense was $71,690,000 in 1999, $74,891,000 in 1998 and $72,443,000 in 1997.

NOTE 9.  INDEBTEDNESS

Long-term debt is as follows:

(Amounts in thousands)
AT DECEMBER 31,                                            1999        1998
----------------------------------                          ----        ----

Senior unsecured notes, at 9%, due 2009                  $500,000    $   -

Senior unsecured notes, at 9 5/8%,
  due 1999                                                   -        138,519

Senior unsecured notes, at 8 3/4%, due 2001                  -        109,948

Medium-term notes, at a weighted average
  interest rate of 10.1%, due 2001                         66,425      66,425

Senior subordinated notes, at 9 3/8%,
  due 2003                                                   -        174,000

Capital lease obligations, at weighted
  average interest rates of 8.6% and 8.5%,
  respectively, payable in varying amounts
  through 2005                                              5,278      12,189

Other, at weighted average interest rates of
  3.7% and 4.5%, respectively, payable in
  varying amounts through 2004                              3,511       8,263
                                                         --------    --------
                                                          575,214     509,344

Less current maturities                                    (5,297)     (8,659)
                                                         --------    --------

Total long-term debt                                     $569,917    $500,685
                                                         ========    ========

In July 1999, Sequa issued $500,000,000 of 9% Senior Notes due August 1, 2009. Net proceeds of $490,903,000 from the offering were initially used to repurchase $85,500,000 of accounts receivable previously sold under SRC's Receivables Purchase Agreement, to pay down the $48,500,000 outstanding under the revolving credit agreement and to repurchase $29,310,000 and $35,665,000 principal amounts of the 8 3/4% and 9 3/8% Senior and Senior Subordinated Notes, respectively. The remainder of the net proceeds was invested in short-term interest bearing instruments.

     On October 15, 1999, Sequa retired the $138,519,000 principal amount of 9 5/8% Senior Notes then due. On December 15, 1999, the date on which the call premiums decreased by a total of $3,925,000, Sequa retired the entire $80,638,000 principal amount outstanding of its 8 3/4% Senior Notes and the entire $138,335,000 principal amount outstanding of its 9 3/8% Senior Subordinated Notes. An extraordinary loss of $5,732,000 was incurred as a result of the early retirement of debt, consisting of $5,902,000 of retirement premiums and the $2,917,000 write-off of associated debt issuance costs, net of a tax benefit of $3,087,000.

      In October 1997, Sequa entered into a $150,000,000 revolving credit agreement with a group of banks that extends through October 2002. The rate of interest payable under the agreement is, at Sequa's option, a function of either the prime rate or the Eurodollar rate. The agreement requires Sequa to pay a commitment fee, which is subject to adjustment based upon the ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization), at an initial annual rate of
 .275% of the unutilized amount available under the credit line. At December 31, 1999, there were no borrowings outstanding under this facility, leaving the full $150,000,000 of unused credit available.

      The revolving credit agreement contains Sequa's most restrictive covenants which, among other matters, limit its ability to pay dividends, incur indebtedness, make capital expenditures and repurchase common and preferred stock. Sequa must also maintain a minimum net worth and certain ratios regarding interest coverage and debt to EBITDA, among other restrictions.

      The aggregate maturities of total long-term debt during the next five years are $5,297,000 in 2000, $66,574,000 in 2001,
$6,000 in 2002, $6,000 in 2003 and $6,306,000 in 2004.

NOTE 10.  INCOME TAXES

The components of income before income taxes were:

(Amounts in thousands)
YEAR ENDED DECEMBER 31,                1999      1998      1997
---------------------------------      ----      ----      ----

Domestic                                     $  2,707    $ 55,197    $ 17,863
Foreign                                        46,692      52,800      23,964
                                             --------    --------    --------
                                             $ 49,399    $107,997    $ 41,827
                                             ========    ========    ========

The income tax provision consisted of:

(Amounts in thousands)
YEAR ENDED DECEMBER 31,               1999       1998      1997
---------------------------------     ----       ----      ----

United States Federal
  Current                                    $   402      $   865    $   142
  Deferred                                     3,972       20,281      9,283
State and local                                  363        5,155      1,569
Foreign                                       16,863       17,799     11,206
                                             -------      -------    -------
                                             $21,600      $44,100    $22,200
                                             =======      =======    =======


The income tax provision is different from the amount computed by applying the US Federal statutory income tax rate of 35% to income before income taxes. The reasons for this difference are as follows:

(Amounts in thousands)
YEAR ENDED DECEMBER 31,               1999      1998      1997
--------------------------------      ----      ----      ----
Computed income taxes at statutory
  rate                                       $17,290    $ 37,799    $ 14,639
State and local taxes, net of
  Federal income tax benefit                     236       3,351       1,020
Goodwill amortization                          3,464       3,584       3,424
Foreign subsidiaries at different
  tax rates                                      514      (2,586)     (1,370)
Foreign (earnings)/losses not
  (provided)/benefited                          (210)      1,555       4,189
Other, net                                       306         397         298
                                             -------    --------    --------
                                             $21,600    $ 44,100    $ 22,200
                                             =======    ========    ========


    The deferred tax provision represents the change in deferred tax assets and liabilities from the beginning of the year to the end of the year resulting from changes in the temporary differences between the financial reporting basis and the tax basis of Sequa's assets and liabilities.

    Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities are as follows:

(Amounts in thousands)
AT DECEMBER 31,                                    1999
-------------------------                  --------------------
                                           Deferred   Deferred
                                             Tax        Tax
                                           Assets   Liabilities
                                           ------   -----------
Accounts receivable allowances                      $  4,648       $   -
Inventory valuation differences                       19,919          2,882
Recognition of income on
  long-term contracts                                  2,368          5,065
Depreciation                                           7,945         40,784
Lease and finance transactions                          -           112,610
Accruals not currently deductible
  for tax purposes                                    50,006           -
Tax net operating loss carryforward                   50,471           -
Alternative minimum tax (AMT)
  credit carryforward                                 21,353           -
Other tax credit carryforwards                         9,222           -
All other                                             26,366         11,267
                                                    --------       --------
   Subtotal                                          192,298        172,608
Valuation allowance                                  (10,475)          -
                                                    --------       --------
Total deferred taxes                                $181,823       $172,608
                                                    ========       ========


(Amounts in thousands)
AT DECEMBER 31,                                    1998
-------------------------                  --------------------
                                           Deferred   Deferred
                                             Tax        Tax
                                           Assets   Liabilities
                                           ------   -----------
Accounts receivable allowances                      $  3,472       $   -
Inventory valuation differences                       23,916          4,002
Recognition of income on
  long-term contracts                                  4,497          4,522
Depreciation                                           9,934         43,294
Lease and finance transactions                          -           120,634
Accruals not currently deductible
  for tax purposes                                    68,378           -
Tax net operating loss carryforward                   47,318           -
Alternative minimum tax (AMT)
  credit carryforward                                 24,733           -
Other tax credit carryforwards                         8,209           -
All other                                             22,421         12,588
                                                    --------       --------
   Subtotal                                          212,878        185,040
Valuation allowance                                   (9,999)          -
                                                    --------       --------
Total deferred taxes                                $202,879       $185,040
                                                    ========       ========

Sequa has had an issue with the Internal Revenue Service (IRS) involving the 1989 restructuring of two subsidiaries. While management believes its tax position in this matter was appropriate, it has taken the conservative position of providing reserves to cover an adverse outcome. At December 31, 1999, the net amount involved was approximately $59,000,000, composed of the potential liability associated with the restructuring and related tax issues; interest expense, net of tax benefit, from the date of the resulting tax refund; and deferred tax assets for portions of tax loss and credit carryforwards which could be utilized in a settlement. In October 1998, Sequa made a deposit of $24,000,000 with the IRS against the expected liability for additional tax and interest that may be assessed against Sequa related to certain of these tax matters. The deposit stopped the running of interest with respect to the amounts deposited. Management has been in discussions with the IRS on these matters for several years and recently reached an informal agreement settling this matter with the IRS. There are several steps involved in finalizing this agreement, including the approval by the Joint Committee on Taxation of the US Congress. If the agreement is approved, no significant additional tax or interest will be paid or refunded. Management anticipates that the agreement with the IRS will be finalized in the next 12 months, at which time approximately $35,000,000, representing the reversal of reserves no longer required, would be recorded as income through a reduction of the income tax provision.

   At December 31, 1999, current taxes payable of $49,078,000 are netted against $52,677,000 of net current deferred tax assets (included in other current assets in the accompanying Consolidated Balance Sheet) and net noncurrent deferred tax liabilities of $43,462,000 are presented as a single amount in the Consolidated Balance Sheet. At December 31, 1998, net current deferred tax assets of $58,261,000 are netted against $74,760,000 of current taxes payable, and net noncurrent deferred tax liabilities of $40,422,000 are presented as a single amount in the Consolidated Balance Sheet.

   A valuation allowance has been established to reduce the deferred tax asset recorded for certain tax credits that may expire unutilized in 2000 through 2018 and to reduce the tax benefit recorded for a portion of the cumulative losses of Sequa's French subsidiaries. The AMT credit carryforward does not expire and can be carried forward indefinitely. Sequa has a domestic tax net operating loss carryforward of $144,203,000 at December 31, 1999 that expires in 2008 through 2019.

   Although Sequa experienced book and tax domestic losses prior to 1997, Sequa has been profitable domestically on a book basis since 1997 and on a tax basis for 1997 and 1998, with an estimated tax loss for 1999. Management believes that its domestic net operating loss carryforwards will be utilized before their expiration through future reversals of existing taxable temporary differences and future earnings. The domestic losses prior to 1997 were largely attributable to loss provisions recorded during 1991 and 1992 for Sequa Capital, a discontinued leasing unit, and operating losses incurred by Gas Turbine from 1993 through 1995. Sequa has divested itself of a significant portion of Sequa Capital's assets and has decreased interest expense by significantly reducing debt levels that existed during the Sequa Capital loss years. In addition, Gas Turbine has been profitable since 1996, due principally to decreased litigation costs and rising demand from the commercial airline market for jet engine component repair.

   Sequa's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions; the state of the airline industry and other major markets; the resolution of the uncertainties in ARC's airbag inflator business; competitive pressures on sales and margins; and other factors beyond management's control. There can be no assurance that Sequa will meet its expectations for future domestic taxable income in the carryforward period. However, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income will be sufficient to fully realize the net domestic deferred tax assets at December 31, 1999. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future domestic taxable income during the carryforward period are reduced.

NOTE 11.  ACCRUED EXPENSES

Sequa's accrued expenses consist of the following items:

(Amounts in thousands)
AT DECEMBER 31,                                1999        1998
-------------------------------                ----        ----
Salaries and wages                                     $ 41,430      $ 47,825
Interest                                                 20,574         5,171
Current portion of environmental
  liabilities                                             6,000        10,000
Current portion of self-insurance
  liabilities                                             4,800         4,800
Current portion of pension liabilities                      938         1,040
Warranty                                                 14,561        18,806
Customer rebates                                         12,188        10,224
Legal fees                                                2,302         3,314
Royalties                                                 7,757         9,474
Insurance                                                 5,766         6,075
Taxes other than income                                   4,360         5,046
Other                                                    45,516        53,025
                                                       --------      --------
                                                       $166,192      $174,800
                                                       ========      ========

NOTE 12.  FINANCIAL INSTRUMENTS

Sequa utilizes forward foreign exchange contracts and purchased foreign currency options to reduce exposure to foreign currency fluctuations on certain existing assets and liabilities, firm commitments and anticipated transactions. To a lesser extent, Sequa also utilizes natural gas swap agreements to convert a portion of certain operations' estimated natural gas requirements to fixed rates. Sequa's accounting policies with respect to these financial instruments are described in Note 1. At December 31, 1999, Sequa had forward foreign exchange contracts outstanding with notional amounts of $105,539,000 and natural gas swaps outstanding with notional amounts of $516,000. At December 31, 1998, Sequa had forward foreign exchange contracts outstanding with notional amounts of $56,605,000 and natural gas swaps outstanding with notional amounts of $3,779,000.

     The following table presents the carrying amounts and fair values of Sequa's derivative and non-derivative financial instruments:

(Amounts in thousands)
AT DECEMBER 31,                            1999                  1998
-----------------------                -------------        -------------
                                      Carrying  Fair        Carrying  Fair
                                      Amount   Value        Amount   Value
                                     --------  -----       --------  -----

Assets
  Cash and cash equivalents        $ 68,164   $ 68,164      $ 84,889  $ 84,889
  Short-term investments               -          -           11,475    11,475
  Forward foreign exchange
    contracts                         2,007      2,007            35        35
  Natural gas swaps                    -            44          -         -

Liabilities
  Current and long-term
    debt                            575,214    558,710       509,344   521,120
  Forward foreign exchange
    contracts                           590        590           815       815
  Natural gas swaps                    -          -             -          175


The fair value of cash and cash equivalents approximates the carrying amount due to the short maturity of those instruments. The fair value of short-term investments and Sequa's debt is primarily based upon quoted market prices of publicly traded securities. The fair value of forward foreign exchange contracts is based on year-end exchange rates. The fair value of Sequa's natural gas swap agreements is based upon the amounts that Sequa could settle with the counterparties to terminate the natural gas swaps outstanding at December 31, 1999 and 1998.

    At December 31, 1999, Sequa was contingently liable for outstanding letters of credit, not reflected in the accompanying consolidated financial statements, in the aggregate amount of $27,642,000. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to outstanding letters of credit.

NOTE 13.   PENSION PLANS AND POSTRETIREMENT BENEFITS

Sequa sponsors various defined benefit pension plans covering certain hourly and most salaried employees. The defined benefit plans provide benefits based primarily on the participants' years of service and compensation. Sequa's pension plans are funded to accumulate sufficient assets to provide for accrued benefits. Sequa also has several unfunded supplemental executive retirement plans for certain key executives. These plans provide for benefits that supplement those provided by Sequa's other retirement plans.

    The status of all of Sequa's significant domestic and foreign defined benefit plans was as follows:

                                                                 Unfunded
                                         Funded Defined       Supplemental
                                         Benefit Pension        Retirement
(Amounts in thousands)                        Plans               Plans
                                         --------------       ------------
AT DECEMBER 31,                          1999      1998       1999     1998
-------------------------                ----      ----       ----     ----
Change in Benefit Obligation
----------------------------
Benefit obligation at beginning
  of year                              $315,055  $265,442   $ 17,947  $15,050
Service cost                             12,320    10,005        (47)     (76)
Interest cost                            20,056    19,208      1,263    1,121
Actuarial (gain) loss                   (32,152)   34,255       (320)   1,716
Plan amendments                             361     2,767       -         186
Curtailments                               (214)   (1,401)       126      245
Participant contributions                   802       707       -        -
Benefits paid                           (16,716)  (16,136)      (428)    (295)
Translation adjustment                   (1,260)      208       -        -
                                       --------  --------   --------  -------
Benefit obligation at end of year      $298,252  $315,055   $ 18,541  $17,947
                                       --------  --------   --------  -------

Change in Plan Assets
---------------------
Fair value of plan assets at
  beginning of year                    $305,179  $292,085   $   -     $  -
Actual return on plan assets             50,077    24,825       -        -
Contributions                             3,598     4,160        428      295
Benefits paid                           (16,716)  (16,136)      (428)    (295)
Translation adjustment                   (1,493)      245       -        -
                                       --------  --------   --------  -------
Fair value of plan assets at end
  of year                              $340,645  $305,179   $   -     $  -
                                       --------  --------   --------  -------

Reconciliation of Funded Status
-------------------------------
Funded status                          $ 42,393  $ (9,876)  $(18,541)$(17,947)
Unrecognized net actuarial
  (gain) loss                           (43,572)   12,032        (66)     258
Unrecognized prior service cost           4,834     5,475      1,438    1,649
Unrecognized transition obligation       (1,009)   (1,745)      -        -
Translation adjustment                     -          (21)      -        -
                                       --------  --------   -------- --------
Net amount recognized                  $  2,646  $  5,865   $(17,169)$(16,040)
                                       ========  ========   ======== ========

Included in:
------------
Deferred charges                       $ 10,759  $ 10,626   $   -    $   -
Accrued expenses                           (938)   (1,040)      -        -
Other noncurrent liabilities             (7,175)   (3,721)   (17,169) (16,040)
                                       --------  --------   -------- --------
Net amount recognized                  $  2,646  $  5,865   $(17,169)$(16,040)
                                       ========  ========   ======== ========

The funded plans' assets consist primarily of listed common stock, pooled equity funds, index funds, debt instruments and real estate funds. At December 31, 1999 and 1998, the plans' assets included Sequa stock with market values of $28,926,000 and $32,109,000, respectively.

Assumptions used in accounting for all of Sequa's significant domestic and foreign defined benefit plans are:

At December 31,                                       1999      1998     1997
---------------                                      ----       ----      ----

Discount rate for obligations                         7.5%      6.5%    7.25%
Rate of increase in compensation levels               4.5%      4.5%      4.5%
Expected long-term rate of return on
  plan assets                                         9.0%      9.0%      9.0%

The periodic net pension cost of all of Sequa's significant domestic and foreign defined benefit plans includes the following components:


                                                    Funded Defined
(Amounts in thousands)                           Benefit Pension Plans
                                                 ---------------------
YEAR ENDED DECEMBER 31,                        1999        1998        1997
----------------------------                   ----        ----        ----
Service cost                                  $ 12,320     $10,005    $ 7,886
Interest cost                                   20,056      19,208     17,966
Expected return on assets                      (26,718)    (25,847)   (21,588)
Amortization of net transition amount             (770)       (730)      (734)
Amortization of prior service cost                 763         929        733
Recognized net (gain) loss                        -           (353)         3
                                               -------     -------    -------
Net periodic pension cost                        5,651       3,212      4,266
Loss (gain) due to curtailments                    240        (961)       402
                                               -------     -------    -------
Total amount reflected in earnings             $ 5,891     $ 2,251    $ 4,668
                                               =======     =======    =======



                                         Unfunded Supplemental
(Amounts in thousands)                             Retirement Plans
                                                 --------------------
Year ended December 31,                        1999         1998        1997
----------------------------                   ----         ----        ----
Service cost                                   $   (47)    $   (76)   $    79
Interest cost                                    1,263       1,121        989
Amortization of prior service cost                 210         211        302
Recognized net loss (gain)                           5        -           (49)
                                               -------     -------    -------
Net periodic pension cost                        1,431       1,256      1,321
Loss due to curtailments                           126         245       -
                                               -------     -------    -------
Total amount reflected in earnings             $ 1,557     $ 1,501    $ 1,321
                                               =======     =======    =======

    Employees not covered by the defined benefit plans discussed above generally are covered by multiemployer plans as part of collective bargaining agreements or by small local plans.
Pension expense for these multiemployer plans and small local plans was not significant in the aggregate.

    Sequa's domestic non-union employees are eligible to participate in Sequa's 401(k) plans. Expenses recorded for Sequa's matching contributions under these plans were $5,805,000 in 1999, $5,335,000 in 1998 and $4,991,000 in 1997.

    Postretirement health care and other insurance benefits are provided to certain retirees. The actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, are as follows:


                                                         Other
(Amounts in thousands)                          Postretirement Benefits
                                                 ----------------------
AT DECEMBER 31,                                  1999              1998
---------------------------                     ----             ----

Change in Benefit Obligation
----------------------------
Benefit obligation at beginning
  of year                                         $3,027              $2,306
Service cost                                         223                 184
Interest cost                                        176                 157
Actuarial (gain) loss                               (702)                685
Plan amendments                                      304                 -
Participant contributions                            192                 174
Benefits paid                                       (560)               (479)
                                                  ------              ------
Benefit obligation at end of year                 $2,660              $3,027
                                                  ======              ======


Net periodic postretirement benefit cost includes the following components:

                                                            Other
(Amounts in thousands)                             Postretirement Benefits
                                                   -----------------------
Year ended December 31,                            1999       1998     1997
--------------------------------                   ----       ----    ----
Service cost                                       $ 223       $ 184    $ 142
Interest cost                                        176         157      189
Amortization of net loss                             145         123      159
Amortization of unrecognized prior
  service cost                                      (127)       (164)    (151)
Amortization of transition obligation                 77          77       77
                                                   -----       -----    -----
Net periodic postretirement benefit cost           $ 494       $ 377    $ 416
                                                   =====       =====    =====

    The accumulated postretirement benefit obligation was determined using a discount rate of 7.5% at December 31, 1999, 6.5% at December 31, 1998 and 7.25% at December 31, 1997 and an average health care cost trend rate of approximately 8.25%, progressively decreasing to approximately 5.5% in the year 2007 and thereafter.

    A one percentage point change in the assumed health care cost trend rate would not have a material effect on the postretirement benefit obligation or on the aggregate service cost and interest cost components.

NOTE 14.  CAPITAL STOCK

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

    On May 6, 1999, stockholders voted affirmatively to amend the Sequa Corporation Restated Certificate of Incorporation, as amended, to increase the number of shares of Class A common stock that Sequa is authorized to issue to 50,000,000 from 25,000,000 and to increase the number of shares of Class B common stock that Sequa is authorized to issue to 10,000,000 from 5,000,000. The additional authorized shares improve Sequa's flexibility in responding to future business needs and opportunities, including possible future acquisitions, financings, stock dividends and other corporate purposes. However, Sequa has no present plans to issue the additional authorized shares, except pursuant to the its benefit plans and for its convertible securities.

    At December 31, 1999, 4,325,497 shares of Sequa Class A common stock were reserved for the conversion of preferred and Class B common stock, and for the exercise of outstanding stock options.

    The following table summarizes shares held in treasury:

At December 31,                         1999      1998      1997
--------------------                    ----      ----      ----


Class A common stock                           240,032     215,104     512,643
Class B common stock                           397,283     397,283     397,283
Preferred stock                                383,990     383,990     186,690

During 1999, 34,800 shares of Class A common stock were purchased for treasury at a cost of $1,670,000. During 1998, 286,199 shares of Class A common stock were issued out of treasury in exchange for 197,300 shares of cumulative convertible preferred stock. The average exchange ratio was 1.45 shares of Class A common stock for each share of preferred.

   During the years ended December 31, 1999 and 1998, no dividends were declared on Sequa Class A common shares or Class B common shares.

NOTE 15.  STOCK OPTIONS

Sequa has two incentive and nonqualified stock option plans in effect: the 1988 Stock Option Plan and the 1998 Stock Option Plan. These plans provide for the granting of options of Sequa's Class A common stock to key employees. The option price per share may not be less than the fair market value of the Class A common stock on the date the option is granted, and the maximum term of an option may not exceed ten years. Options primarily vest in three equal annual installments, commencing on the first anniversary of the grant date. Under the terms of the 1998 Stock Option Plan, Sequa is authorized to grant to officers and other key employees options to purchase up to a total of 500,000 shares of Class A common stock. Authority to grant options under the 1988 Stock Option Plan expired during 1998. The following table summarizes the activity related to Sequa's stock options for the three years ended December 31, 1999:

                                                                    Weighted
                                                                    Average
                                                      Options        Price
                                                      -------        -----
OUTSTANDING AT DECEMBER 31, 1996                      232,345        $32.02
  Granted                                              16,000        $50.38
  Expired or Cancelled                                 (3,010)       $32.25
  Exercised                                          (104,237)       $32.31
                                                     --------

OUTSTANDING AT DECEMBER 31, 1997                      141,098        $33.91
  Granted                                             428,000        $58.07
  Expired or Cancelled                                (13,200)       $40.05
  Exercised                                          (103,531)       $32.36
                                                     --------
OUTSTANDING AT DECEMBER 31, 1998                      452,367        $56.95
  Granted                                              25,750        $58.02
  Expired or Cancelled                                (12,833)       $55.72
  Exercised                                           (15,300)       $32.43
                                                     --------
OUTSTANDING AT DECEMBER 31, 1999                      449,984        $57.88
                                                     ========
EXERCISABLE AT
  December 31, 1997                                   120,631        $31.88
  December 31, 1998                                    17,000        $33.54
  December 31, 1999                                   143,134        $57.68

AVAILABLE FOR FUTURE GRANT                             65,083           -

  Under the provisions of APB Opinion No. 25, Sequa has recognized no compensation expense for stock options granted. Under SFAS No. 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period. Had compensation cost for Sequa's stock option plans been determined under SFAS No. 123, Sequa's net earnings and earnings per share would have been affected as shown in the following pro forma presentation:



(Amounts in thousands, except per share data)
YEAR ENDED DECEMBER 31,                            1999        1998     1997
------------------------------------               ----        ----     ----
NET INCOME
  As reported                                    $22,067     $63,897  $19,627
  Pro forma                                       20,722      63,518   19,572
BASIC EARNINGS PER SHARE
  As reported                                      $1.93       $6.01    $1.66
  Pro forma                                         1.80        5.97     1.66
DILUTED EARNINGS PER SHARE
  As reported                                      $1.93       $5.87    $1.66
  Pro forma                                         1.80        5.83     1.65


The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The model's weighted average assumptions for 1999 were: risk free interest rate of 6.5%, expected life of 4 years, expected volatility of 29.2% and expected dividend yield of 0%. The model's assumptions for prior years were: risk free interest rate of 4.55%, expected life of 4 years, expected volatility of 22.2% and expected dividend yield of 0%.

NOTE 16.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The accumulated balances for each classification of other comprehensive income (loss) are as follows:

(Amounts in thousands)
AT DECEMBER 31,                                            1999         1998
----------------------------------                         ----         ----
Cumulative translation adjustment                        $(16,453)    $   473
Unrealized loss on marketable
  securities, net of tax benefits                            -         (1,489)
                                                         --------     -------
                                                         $(16,453)    $(1,016)
                                                         ========     =======

NOTE 17.  ACQUISITIONS AND DISPOSITIONS

In February 1999, Sequa purchased Thermo Wisconsin, a supplier to the US printing and process industries of continuous process dryers, emission control equipment, web and air handling systems and other specialty products, for $13,593,000. The operations of Thermo Wisconsin have been combined with Sequa's
MEGTEC subsidiary. In June 1999, Sequa purchased Germany-based Schoeller & Co. GmbH, a supplier of automotive cigarette lighters, power outlets and other automotive products for $10,352,000. In 1999, Sequa also made a small niche acquisition of a product line in the amount of $1,882,000 and combined it with MEGTEC. These acquisitions have been accounted for as purchases; accordingly, operating results are included in the Consolidated Statement of Income from the dates of purchase. Pro forma combined results of operations giving effect to these acquisitions would not vary materially from historical results.

     In October 1998, Sequa sold substantially all of the business and operating assets of Sequa Chemicals, its US-based chemicals operation, for net cash proceeds of $107,275,000. The sale resulted in a pre-tax gain of $49,867,000. In 1999, Sequa recorded income of $2,225,000 related to the adjustment of the gain on the sale of Sequa Chemicals upon final settlement with the purchaser. Sequa Chemicals had sales of $74,004,000 in 1998 and $82,293,000 in 1997 and operating income of $3,082,000 in 1998 and $8,004,000 in 1997. The consolidated financial statements and accompanying notes reflect the operating results of Sequa Chemicals as a continuing operation in the Other Products segment. Also during 1998, Sequa sold a Gas Turbine manufacturing facility in the United Kingdom for net cash proceeds of $14,058,000. The sale resulted in a pre-tax gain of $6,675,000.

     In January 1998, Sequa purchased the remaining 50% interest in a domestic airbag inflator joint venture (BAICO) that was not previously owned for $22,736,000. Sequa assumed $25,000,000 of BAICO's debt and repaid it during 1998. In 1998, Sequa also purchased an Italian specialty chemicals distribution unit, the liquid propellant rocket motor product line of Royal Ordnance and made other small niche acquisitions for purchase prices aggregating $17,926,000. These acquisitions have been accounted for as purchases; accordingly, operating results are included in the Consolidated Statement of Income from the dates of purchase. Pro forma combined results of operations giving effect to these acquisitions would not vary materially from historical results.

     In December 1997, Sequa sold Northern Can Systems, a supplier of metal lids, for cash proceeds of $28,178,000. No pre-tax gain or loss resulted from the sale. In 1997, Northern Can Systems had sales of $32,904,000 and operating income of $1,781,000. The consolidated financial statements and accompanying notes reflect the operating results of Northern Can Systems as a continuing operation in the Other Products segment.

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

NOTE 18.  OTHER, NET

Other, net includes the following income (expense) items:

(Amounts in thousands)
YEAR ENDED DECEMBER 31,                    1999        1998        1997
----------------------------               ----        ----        ----

Gain on sale of assets, net              $ 3,898    $     82    $  2,465

Demutualization of an issuer of
  corporate-owned life insurance           2,723        -           -

Adjustment to gain on sale of
  Sequa Chemicals                          2,225        -           -

Collection of note receivable
  previously written off                   1,600        -           -

Gain on sale of short-term
  investments                              1,275        -           -

Income on cash surrender value of
  corporate-owned life insurance           1,047         986       1,321

Discount expense on sale of
  receivables                             (2,290)       -           -

Amortization of capitalized
  debt issuance costs                     (1,487)     (1,220)     (1,381)

Letters of credit and commitment
  fees                                    (1,104)       (901)     (1,596)

Uninsured loss                              -         (2,000)       -

Other                                      1,422        (171)        334
                                         -------     -------    --------
                                         $ 9,309     $(3,224)   $  1,143
                                         =======     =======    ========

NOTE 19.  OPERATING LEASES

Certain businesses of Sequa utilize leased premises or equipment under noncancelable agreements having initial or remaining terms of more than one year. The majority of the real property leases require Sequa to pay maintenance, insurance and real estate taxes. Rental expense totaled $20,239,000, $17,260,000 and $17,083,000 in 1999, 1998 and 1997, respectively.

    At December 31, 1999, future minimum lease payments under noncancelable operating leases are as follows:

(Amounts in thousands)
2000                                              $20,173
2001                                               16,440
2002                                               11,673
2003                                                8,213
2004                                                4,694
After 2004                                         15,591
                                                  -------
                                                  $76,784
                                                  =======

NOTE 20.  EARNINGS PER SHARE

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

     The computation of basic and diluted EPS is as follows:

(Amounts in thousands, except per share data)

YEAR ENDED DECEMBER 31,                          1999        1998      1997
--------------------------------                 ----        ----      ----


Income from continuing operations              $27,799     $63,897   $19,627

Less: Preferred dividends                       (2,064)     (2,173)   (3,051)
                                               -------     -------    ------

Income available to common
   stock--basic                                 25,735      61,724    16,576

Extraordinary loss                              (5,732)       -         -
                                               -------     -------   -------

Net income available to common
  stock--basic                                  20,003      61,724    16,576

Convertible preferred stock
  dividend requirements                           -          2,173      -
                                               -------     -------    ------

Net income available to common
  stock--diluted                               $20,003     $63,897   $16,576
                                               =======     =======   =======


Weighted average number of common
  shares outstanding--basic                     10,367      10,275     9,967

Conversion of convertible
  preferred stock                                 -            599      -

Exercise of stock options                            4          20        47
                                               -------     -------   -------

Weighted average number of common
  shares outstanding--diluted                   10,371      10,894    10,014
                                               =======     =======   =======


Basic earnings per share
  Income before extraordinary item             $  2.48    $  6.01   $  1.66
  Extraordinary loss                              (.55)        -        -
                                               -------    -------   -------
  Net income                                   $  1.93    $  6.01   $  1.66
                                               =======    =======   =======

Diluted earnings per share
  Income before extraordinary item             $  2.48    $  5.87   $  1.66
  Extraordinary loss                              (.55)        -        -
                                               -------     -------  -------
  Net income                                   $  1.93    $  5.87   $  1.66
                                               =======    =======   =======


   The conversion of each share of preferred stock into 1.322 shares of common stock was not included in the computation of diluted earnings per share for 1999 and 1997 because inclusion would have had an anti-dilutive effect on EPS.

NOTE 21.  SUPPLEMENTAL CASH FLOW INFORMATION

Net cash provided by discontinued operations primarily represents the net proceeds from the divestiture and run-off of Sequa
Capital's investment portfolio.

   Selected noncash activities and cash payments were as follows:

(Amounts in thousands)
YEAR ENDED DECEMBER 31,                        1999         1998         1997
---------------------------                    ----         ----         ----
Noncash activities:
   Acquisitions of businesses:
     Fair value of assets acquired           $37,474      $85,572      $58,804
     Cash paid                                25,827       40,662       36,058
                                             -------      -------      -------
     Liabilities assumed                      11,647       44,910       22,746

Interest paid                                 45,367       52,195       50,350

NOTE 22.  SEGMENT INFORMATION AND GEOGRAPHIC DATA

Sequa is a diversified industrial company that produces a broad range of products in five operating segments: Aerospace, Propulsion, Metal Coating, Specialty Chemicals and Other
Products.

   The Aerospace segment consists solely of Sequa's largest operating unit, Chromalloy Gas Turbine Corporation. Gas Turbine repairs and manufactures gas turbine engine components, principally for domestic and international airlines, original equipment manufacturers and the US military.

   The Propulsion segment consists solely of ARC, which manufactures solid rocket propulsion systems for use primarily in tactical military weapons sold to the US Government, automotive airbag inflators and inflator components and liquid propellant motors for use on commercial satellites.

   The Metal Coating segment consists solely of Precoat Metals, which applies polymer coatings to continuous steel and aluminum coil for the nationwide building products market, the container market and diverse markets for manufactured products.

   The Specialty Chemicals segment consists solely of Warwick International, which produces bleach activators for powdered laundry detergent products sold principally in European markets and distributes specialty chemicals in Europe and South Africa through a network of distribution companies.

   The Other Products segment is composed of four ongoing businesses: MEGTEC Systems, Sequa Can Machinery, Casco Products, and the Men's Apparel unit. MEGTEC Systems provides auxiliary press equipment for web offset printing as well as dryers and emission control equipment for the international industrial, paper and printing markets. Sequa Can Machinery produces high speed equipment to form and decorate two-piece metal cans for the worldwide container industry. Casco Products manufactures cigarette lighters, power outlets and electronic monitoring devices primarily for North American and European automobile manufacturers. The Men's Apparel unit designs and manufactures men's formalwear and accessories for the North American market. This segment also includes the results of two operations which have been divested. Sequa Chemicals, which produces a broad range of chemicals primarily for domestic textile, paper, graphic arts and building products markets, was sold in October 1998. Northern Can Systems, which produces easy-open steel lids for the domestic and international food processing industry, was sold in December 1997.

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

NOTE 22.  SEGMENT INFORMATION AND GEOGRAPHIC DATA  (cont'd)

Operations by Business Segment

(Amounts in thousands)
YEAR ENDED DECEMBER 31,                   1999           1998          1997
---------------------------            ----------     ----------    ----------

AEROSPACE
Sales                                 $  745,786     $  782,339    $  727,346
Operating income                          65,571         65,154        50,341
Total assets                             704,037        612,543       582,374
Capital expenditures                      49,603         50,007        30,143
Depreciation and amortization             38,811         37,982        39,879

PROPULSION
Sales                                 $  276,561     $  268,615    $  177,653
Operating income                           6,293         13,415        11,389
Total assets                             355,141        355,955       282,092
Capital expenditures                      29,564         19,949        10,909
Depreciation and amortization             22,245         20,146        14,172

METAL COATING
Sales                                 $  201,747     $  193,652    $  200,037
Operating income                          19,122         14,859        20,334
Total assets                             135,654        132,953       125,296
Capital expenditures                       8,779         15,416         9,236
Depreciation and amortization              7,714          7,919         7,411

SPECIALTY CHEMICALS
Sales                                 $  160,621     $  155,301    $  132,828
Operating income                          23,359         22,565        18,662
Total assets                             102,926        104,772        89,693
Capital expenditures                       5,276          3,090         4,171
Depreciation and amortization              6,215          9,114         9,841

OTHER PRODUCTS
Sales                                 $  314,814     $  402,486    $  357,261
Operating income                          11,808         22,103        13,387
Total assets                             193,294        173,984       236,099
Capital expenditures                       7,856         14,795        12,698
Depreciation and amortization             10,142         12,418        12,631

CORPORATE
Expenses                              $  (31,694)    $  (32,633)   $  (29,406)
Total assets (a)                         180,646        243,940       276,121
Capital expenditures                         304            267         1,803
Depreciation and amortization              2,029          1,742         1,881

TOTALS
Sales                                 $1,699,529     $1,802,393    $1,595,125
Operating income                          94,459        105,463        84,707
Total assets                           1,671,698      1,624,147     1,591,675
Capital expenditures                     101,382        103,524        68,960
Depreciation and amortization             87,156         89,321        85,815

(a) Includes cash, investments and net assets of discontinued operations.

GEOGRAPHIC DATA

Sales are attributable to countries based on location of the customer. Long-lived assets, which include property, plant and equipment and goodwill, are based on physical location.

(Amounts in thousands)
YEAR ENDED DECEMBER 31,                 1999           1998            1997
-----------------------                 ----           ----            ----

SALES
-----
 United States                      $  933,479     $1,027,774      $  916,796
 United Kingdom                         92,758        106,526         103,956
 Italy                                  88,048         95,335          54,185
 France                                 83,380         82,577          79,718
 Japan                                  56,340         50,651          24,095
 Germany                                55,658         52,087          50,041
 Spain                                  42,518         36,383          34,538
 Canada                                 39,950         31,595          39,465
 Other countries                       307,398        319,465         292,331
                                    ----------     ----------      ----------
 Total                              $1,699,529     $1,802,393      $1,595,125
                                    ==========     ==========      ==========


AT DECEMBER 31,                         1999           1998            1997
-----------------------                 ----           ----            ----

LONG-LIVED ASSETS
-----------------
 United States                      $  661,516     $  640,103      $  628,531
 United Kingdom                         73,641         77,336          75,723
 Other countries                        53,658         41,055          36,766
                                    ----------     ----------      ----------
 Total                              $  788,815     $  758,494      $  741,020
                                    ==========     ==========      ==========


No single commercial customer accounted for more than 10% of sales in any year. The largest single contract with any one US Government agency accounted for approximately 1% of sales in 1999, 1998 and 1997. Prime and subcontracts with all government agencies accounted for approximately 10% of sales in 1999, 9% of sales in 1998 and 10% of sales in 1997.

NOTE 23.  CONTINGENCIES

Sequa is involved in a number of claims, lawsuits and proceedings (environmental and otherwise) that arose in the ordinary course of business. Other litigation pending against Sequa involves allegations that are not routine and include, in certain cases, compensatory and punitive damage claims. Included in this class of litigation is an action commenced in July 1995 by United Technologies Corporation (UTC), the parent of Pratt & Whitney
(PW), against Chromalloy Gas Turbine Corporation (Chromalloy) in federal district court in Delaware (the District Court). UTC sought damages and injunctive relief based on alleged breaches of certain license agreements, infringement of patents and misuse of

PW intellectual property. Chromalloy answered the complaint denying UTC's claims, and Chromalloy filed counterclaims against UTC seeking damages and injunctive relief based on UTC's breaches of license agreements and other related matters. The District Court decided to try the case in several different proceedings because of the number and complexity of the claims. For a detailed report on earlier developments in this matter, see Sequa's Report on Form 10-K for the years ended December 31, 1998 and December 31, 1997, and its Report on Form 10-Q for the quarter ended September 30, 1999.

      The most recent significant events and the current status follow. On August 14, 1998, the District Court issued a Memorandum Opinion and Order finding that UTC breached the parties' 1985 Repair Agreement (the Repair Approval Claim). The District Court ordered UTC to provide Chromalloy with updated technical data and to approve Chromalloy to repair components for the most advanced models of several PW large engine families. On a separate claim relating to the Most Favored Nations clause (the MFN Claim), the District Court held that UTC had violated the same agreement by failing to notify Chromalloy of the more favorable licensing terms, including lower royalty rates, that PW negotiated with other component repair suppliers. The District Court did not rule on the damages and other remedies being sought on that claim. No trial date has been set for the remainder of the MFN Claim.

      UTC appealed the District Court's August 14, 1998 Order to the Court of Appeals for the Federal Circuit (the Court of Appeals). On August 25, 1999, the Court of Appeals held that the District Court had erred in holding that res judicata (or what
                                         --- --------
may be referred to as claim preclusion) does not apply to Chromalloy's Repair Approval Claim. (UTC earlier had moved for summary judgment on that basis.) Based on its res judicata
                                               --- --------
ruling, the Court of Appeals vacated the District Court's August 14, 1998 Order. Chromalloy's Petition for Rehearing was denied by the Court of Appeals on November 4, 1999. Because it is not clear what part of Chromalloy's Repair Approval Claim is impacted by the Court of Appeals' August 25, 1999 decision, the precise effect of that decision will not be known until further proceedings are held in the District Court.

      All other claims in this case have been dismissed by the District Court or resolved by the parties, except for Chromalloy's claim under a ceramic coating license agreement that was tried in July 1998 (the Ceramic Approval Claim). The District Court has not yet ruled on that claim. On December 3, 1999, UTC renewed its motion for summary judgment on the MFN Claim and the Ceramic Approval Claim. Those motions are pending. It would be premature at this stage for management to make an evaluation of the likely outcome of Chromalloy's remaining claims.

      On August 29, 1995, Chromalloy filed suit in Texas state court against UTC seeking damages and injunctive relief for violations of the Texas Free Enterprise and Antitrust Act. UTC filed counterclaims against Chromalloy for alleged breach of contract and unfair competition. For a detailed report on earlier developments in this matter, see Sequa's
Reports listed in the first paragraph of this Note. The only remaining issue in this case is Chromalloy's appeal of the Texas court's denial of injunctive relief. On October 14, 1998, the San Antonio Court of Appeals issued its decision affirming the trial court's denial of injunctive relief. On Chromalloy's request for reconsideration, the Court of Appeals reaffirmed its decision in an opinion dated November 17, 1999, which was later withdrawn because of an error in the opinion, and replaced with an opinion dated November 24, 1999. Chromalloy disagrees with the decision and on March 10, 2000, filed a Petition for Review to the Texas Supreme Court.

      Chromalloy's divisions compete for turbine engine repair business with a number of other companies, including the manufacturers of jet engines (OEMs). The OEMs generally have obligations (contractual and otherwise) to approve vendors to manufacture components for their engines and/or perform repair services on their engines and components. Chromalloy has a number of such approvals, including licensing agreements, which allow it to manufacture and repair certain components of flight engines. The loss of a major OEM's approval to manufacture or repair components for the OEM's engines could have an adverse effect on Chromalloy, although management believes it has certain actions available to it to mitigate this effect.

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

NOTE 24.  QUARTERLY FINANCIAL INFORMATION (Unaudited)
(Amounts in thousands, except per share data)

1999 Quarter ended                                     March 31         June 30        Sept. 30        Dec. 31         Year
------------------                                     --------        --------        --------        -------      ---------
Sales                                                  $407,266        $433,180        $416,371       $442,712     $1,699,529
Cost of sales                                           327,679         345,689         331,138        355,200      1,359,706
Operating income                                         20,291          26,624          25,824         21,720         94,459
Income before extraordinary
  item                                                    5,986          10,903           6,449          4,461         27,799
Extraordinary loss                                         -               -             (1,483)        (4,249)        (5,732)
Net income                                             $  5,986        $ 10,903        $  4,966       $    212     $   22,067
                                                       ========        ========        ========       ========     ==========


Basic and diluted earnings per share:
  Income before extraordinary item                    $   0.53         $   1.00       $   0.57        $   0.38    $     2.48
  Extraordinary loss                                       -                -            (0.14)          (0.41)        (0.55)
                                                       -------          -------        --------       --------     ----------
  Net income (loss)                                   $   0.53         $   1.00       $   0.43        $  (0.03)   $     1.93
                                                       ========        ========        ========       ========     ==========


1998 Quarter ended                                     March 31         June 30        Sept. 30        Dec. 31         Year
------------------                                     --------         -------        --------        -------      ---------

Sales                                                  $439,853        $457,666        $458,954       $445,920     $1,802,393
Cost of sales                                           352,839         363,387         366,750        361,938      1,444,914
Operating income                                         24,767          29,510          28,263         22,923        105,463
Net income                                             $  4,818        $ 11,914        $ 10,556       $ 36,609     $   63,897
                                                       ========        ========        ========       ========     ==========

Basic earnings per share                               $   0.42        $   1.11        $   0.97       $   3.48     $     6.01
                                                        =======        ========        ========       ========      =========
Diluted earnings per share                             $   0.41        $   1.10        $   0.97       $   3.35     $     5.87
                                                        =======        ========        ========       ========      =========

The following unusual items are included in the quarterly financial information:

Operating income for the fourth quarters of 1999 and 1998, respectively, includes $1,500,000 and
$5,000,000 provisions for environmental expenses to raise accruals to an appropriate level relative to revised estimates of likely future remediation costs.  The after-tax effect of the charges is to reduce basic earnings per share by $.09 in 1999 and $0.30 in 1998.

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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------

   None.


                                   PART III
                                   --------


ITEMS 10. THROUGH 13.
---------------------

      The information required by Item 10 with respect to executive officers is contained on page 14 of this Annual Report on Form 10-K under ITEM 4A and is incorporated herein by reference.

      Sequa intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors not later than 120 days after the end of its fiscal year ended December 31, 1999. Accordingly, the information required by Part III (Items 10, concerning Sequa's directors and disclosure pursuant to Item 405 of Regulation S-K, and items 11, 12 and 13) is incorporated herein by reference to such definitive proxy statement in accordance with General Instruction G(3) to Form 10-K.

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
          ---------------------

          The following consolidated financial statements are included in Part II of this Annual Report on Form 10-K:


                                                                    Page Numbers
                                                                    in this Annual
                                                                    Report on Form
                                                                        10-K
                                                                     ----------

     Report of Independent Public Accountants.                             33

     Consolidated Balance Sheet as of December 31,
     1999 and 1998.                                                     34-35

     Consolidated Statement of Income for the three
     years ended December 31, 1999.                                        36

     Consolidated Statement of Cash Flows for the three
     years ended December 31, 1999.                                        37

     Consolidated Statement of Shareholders' Equity for
     the three years ended December 31, 1999.                              38

     Notes to Consolidated Financial Statements.                        39-70

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

3.3 - Certificate of Amendment of Certificate of Incorporation of Sequa, dated June 4, 1999 (incorporated by reference to Exhibit 3(i)(c) of Registration Statement No. 333-
          82211 on Form S-8, filed on July 2, 1999).

3.4  -    Restated and amended (as of August 26, 1993) By-laws of
          Sequa, (incorporated by reference to Exhibit 3.3 of Sequa's Registration Statement No. 33-50843 on Form S-1, filed on October 29, 1993).

4.1  -    Indenture, dated as of December 15, 1993, by and between
          Sequa and Bankers Trust Company, as Trustee, and Form of 9 3/8% Senior Subordinated Notes due December 15, 2003 (incorporated by reference to Exhibits 4.7 and 4.3, respectively, of Sequa's Registration Statement on Form 8-A, File No. 1-804, filed on January 25, 1994).

4.2  -    Indenture, dated as of December 15, 1993, by and between
          Sequa and IBJ Schroder Bank & Trust Company, as Trustee, and Form of 8 3/4% Senior Notes due December 15, 2001 (incorporated by reference to Exhibits 4.6 and 4.2, respectively, of Sequa's Registration Statement on Form 8-A, File No. 1-804, filed on January 25, 1994).

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

4.5 -     Indenture, dated as of July 29, 1999, between Sequa and
          Harris Trust Company of New York (incorporated by reference to Exhibit 1 of Sequa's Registration Statement on Form 8-A, File No. 1-804, filed on November 8, 1999).

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

10.2 -    Amendment No. 1 to Credit Agreement constituting Exhibit
          10.1 hereto dated as of April 13, 1998 among Sequa, certain Subsidiary Guarantors of Sequa, certain Lenders and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1998, filed on March 23, 1999).

10.3 - Consent and Second Amendment Agreement to Credit Agreement constituting Exhibit 10.1 hereto dated as of September 28, 1998 among Sequa, certain Lenders and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10.3 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1998, filed on March 23, 1999).

10.4 - Waiver and Third Amendment to the $150 Million Credit Agreement constituting Exhibit 10.1 hereto dated as of February 19, 1999 (incorporated by reference to Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended September 30, 1999, filed on November 15,
          1999).

10.5 - Receivables Purchase Agreement dated as of November 13, 1998 among Sequa Receivables Corp., Sequa, Liberty Street Funding Corp. and The Bank of Nova Scotia, as administrator (incorporated by reference to Exhibit 10.4 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1998, filed on March 23,
          1999).

10.6 - Amendment No. 1 dated as of May 28, 1999 to Receivables Purchase Agreement constituting Exhibit 10.5 hereto (incorporated by reference to Exhibit 10.4 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended June 30, 1999, filed August 4, 1999).

10.7 - Second Amendment to the Receivables Purchase Agreement constituting Exhibit 10.5 hereto dated as of July 12, 1999 (filed herewith).

10.8 - Purchase and Sale Agreement dated as of November 13, 1998 among the Originators named therein, Sequa and Sequa Receivables Corp. (incorporated by reference to
          Exhibit 10.5 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1998, filed on March 23, 1999).

10.9 - Asset and Share Purchase Agreement dated October 29, 1998 by and among Sequa, Sequa Chemicals, Inc. and GenCorp Inc. pursuant to which Sequa sold substantially all of the business and operating assets of Sequa Chemicals, Inc. and Sequa Chemicals S.A. (incorporated by reference to Exhibit 2.1 of Sequa's Current Report on Form 8-K, File No. 1-804, filed on November 6, 1998).

                      COMPENSATORY PLANS OR ARRANGEMENTS

10.10 - 1998 Key Employees Stock Option Plan (incorporated by reference to Exhibit 10.2 of Sequa's Annual Report on
          Form 10-K, File No. 1-804, for the year ended December
          31, 1997, filed on March 20, 1998).

10.11 - Sequa Corporation Management Incentive Bonus Program for Corporate Executive Officers (Revised for 1998) (incorporated by reference to Exhibit 10.3 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1997, filed on March 20, 1998).

10.12 - Sequa's Supplemental Executive Retirement Plans I, II, and III, effective as of January 1, 1990 (incorporated by reference to Exhibit 10(c) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1990, filed on April 1, 1991) and amendments thereto (incorporated by reference to Exhibit 10(c) of Sequa's Annual Report on Form 10-K, File
          No. 1-804, for the year ended December 31, 1991, filed on March 30, 1992).

10.13 - Sequa Corporation Management Incentive Bonus Program for Corporate Non-Executive Officers and Corporate Staff (Revised for 1998) (incorporated by reference to Exhibit
          10.5 of Sequa's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 20, 1998).

10.14 - Letter Agreements, dated May 24, 1984, by and between Norman E. Alexander and Sequa, and Stuart Z. Krinsly and Sequa (incorporated by reference to Exhibit 10(h) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1989, filed on March 30,
          1990).

10.15 - Letter Agreements, dated April 30, 1990, by and between Norman E. Alexander and Sequa, and Stuart Z. Krinsly and Sequa (incorporated by reference to Exhibit 10 (h) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1990, filed on April 1,
          1991).

10.16 - Employment Agreement, dated April 1, 1993, by and between John J. Quicke and Sequa, (incorporated by reference to Exhibit 10(k) of Sequa's Annual Report on Form 10-K, File No. 1-804 for the year ended December 31, 1992, filed on March 31, 1993); Amendment thereto, dated March 1, 1995 (incorporated by reference to Exhibit 10.11 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1994, filed on March 30, 1995); Amendment thereto, dated September 26, 1996 (incorporated by reference to Exhibit
          10.9 of Sequa's Annual Report on Form 10-K, File
          No. 1-804, for the year ended December 31, 1996, filed on March 24, 1997); and Amendment thereto, dated as of March 1, 1999 (incorporated by reference to Exhibit
          10.18 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 1999, filed on May 14, 1999).

10.17 - Employment Agreement, dated as of October 1, 1991, by and between Martin Weinstein and Chromalloy Gas Turbine Corporation, (incorporated by reference to Exhibit 10(n) of Sequa's Annual Report on Form 10-K, File No. 1-804 for the year ended December 31, 1991, filed on March 30,
          1992); Amendment thereto, dated as of June 1, 1993 (incorporated by reference to Exhibit 10.14 of Sequa's Registration Statement No. 33-50843 on Form S-1 filed on October 29, 1993); Amendment thereto, dated as of February 23, 1995 (incorporated by reference to Exhibit
          10.12 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1995, filed on March 28, 1996); and Amendment thereto, dated as of June 1, 1996 (incorporated by reference to Exhibit 10.11 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1996, filed on March 24,
          1997); and Amendment thereto, dated as of March 1, 1999 (incorporated by reference to Exhibit 10.19 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 1999, filed on May 14, 1999).

10.18 - Executive Life Insurance Plan of Sequa, (incorporated by reference to Exhibit 10(o) of Sequa's Annual Report on
          Form 10-K, File No. 1-804 for the year ended December
          31, 1991, filed on March 30, 1992).

10.19 -   Key Employee Medical Insurance Plan of Sequa,
          (incorporated by reference to Exhibit 10(p) of Sequa's
          Annual Report on Form 10-K, File No. 1-804 for the year ended December 31, 1991, filed on March 30, 1992).

10.20 - Sequa Corporation Management Incentive Bonus Program for Operating Divisions (Revised 1997) (incorporated by reference to Exhibit 10.18 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1996, filed on March 24, 1997).

10.21 - Employment Agreement, dated as of March 1, 1999, by and between William P. Ksiazek and Sequa (filed herewith).

10.22 -   Agreement, dated February 3, 1999, by and between Gerald
          S. Gutterman and Sequa (filed herewith).

10.23 - Employment Agreement, dated as of December 16, 1999, by and between Howard Leitner and Sequa (filed herewith).

                   End of Compensatory Plans or Arrangements


21.1  -   List of subsidiaries of Sequa, filed herewith.

23.1  -   Consent of Independent Public Accountants, filed
          herewith.

27.1  -   Financial Data Schedule, filed herewith.

    (b)   Reports on Form 8-K
          -------------------

          None.

                                     SIGNATURES
                                     ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual
Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SEQUA CORPORATION

Date:   March 28, 2000                   By:   /S/ HOWARD M. LEITNER
       ----------------                       -------------------------
                                              Howard M. Leitner
                                              Senior Vice President, Finance
                                              (Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2000.

By: /S/ NORMAN E. ALEXANDER              Chairman of the Board, Chief
-----------------------------
Norman E. Alexander                        Executive Officer and Director

By: /S/ JOHN J. QUICKE                   President, Chief Operating Officer
-----------------------------
John J. Quicke                             and Director

By: /S/ STUART Z. KRINSLY                Senior Executive Vice President,
-----------------------------
Stuart Z. Krinsly                          General Counsel and Director

By: /S/ MARTIN WEINSTEIN                 Executive Vice President, Gas
-----------------------------
Martin Weinstein                           Turbine Operations and Director

By: /S/ HOWARD M. LEITNER                Senior Vice President, Finance
-----------------------------
Howard M. Leitner                          (Chief Financial Officer)

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

By:                                      Director
-----------------------------
Richard S. LeFrak

By: /S/ MICHAEL I. SOVERN                Director
-----------------------------
Michael I. Sovern

By: /S/ FRED R. SULLIVAN                 Director
-----------------------------
Fred R. Sullivan

By: /S/ GERALD TSAI                      Director
-----------------------------
Gerald Tsai, Jr.

                                 EXHIBIT INDEX
                                 -------------

                                                              Sequentially
Exhibit                                                       Numbered Page
-------                                                       -------------
10.7        Second Amendment to Receivables Purchase
            Agreement.

10.21       Employment Agreement, dated as of
            March 1, 1999, by and between William
            P. Ksiazek and Sequa.

10.22       Agreement, dated February 3, 1999, by
            and between Gerald S. Gutterman and
            Sequa.

10.23       Employment Agreement, dated as of
            December 16, 1999, by and between
            Howard Leitner and Sequa.

21.1        Subsidiaries of Registrant.

23.1        Consent of Independent Public Accountants.

27.1        Financial Data Schedule.