Form 10-Q
period 2000-03-31
SEQUA CORP /DE/
filed 2000-05-12
CIK 95301

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended       March 31, 2000
                               --------------------------------
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              --------------------    ----------


Commission File Number   1-804
                      ------------------------------------------

                          SEQUA CORPORATION
----------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

         Delaware                                 13-1885030
---------------------------------          ---------------------

(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)              Identification No.)

200 Park Avenue, New York, New York                  10166
----------------------------------              -----------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (212)986-5500
                                                    -------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



               Class                      Outstanding at April 30, 2000
               -----                      -----------------------------

Class A Common Stock, no par value                   7,043,010
Class B Common Stock, no par value                   3,329,780

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      SEQUA CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                   (Amounts in thousands, except per share)
                                  (Unaudited)
                                                 For the Three Months
                                                    Ended March 31,
                                                 --------------------
                                                   2000         1999
                                                   ----         ----

SALES                                            $427,793     $407,266
                                                 --------     --------

COSTS AND EXPENSES
 Cost of sales                                    343,464      327,679
 Selling, general and
   administrative                                  61,748       59,296
                                                 --------     --------
                                                  405,212      386,975
                                                 --------     --------

OPERATING INCOME                                   22,581       20,291

OTHER INCOME (EXPENSE)
 Interest expense                                 (13,539)     (11,915)
 Interest income                                    1,132        1,376
 Equity in loss of unconsolidated
  joint ventures                                     (622)        (622)
 Other, net                                        (1,330)       1,656
                                                 --------     --------

INCOME BEFORE INCOME TAXES                          8,222       10,786

Income tax provision                               (4,000)      (4,800)
                                                 --------     --------

NET INCOME                                          4,222        5,986

Preferred dividends                                  (516)        (516)
                                                 --------     --------

NET INCOME AVAILABLE
 TO COMMON STOCK                                 $  3,706     $  5,470
                                                 ========     ========

BASIC AND DILUTED EARNINGS PER SHARE             $    .36     $    .53

DIVIDENDS DECLARED PER SHARE
 Preferred                                       $   1.25     $   1.25

[FN]
The accompanying notes are an integral part of the financial statements.

                      SEQUA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Amounts in thousands)


                                    ASSETS

                                                (Unaudited)
                                                  March 31,      December 31,
                                                    2000             1999
                                                 ----------      -----------

CURRENT ASSETS
  Cash and cash equivalents                     $   76,506       $   68,164
  Trade receivables (less
    allowances of $17,438 and
    $17,259)                                       229,652          239,532
  Unbilled receivables (less
    allowances of $2,110 and $2,060)                33,787           32,130
  Inventories                                      333,444          315,158
  Other current assets                              25,473           25,275
                                                ----------       ----------
    Total current assets                           698,862          680,259
                                                ----------       ----------

INVESTMENTS
  Net assets of discontinued
    operations                                      98,921           98,912
  Investments and other receivables                 71,992           74,015
                                                ----------       ----------
                                                   170,913          172,927
                                                ----------       ----------

PROPERTY, PLANT AND EQUIPMENT, NET                 478,788          474,558
                                                ----------       ----------
OTHER ASSETS
  Excess of cost over net assets of
    companies acquired                             311,186          314,257
  Deferred charges and other                        28,659           29,697
                                                ----------       ----------
                                                   339,845          343,954
                                                ----------       ----------

TOTAL ASSETS                                    $1,688,408       $1,671,698
                                                ==========       ==========

[FN]
The accompanying notes are an integral part of the financial statements.

                      SEQUA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                   (Amounts in thousands, except share data)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                              (Unaudited)
                                                March 31,      December 31,
                                                  2000             1999
                                               ----------       ----------
CURRENT LIABILITIES
 Current maturities of long-term
  debt                                         $    6,763     $     5,297
 Accounts payable                                 148,384         129,214
 Accrued expenses                                 165,111         166,192
                                               ----------      ----------
  Total current liabilities                       320,258         300,703
                                               ----------      ----------

NONCURRENT LIABILITIES
 Long-term debt                                   569,960         569,917
 Deferred taxes on income                          44,106          43,462
 Other noncurrent liabilities                      87,261          88,719
                                               ----------      ----------
                                                  701,327         702,098
                                               ----------      ----------

SHAREHOLDERS' EQUITY
 Preferred stock--$1 par value,
  1,825,000 shares authorized,
  797,000 shares of $5 cumulative
  convertible stock issued at
  March 31, 2000 and
  December 31, 1999 (involuntary
  liquidation value--$17,181 at
  March 31, 2000)                                     797             797
 Class A common stock--no par value,
  50,000,000 shares authorized,
  7,282,000 shares issued at
  March 31, 2000 and 7,281,000 shares
  issued at December 31, 1999                       7,282           7,281
 Class B common stock--no par value,
  10,000,000 shares authorized,
  3,727,000 shares issued at
  March 31, 2000 and
  December 31, 1999                                 3,727           3,727
 Capital in excess of par value                   288,447         288,437
 Retained earnings                                468,378         464,672
 Accumulated other comprehensive
  loss                                            (22,278)        (16,453)
                                               ----------      ----------
                                                  746,353         748,461
 Less:  Cost of treasury stock                     79,530          79,564
                                               ----------      ----------
  Total shareholders' equity                      666,823         668,897
                                               ----------      ----------

 TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                       $1,688,408      $1,671,698
                                               ==========      ==========

[FN]
The accompanying notes are an integral part of the financial statements.

                              SEQUA CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Amounts in thousands)
                                          (Unaudited)
                                                                         For the Three Months
                                                                            Ended March 31,
                                                                          ------------------
                                                                           2000       1999
                                                                           ----       ----
Cash flows from operating activities:
  Income before income taxes                                            $  8,222    $ 10,786

  Adjustments to reconcile income to net
    cash provided by (used for) operating activities:
    Depreciation and amortization                                         22,384      21,499
    Provision for losses on receivables                                      332       1,337
    Equity in losses of unconsolidated joint ventures                        622         622
    Gain on sale of assets                                                  (113)     (1,064)
    Other items not providing cash                                        (1,151)       (533)

  Changes in operating assets and liabilities,
    net of businesses purchased:
    Receivables                                                          (16,186)     (8,111)
    Inventories                                                          (19,591)     (7,638)
    Other current assets                                                  (4,029)     (1,600)
    Accounts payable and accrued expenses                                 12,538     (20,901)
    Other noncurrent liabilities                                            (198)     (1,307)
                                                                        --------    --------

  Net cash provided by (used for) continuing
    operations before income taxes                                         2,830      (6,910)
  Net cash (used for) provided by discontinued
    operations before income taxes                                          (431)        319
  Income taxes refunded (paid), net                                        6,193     (10,913)
                                                                        --------    --------
    Net cash provided by (used for) operating activities                   8,592     (17,504)
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Businesses purchased, net of cash acquired                              (2,431)    (12,962)
  Purchase of property, plant and equipment                              (23,748)    (20,679)
  Sale of property, plant and equipment                                      220       2,882
  Other investing activities                                               2,626        (882)
                                                                        --------    --------
    Net cash used for investing activities                               (23,333)    (31,641)
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of accounts receivable, net                          23,429      45,000
  Proceeds from debt                                                       1,991        -
  Payments of debt                                                          (482)     (5,851)
  Other financing activities                                                (505)       (124)
                                                                        --------    --------
    Net cash provided by financing activities                             24,433      39,025
                                                                        --------    --------

Effect of exchange rate changes on cash and cash
    equivalents                                                           (1,350)     (3,343)
                                                                        --------    --------

Net increase (decrease) in cash and cash equivalents                       8,342     (13,463)

Cash and cash equivalents at beginning of period                          68,164      84,889
                                                                        --------    --------

Cash and cash equivalents at end of period                              $ 76,506    $ 71,426
                                                                        ========    ========

[FN]
The accompanying notes are an integral part of the financial statements.

                      SEQUA CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

      The consolidated financial statements of Sequa Corporation ("Sequa") include the accounts of all majority-owned subsidiaries. Investments in 20% to 50% owned joint ventures are accounted for on the equity method. All material accounts and transactions between the consolidated subsidiaries have been eliminated in consolidation.

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

      The consolidated financial statements included herein have been prepared by Sequa, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present Sequa's results for the interim periods presented.
Except for $1.6 million of income recorded in the first quarter of 1999 related to the collection of a note receivable written off more than ten years ago, such adjustments consisted of normal recurring items. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although Sequa believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Sequa's latest Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  COMPREHENSIVE INCOME/(LOSS)

      Comprehensive income/(loss) includes net income and other comprehensive income items which are recorded within a separate component of equity in the balance sheet and are excluded from net income. Sequa's other comprehensive income items include foreign currency translation adjustments and unrealized gains and losses on certain securities. Since undistributed earnings of Sequa's foreign subsidiaries are intended to be permanently reinvested, taxes have not been provided for foreign currency translation adjustments.

Comprehensive loss for the three-months ended March 31, 2000 and 1999 is as follows:

                                             (Thousands of Dollars)
                                                  (Unaudited)
                                              For the Three Months
                                                 Ended March 31,
                                                -----------------
                                                 2000       1999
                                                 ----       ----

Net income                                     $ 4,222    $ 5,986
Other comprehensive income
  (loss):
  Foreign currency
    translation adjustments                     (5,825)   (11,478)
  Unrealized loss on marketable
    securities,                                   -        (2,869)
  Tax benefit on unrealized loss
    on marketable securities                      -         1,003
                                               -------    -------

Comprehensive loss                             $(1,603)   $(7,358)
                                               =======    =======

NOTE 3.  EARNINGS PER SHARE

      Basic earnings per share (EPS) for each of the periods have been computed by dividing the net earnings, after deducting dividends on cumulative convertible preferred stock, by the weighted average number of common shares outstanding during the period.

      Diluted EPS reflects the potential dilution that would have occurred if the outstanding options to purchase shares of Class A common stock were exercised. For the three months ended March 31, 2000 and 1999, options to purchase shares of common stock were not included in the computation of diluted EPS because the options' weighted average exercise price was greater than the average market price of the common shares. The conversion of preferred stock into 1.322 shares of Class A common stock was not included in the computation of diluted earnings per common share in any of the periods since it has an anti-dilutive effect when the preferred stock dividends are added back to the income available to common stock.




NOTE 3.  EARNINGS PER SHARE  (cont'd)

      The computation of basic and diluted EPS is as follows:

                                             (Thousands of Dollars)
                                                  (Unaudited)
                                                    For the
                                                  Three Months
                                                 Ended March 31,
                                                ----------------
                                                2000        1999
                                                ----        ----

Net income                                    $ 4,222     $ 5,986

Less: Preferred stock
  dividends                                      (516)       (516)
                                              -------     -------

Net income available to
  common stock                                $ 3,706     $ 5,470
                                              =======     =======

Weighted average number of
  common shares outstanding
  - basic                                      10,371      10,374

Exercise of stock options                        -           -
                                              -------     -------

Weighted average number of
  common shares outstanding
  - diluted                                    10,371      10,374
                                              =======     =======

Basic earnings per common
  share                                         $0.36       $0.53

Diluted earnings per common
  share                                         $0.36       $0.53

NOTE 4.  TRADE RECEIVABLES, NET

     Sequa Receivables Corp. (SRC), a wholly owned special purpose corporation, has a Receivables Purchase Agreement extending through November 2003 under which it is able to sell without recourse up to $120,000,000 of Sequa's eligible trade receivables through a bank sponsored facility. Under the terms of the agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any distribution to Sequa. Trade receivables are net of $93,429,000 at March 31, 2000 and $70,000,000 at December 31, 1999 of receivables sold under the agreement. Other, net in the Consolidated Statement of Income for the three months ended March 31, 2000 and 1999 includes $1,507,000 and $542,000, respectively, of discount expense related to the sale of receivables.

NOTE 5.  INVENTORIES

      The inventory amounts at March 31, 2000 and December 31,
1999 were as follows:
                                         (Thousands of Dollars)
                                   (Unaudited)
                                  March 31, 2000       December 31, 1999
                                  --------------       -----------------

Finished goods                       $112,061              $ 82,010
Work in process                       101,697                88,255
Raw materials                         134,195               150,921
Long-term contract costs                5,927                 6,560
Customer deposits                     (20,436)              (12,588)
                                     --------              --------
                                     $333,444              $315,158
                                     ========              ========


NOTE 6.   SUMMARY BUSINESS SEGMENT DATA

      Sequa's sales and operating income by business segment are as follows:

                                        (Thousands of Dollars)
                                             (Unaudited)
                                    Sales                 Operating Income
                                First Quarter              First Quarter
                               ----------------            -------------
                              2000          1999          2000       1999
                              ----          ----          ----       ----

   Aerospace                $194,883      $187,707      $14,030    $14,659
   Propulsion                 62,925        60,648        3,956        (45)
   Metal Coating              52,498        44,282        4,417      2,984
   Specialty Chemicals        39,089        38,492        4,257      4,840
   Other Products             78,398        76,137        2,274      4,923
   Corporate                    -             -          (6,353)    (7,070)
                            --------      --------      -------    -------
        TOTAL               $427,793      $407,266      $22,581    $20,291
                            ========      ========      =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

SALES
-----

       Sales in the Aerospace segment rose 4% in the first quarter of 2000, with a 17% increase in sales to the engine component repair aftermarket partially offset by a sharp decline in sales to the original equipment manufacturers (OEM). Repair sales advanced in both the commercial and military markets. Commercial repair sales principally benefited from contracts with major airlines to provide repair services and inventory management. Military repair sales were bolstered by revenues from work at Kelly Air Force Base, which accounted for approximately 25% of the overall increase in repair sales. The OEM sales decline was caused by the slowdown in the market for new aircraft engines and by the continued effect of global outsourcing programs at the jet engine makers.

       Sales of the Propulsion segment increased 4% in the first three months of 2000, as advances in both the solid and liquid rocket motor areas more than offset a decline in sales of airbag inflator products. The increase in the solid rocket area was largely driven by improvements in the domestic MLRS program, and in a foreign military sales program. The increase in the liquid rocket motor product line primarily reflects the start of work on the Minuteman III missile refurbishment program. Lower automotive airbag inflator sales primarily reflect reduced volumes to certain Asian customers.

       Sales of the Metal Coating segment increased 19% in the first quarter of 2000, driven by advances in two principal markets, building products and containers. The increase in building products reflects both a growing market and increased market penetration. Growth in the container market reflects additional demand in the end user markets.

       Sales of the Specialty Chemicals segment increased 2% in the first quarter of 2000. The benefits of a 16% volume gain in the detergent additive business and sales added by the acquisition of a chemical distribution business in France in February 2000, were largely offset by the impact of currency exchange movements on these businesses.

       Sales of the Other Products segment advanced 3% in the first three months of 2000, as improvements at the automotive products and Men's Apparel units were partially offset by declines at the MEGTEC and can machinery units. MEGTEC registered a 13% decline in first quarter sales, primarily due to a weak 1999 year-end backlog of orders for delivery to customers in each of its three major markets. First-quarter bookings for

-----

product to be delivered later in 2000 were very strong, which will benefit sales comparisons in the next several quarters. Can machinery sales remained weak, and were 11% lower than in the prior year, with no significant recovery anticipated in 2000, in its major markets. Casco Products, the automotive products unit, registered a 39% sales increase in the first three months of 2000. Sales added through the acquisition of Schoeller & Co., a German manufacturer of cigarette lighters accounted for more than 70% of the first quarter increase, with the balance attributable to strong worldwide demand for lighters and power outlets. The Men's Apparel unit registered a 7% sales increase, as sales of formalwear remained strong.

OPERATING INCOME
----------------

       Operating income of the Aerospace segment declined 4% in the first quarter of 2000. A strong advance at units primarily serving the repair market was more than offset by the combination of a sharp decline at units primarily engaged in OEM work, and by a $1.6 million increase in development and start-up costs at a facility established to manufacture and sell new parts for jet engines. Legal expenses related to the ongoing litigation with the Pratt & Whitney division of United Technologies Corporation were approximately $0.3 million in both the 2000 and 1999 first quarters.

       The Propulsion segment recorded a $4.0 million profit in the first three months of 2000, in contrast to a $45,000 loss in the first quarter of 1999. The improvement was derived entirely from an upturn in results at the airbag inflator unit that reflects the success of programs introduced in 1999 to reduce product costs. Results of the rocket motor portion of the segment were on a par with the previous year's quarter.

       Operating income of the Metal Coating segment increased 48% in the first three months of 2000, reflecting the benefit of higher sales and the continuing effect of quality improvement programs.

       Operating income of the Specialty Chemicals segment declined 12% in the first quarter of 2000. The benefit of increased volume was more than offset by the impact on margins of the continued strengthening of the British pound. The average exchange rate of the British pound strengthened 12% against the Euro in the first quarter of 2000 compared with the year-earlier quarter.

----------------

       Operating income of the Other Products segment declined 54% in the first three months of 2000. The decline was primarily derived from a sharp downturn at the MEGTEC unit, which had reported a small profit in 1999 but incurred a loss in the current year. This loss reflects lower sales and margins, as well as higher research and development costs. Management currently anticipates significantly improved results from this unit in the next several quarters, based on its strong order backlog at March 31, 2000. Profits at Casco Products advanced
33% due to the addition of Schoeller & Co. in mid-1999, and improvement at other overseas operations. The can machinery unit recorded profits on a par with the 1999 quarter, as an improvement in absorption of manufacturing expenses offset the effect of lower sales. Profits at the Men's Apparel unit were slightly lower primarily due to an unfavorable sales mix shift.

INTEREST EXPENSE
----------------

       The first quarter increase in interest expense of $1.6 million was due to an increase in average borrowings to support working capital needs stemming from new growth initiatives at Sequa's Chromalloy Gas Turbine unit.

EQUITY IN LOSS OF UNCONSOLIDATED JOINT VENTURES
-----------------------------------------------

       Sequa has investments in numerous unconsolidated joint ventures, which amounted to $41.3 million at March 31, 2000 and $42.4 million at December 31, 1999. Sequa's first quarter equity in the net losses of these joint ventures was $0.6 million in both 2000 and 1999. The largest of these joint ventures are discussed in the following paragraphs.

       Sequa has an investment in BAG SpA, an Italian company which manufactures and markets hybrid inflators for automotive airbags. During the first quarter of 1999, Sequa owned one of three equal interests in the venture, along with Breed (whose Italian subsidiary Breed Italian Holdings S.r.l. (BIH) is the venture's only customer) and Fiat Avio. In April 1999, Sequa and Breed purchased equal shares from the Fiat Avio subsidiary, increasing their ownership to 50% each. In September 1999, Breed and certain of its US subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. In December 1999, letters of credit issued by Sequa and Breed to guarantee BAG SpA's bank debt and other liabilities were drawn upon, in the case of Sequa in the amount of $10.4 million. At December 31, 1999, Sequa's investment in BAG SpA, including earlier contributions and the funds transferred under the letters of credit, totaled $18.5 million. In January 2000, ARC, ARC Automotive Italia (a newly established subsidiary), BAG SpA and

-----------------------------------------------

Breed signed a contract which provides for ARC Automotive Italia to acquire certain of the assets and the automotive inflator business of BAG SpA. The closing of this transaction remains subject to several significant conditions. (See the Risk/Concentration of Business section of this MD&A for additional information). At March 31, 2000, Sequa's investment in BAG SpA totaled $17.2 million reflecting first quarter equity losses and a return of certain funds related to a letter of credit previously drawn upon. Sequa's first quarter share of the losses of the BAG SpA joint venture was $0.3 million in 2000 and $0.6 million in 1999.

       Chromalloy Gas Turbine has several 50/50 joint venture partnerships, two of which are significant. The first is Advanced Coatings Technologies (ACT), a joint venture with United Technologies Corporation, which owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts. The second, Pacific Gas Turbine
(PGT), was formed in June 1999 with Willis Lease Finance. PGT overhauls and tests certain jet engines. Sequa's investment in these two Gas Turbine partnerships was $13.6 million at March 31, 2000 and $13.4 million at December 31, 1999. Sequa's first quarter share of equity results was a loss of $0.3 million in 2000 and income of $0.3 million in 1999.

       Precoat Metals has a 50/50 partnership with NCI Building Systems, Inc. in Midwest Metal Coatings (MMC) to coat coils of heavy gauge steel for structural components used in the building products market. Sequa's investment in MMC was $9.5 million at March 31, 2000 and December 31, 1999. MMC broke even in the first quarter of 2000 and Sequa's equity share of losses was $0.3 million in the first quarter of 1999.

OTHER, NET
----------

       During the first quarter of 2000, Other, net included discount expense of $1.5 million related to the sale of accounts receivable. During the first quarter of 1999, Other, net included $1.6 million of income related to the collection of a note receivable that was written off more than ten years ago, a $0.7 million gain on the sale of an office building and discount expense of $0.5 million related to the sale of accounts receivable.

INCOME TAX PROVISION
--------------------

       At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the first quarters of 2000 and 1999 were based upon estimated annual pre-tax earnings and reflect nondeductible goodwill amortization and the effect of a provision for state income and franchise taxes.

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

       Under an Agreed Order and Stipulation that was entered with the Bankruptcy Court, ARC and Breed have agreed to enter into negotiations to modify the long-term supply contract. If these negotiations are unsuccessful, Breed must assume or reject the existing contract by the deadline which has been extended 30 days from the original May 1, 2000 date by the mutual consent of the parties. Breed accounted for $19.9 million of ARC's first quarter sales in 2000 and $21.4 million in 1999. Additionally, Breed holds the remaining 50% equity investment in BAG SpA, and BIH, a foreign subsidiary of Breed, is the sole customer of BAG SpA. BAG SpA accounted for $4.5 million of ARC's first quarter sales both in 2000 and in 1999.

       At March 31, 2000, ARC had pre-petition net accounts receivable of $12.1 million due from Breed and $8.9 million of accounts receivable due from BAG SpA. BAG SpA had trade accounts receivable of $17.5 million due from BIH (a subsidiary which is not part of the bankruptcy filing) and an additional $1.1 million of non-trade receivables due from BIH. As of late April 2000, BIH was substantially current in its payment of receivables to BAG SpA. At March 31, 2000, neither ARC nor BAG SpA had any significant reserves related to the Breed or BIH accounts receivable. Management continues to monitor this situation closely.

------------------------------

       Based on the current facts and circumstances, Sequa's management believes that the long-term supply contract with Breed will be assumed in either its current or modified form and therefore believes that the opportunity to recover the full amount of the $12.1 million Breed pre-petition net accounts receivable remains. However, due to the uncertainty of the ultimate resolution of the Chapter 11 proceedings, Sequa has reclassified the receivable to long-term.

       In January 2000, ARC, ARC Automotive Italia, BAG SpA and Breed signed a contract under which ARC Automotive Italia will acquire certain of the assets, as well as the automotive inflator business of BAG SpA. While Sequa management currently anticipates that this transaction will close, it is subject to significant pre-closing conditions. In the event this transaction is not consummated, the $17.2 million investment in BAG SpA and the $8.9 million of accounts receivable due from BAG SpA would likely not be fully recoverable, primarily due to Breed's current inability in the Chapter 11 environment to make any additional capital contributions to BAG SpA to cover future cash requirements.

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

ENVIRONMENTAL MATTERS
---------------------

       Sequa's environmental department, under senior management's direction, manages all activities related to Sequa's involvement in environmental clean-up. This department establishes the projected range of expenditures for individual sites with respect to which Sequa may be considered a potentially responsible party under applicable federal or state law. These projected expenditures, which are reviewed periodically, include: remedial investigation and feasibility studies; outside legal, consulting

---------------------

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

       It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $14 million to $26 million. At March 31, 2000, Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $22.4 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

       With respect to all known environmental liabilities, it is currently estimated that remediation costs will be in the range of $4 million to $7 million during 2000 and between $4 million and $6 million during 2001. During the first three months of 2000, actual expenditures for the remediation of previously contaminated sites were $1.0 million.

BACKLOG
-------

       The businesses of Sequa for which backlogs are significant are the Turbine Airfoils, Caval Tool, Turbocombuster Technology and Castings units of the Aerospace segment; the solid and liquid rocket motor operations of the Propulsion segment; and the can machinery, MEGTEC and Men's Apparel units of the Other Products segment. The aggregate dollar amount of backlog in these units at March 31, 2000 was $312.0 million ($289.5 million at December 31, 1999). The increase from year-end is attributable to an 85% backlog increase at the MEGTEC unit. Sales of the Men's Apparel unit are seasonal, with stronger sales in the first six months of the year; accordingly, this unit's backlog is normally higher at December 31 than at any other time of the year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       Net cash provided by operating activities was $8.6 million in the first quarter of 2000, compared with $17.5 million used for operating activities in the first quarter of 1999. The

-------------------------------

primary reasons for the $26.1 million increase in cash provided by operating activities were a decrease in state and foreign income taxes paid, coupled with a federal tax refund received in the first quarter of 2000. Net cash used for investing activities decreased to $23.3 million in the first quarter of 2000 from $31.6 million in the first quarter of 1999. The major factors in the 2000 decrease were a $10.5 million drop in cash used to purchase businesses partially offset by higher capital expenditures. Cash provided by financing activities in the first quarter of 2000 was $24.4 million compared to $39.0 million provided in the first quarter of 1999. The decrease was largely attributable to lower levels of accounts receivable sold.

       Capital expenditures amounted to $23.7 million during the first quarter of 2000 and $20.7 million during the first quarter of 1999, with spending in the 2000 period concentrated in the Aerospace and Propulsion segments. These funds were primarily used to upgrade existing facilities and equipment and to expand capacity. Sequa currently anticipates that capital spending in 2000 will be approximately $115 million and will be concentrated in the same segments.

       Sequa has had an issue with the Internal Revenue Service
(IRS) involving the 1989 restructuring of two subsidiaries.
While management believes its tax position in this matter was appropriate, it had taken the conservative position of providing reserves to cover an adverse outcome. At March 31, 2000, the net amount involved was approximately $59 million, composed of the potential liability associated with the restructuring and related tax issues; interest expense, net of tax benefit, from the date of the resulting tax refund; and deferred tax assets for portions of tax loss and credit carryforwards which could be utilized in a settlement. In October 1998, Sequa made a deposit of $24.0 million with the IRS against the expected liability for additional tax and interest that may be assessed against Sequa related to certain of these tax matters. The deposit stopped the running of interest with respect to the amounts deposited. Management has been in discussions with the IRS on these matters for several years and has reached an informal agreement settling this matter with the IRS. There are several steps involved in finalizing this agreement, including approval by the Joint Committee on Taxation of the US Congress. If the agreement is approved, no significant additional tax or interest will be paid or refunded. Management anticipates that the agreement with the IRS will be finalized in the next nine months, at which time approximately $35 million, representing the reversal of reserves no longer required, would be recorded as income through a reduction of the income tax provision.

-------------------------------

       Management currently anticipates that cash flow from operations, the $105.5 million of credit available at May 8, 2000 under the revolving credit agreement and the $76.5 million of cash and cash equivalents on hand at March 31, 2000 will be sufficient to fund Sequa's operations, niche acquisitions and airline spare parts inventory purchases for the next year. It is management's current intent to repay the remaining $66.4 million principal balance of its medium-term notes using its revolving credit agreement in May 2001.

OTHER INFORMATION
-----------------

       SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Depending on the use of a derivative and whether it has been designated and qualifies as a hedge, gains or losses resulting from changes in the values of those derivatives would be recognized currently in earnings or reported as a component of other comprehensive income. This statement is not expected to have a material impact on Sequa's consolidated financial statements. Recently, the effective date of this statement was delayed one year to fiscal years beginning after June 15, 2000, with earlier adoption encouraged. Sequa will adopt this accounting standard by January 1, 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

       There has been no material change in Sequa's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the year ended December 31, 1999, which Item is hereby incorporated by reference.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       Sequa is involved in a number of claims, lawsuits and proceedings (environmental and otherwise) that arose in the ordinary course of business. Other litigation pending against Sequa involves allegations that are not routine and include, in certain cases, compensatory and punitive damage claims. Included in this class of litigation is an action commenced in July 1995 by United Technologies Corporation (UTC), the parent of Pratt & Whitney (PW), against Chromalloy Gas Turbine Corporation (Chromalloy) in federal district court in Delaware (the District Court). UTC sought damages and injunctive relief based on alleged breaches of certain license agreements, infringement of patents and misuse of PW intellectual property. Chromalloy answered the complaint denying UTC's claims, and Chromalloy filed counterclaims against UTC seeking damages and injunctive relief based on UTC's breaches of license agreements and other related matters. The District Court decided to try the case in several different proceedings because of the number and complexity of the claims. For a detailed report on earlier developments in this matter, see Sequa's Report on Form 10-K for the years ended December 31, 1999, December 31, 1998 and December 31, 1997.

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

      On August 29, 1995, Chromalloy filed suit in Texas state court against UTC seeking damages and injunctive relief for violations of the Texas Free Enterprise and Antitrust Act. UTC filed counterclaims against Chromalloy for alleged breach of contract and unfair competition. For a detailed report on earlier developments in this matter, see Sequa's Reports listed in the first paragraph of this Item. The only remaining issue in this case is Chromalloy's appeal of the Texas court's denial of injunctive relief. On October 14, 1998, the San Antonio Court of Appeals issued its decision affirming the trial court's denial of injunctive relief. On Chromalloy's request for reconsideration, the Court of Appeals reaffirmed its decision in an opinion dated November 17, 1999, which was later withdrawn because of an error in the opinion, and replaced with an opinion dated November 24, 1999. Chromalloy disagrees with the decision and on March 10, 2000, filed a Petition for Review to the Texas Supreme Court. That petition is pending.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10.1 Amendment No. 1 dated as of May 1, 1998 to 1998 Key Employees Stock Option Plan (filed herewith).

              10.2 Amendment No. 2 dated as of March 30, 2000 to 1998 Key Employees Stock Option Plan (filed herewith).

              27.1   Financial Data Schedule, filed herewith.

              99.1 "Quantitative and Qualitative Disclosures About Market Risk" on pages 23-24 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, which is incorporated by reference in Item 3 hereof.

         (b)  Reports on Form 8-K

              No report on Form 8-K was filed during the three month period ended March 31, 2000.

         Pursuant to the requirements of the Securities

         Exchange Act of 1934, the Registrant has duly

         caused this report to be signed on its behalf

         by the undersigned thereunto duly authorized.


              SEQUA CORPORATION



              BY:/S/ WILLIAM P. KSIAZEK
                 -----------------------------
                 William P. Ksiazek
                 Vice President and Controller
                 (Chief Accounting Officer)











May 12, 2000