Form 10-Q
period 2000-06-30
SEQUA CORP /DE/
filed 2000-08-14
CIK 95301

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended       June 30, 2000
                               -------------------------------
                               OR
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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



               Class              Outstanding at July 31, 2000
               -----              ----------------------------

Class A Common Stock, no par value        7,046,703
Class B Common Stock, no par value        3,329,780

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      SEQUA CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                   (Amounts in thousands, except per share)
                                  (Unaudited)
                                   For the Six Months    For the Three Months
                                     Ended June 30,         Ended June 30,
                                  --------------------   -------------------
                                     2000       1999       2000       1999
                                     ----       ----       ----       ----

SALES                             $ 874,816  $ 840,446   $447,023    $433,180
                                  ---------  ---------   --------    --------

COSTS AND EXPENSES
  Cost of sales                     699,298    673,368    355,834     345,689
  Selling, general and
    administrative                  127,261    120,163     65,513      60,867
                                  ---------  ---------   --------    --------
                                    826,559    793,531    421,347     406,556
                                  ---------  ---------   --------    --------

OPERATING INCOME                     48,257     46,915     25,676      26,624

OTHER INCOME (EXPENSE)
  Interest expense                  (27,323)   (23,983)   (13,783)    (12,068)
  Interest income                     2,223      2,699      1,090       1,323
  Equity in loss of unconsolidated
    joint ventures                   (1,444)    (1,102)      (822)       (480)
  Other, net                         (1,249)     5,760         81       4,104
                                  ---------  ---------   --------    --------

INCOME BEFORE INCOME TAXES           20,464     30,289     12,242      19,503

Income tax provision                (10,800)   (13,400)    (6,800)     (8,600)
                                  ---------  ---------   --------    --------

NET INCOME                            9,664     16,889      5,442      10,903

Preferred dividends                  (1,032)    (1,032)      (516)       (516)
                                  ---------  ---------   --------    --------

NET INCOME AVAILABLE
  TO COMMON STOCK                 $   8,632  $  15,857   $  4,926    $ 10,387
                                  =========  =========   ========    ========

BASIC AND DILUTED EARNINGS
 PER SHARE                        $    0.83  $    1.53   $   0.47    $   1.00

DIVIDENDS DECLARED PER SHARE
 Preferred                        $    2.50  $    2.50   $   1.25    $   1.25

The accompanying notes are an integral part of the financial statements.

               SEQUA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                     (Amounts in thousands)


                             ASSETS

                                       (Unaudited)
                                         June 30,     December 31,
                                           2000          1999
                                        ----------    ----------
CURRENT ASSETS
  Cash and cash equivalents            $   67,337    $   68,164
  Trade receivables (less
   allowances of $16,844 and
   $17,259)                               217,446       239,532
  Unbilled receivables (less
   allowances of $2,171 and $2,060)        37,387        32,130
  Inventories                             344,044       315,158
  Other current assets                     27,851        25,275
                                       ----------    ----------
    Total current assets                  694,065       680,259
                                       ----------    ----------

INVESTMENTS
  Net assets of discontinued
   operations                              98,623        98,912
  Investments and other receivables        95,935        74,015
                                       ----------    ----------
                                          194,558       172,927
                                       ----------    ----------

PROPERTY, PLANT AND EQUIPMENT, NET        466,068       474,558
                                       ----------    ----------

OTHER ASSETS
  Excess of cost over net assets of
    companies acquired                    311,631       314,257
  Deferred charges and other assets        28,791        29,697
                                       ----------    ----------
                                          340,422       343,954
                                       ----------    ----------

TOTAL ASSETS                           $1,695,113    $1,671,698
                                       ==========    ==========

The accompanying notes are an integral part of the financial statements.

               SEQUA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
            (Amounts in thousands, except share data)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                      (Unaudited)
                                        June 30,    December 31,
                                          2000         1999
                                       ----------   -----------
CURRENT LIABILITIES
 Current maturities of long-term
  debt                                $    2,480  $     5,297
 Accounts payable                        146,569      129,214
 Accrued expenses                        180,751      166,192
                                      ----------   ----------
  Total current liabilities              329,800      300,703
                                      ----------   ----------

NONCURRENT LIABILITIES
 Long-term debt                          569,646      569,917
 Deferred taxes on income                 47,797       43,462
 Other noncurrent liabilities             85,915       88,719
                                      ----------   ----------
                                         703,358      702,098
                                      ----------   ----------

SHAREHOLDERS' EQUITY
 Preferred stock--$1 par value,
  1,825,000 shares authorized,
  797,000 shares of $5 cumulative
  convertible stock issued at
  June 30, 2000 and
  December 31, 1999 (involuntary
  liquidation value--$17,181 at
  June 30, 2000)                             797          797
 Class A common stock--no par value,
  50,000,000 shares authorized,
  7,282,000 shares issued at
  June 30, 2000 and 7,281,000 shares
  issued at December 31, 1999              7,282        7,281
 Class B common stock--no par value,
  10,000,000 shares authorized,
  3,727,000 shares issued at
  June 30, 2000 and
  December 31, 1999                        3,727        3,727
 Capital in excess of par value          288,446      288,437
 Retained earnings                       473,304      464,672
 Accumulated other comprehensive
  loss                                   (32,105)     (16,453)
                                      ----------   ----------
                                         741,451      748,461
 Less:  Cost of treasury stock            79,496       79,564
                                      ----------   ----------
  Total shareholders' equity             661,955      668,897
                                      ----------   ----------

 TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                              $1,695,113   $1,671,698
                                      ==========   ==========

The accompanying notes are an integral part of the financial statements.

                       SEQUA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                            For the Six Months
                                                              Ended June 30,
                                                           ------------------
                                                              2000      1999
                                                              ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before income taxes                               $ 20,464  $ 30,289

  Adjustments to reconcile income to net
    cash provided by operating activities:
    Depreciation and amortization                            44,990    43,456
    Provision for losses on receivables                         317     3,230
    Equity in losses of unconsolidated joint ventures         1,444     1,102
    Gain on sale of assets                                     (113)   (3,728)
    Other items not providing cash                           (2,270)   (1,319)

  Changes in operating assets and liabilities,
    net of businesses purchased:
    Receivables                                             (18,535)  (20,023)
    Inventories                                             (35,735)  (23,199)
    Other current assets                                     (4,745)     (438)
    Accounts payable and accrued expenses                    26,097   (26,165)
    Other noncurrent liabilities                             (2,084)   (2,874)
                                                           --------  --------

  Net cash provided by continuing operations
    before income taxes                                      29,830       331
  Net cash used for discontinued operations
    before income taxes                                        (630)      (56)
  Income taxes refunded (paid), net                           4,282   (18,610)
                                                           --------  --------
    Net cash provided by (used for) operating activities     33,482   (18,335)
                                                           --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Businesses purchased, net of cash acquired                 (8,977)  (22,584)
  Short-term investments                                       -       15,041
  Purchase of property, plant and equipment                 (48,737)  (45,945)
  Sale of property, plant and equipment                       2,820     6,606
  Other investing activities                                 (3,293)  (26,171)
                                                           --------  --------
    Net cash used for investing activities                  (58,187)  (73,053)
                                                           --------  --------

Cash flows from financing activities:
  Proceeds from sale of accounts receivable, net             34,000    63,500
  Proceeds from debt                                          3,292      -
  Payments of debt                                           (6,817)   (7,154)
  Other financing activities                                 (1,021)     (615)
                                                           --------  --------
    Net cash provided by financing activities                29,454    55,731
                                                           --------  --------

Effect of exchange rate changes on cash and cash
    equivalents                                              (5,576)   (5,995)
                                                           --------  --------

Net decrease in cash and cash equivalents                      (827)  (41,652)

Cash and cash equivalents at beginning of period             68,164    84,889
                                                           --------  --------

Cash and cash equivalents at end of period                 $ 67,337  $ 43,237
                                                           ========  ========

The accompanying notes are an integral part of the financial statements.

               SEQUA CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The consolidated financial statements of Sequa Corporation ("Sequa") include the accounts of all majority-owned subsidiaries. Investments in 20% to 50% owned joint ventures are accounted for under the equity method. All material accounts and transactions between the consolidated subsidiaries have been eliminated in consolidation.

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

     The consolidated financial statements included herein have been prepared by Sequa, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present Sequa's results for the interim periods presented.
Except for a $3.2 million charge relating to an early retirement program at the Specialty Chemicals operation and $1.0 million of income related to the final resolution of matters associated with the sale of a Chromalloy Gas Turbine business in the United Kingdom both of which were recorded in the second quarter of 2000, and except for $1.6 million of income recorded in the first quarter of 1999 related to the collection of a note receivable written off more than ten years ago, and $2.2 million of income recorded in the second quarter of 1999 related to the adjustment of the gain on the sale of Sequa Chemicals upon final settlement with the purchaser, such adjustments consisted of normal recurring items. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although Sequa believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Sequa's latest Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

Comprehensive income (loss) for the six and three-month periods ended June 30, 2000 and 1999 is as follows:

                                          (Thousands of Dollars)
                                               (Unaudited)
                                      For the Six        For the Three
                                         Months             Months
                                     Ended June 30,      Ended June 30,
                                     -------------       -------------
                                     2000     1999       2000     1999
                                     ----     ----       ----     ----

Net income                         $ 9,664 $ 16,889    $ 5,442  $10,903
Other comprehensive income/
  (loss):
  Foreign currency
    translation adjustments        (15,652) (18,775)    (9,827)  (7,297)
  Unrealized gain on marketable
    securities                        -       2,291       -       5,160
  Tax provision on unrealized gain
    on marketable securities          -        (802)      -      (1,805)
                                   -------  -------    -------  -------

Comprehensive income/(loss)        $(5,988) $  (397)   $(4,385) $ 6,961
                                   =======  =======    =======  =======

NOTE 3.  EARNINGS PER SHARE

     Basic earnings per share (EPS) for each of the periods have been computed by dividing the net earnings, after deducting dividends on cumulative convertible preferred stock, by the weighted average number of common shares outstanding during the period.

     Diluted EPS reflects the potential dilution that would have occurred if the outstanding options to purchase shares of Class A common stock were exercised. In the 1999 periods, options to purchase shares of Class A common stock were not included in the computation of diluted EPS because the options' weighted average exercise price was greater than the average market price of the common shares. The conversion of preferred stock into 1.322 shares of Class A common stock was not included in the computation of diluted earnings per common share in any of the periods since it has an anti-dilutive effect when the preferred stock dividends are added back to the income available to common stock.

  The computation of basic and diluted EPS is as follows:

                                  (Thousands of Dollars)
                                        (Unaudited)
                                  For the          For the
                                Six Months       Three Months
                              Ended June 30,     Ended June 30,
                              -------------      -------------
                              2000     1999      2000     1999
                              ----     ----      ----     ----

Net income                  $ 9,664  $16,889   $ 5,442  $10,903

Less: Preferred stock
  dividends                  (1,032)  (1,032)     (516)    (516)
                            -------  -------   -------  -------

Net income available to
  common stock              $ 8,632  $15,857   $ 4,926  $10,387
                            =======  =======   =======  =======

Weighted average number of
  common shares outstanding
  - basic                    10,372   10,366    10,372   10,358

Exercise of stock options         1     -            3     -
                            -------  -------   -------  -------

Weighted average number of
  common shares outstanding
  - diluted                  10,373   10,366    10,375   10,358
                            =======  =======   =======  =======

Basic earnings per common
  share                     $  0.83  $  1.53   $  0.47  $  1.00

Diluted earnings per common
  share                     $  0.83  $  1.53   $  0.47  $  1.00

NOTE 4.  TRADE RECEIVABLES, NET

    Sequa Receivables Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement extending through November 2003 under which it is able to sell without recourse up to $120,000,000 of Sequa's eligible trade receivables through a bank sponsored facility. Under the terms of the agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any distribution to Sequa. Trade receivables are net of $104,000,000 at June 30, 2000 and $70,000,000 at December 31, 1999 of receivables sold under the agreement. Other, net in the Consolidated Statement of Income for the six-months ended June 30, 2000 and 1999 includes $3,427,000 and $1,543,000, respectively, of discount expense related to the sale of receivables. Discount expense recorded in the second quarter of 2000 and 1999 was $1,919,000 and $1,002,000, respectively.

NOTE 5.  INVENTORIES

     The inventory amounts at June 30, 2000 and December 31, 1999 were as follows:

                                 (Thousands of Dollars)
                            (Unaudited)
                           June 30, 2000    December 31, 1999
                           -------------    -----------------
Finished goods                $123,425          $ 82,010
Work in process                100,653            88,255
Raw materials                  142,522           150,921
Long-term contract costs         6,354             6,560
Customer deposits              (28,910)          (12,588)
                              --------          --------
                              $344,044          $315,158
                              ========          ========

NOTE 6.   SUMMARY BUSINESS SEGMENT DATA

     Sequa's sales and operating income by business segment are as follows:

                                (Thousands of Dollars)
                                      (Unaudited)
                             Sales            Operating Income
                          Year to Date          Year to Date
                        ----------------        -------------
                        2000        1999        2000     1999
                        ----        ----        ----     ----

  Aerospace           $382,682    $371,289    $29,563  $31,037
  Propulsion           134,638     135,822      8,494    2,851
  Metal Coating        110,823      94,886     11,163    8,628
  Specialty Chemicals   76,155      77,994      5,006    9,961
  Other Products       170,518     160,455      7,759    8,818
  Corporate               -           -       (13,728) (14,380)
                      --------    --------    -------  -------
       TOTAL          $874,816    $840,446    $48,257  $46,915
                      ========    ========    =======  =======

                             Sales            Operating Income
                         Second Quarter        Second Quarter
                        ----------------       --------------
                        2000        1999        2000     1999
                        ----        ----        ----     ----

  Aerospace           $187,800    $183,582    $15,534  $16,379
  Propulsion            71,713      75,174      4,538    2,896
  Metal Coating         58,325      50,605      6,746    5,643
  Specialty Chemicals   37,066      39,502        750    5,121
  Other Products        92,119      84,317      5,484    3,895
  Corporate               -           -        (7,376)  (7,310)
                      --------    --------    -------  -------
       TOTAL          $447,023    $433,180    $25,676  $26,624
                      ========    ========    =======  =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

SALES
-----

     Sales of the Aerospace (Chromalloy Gas Turbine) segment rose 3% in the six months and 2% in the second quarter of 2000. Sales to the engine component repair aftermarket increased 14% in the six months and 10% in the second quarter, whereas sales to the original equipment manufacturers (OEM) declined in both periods. Strength in the commercial repair portion of the business reflects the benefit of long-term contracts with major airlines to provide repair services and inventory management.
The advance in military repair sales was boosted by revenues derived from a contract to provide component repairs at Kelly Air Force Base. The Kelly business accounted for a significant portion of the overall increase in repair sales for the six months and the major portion of the overall increase in the second quarter. The OEM sales declines were caused by both a slowdown in demand for new aircraft engines and the continued effect of global outsourcing programs by the jet engine OEMS.

     In late May 2000, Chromalloy Gas Turbine formed a joint venture partnership with Siemens-Westinghouse to coat new parts and repair components for Siemens-Westinghouse land-based industrial gas turbines. Chromalloy contributed two industrial turbine repair units to this venture for its 49% share and as a result, sales of these units after May 31, 2000 are no longer consolidated. These units generated sales of $10.7 million in the six months of 2000, $11.3 million in the comparable period of 1999 and $22.8 million for the full year 1999.

     Sales of the Propulsion segment declined 1% in the six months and 5% in the second quarter. For the six months, sales of defense products and liquid propulsion were on a par with the 1999 period, and automotive products sales declined slightly. The second quarter decline primarily reflects lower sales of defense products due to production stretch-outs and reduced production on several programs.

     Sales of the Metal Coating segment increased 17% in the six months and 15% in the second quarter of 2000, driven by strong demand from building products and container customers. The increases in building products reflect a growing market and increased market penetration. Improvements in the container market reflect additional demand in the end user markets.

     Sales of the Specialty Chemicals segment declined 2% in the six months and 6% in the second quarter. For the six months, demand from international customers for the detergent additive TAED increased 6%, however the effects of currency movements -- particularly the strengthening of the pound sterling against the

-----

Euro and its decline against the U.S. dollar -- more than offset the benefit of this volume increase and the addition of a French chemicals distribution business in February 2000. In the second quarter a small decline in TAED volume combined with the effect of currency movements more than offset the sales added by the first quarter acquisition of the French unit.

     Sales of the Other Products segment advanced 6% in the six months and 9% in the second quarter. Sales of MEGTEC Systems declined 5% in the six months, but increased 2% in the second quarter. Sales for each of MEGTEC's major product lines were lower for the six months. Sales of industrial and graphic arts products advanced in the second quarter, more than offsetting a decline in sales of emission control equipment. Sales of the can machinery unit advanced 1% in the six months and 12% in the second quarter. The increases were driven by higher sales of specialty can forming systems from the segment's Can Industry Products unit and from Formatec, an operation acquired in the second quarter of 2000. In both periods, sales of decorating equipment declined, the result of the continuing worldwide slump in demand. Sales of Casco Products, the automotive products unit, advanced 31% in the six months and 23% in the second quarter largely due to the acquisition of a German automotive supplier in July 1999. This business contributed sales of $10.0 million in the six months of 2000 and $4.6 million in the second quarter. The balance of the six-months' increase was due to strong worldwide demand for lighters and power outlets.
Excluding the effect of the German acquisition second quarter sales were on a par with year earlier levels. Sales of the Men's Apparel unit were ahead 8% in the six months and 9% in the three months with continued strength in both periods in both basic and fashion formalwear.


OPERATING INCOME
----------------

     Operating income in the Aerospace segment declined 5% in both the six months and second quarter. In both periods, improvements at units primarily serving the repair market were more than offset by the combination of sharp declines at units primarily engaged in OEM work, and higher development costs. Development and start-up costs at a component manufacturing unit were $2.4 million higher in the six months of 2000 than in the same period of 1999 and $0.8 million higher in the second quarter than in the comparable 1999 period. In late May 2000, Chromalloy Gas Turbine reduced its ownership of this unit to 50%. Accordingly, results of this unit from June 1, 2000, are no longer consolidated but are included in Equity in loss of unconsolidated joint ventures on Sequa's Consolidated Statement of Income. Also in late May 2000, Chromalloy Gas Turbine entered

----------------

into a joint venture with Siemens-Westinghouse to coat and repair industrial gas turbine components. Chromalloy Gas Turbine contributed two units to the venture. These units had operating income of $1.2 million in the first six months of 2000, $0.9 million in the same 1999 period and $1.9 million for all of 1999. In all periods prior to the reduction in ownership this operating income was included in Chromalloy's results. Beginning June 1, 2000 profits from the new joint venture are included as Equity in loss of unconsolidated joint ventures on Sequa's Consolidated Statement of Income.

     Operating income in the Propulsion segment nearly tripled in the six months and rose 57% in the second quarter. Six-month results reflect substantial improvement in the automotive and defense businesses, tempered by the effect of lower operating results of the liquid propulsion unit. Results of the defense business for both periods reflect lower bid and proposal costs, improved performance on a major program, and lower administrative costs, with particular improvement in the second quarter. Improvement in automotive products results primarily reflect the continuing success of product cost reduction programs introduced in 1999. The improvement was tempered in the second quarter by higher product development costs.

     Operating income in the Metal Coating segment increased 29% in the six months and 20% in the second quarter. Both periods benefitted from the continuing effect of quality improvement programs and higher sales, partially tempered by significantly higher natural gas prices in the second quarter.

     Operating income in the Specialty Chemicals segment declined 50% in the six months and 85% in the second quarter. Both periods were adversely affected by a $3.2 million provision for an early retirement program implemented in the second quarter as part of a continuing effort to reduce costs. Without this charge, segment results declined 17% in the six months and 22% in the second quarter, due to the impact on margins and reported profits of the changes in the value of the British pound. The average exchange rate of the British pound strengthened by 10% against the Euro in the six months and 8% in the second quarter; the exchange rate of the pound weakened against the dollar by 3% in the six months and 5% in the second quarter, with all comparisons to year earlier periods.

     Operating income in the Other Products segment declined 12% in the six months while advancing 41% in the second quarter. For the six months a sharp decline at MEGTEC more than offset advances at the other three units. In the second quarter all units in the segment reported higher profits. For MEGTEC,

----------------

six-months results compare unfavorably with the same period of 1999 due to the loss in the first quarter of 2000. Profits at this unit increased in the second quarter of 2000. While the current quarter was affected by unusually high costs related to a quadrennial graphic arts trade show, the prior year's quarter was reduced by a bad debt provision. Future results of this unit should benefit from a strong backlog of orders for shipment in the second half of the year. The Sequa Can Machinery unit recorded modest improvements in both periods due to slightly higher gross margins and the absence of a second quarter 1999 severance provision. Profits at Casco Products advanced 29% in the six months and 25% in the second quarter. Both periods benefited from the acquisition of the German automotive supplier in mid-1999 and higher volume at the other overseas units, tempered by lower gross margins at the domestic unit. Profits at the Men's Apparel unit were ahead in both periods primarily due to strong second quarter sales.

INTEREST EXPENSE
----------------

     The increase in interest expense of $3.3 million in the 2000 six-month period and $1.7 million in the second quarter of 2000 was due to an increase in average borrowings to support working capital needs stemming from growth initiatives at the Chromalloy Gas Turbine unit.

EQUITY IN LOSS OF UNCONSOLIDATED JOINT VENTURES
-----------------------------------------------

     Sequa has investments in numerous unconsolidated joint ventures, which amounted to $64.7 million at June 30, 2000 and $42.4 million at December 31, 1999. Sequa's equity in the net losses of these joint ventures was $1.4 million during the six-month period of 2000, $1.1 million during the six-month period of 1999, $0.8 million during the second quarter of 2000 and $0.5 million during the second quarter of 1999. The largest of these joint ventures are discussed in the following paragraphs.

     Sequa, through it wholly owned subsidiary, Atlantic
Research Corporation (ARC), has an investment in BAG SpA, an Italian company which manufactures and markets hybrid inflators for automotive airbags. During the first quarter of 1999, ARC owned one of three equal interests in the venture, along with Breed Technologies, Inc. (Breed) (whose Italian subsidiary Breed Italian Holdings S.r.l. (BIH) is the venture's only customer) and Fiat Avio. In April 1999, Sequa and Breed purchased equal shares from the Fiat Avio subsidiary, increasing their ownership to 50% each. In September 1999, Breed and certain of its US subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. In December

-----------------------------------------------

1999, letters of credit issued by Sequa and Breed to guarantee BAG SpA's bank debt and other liabilities were drawn upon, in the case of Sequa in the amount of $10.4 million. At December 31, 1999, Sequa's investment in BAG SpA, including earlier contributions and the funds transferred under the letters of credit, totaled $18.5 million. In January 2000, ARC, ARC Automotive Italia (a newly established subsidiary), BAG SpA and Breed signed a contract which provides for ARC Automotive Italia to acquire certain of the assets and the automotive inflator business of BAG SpA. The closing of this transaction remains subject to several significant conditions. (See the Risk/Concentration of Business section of this MD&A for additional information). At June 30, 2000, Sequa's investment in BAG SpA totaled $16.6 million reflecting six-months of equity losses and a return of certain funds related to a letter of credit previously drawn upon. Sequa's equity share in the net losses of the BAG SpA joint venture was $0.9 million during the six-month period of 2000, $1.0 million during the six-month period of 1999, $0.6 million during the second quarter of 2000 and $0.4 million during the second quarter of 1999.

     Chromalloy Gas Turbine continues to pursue joint venture opportunities and several were formed during the second quarter of 2000. In May 2000, Chromalloy Gas Turbine reduced its majority ownership interest in a component manufacturing operation to 50%. Accounts of this operation are included in the Consolidated Statement of Income for the period of majority ownership and Sequa's equity share of the net losses since the reduction of ownership total $0.3 million. At June 30, 2000, Sequa's investment in this operation net of equity losses totaled $5.3 million.

     In late May 2000, Chromalloy Gas Turbine entered a joint venture agreement with Siemens-Westinghouse whereby Chromalloy Gas Turbine contributed certain assets and liabilities of two industrial turbine repair units in return for a 49% ownership interest in a new U.S. company called Turbine Airfoil Coating & Repair LLC (TACR). Siemens-Westinghouse contributed to TACR the stock of an existing operation in Germany. TACR coats new parts and repairs components for Siemens-Westinghouse land-based industrial gas turbines. The equity share of net income for TACR was nominal in the second quarter of 2000 and as of June 30, 2000, Sequa's investment in TACR totaled $14.4 million.

     In June 2000, Chromalloy Gas Turbine purchased a 49% ownership interest in an existing operation that will operate as Masaood John Brown LTD (MJB) with a facility in the United Arab Emirates. MJB is a partnership with Mohammed Bin Masaood & Sons and provides repair and maintenance services to industrial gas turbine operators. The equity share of net income for MJB was

-----------------------------------------------

nominal in the second quarter of 2000 and as of June 30, 2000, Sequa's investment in MJB totaled $4.5 million.

     Chromalloy Gas Turbine has several other 50/50 joint venture partnerships, two of which are significant. The first is Advanced Coatings Technologies (ACT), a joint venture with United Technologies Corporation, which owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts. The second, Pacific Gas Turbine
(PGT), was formed in June 1999 with Willis Lease Finance. PGT overhauls and tests certain jet engines. Sequa's investment in these two Chromalloy Gas Turbine partnerships was $13.6 million at June 30, 2000 and $13.4 million at December 31, 1999. Sequa's equity share of net loss was $0.4 million during the six-month period of 2000, $0.5 million of net income during the six-month period of 1999, $0.1 million of net loss during the second quarter of 2000 and $0.2 million of net income during the second quarter of 1999.

     The Metal Coating segment has a 50/50 partnership with NCI Building Systems, Inc. in Midwest Metal Coatings (MMC) to coat coils of heavy gauge steel for structural components used in the building products market. Sequa's investment in MMC was $9.3 million at June 30, 2000 and $9.5 million at December 31, 1999. Sequa's equity share of net income was nominal in the first and second quarters of 2000 and Sequa's equity share in net losses was $0.5 million during the six-month period of 1999 and $0.2 million during the second quarter of 1999.

Other, net
----------

     During the six-month period of 2000, Other, net included $3.4 million of discount expense related to the sale of accounts receivable, $1.0 million of income related to the final resolution of matters associated with the sale of a Chromalloy Gas Turbine business in the United Kingdom, $1.0 million of income related to a minority interest in a component manufacturing operation for the period during which the operation was majority owned, $0.9 million of income related to the sale of a partial ownership interest in this operation and $0.4 million of expense on the cash surrender value of corporate-owned life insurance. During the six-month period of 1999, Other, net included $1.5 million of discount expense related to the sale of accounts receivable, $2.2 million of income related to the adjustment of the gain on the sale of Sequa Chemicals recorded upon final settlement with the purchaser, $1.6 million of income related to the collection of a note receivable written off more than ten years ago, a $1.6 million gain on the sale of land and a $1.3 million gain on the sale of marketable securities.

----------

     During the second quarter of 2000, Other, net included $1.9 million of discount expense related to the sale of accounts receivable, $1.0 million of income related to the final resolution of matters associated with the sale of a Chromalloy Gas Turbine business in the United Kingdom, $0.4 million of income related to a minority interest in a component manufacturing operation for the period during which the operation was majority owned, $0.9 million of income related to the sale of a partial ownership interest in this operation and $0.6 million of expense on the cash surrender value of corporate-owned life insurance. During the second quarter of 1999, Other, net included $1.0 million of discount expense, $2.2 million of income related to the adjustment of the gain on the sale of Sequa Chemicals recorded upon final settlement with the purchaser, a $1.6 million gain on the sale of land and a $1.3 million gain on the sale of marketable securities.

INCOME TAX PROVISION
--------------------

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the six-month periods of 2000 and 1999 were based upon estimated annual pre-tax earnings and reflect nondeductible goodwill amortization and the effect of a provision for state income and franchise taxes. The six-month period of 2000 also reflects the establishment of a valuation allowance to eliminate the tax benefit for losses at one of Sequa's French subsidiaries. The same subsidiary was profitable in 1999 and a benefit resulted from the utilization of a net operating loss carryforward. The establishment of the 2000 valuation allowance as compared to the 1999 benefit results in an increase in the effective tax rate. The tax provisions for the second quarters of 2000 and 1999 represent the difference between the year-to-date tax provisions recorded as of June 30, 2000 and 1999 and the amounts reported for the first quarter periods of 2000 and 1999.

RISK/CONCENTRATION OF BUSINESS
------------------------------

     Sequa is engaged in the automotive airbag inflator business through both ARC and ARC's 50% equity investment in BAG SpA. ARC's major customer for airbag inflators is Breed, which is supplied under the terms of a long-term contract. ARC also supplies inflator components to BAG SpA.

     On September 20, 1999 (the "Filing Date"), Breed and certain of its US subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Breed received a commitment from its lending group for up to $125 million of debtor-in-possession financing, which Breed

------------------------------

stated it expects will provide adequate funding for its post-petition trade and employee obligations. Subsequent to the Filing Date, ARC began shipping to Breed on a prepaid basis.

     Under an Agreed Order and Stipulation that was entered with the Bankruptcy Court, ARC and Breed have agreed to enter into negotiations to modify the long-term supply contract. If these negotiations are unsuccessful, Breed must assume or reject the existing contract by the deadline which has been extended to September 6, 2000 from the original May 1, 2000 date by the mutual consent of the parties. Breed accounted for $41.0 million of ARC's sales during the six-month period of 2000, $45.3 million during the six-month period of 1999, $21.1 million during the second quarter of 2000 and $23.4 million during the second quarter of 1999. Additionally, Breed holds the remaining 50% equity investment in BAG SpA, and BIH, a foreign subsidiary of Breed, is the sole customer of BAG SpA. BAG SpA accounted for $11.8 million of ARC's sales during the six-month period of 2000, $9.1 million during the six-month period of 1999, $7.4 million during the second quarter of 2000 and $4.6 million during the second quarter of 1999.

     At June 30, 2000, ARC had pre-petition net accounts receivable of $12.1 million due from Breed and $8.2 million of accounts receivable due from BAG SpA. BAG SpA had trade accounts receivable of $21.1 million due from BIH (a subsidiary of Breed which is not part of the bankruptcy filing) and an additional $1.8 million of non-trade receivables due from BIH. As of late July 2000, BIH was substantially current in its payment of receivables to BAG SpA. At June 30, 2000, neither ARC nor BAG SpA had any significant reserves related to the Breed or BIH accounts receivable. Management continues to monitor this situation closely.

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

     In January 2000, ARC, ARC Automotive Italia, BAG SpA and Breed signed a contract under which ARC Automotive Italia will acquire certain of the assets, as well as the automotive inflator business of BAG SpA. While Sequa management currently anticipates that this transaction will close, it is subject to significant pre-closing conditions. In the event this transaction is not consummated, the $16.6 million investment in

------------------------------

BAG SpA and the $8.2 million of accounts receivable due from BAG SpA would likely not be fully recoverable, primarily due to Breed's current inability in the Chapter 11 environment to make any additional capital contributions to BAG SpA to cover future cash requirements.


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

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $14 million to $26 million. At June 30, 2000, Sequa's Consolidated Balance Sheet includes accruals for remediation

---------------------

costs of $22.6 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, it is currently estimated that remediation costs will be in the range of $4 million to $7 million during 2000 and between $4 million and $6 million during 2001. During the first six months of 2000, actual expenditures for the remediation of previously contaminated sites were $1.4 million.

BACKLOG
-------

     The businesses of Sequa for which backlogs are significant are the Turbine Airfoils, Caval Tool, Turbocombuster Technology and Castings units of the Aerospace segment; the solid and liquid rocket motor operations of the Propulsion segment; and the can machinery, MEGTEC and Men's Apparel units of the Other Products segment. The aggregate dollar amount of backlog in these units at June 30, 2000 was $321.4 million ($289.5 million at December 31, 1999). The increase from year-end is attributable to a 68% backlog increase at the MEGTEC unit and an increase at the liquid rocket motor operations of the Propulsion segment. Sales of the Men's Apparel unit are seasonal, with stronger sales in the first six months of the year; accordingly, this unit's backlog is normally higher at December 31 than at any other time of the year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash provided by operating activities was $33.5 million in the first half of 2000, compared with $18.3 million used for operating activities in the first half of 1999. The primary reasons for the $51.8 million increase in cash provided by operating activities were a lower level of working capital requirements reflective of a timing related increase in accounts payable and accrued expenses and a decrease in state and foreign income taxes paid coupled with a federal tax refund received in the first quarter of 2000. Net cash used for investing activities decreased to $58.2 million in the first half of 2000 from $73.1 million in the first half of 1999. The major factors in the 2000 decrease were a $13.6 million drop in cash used to purchase businesses, an $18.1 million decrease in investments within the Aerospace segment (including an $8.1 million decrease in cash contributions to joint ventures), offset by the absence of $15.0 million of proceeds on the sale of marketable securities. Cash provided by financing activities in the first half of 2000 was $29.5 million compared to $55.7 million in the

-------------------------------

first half of 1999. The decrease was largely attributable to lower levels of accounts receivable sold within the first half of 2000 as compared to the first half of 1999.

     Capital expenditures amounted to $48.7 million during the first half of 2000 and $45.9 million during the first half of 1999, with spending in the 2000 period concentrated in the Aerospace and Propulsion segments. These funds were primarily used to upgrade existing facilities and equipment and to expand capacity. Sequa currently anticipates that capital spending in 2000 will be approximately $105 to $115 million and will be concentrated in the same segments.

     Sequa has had an issue with the Internal Revenue Service
(IRS) involving the 1989 restructuring of two subsidiaries.
While management believes its tax position in this matter was appropriate, it had taken the conservative position of providing reserves to cover an adverse outcome. At June 30, 2000, the net amount involved was approximately $59 million, composed of the potential liability associated with the restructuring and related tax issues; interest expense, net of tax benefit, from the date of the resulting tax refund; and deferred tax assets for portions of tax loss and credit carryforwards which could be utilized in a settlement. In October 1998, Sequa made a deposit of $24.0 million with the IRS against the expected liability for additional tax and interest that may be assessed against Sequa related to certain of these tax matters. The deposit stopped the running of interest with respect to the amounts deposited. Management has been in discussions with the IRS on these matters for several years and has reached an informal agreement settling this matter with the IRS. There are several steps involved in finalizing this agreement, including approval by the Joint Committee on Taxation of the US Congress. If the agreement is approved, no significant additional tax or interest will be paid or refunded. Management anticipates that the agreement with the IRS will be finalized in the next six months, at which time approximately $35 million, representing the reversal of reserves no longer required, would be recorded as income through a reduction of the income tax provision.

     Management currently anticipates that cash flow from operations, the $81 million of credit available at August 8, 2000 under the revolving credit agreement and the $67.3 million of cash and cash equivalents on hand at June 30, 2000 will be sufficient to fund Sequa's operations, niche acquisitions and airline spare parts inventory purchases for the next year. The $66.4 million principal balance of Sequa's medium-term notes due in May 2001 has been classified as long-term debt in the accompanying Consolidated Balance Sheet as it is management's current intent to repay the notes upon maturity using its revolving credit agreement.

OTHER INFORMATION
-----------------

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and was subsequently amended by SFAS No. 138 issued in June 2000. These statements require companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Depending on the use of a derivative and whether it has been designated and qualifies as a hedge, gains or losses resulting from changes in the values of those derivatives would be recognized currently in earnings or reported as a component of other comprehensive income. These statements are not expected to have a material impact on Sequa's consolidated financial statements. Recently, the effective date of SFAS No. 133 was delayed one year to fiscal years beginning after June 15, 2000, with earlier adoption encouraged. Sequa will adopt these accounting standards for the fiscal years beginning January 1, 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK

     There has been no material change in Sequa's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the year ended December 31, 1999, which Item is incorporated herein by reference.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Sequa is involved in a number of claims, lawsuits and proceedings (environmental and otherwise) that arose in the ordinary course of business. Other litigation pending against Sequa involves allegations that are not routine and include, in certain cases, compensatory and punitive damage claims. Included in this class of litigation is an action commenced in July 1995 by United Technologies Corporation (UTC), the parent of Pratt & Whitney (PW), against Chromalloy Gas Turbine Corporation (Chromalloy) in federal district court in Delaware (the District Court). UTC sought damages and injunctive relief based on alleged breaches of certain license agreements, infringement of patents and misuse of PW intellectual property. Chromalloy answered the complaint denying UTC's claims, and Chromalloy filed counterclaims against UTC seeking damages and injunctive relief based on UTC's breaches of license agreements and other related matters. The District Court decided to try the case in several different proceedings because of the number and complexity of the claims. For a detailed report on earlier developments in this matter, see Sequa's Annual Report on Form 10-K for the years ended December 31, 1999, December 31, 1998 and December 31, 1997.

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

     UTC appealed the District Court's August 14, 1998 Order to the Court of Appeals for the Federal Circuit (the Court of Appeals). On August 25, 1999, the Court of Appeals held that the District Court had erred in holding that res judicata (or what
                                         --- --------
may be referred to as claim preclusion) does not apply to Chromalloy's Repair Approval Claim. (UTC earlier had moved for summary judgment on that basis.) Based on its res judicata
                                               --- --------
ruling, the Court of Appeals vacated the District Court's August 14, 1998 Order. Subsequent to the Court of Appeals' decision, Chromalloy filed a motion in the District Court seeking a ruling as to which of Chromalloy's Repair Approval claims were barred by the Court of Appeals' decision. UTC also filed a motion in the District Court for post-appeal restitution. In an Opinion dated June 29, 2000, the District Court denied Chromalloy's Motion, holding that it had no jurisdiction to determine this issue under the Court of Appeals' Order. The District Court also denied UTC's Motion for post-appeal restitution.

     All other claims in this case have been dismissed by the District Court or resolved by the parties, except for Chromalloy's claim under a ceramic coating license agreement that was tried in July 1998 (the Ceramic Approval Claim) and a claim by Chromalloy relating to a discrete royalty issue. On December 3, 1999, UTC renewed its motion for summary judgment on the MFN Claim and the Ceramic Approval Claim. On June 29, 2000, the District Court denied UTC's Motion for Summary Judgment on both the MFN claim and the Ceramic Approval claim, but nonetheless, entered judgment dismissing these claims finding that they also were barred by res judicata under the Court of Appeals' August
               --- --------
25, 1999 decision.

     On August 29, 1995, Chromalloy filed suit in Texas state court against UTC seeking damages and injunctive relief for violations of the Texas Free Enterprise and Antitrust Act. UTC filed counterclaims against Chromalloy for alleged breach of contract and unfair competition. For a detailed report on earlier developments in this matter, see Sequa's Annual Reports listed on Form 10-K in the first paragraph of this Note. The only remaining issue in this case is Chromalloy's appeal of the Texas court's denial of injunctive relief. On October 14, 1998, the San Antonio Court of Appeals issued its decision affirming the trial court's denial of injunctive relief. On Chromalloy's request for reconsideration, the Court of Appeals reaffirmed its decision in an opinion dated November 17, 1999, which was later withdrawn and replaced with an opinion dated November 24, 1999. Chromalloy disagrees with the decision and on March 10, 2000, filed a Petition for Review to the Texas Supreme Court. On July 10, 2000, the Texas Supreme Court ordered the parties to provide full briefing on the appeal. This appeal is pending.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of Sequa Corporation was held on May 4, 2000, for the purpose of electing directors, reapproving the Management Incentive Bonus Program for Corporate Executive Officers, approving an amendment to the 1998 Key Employees Stock Option Plan and ratifying the appointment of the independent public accountants. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations.

    All of management's nominees for director, as listed in the proxy statement, were elected with the following vote:

Name of Nominee              Votes For       Votes Withheld
---------------              ---------       --------------

Norman E. Alexander          27,480,037        10,466,811
Leon Black                   27,305,715        10,641,133
Alvin Dworman                27,583,545        10,363,303
David S. Gottesman           27,583,995        10,362,853
Stuart Z. Krinsly            27,582,531        10,364,317
Donald D. Kummerfeld         27,588,912        10,357,936
Richard S. LeFrak            27,590,207        10,356,641
John J. Quicke               27,589,502        10,357,346
Michael I. Sovern            27,589,626        10,357,222
Fred R. Sullivan             27,581,768        10,365,080
Gerald Tsai, Jr.             27,574,380        10,372,468
Martin Weinstein             27,589,945        10,356,903

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS  (cont'd)

    The proposals to reapprove the Management Incentive Bonus Program for Corporate Executive Officers, to amend and approve the 1998 Key Employees Stock Option Plan and to ratify the appointment of Arthur Andersen LLP as independent public accountants for the fiscal year 2000 were approved by the following votes:

                                              Votes       Votes
                                Votes For    Against   Abstaining
                                ---------    -------   ----------
Reapprove the Management
  Incentive Bonus Program for
  Corporate Executive Officers  26,507,807  10,812,233   626,808

Amendment to and approval of
  the 1998 Key Employees
  Stock Option Plan             25,917,988  10,837,478   566,061

Ratify the appointment of
  Arthur Andersen LLP           37,827,466     109,573     9,809


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

           10.3   Third Amendment to the Receivables Purchase
                  Agreement dated as of May 15, 2000 (filed herewith).

           27.1   Financial Data Schedule, filed herewith.

           99.1 "Quantitative and Qualitative Disclosures About Market Risk" on pages 23-24 under the caption Derivative and Other Financial Instruments of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, which is incorporated by reference in Part I, Item 3 hereof.

       (b) Reports on Form 8-K

           No report on Form 8-K was filed during the three-month period ended June 30, 2000.

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











August 14, 2000