Form 10-Q
period 2000-09-30
SEQUA CORP /DE/
filed 2000-11-14
CIK 95301

TABLE OF CONTENTS



                              10-Q

                                                            Page
10-Q                                                          1

PART I.   FINANCIAL INFORMATION                               2

ITEM 1.   Financial Statements                                2
Balance Sheet - Assets                                        3
Balance Sheet - Liabilities and Shareholders' Equity          4
Cash Flow                                                     5
Notes to Consolidated Financial Statements                 6-10
ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations   10-23


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                               23-25
ITEM 6.   Exhibits and Reports on Form 8-K                   26



                            EXHIBITS

Exhibit 10.4   Supplemental Executive Retirement Plan II
Exhibit 10.5   Supplemental Executive Retirement Plan III
Exhibit 27.1   Financial Data Schedule

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended      September 30, 2000
                               -------------------------------
                               OR
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

-----------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (212)986-5500
                                                   --------------



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



               Class              Outstanding at October 31, 2000
               -----              -------------------------------

Class A Common Stock, no par value        7,046,703
Class B Common Stock, no par value        3,329,780


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      SEQUA CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                   (Amounts in thousands, except per share)
                                  (Unaudited)

                                  For the Nine Months    For the Three Months
                                  Ended September 30,    Ended September 30,
                                  -------------------    -------------------
                                    2000       1999        2000       1999
                                    ----       ----        ----       ----

SALES                            $1,305,717 $1,256,817   $430,902    $416,371
                                 ---------- ----------   --------    --------

COSTS AND EXPENSES
  Cost of sales                   1,047,243  1,004,506    347,925     331,138
  Selling, general and
    administrative                  182,671    179,572     55,431      59,409
                                 ---------- ----------   --------    --------
                                  1,229,914  1,184,078    403,356     390,547
                                 ---------- ----------   --------    --------

OPERATING INCOME                     75,803     72,739     27,546      25,824

OTHER INCOME (EXPENSE)
  Interest expense                  (41,930)   (42,858)   (14,607)    (18,875)
  Interest income                     3,335      6,486      1,113       3,787
  Equity in loss of unconsolidated
    joint ventures                   (1,557)    (1,983)      (113)       (881)
  Other, net                         (4,387)     7,554     (3,138)      1,794
                                 ---------- ----------   --------    --------

INCOME BEFORE INCOME TAXES           31,264     41,938     10,801      11,649

Income tax provision                (16,500)   (18,600)    (5,700)     (5,200)
                                 ---------- ----------   --------    --------

INCOME BEFORE EXTRAORDINARY
  ITEM                               14,764     23,338      5,101       6,449

Extraordinary loss on early
  retirement of debt, net of
    applicable income taxes              -      (1,483)      -         (1,483)
                                   -------- ----------   --------    --------

NET INCOME                           14,764     21,855      5,101       4,966

Preferred dividends                  (1,548)    (1,548)      (516)       (516)
                                 ---------- ----------   --------    --------

NET INCOME AVAILABLE
  TO COMMON STOCK                $   13,216 $   20,307   $  4,585    $  4,450
                                 ========== ==========   ========   ========

BASIC AND DILUTED EARNINGS
 PER SHARE

  Income before extraordinary
    item                          $    1.27  $     2.10   $    .44   $    .57
  Extraordinary loss                    -          (.14)       -         (.14)
                                  ---------  ----------   --------   --------
  Net income                      $    1.27  $     1.96   $    .44   $    .43
                                  =========  ==========   ========   ========

DIVIDENDS DECLARED PER SHARE
 Preferred                        $    3.75  $     3.75   $   1.25   $   1.25

The accompanying notes are an integral part of the financial statements.


               SEQUA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                     (Amounts in thousands)


                             ASSETS


                                       (Unaudited)
                                      September 30,  December 31,
                                          2000           1999
                                       ----------    -----------
CURRENT ASSETS
  Cash and cash equivalents            $   57,849    $   68,164
  Trade receivables (less
   allowances of $16,549 and
   $17,259)                               198,318       239,532
  Unbilled receivables (less
   allowances of $2,233 and $2,060)        37,063        32,130
  Inventories                             358,309       315,158
  Other current assets                     30,270        25,275
                                       ----------    ----------
    Total current assets                  681,809       680,259
                                       ----------    ----------

INVESTMENTS
  Net assets of discontinued
   operations                              98,141        98,912
  Investments and other receivables        99,019        74,015
                                       ----------    ----------
                                          197,160       172,927
                                       ----------    ----------

PROPERTY, PLANT AND EQUIPMENT, NET        466,733       474,558
                                       ----------    ----------

OTHER ASSETS
  Excess of cost over net assets of
    companies acquired                    307,614       314,257
  Deferred charges and other assets        28,004        29,697
                                       ----------    ----------
                                          335,618       343,954
                                       ----------    ----------

TOTAL ASSETS                           $1,681,320    $1,671,698
                                       ==========    ==========


The accompanying notes are an integral part of the financial statements.

               SEQUA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
            (Amounts in thousands, except share data)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                      (Unaudited)
                                     September 30, December 31,
                                         2000          1999
                                      ----------   -----------


CURRENT LIABILITIES
 Current maturities of long-term
  debt                                $      814  $     5,297
 Accounts payable                        145,074      129,214
 Accrued expenses                        170,239      166,192
                                      ----------   ----------
  Total current liabilities              316,127      300,703
                                      ----------   ----------

NONCURRENT LIABILITIES
 Long-term debt                          571,998      569,917
 Deferred taxes on income                 50,821       43,462
 Other noncurrent liabilities             87,928       88,719
                                      ----------   ----------
                                         710,747      702,098
                                      ----------   ----------

SHAREHOLDERS' EQUITY
 Preferred stock--$1 par value,
  1,825,000 shares authorized,
  797,000 shares of $5 cumulative
  convertible stock issued at
  September 30, 2000 and
  December 31, 1999 (involuntary
  liquidation value--$17,181 at
  September 30, 2000)                        797          797
 Class A common stock--no par value,
  50,000,000 shares authorized,
  7,281,000 shares issued at
  September 30, 2000 and
  December 31, 1999                        7,281        7,281
 Class B common stock--no par value,
  10,000,000 shares authorized,
  3,727,000 shares issued at
  September 30, 2000 and
  December 31, 1999                        3,727        3,727
 Capital in excess of par value          288,359      288,437
 Retained earnings                       477,888      464,672
 Accumulated other comprehensive
  loss                                   (44,296)     (16,453)
                                      ----------   ----------
                                         733,756      748,461
 Less:  Cost of treasury stock            79,310       79,564
                                      ----------   ----------
  Total shareholders' equity             654,446      668,897
                                      ----------   ----------
 TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                              $1,681,320   $1,671,698
                                      ==========   ==========

The accompanying notes are an integral part of the financial statements.


                       SEQUA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)
                                                           For the Nine Months
                                                           Ended September 30,
                                                            -----------------
                                                              2000      1999
                                                              ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before income taxes                               $ 31,264  $ 41,938

  Adjustments to reconcile income to net
    cash provided by (used for) operating activities:
    Depreciation and amortization                            67,461    65,473
    Provision for losses on receivables                         416     3,604
    Equity in losses of unconsolidated joint ventures         1,557     1,983
    Gain on sale of assets                                      (78)   (3,055)
    Other items not providing cash                           (2,214)   (2,510)

  Changes in operating assets and liabilities,
    net of businesses purchased:
    Receivables                                             (19,674)  (37,210)
    Inventories                                             (53,696)  (47,171)
    Other current assets                                     (7,576)     (803)
    Accounts payable and accrued expenses                    23,204   (12,306)
    Other noncurrent liabilities                               (610)      (62)
                                                           --------  --------

  Net cash provided by continuing operations
    before income taxes                                      40,054     9,881
  Net cash provided by (used for) discontinued
    operations before income taxes                              719      (235)
  Income taxes paid, net                                       (935)  (26,907)
                                                           --------  --------
    Net cash provided by (used for) operating activities     39,838   (17,261)
                                                           --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Businesses purchased, net of cash acquired                 (8,977)  (25,733)
  Short-term investments                                       -       15,041
  Purchase of property, plant and equipment                 (73,379)  (70,268)
  Sale of property, plant and equipment                       3,999     8,799
  Other investing activities                                 (9,124)  (27,317)
                                                           --------  --------
    Net cash used for investing activities                  (87,481)  (99,478)
                                                           --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of accounts receivable, net             50,000    20,000
  Proceeds from debt                                          5,954   487,740
  Payments of debt                                           (8,607)   (6,508)
  Early retirement of debt                                     -      (66,554)
  Other financing activities                                 (1,537)      304
                                                           --------  --------
    Net cash provided by financing activities                45,810   434,982
                                                           --------  --------

Effect of exchange rate changes on cash and cash
    equivalents                                              (8,482)   (2,826)
                                                           --------  --------


Net decrease in cash and cash equivalents                   (10,315)  315,417

Cash and cash equivalents at beginning of period             68,164    84,889
                                                           --------  --------

Cash and cash equivalents at end of period                 $ 57,849  $400,306
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

     The consolidated financial statements included herein have been prepared by Sequa, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present Sequa's results for the interim periods presented.
Except for a $3.2 million charge relating to an early retirement program at the Specialty Chemicals operation and $1.0 million of income related to the final resolution of matters associated with the sale of a Chromalloy Gas Turbine business in the United Kingdom both of which were recorded in the second quarter of 2000, and except for $1.6 million of income recorded in the first quarter of 1999 related to the collection of a note receivable written off more than ten years ago, $2.2 million of income recorded in the second quarter of 1999 related to the adjustment of the gain on the sale of Sequa Chemicals upon final settlement with the purchaser and $2.7 million of income recorded in the third quarter of 1999 related to the demutualization of an issuer of corporate-owned life insurance policies, such adjustments consisted of normal recurring items. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although Sequa believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Sequa's latest Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

Comprehensive income (loss) for the nine and three-month periods ended September 30, 2000 and 1999 is as follows:


                                             (Thousands of Dollars)
                                                   (Unaudited)
                                For the Nine Months For the Three Months
                                Ended September 30, Ended September 30,
                                ------------------- -------------------
                                   2000     1999       2000       1999
                                   ----     ----       ----       ----

Net income                      $ 14,764  $21,855    $ 5,101    $ 4,966
Other comprehensive income/
  (loss):
  Foreign currency
    translation adjustments      (27,843)  (9,703)   (12,185)     9,072
  Unrealized gain on marketable
    securities                      -       2,291       -          -
  Tax provision on unrealized
    gain on marketable
    securities                      -        (802)      -          -
                                --------  -------    -------    -------

Comprehensive income/(loss)     $(13,079) $13,641    $(7,084)   $14,038
                                ========  =======    =======    =======


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

NOTE 3.  EARNINGS PER SHARE  (cont'd)

  The computation of basic and diluted EPS is as follows:

                                  (Thousands of Dollars)
                                        (Unaudited)
                                  For the           For the
                                Nine Months       Three Months
                           Ended September 30, Ended September 30,
                           ------------------- -------------------
                              2000     1999      2000    1999
                              ----     ----      ----    ----

Income before extraordinary
  item                      $14,764  $23,338   $ 5,101  $ 6,449

Less: Preferred stock
  dividends                  (1,548)  (1,548)     (516)    (516)
                            -------  -------   -------  -------

Income before extraordinary
  item available to common
  stock                      13,216   21,790     4,585    5,933

Extraordinary loss             -      (1,483)     -      (1,483)
                            -------  -------   -------  -------

Net income available to
  common stock              $13,216  $20,307   $ 4,585  $ 4,450
                            =======  =======   =======  =======

Weighted average number of
  common shares outstanding
  - basic                    10,372   10,366    10,373   10,366

Exercise of stock options         1        5         2       43
                            -------  -------   -------  -------

Weighted average number of
  common shares outstanding
  - diluted                  10,373   10,371    10,375   10,409
                            =======  =======   =======  =======

Basic earnings per common
  share
    Income before
      extraordinary item     $ 1.27   $ 2.10    $  .44   $  .57
    Extraordinary loss          -       (.14)      -       (.14)
                             ------   ------    ------   ------
    Net income               $ 1.27   $ 1.96    $  .44   $  .43
                             ======   ======    ======   ======

Diluted earnings per common
  share
  Income before
    extraordinary item       $ 1.27   $ 2.10    $  .44   $  .57
  Extraordinary loss            -       (.14)      -       (.14)
                             ------   ------    ------   ------
    Net income               $ 1.27   $ 1.96    $  .44   $  .43
                             ======   ======    ======   ======

NOTE 4.  TRADE RECEIVABLES, NET

    Sequa Receivables Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement extending through November 2003 under which it is able to sell without recourse up to $120,000,000 of Sequa's eligible trade receivables through a bank sponsored facility. Under the terms of the agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any distribution to Sequa. Trade receivables are net of $120,000,000 at September 30, 2000 and $70,000,000 at December 31, 1999 of receivables sold under the agreement. Other, net in the Consolidated Statement of Income for the nine-months ended September 30, 2000 and 1999 includes $5,462,000 and $2,008,000, respectively, of discount expense related to the sale of receivables. Discount expense recorded in the third quarter of 2000 and 1999 was $2,035,000 and $465,000, respectively.

NOTE 5.  INVENTORIES

     The inventory amounts at September 30, 2000 and December 31,
1999 were as follows:

                                (Thousands of Dollars)
                             (Unaudited)
                         September 30, 2000  December 31, 1999
                         ------------------  -----------------
Finished goods                $126,299          $ 82,010
Work in process                101,021            88,255
Raw materials                  145,233           150,921
Long-term contract costs         5,270             6,560
Customer deposits              (19,514)          (12,588)
                              --------          --------
                              $358,309          $315,158
                              ========          ========


NOTE 6.   SUMMARY BUSINESS SEGMENT DATA

     Sequa's sales and operating income by business segment are as follows:

                                (Thousands of Dollars)
                                      (Unaudited)
                             Sales            Operating Income
                          Year to Date          Year to Date
                        ----------------       -------------
                        2000        1999       2000     1999
                        ----        ----       ----     ----

  Aerospace         $  572,172  $  556,109   $ 47,897 $ 48,848
  Propulsion           198,887     201,018     10,663    4,217
  Metal Coating        166,573     148,786     16,339   14,732
  Specialty Chemicals  109,650     116,647      9,658   15,208
  Other Products       258,435     234,257     11,702   11,724
  Corporate               -           -       (20,456) (21,990)
                    ----------  ----------   -------- --------
       TOTAL        $1,305,717  $1,256,817   $ 75,803 $ 72,739
                    ==========  ==========   ======== ========

Note 6.   Summary Business Segment Data  (cont'd)


                             Sales            Operating Income
                          Third Quarter        Third Quarter
                        ----------------      ---------------
                        2000        1999       2000     1999
                        ----        ----       ----     ----

  Aerospace           $189,489    $184,820    $18,334  $17,811
  Propulsion            64,248      65,196      2,169    1,366
  Metal Coating         55,750      53,899      5,176    6,104
  Specialty Chemicals   33,495      38,653      4,652    5,247
  Other Products        87,920      73,803      3,943    2,906
  Corporate               -           -        (6,728)  (7,610)
                      --------    --------    -------  -------
       TOTAL          $430,902    $416,371    $27,546  $25,824
                      ========    ========    =======  =======



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

SALES
-----

    Sales of the Aerospace segment (Chromalloy Gas Turbine) rose 3% in the nine months and third quarter of 2000. Sales to the engine component repair market (commercial and military) increased 11% in the nine months and 7% in the third quarter, whereas sales to the original equipment manufacturers (OEM) declined in both periods. Sales reported for both periods of 2000 were tempered by two factors: 1. the translation effect created by a weakening Euro against the U.S. dollar, which lowered reported sales results of European entities by $13.6 million in the nine months and $5.2 million in the third quarter and 2. the absence of sales (approximately $5.3 million in the nine months and $3.7 million in the third quarter) from units contributed to a joint venture with Siemens-Westinghouse. Chromalloy has owned 49% of this joint venture since May 31, 2000, and sales are no longer consolidated. (For further information see the Equity in Loss of Unconsolidated Joint Ventures section of this Management's Discussion and Analysis (MD&A)). Strength in sales to the commercial repair aftermarket reflects the benefit of long-term contracts with major airlines to provide repair services and inventory management. The advance in military repair sales reflects revenues from a contract to provide component repairs at Kelly Air Force Base. The Kelly business is a major contributor to the overall increase in repair sales for the nine months and the third quarter. The lower level of OEM sales in both periods primarily reflects the continued effect of global outsourcing programs by the jet engines OEMS.

-----

    Sales of the Propulsion segment declined 1% in both the nine months and third quarter of 2000, with modest advances in automotive products and liquid propulsion offset by lower sales of defense products. The declines in defense products primarily reflect production stretch-outs and reduced production on several programs.

    Sales of the Metal Coating segment increased 12% in the nine months and 3% in the third quarter of 2000, with both periods benefitting from strong demand by building products customers. Sales to container customers were up sharply for the nine months but down 4% in the third quarter, primarily reflecting demand in the end user market. Sales to diverse manufactured products customers were lower in both periods.

    Sales of the Specialty Chemicals segment declined 6% in the nine months and 13% in the third quarter. For the nine months, demand from international customers for the detergent additive TAED led to a 2% increase in volume. However, the effects of currency movements -- particularly the strengthening of the British pound sterling against the Euro and its decline against the U.S. dollar -- more than offset the benefits of higher volume and the inclusion of a French chemical distribution business acquired in February 2000. For the third quarter, TAED volume declined 8% from the 1999 period, which benefitted from a new product launch by a major customer. The current year's quarter was also affected by currency movements, so that reported sales were 13% lower than a year ago.

    Sales of the Other Products segment advanced 10% in the nine months and 19% in the third quarter of 2000. Sales of MEGTEC Systems advanced 6% for the nine months and 31% for the third quarter. The increases were driven by continuing strength in the global graphic arts market, with the third quarter also benefitting from strong sales of emission control equipment. Advances in both periods were tempered by the impact of the weakening Euro on reported U.S. dollar results, which lowered reported sales by $6.8 million in the nine months and $2.7 million in the third quarter. MEGTEC's backlog of orders for fourth quarter shipment is strong. Sales of the can machinery unit advanced 25% and 88% in the nine months and third quarter, respectively. The increases reflect higher sales of can forming equipment and specialty can systems, including sales added through the second-quarter acquisition of Formatec. In both periods sales of can decorating equipment declined, the result of the continuing worldwide slump in demand. Sales of Casco Products, the automotive products unit, advanced 13% in the nine months, but declined 14% in the third quarter. The higher results for the nine months reflect the inclusion of a German automotive supplier acquired in mid-1999, tempered by the effect

-----

of the weakening Euro on reported U.S. dollar results of the German and Italian operations. The third quarter sales decline primarily reflects the effect of the Euro on reported U.S. dollar results of the European operations, as well as lower electronics sales. Sales of the Men's Apparel unit were ahead 4% in the nine months but down 11% in the third quarter. Sales for all of 2000 are expected to exceed 1999 at this unit.

OPERATING INCOME
----------------

    Operating income of the Aerospace segment declined 2% for the nine months, but was 3% higher for the third quarter. For the nine months, improvements at units primarily serving the repair aftermarket were more than offset by the combination of four factors: a sharp decline at units primarily engaged in OEM work; the unfavorable effect of the weakening Euro on reported U.S. dollar results of European operations ($1.9 million); higher component development costs ($1.9 million); and the absence of profits from units transferred to the joint venture with Siemens Westinghouse (approximately $0.5 million in 1999). Operating income for the third quarter reflects improvement at units primarily serving the repair aftermarket and the absence of approximately $0.5 million of development and start-up costs in the 1999 quarter that were related to a component manufacturing unit. These factors were partially offset by the impact of the weakening Euro on reported U.S. dollar results of European units ($0.9 million) and the absence of profits from units that are now part of the Siemens Westinghouse joint venture ($0.4 million in 1999). More information on the component manufacturing unit and the Siemens Westinghouse joint venture can be found in the Equity in Loss of Unconsolidated Joint Ventures section of this MD&A.

    Operating income in the Propulsion segment increased sharply in both 2000 periods due to improvements in defense and automotive products. The nine month advance reflects the benefits of improved performance on two major programs and lower bid and proposal costs in the defense sector, while the automotive sector benefitted from the continuing success of product cost reduction programs introduced in 1999. In the third quarter the increase in defense reflects improved performance on a major program tempered by higher bid and proposal costs, while automotive continued to benefit from ongoing product cost reductions programs.

    Operating income in the Metal Coating segment increased 11% in the nine months but declined 15% in the third quarter. The increase for the nine months was driven by higher volume and the benefits of continuing quality improvement programs, tempered by recent sharply higher natural gas prices (approximately $1.3 million). The profit decline for the third quarter was primarily

----------------

attributable to sharply higher natural gas prices, which had a negative impact of approximately $0.9 million.

    Operating income in the Specialty Chemicals segment declined 36% in the nine months and 11% in the third quarter. The nine-month period was adversely affected by a $3.2 million provision for an early retirement program implemented in the second quarter as part of a continuing effort to reduce costs. Without this charge, segment results were 15% lower for the nine months due to the impact on margins and reported profits of the changes in the value of the British pound. Operating income for the third quarter reflects the lower level of TAED volume, but was more significantly affected by the impact on margins and reported profits of changes in the value of the British pound. These factors were partially offset by ongoing savings from the early retirement program and from other cost reduction efforts. The average exchange rate of the British pound strengthened by 9% against the Euro in the nine months and 7% in the third quarter; the exchange rate of the British pound weakened against the U.S. dollar by 5% in the nine months and 8% in the third quarter, with all comparisons to year-earlier periods.

    For the nine months, operating income in the Other Products segment was on a par with the same period of 1999; third quarter results were up 36%. For the nine months of both 2000 and 1999 MEGTEC Systems operated at breakeven. In the 2000 period, the benefits of a 6% sales increase were offset by lower margins in Europe. In the third quarter of 2000, MEGTEC Systems reported a profit, achieving a $2.9 million favorable improvement over the 1999 quarter due to higher sales and improved margins. Fourth quarter results are expected to benefit from a strong backlog of orders to be shipped before year-end. The can machinery unit reported lower results for the nine months and posted a small loss for the third quarter. In both 2000 periods, the benefits of higher sales were offset by the significant effect on margins of an unfavorable sales mix shift and to a lesser extent by higher costs related to a recently acquired unit. Profits at Casco Products advanced in the nine months but declined in the third quarter, primarily reflecting the change in sales in the periods. Profits at the Men's Apparel unit registered small declines in both periods, reflecting lower third quarter sales and lower margins.

INTEREST EXPENSE
----------------

    Interest expense increased $0.9 million in the 2000 nine-month period and reflects an increase in average borrowings to support working capital needs stemming from growth initiatives at the Chromalloy Gas Turbine unit.

----------------

    Interest expense decreased $4.3 million in the third quarter of 2000 and reflects the added interest costs in the 1999 period that resulted from the issuance of $500 million of 9% Senior Notes in July 1999. A portion of the proceeds of the Senior Notes was invested in short-term interest bearing instruments pending the fourth quarter 1999 retirement of $357.4 million of principal amounts outstanding under public debt issues.

INTEREST INCOME
---------------

    Interest income decreased $3.2 million in the 2000 nine-month period and $2.7 million in the third quarter of 2000. The decrease is primarily due to the absence of interest earned on the temporary investment in 1999 of a portion of the proceeds of the $500 million 9% Senior Notes.

EQUITY IN LOSS OF UNCONSOLIDATED JOINT VENTURES
-----------------------------------------------

    Sequa has investments in numerous unconsolidated joint ventures, which amounted to $66.6 million at September 30, 2000 and $42.4 million at December 31, 1999. The combination of equity income and losses of these joint ventures resulted in net losses of $1.6 million during the nine-month period of 2000, $2.0 million during the nine-month period of 1999, $0.1 million during the third quarter of 2000 and $0.9 million during the third quarter of 1999. The largest of these joint ventures are discussed in the following paragraphs.

    Sequa, through it wholly owned subsidiary, Atlantic Research Corporation (ARC), has a 50% equity investment in BAG SpA, an Italian company which manufactures and markets hybrid inflators for automotive airbags. The remaining 50% equity interest in BAG SpA is owned by Breed Technologies, Inc. (Breed), whose Italian subsidiary Breed Italian Holdings S.r.l. (BIH) is the venture's only customer. In September 1999, Breed and certain of its US subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. In December 1999, letters of credit issued by Sequa and Breed to guarantee BAG SpA's bank debt and other liabilities were drawn upon, in the case of Sequa in the amount of $10.4 million. At December 31, 1999, Sequa's investment in BAG SpA, including earlier contributions and the funds transferred under the letters of credit, totaled $18.5 million. In January 2000, ARC, ARC Automotive Italia (a newly established subsidiary), BAG SpA and Breed signed a contract which provides for ARC Automotive Italia to acquire certain of the assets and the automotive inflator business of BAG SpA. The closing of this transaction remains subject to several significant conditions. (See the Risk/Concentration of Business section of this MD&A for

-----------------------------------------------

additional information). At September 30, 2000, Sequa's investment in BAG SpA totaled $16.2 million, reflecting nine-months of equity losses and a return of certain funds related to a letter of credit previously drawn upon. Sequa's equity share in the net losses of the BAG SpA joint venture was $1.4 million during the nine-month period of 2000, $1.6 million during the nine-month period of 1999, $0.4 million during the third quarter of 2000 and $0.6 million during the third quarter of 1999.

    Chromalloy Gas Turbine continues to pursue joint venture opportunities, and several were formed during the second and third quarters of 2000. In May 2000, Chromalloy Gas Turbine reduced its majority ownership interest in a component manufacturing operation to 50%. Accounts of this operation are included in the Consolidated Statement of Income for the period of majority ownership. Sequa's equity share of the net losses since the reduction of ownership total $0.8 million, of which $0.5 million were incurred in the third quarter. At September 30, 2000, Sequa's investment in this operation, net of equity losses, totaled $4.8 million.

    In late May 2000, Chromalloy Gas Turbine entered a joint venture agreement with Siemens Westinghouse whereby Chromalloy Gas Turbine contributed certain assets and liabilities of two industrial turbine repair units in return for a 49% ownership interest in a new U.S. company called Turbine Airfoil Coating & Repair LLC (TACR). Siemens Westinghouse contributed to TACR the stock of an existing operation in Germany. TACR coats new parts and repairs components for Siemens Westinghouse land-based industrial gas turbines. The equity share of net income for TACR was $0.5 million since inception and $0.4 million in the third quarter of 2000. At September 30, 2000, Sequa's investment in TACR totaled $14.3 million.

    In June 2000, Chromalloy Gas Turbine purchased a 49% ownership interest in an existing operation that operates as Masaood John Brown LTD (MJB), with a facility in the United Arab Emirates. MJB is a partnership with Mohammed Bin Masaood & Sons and provides repair and maintenance services to industrial gas turbine operators. The equity share of net income for MJB was $0.1 million since inception and $0.1 million in the third quarter of 2000. At September 30, 2000, Sequa's investment in MJB totaled $4.5 million.

    In August 2000, agreements were signed with Rolls-Royce plc to form two 50/50 joint ventures. Turbine Surface Technologies Ltd (TST) will provide advanced technology coatings for Rolls-Royce turbine components and Turbine Repair Technologies Ltd
(TRT) will provide advanced aero engine component repair services for certain Rolls-Royce engines. TST is scheduled to begin

-----------------------------------------------

operations in 2001, and the investment in this joint venture is nominal as of September 30, 2000. The formation of TRT was completed at the end of September, with operations beginning in October. At September 30, 2000, Sequa's investment in TRT totaled $1.3 million.

    Chromalloy Gas Turbine has several other 50/50 joint venture partnerships, two of which are significant. The first is Advanced Coatings Technologies (ACT), a joint venture with United Technologies Corporation, which owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts. The second, Pacific Gas Turbine
(PGT), was formed with Willis Lease Finance and overhauls and tests certain jet engines. In November 2000, Willis Lease Finance transferred its ownership interest in PGT to a unit of SR Technics Group, the maintenance services subsidiary of SAir Group (formerly SwissAir). Sequa's investment in these two Chromalloy Gas Turbine partnerships was $15.2 million at September 30, 2000 and $13.4 million at December 31, 1999. Sequa's equity in these ventures was a net loss was $0.3 million during the nine-month period of 2000, net income of $0.4 million during the nine-month period of 1999, net income of $0.1 million during the third quarter of 2000 and net loss of $0.1 million during the third quarter of 1999.

    The Metal Coating segment has a 50/50 partnership with NCI Building Systems, Inc. in Midwest Metal Coatings (MMC) to coat coils of heavy gauge steel for structural components used in the building products market. Sequa's investment in MMC was $9.3 million at September 30, 2000 and $9.5 million at December 31, 1999. Sequa's equity share of net income was $0.2 million in both the nine-month and third quarter periods of 2000. Sequa's equity share in net losses was $0.6 million during the nine-month period of 1999 and $0.1 million during the third quarter of 1999.

OTHER, NET
----------

    During the nine-month period of 2000, Other, net included $5.5 million of discount expense related to the sale of accounts receivable; $1.0 million of income related to the final resolution of matters associated with the sale of a Chromalloy Gas Turbine business in the United Kingdom; $1.0 million of income related to a minority interest in a component manufacturing operation for the period during which the operation was majority owned; $0.9 million of income related to the sale of a partial ownership interest in this operation; charges of $0.8 million for the amortization of capitalized debt costs; $0.8 million of expense on the cash surrender value of corporate-owned life insurance; and $0.5 million of organization costs related to

----------

the formation of Chromalloy joint ventures. During the nine-month period of 1999, Other, net included $2.0 million of discount expense related to the sale of accounts receivable; $2.8 million of gains on the sale of excess real estate; $2.7 million of income related to the demutualization of an issuer of corporate-owned life insurance policies; $2.2 million of income related to the adjustment of the gain on the sale of Sequa Chemicals recorded upon final settlement with the purchaser; $1.6 million of income related to the collection of a note receivable written off more than ten years ago; a $1.3 million gain on the sale of marketable securities; and charges of $1.0 million for the amortization of capitalized debt costs.

    During the third quarter of 2000, Other, net included $2.0 million of discount expense related to the sale of accounts receivable; $0.5 million of organization costs related to the formation of Chromalloy joint ventures; $0.4 million of expense on the cash surrender value of corporate-owned life insurance; and $0.3 million of charges for the amortization of capitalized debt costs. During the third quarter of 1999, Other, net included $0.5 million of discount expense related to the sale of accounts receivable; $2.7 million of income related to the demutualization of an issuer of corporate-owned life insurance policies; and charges of $0.4 million for the amortization of capitalized debt costs.

INCOME TAX PROVISION
--------------------

    At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the nine-month periods of 2000 and 1999 were based upon estimated annual pre-tax earnings and reflect nondeductible goodwill amortization and the effect of a provision for state income and franchise taxes. The nine-month period of 2000 also reflects the establishment of a valuation allowance to eliminate the tax benefit for losses at one of Sequa's French subsidiaries. The same subsidiary was profitable in 1999 and a benefit resulted from the utilization of a net operating loss carryforward. The establishment of the 2000 valuation allowance as compared to the 1999 benefit results in an increase in the effective tax rate. The tax provisions for the third quarters of 2000 and 1999 represent the difference between the year-to-date tax provisions recorded as of September 30, 2000 and 1999 and the amounts reported for the six-month periods of 2000 and 1999.

RISK/CONCENTRATION OF BUSINESS
------------------------------

    Sequa is engaged in the automotive airbag inflator business through both ARC and ARC's 50% equity investment in BAG SpA.
ARC's major customer for airbag inflators is Breed, which is

------------------------------

supplied under the terms of a long-term contract. ARC also supplies inflator components to BAG SpA.

    On September 20, 1999 (the "Filing Date"), Breed and certain of its US subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Breed received a commitment from its lending group for up to $125 million of debtor-in-possession financing, which Breed stated it expects will provide adequate funding for its post-petition trade and employee obligations. Subsequent to the Filing Date, ARC began shipping to Breed on a prepaid basis.

    Under an Agreed Order and Stipulation that was entered with the Bankruptcy Court on February 26, 2000 and subsequently amended on March 7, 2000, ARC and Breed have entered into negotiations to modify the long-term supply contract. If these negotiations are unsuccessful, Breed must assume or reject the existing contract by the deadline, which has been extended to the Effective Date of the Third Amended Joint Plan of Reorganization (The Plan), from the original May 1, 2000 date by the mutual consent of the parties. On October 13, 2000 the Bankruptcy Court approved the Second Amended Disclosure Statement in support of The Plan of Breed Technologies. The hearing on The Plan is scheduled for November 22, 2000. The Plan will result in the secured creditors (the Banks) having received a transfer of the ownership of the business of Breed, receiving 94% of the stock with employees receiving a maximum of 6%.

    On October 19, 2000 Breed filed a Complaint for Declaratory Relief naming ARC as a defendant. The Complaint seeks a ruling from the Bankruptcy Court regarding certain language of the Agreed Order and Stipulation. The language in question is whether or not the confirmation of The Plan will trigger a "material adverse event" as set forth in the Amended Agreed Order. On November 8, 2000 Breed filed a Motion for Summary Judgment in this matter and on November 10, 2000 ARC filed a Cross-Motion for Summary Judgment. ARC's Answer to the Complaint is due on November 14 and responses to the Summary Judgment Motions are due on November 15. A hearing on the Summary Judgement Motions has been scheduled for November 22, 2000. The outcome of this matter will determine ARC's obligations with respect to supply of product to Breed in the event the long-term supply contract is rejected as part of the confirmation of The Plan.

    Breed accounted for $59.0 million of ARC's sales during the nine-month period of 2000, $62.0 million during the nine-month period of 1999, $17.9 million during the third quarter of 2000 and $16.7 million during the third quarter of 1999.

------------------------------

Additionally, Breed holds the remaining 50% equity investment in BAG SpA, and BIH, a foreign subsidiary of Breed, is the sole customer of BAG SpA. BAG SpA accounted for $17.3 million of ARC's sales during the nine-month period of 2000, $12.5 million during the nine-month period of 1999, $5.5 million during the third quarter of 2000 and $3.4 million during the third quarter of 1999.

    At September 30, 2000, ARC had pre-petition net accounts receivable of $12.1 million due from Breed and $8.8 million of accounts receivable due from BAG SpA. BAG SpA had trade accounts receivable of $17.1 million due from BIH (a subsidiary of Breed which is not part of the bankruptcy filing) and an additional $1.1 million of non-trade receivables due from BIH. As of late October 2000, BIH was substantially current in its payment of receivables to BAG SpA. At September 30, 2000, neither ARC nor BAG SpA had any significant reserves related to the Breed or BIH accounts receivable. Management continues to monitor this situation closely.

    Based on the current facts and circumstances, Sequa's management still believes that the long-term supply contract with Breed will be assumed in either its current or modified form and therefore believes that the opportunity to recover the full amount of the $12.1 million Breed pre-petition net accounts receivable remains. However, due to the uncertainty of the ultimate resolution of the Chapter 11 proceedings, Sequa has reclassified the receivable to long-term.

    In January 2000, ARC, ARC Automotive Italia, BAG SpA and Breed signed a contract under which ARC Automotive Italia will acquire certain of the assets, as well as the automotive inflator business of BAG SpA. While Sequa management currently anticipates that this transaction will close, it is subject to significant pre-closing conditions. In the event this transaction is not consummated, the $16.2 million investment in BAG SpA and the $8.8 million of accounts receivable due from BAG SpA would likely not be fully recoverable, primarily due to Breed's current inability in the Chapter 11 environment to make any additional capital contributions to BAG SpA to cover future cash requirements.

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

---------------

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

    It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The potential exposure for such costs is estimated to range from $13 million to $25 million. At September 30, 2000, Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $21.9 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

    With respect to all known environmental liabilities, it is currently estimated that remediation costs will be in the range of $4 million to $7 million during 2000 and between $4 million and $6 million during 2001. During the first nine months of 2000, actual expenditures for the remediation of previously contaminated sites were $2.5 million.

BACKLOG
-------

    The businesses of Sequa for which backlogs are significant are the Turbine Airfoils, Caval Tool, Turbocombuster Technology and Castings units of the Aerospace segment; the solid and liquid rocket motor operations of the Propulsion segment; and the can machinery, MEGTEC and Men's Apparel units of the Other Products segment. The aggregate dollar amount of backlog in these units at September 30, 2000 was $289.2 million ($289.5 million at December 31, 1999). A 51% backlog increase at the MEGTEC unit was offset by reductions at the Aerospace and Propulsion segments as well as the can machinery and Men's Apparel units. Sales of the Men's Apparel unit are seasonal, with stronger sales in the first six months of the year; accordingly, this unit's backlog is normally higher at December 31 than at any other time of the year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    Net cash provided by operating activities was $39.8 million in the nine-month period of 2000, compared with $17.3 million used for operating activities in the nine-month period of 1999. The primary reasons for the $57.1 million increase in cash provided by operating activities were: a lower level of working capital requirements reflective of a timing-related increase in accounts receivable that was less than the 1999 increase for the same period; a timing-related increase in accounts payable and accrued expenses; and a decrease in state and foreign income taxes paid, coupled with a federal tax refund received in the first quarter of 2000. Net cash used for investing activities decreased to $87.5 million in the nine-month period of 2000 from $99.5 million in the nine-month period of 1999. The major factors in the 2000 decrease were a $16.8 million decline in cash used to purchase businesses and a $12.3 million decrease in investments within the Aerospace segment (including a $3.6 million decrease in cash contributions to joint ventures), offset by the absence of $15.0 million of proceeds from the sale of marketable securities. Cash provided by financing activities in the nine-month period of 2000 was $45.8 million compared with $435.0 million in the nine-month period of 1999. The $389.2 million decrease reflects the July 1999 receipt of $487.7 million of net proceeds from the issuance of $500 million of 9% Senior Notes due 2009; the 1999 repurchase of $65.0 million principal amount of outstanding debt (resulting in an extraordinary loss of $1.5 million); and a $30.0 million increase in the level of accounts receivable sold within the nine-month period of 2000 compared with the nine-month period of 1999.

    Capital expenditures amounted to $73.4 million during the nine-month period of 2000 and $70.3 million during the nine-month period of 1999, with spending in the 2000 period concentrated in the Aerospace and Propulsion segments. These funds were

-------------------------------

primarily used to upgrade existing facilities and equipment and to expand capacity. Sequa currently anticipates that capital spending in 2000 will be approximately $105 to $110 million and will be concentrated in the same segments.

    Sequa has had an issue with the Internal Revenue Service
(IRS) involving the 1989 restructuring of two subsidiaries.
While management believes its tax position in this matter was appropriate, it had taken the conservative position of providing reserves to cover an adverse outcome. At September 30, 2000, the net amount involved was approximately $59 million, composed of the potential liability associated with the restructuring and related tax issues; interest expense, net of tax benefit, from the date of the resulting tax refund; and deferred tax assets for portions of tax loss and credit carryforwards which could be utilized in a settlement. In October 1998, Sequa made a deposit of $24.0 million with the IRS against the expected liability for additional tax and interest that may be assessed against Sequa related to certain of these tax matters. The deposit stopped the running of interest with respect to the amounts deposited. Management has been in discussions with the IRS on these matters for several years and has reached an informal agreement settling this matter with the IRS. There are several steps involved in finalizing this agreement, including approval by the Joint Committee on Taxation of the US Congress. If the agreement is approved, no significant additional tax or interest will be paid or refunded. Management anticipates that the agreement with the IRS will be finalized in 2001, at which time approximately $35 million, representing the reversal of reserves no longer required, would be recorded as income through a reduction of the income tax provision.

    Management currently anticipates that cash flow from operations, together with the $75 million of credit available at November 9, 2000 under the revolving credit agreement, the $57.8 million of cash and cash equivalents on hand at September 30, 2000, and proceeds from asset divestitures will be sufficient to fund Sequa's operations, niche acquisitions and airline spare parts inventory purchases for the next year. The $66.4 million principal balance of Sequa's medium-term notes due in May 2001 has been classified as long-term debt in the accompanying Consolidated Balance Sheet as it is management's current intent to repay the notes upon maturity using funds available under its revolving credit agreement.

OTHER INFORMATION
-----------------

    SFAS No. 133, "Accounting for Derivative Instruments and
Hedging Activities," was issued in June 1998 and was subsequently amended by SFAS No. 138 issued in June 2000. These statements

-----------------

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Sequa is involved in a number of claims, lawsuits and proceedings (environmental and otherwise) that arose in the ordinary course of business. Other litigation pending against Sequa involves allegations that are not routine and include, in certain cases, compensatory and punitive damage claims. Included in this class of litigation is an action commenced in July 1995 by United Technologies Corporation (UTC), the parent of Pratt & Whitney (PW), against Chromalloy Gas Turbine Corporation (Chromalloy) in federal district court in Delaware (the District Court). UTC sought damages and injunctive relief based on alleged breaches of certain license agreements, infringement of patents and misuse of PW intellectual property. Chromalloy answered the complaint denying UTC's claims, and Chromalloy filed counterclaims against UTC seeking damages and injunctive relief based on UTC's breaches of license agreements and other related matters. The District Court decided to try the case in several different proceedings because of the number and complexity of the claims. For a detailed report on earlier developments in this matter, see Sequa's Annual Reports on Form 10-K for the years ended December 31, 1999, December 31, 1998 and December 31, 1997.

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

    All other claims in this case have been dismissed by the District Court or resolved by the parties, except for Chromalloy's claim under a ceramic coating license agreement that was tried in July 1998 (the Ceramic Approval Claim) and a claim by Chromalloy relating to a discreet royalty issue. On December 3, 1999, UTC renewed its motion for summary judgment on the MFN Claim and the Ceramic Approval Claim. On June 29, 2000, the District Court denied UTC's Motion for Summary Judgment on both the MFN claim and the Ceramic Approval claim, but nonetheless, entered judgment dismissing these claims finding that they also were barred by res judicata under the Court of Appeals' August
               --- --------
25, 1999 decision.

    On August 29, 1995, Chromalloy filed suit in Texas state court against UTC seeking damages and injunctive relief for violations of the Texas Free Enterprise and Antitrust Act. UTC filed counterclaims against Chromalloy for alleged breach of contract and unfair competition. For a detailed report on earlier developments in this matter, see Sequa's Annual Reports listed in the first paragraph of this Note. The only remaining issue in this case is Chromalloy's appeal of the Texas court's denial of injunctive relief. On October 14, 1998, the San Antonio Court of Appeals issued its decision affirming the trial court's denial of injunctive relief. On Chromalloy's request for reconsideration, the Court of Appeals reaffirmed its decision in an opinion dated November 17, 1999, which was later withdrawn and replaced with an opinion dated November 24, 1999. Chromalloy disagrees with the decision and on March 10, 2000, filed a Petition for Review to the Texas Supreme Court. On July 10, 2000, the Texas Supreme Court ordered the parties to provide full briefing on the appeal. This appeal is pending.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

           10.4   Supplemental Executive Retirement Plan II, As
                  Amended and Restated Effective January 1, 2000.

           10.5   Supplemental Executive Retirement Plan III, As
                  Amended and Restated Effective January 1, 2000.

           27.1   Financial Data Schedule, filed herewith.

           99.1 "Quantitative and Qualitative Disclosures About Market Risk" on pages 23-24 under the caption Derivative and Other Financial Instruments of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, which is incorporated by reference in Part I, Item 3 hereof.

       (b) Reports on Form 8-K

           No report on Form 8-K was filed during the three-month period ended September 30, 2000.

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







November 14, 2000