Form 10-K
period 2000-12-31
SEQUA CORP /DE/
filed 2001-03-16
CIK 95301

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000 Commission file number 1-804

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

The aggregate market value of registrant's voting stock (Common and Preferred) held by nonaffiliates as of March 5, 2001 was $304,747,309.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

               Class                             Outstanding at March 5, 2001
               -----                             ----------------------------

Class A Common Stock, no par value                         7,047,803
Class B Common Stock, no par value                         3,329,780

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for its annual meeting of stockholders scheduled to be held on May 10, 2001 are incorporated by reference into Part III.

                               SEQUA CORPORATION

                                   FORM 10-K

                                 * * * * * * *

                                    PART I
                                    ------

ITEM 1.  BUSINESS
-----------------

(a)  General development of business.  Sequa Corporation
      --------------------------------
("Sequa"), which was incorporated in 1929, is a diversified industrial company that produces a broad range of products through operating units in five business segments: Aerospace, Propulsion, Metal Coating, Specialty Chemicals and Other Products. Information with respect to material acquisitions and dispositions is included in Note 16 to the Consolidated Financial Statements on pages 66 and 67 of this Annual Report on Form 10-K and is incorporated herein by reference.

(b)  Financial information about business segments.  Segment
      ----------------------------------------------
information is included in Note 21 to the Consolidated Financial
Statements on pages 71 through 74 of this Annual Report on Form
10-K and is incorporated herein by reference.

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

     Recently, Gas Turbine's strategy has included the active pursuit of joint venture opportunities aimed at strengthening its ties to certain original equipment manufacturers (OEMs) and its customers as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements.

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

Metal Coating
-------------
     The Metal Coating segment consists solely of Precoat Metals (Precoat), which is a leader in the application of protective and decorative coatings to continuous steel and aluminum coils. Precoat's principal market is the building products industry, where coated steel is used for the construction of pre-engineered building systems, and as components in the industrial, commercial, agricultural and residential sectors. Precoat also serves the container industry, where the division has established a position in the application of coatings to steel and aluminum stock used to fabricate metal cans and can lids. In addition, the division has established a presence in other product markets, including heating, ventilating and air conditioning units, truck trailer panels and office equipment.

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

Other Products
--------------
     This segment is composed of four ongoing businesses:  MEGTEC
Systems (MEGTEC), Sequa Can Machinery, Casco Products (Casco) and the Men's Apparel unit. This segment also includes Sequa
Chemicals which was divested in 1998.

     MEGTEC SYSTEMS. MEGTEC supplies equipment for the web offset printing industry, including pasters and splicers, web guides, infeeds, chill stands and related equipment for high-speed web presses. MEGTEC's products also include air flotation dryers for paper, printing and other uses and emission control systems for industrial applications.

     SEQUA CAN MACHINERY. Sequa Can Machinery designs and manufactures equipment for the two-piece can industry. Sequa Can Machinery manufactures high-speed equipment to coat and decorate two-piece beverage cans. With the largest installed base of equipment in the field, Sequa Can Machinery also supplies upgrade kits and spare parts and maintains an extensive support service program. The division's product development team has improved the technology of precision printing to achieve higher speeds without compromising quality. The current generation of equipment runs at a rate of more than 2,000 cans per minute, applying an even base coat and printing crisp, clear images in up to eight colors. The latest generation of cupping equipment supports two high-speed can lines, producing up to 4,000 shallow cups per minute. Sequa Can Machinery's newest bodymaker operates at a rate up to 450 strokes per minute. At its plants in Ohio, Sequa Can Machinery designs and manufactures tooling and turnkey systems used in the can making process. It has developed products to broaden the range of metal containers to include aerosol and other specialty products such as oil cans, oil filters and non-round cans.

     CASCO PRODUCTS. Casco, which has been serving the automotive products market since 1921, is the world's leading supplier of automotive cigarette lighters and power outlets. Casco also offers a growing line of automotive accessories, led by a series of electronic devices to monitor automotive air quality and fluid levels. These products are presently used for measurement and control of certain gases and for monitoring engine oil and engine coolant.

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

     The Propulsion segment markets its rocket propulsion systems generally on a subcontract basis under various defense programs of the United States Government. Among the programs currently in production are the Army Extended Range Multiple Launch Rocket System, Extended Range Army Tactical Rocket System, Javelin, Stinger, Tomahawk, Standard Missile, Sidewinder, PAC-3 and Trident. In the fourth quarter of 1999, ARC won a 12-year contract valued at approximately $60 million (including options) to refurbish the post boost control system on the US Government Minuteman III missile. In addition, the liquid propulsion unit operates in the world-wide commercial satellite market selling directly to the satellite manufacturers. ARC markets its automotive airbag components to automotive customers in the US and overseas. For the next several years, sales of airbag inflators are largely dependent on ARC's largest customer, Breed Technologies, Inc. (Breed), which, along with certain of its US subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in September 1999. Breed announced its emergence from the Chapter 11 proceedings in December 2000. Sales of energetic components for inflators have been dependent on BAG SpA, a 50% owned Italian affiliate co-owned with Breed. Certain assets as well as the ongoing automotive inflator business of BAG SpA were acquired in February 2001 pursuant to an overall settlement with Breed in conjunction with its emergence from Chapter 11 proceedings. Further information with respect to Breed is included in the discussion on pages 24 and 25 of this Annual Report on Form 10-K under the heading "Risk/Concentration of Business," which is incorporated herein by reference.

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

     Businesses in the Other Products segment serve distinct markets and have individual methods of distribution. MEGTEC Systems sells auxiliary press equipment directly to international web printing press manufacturers and to their customers, and markets emission control equipment and industrial drying systems directly to customers in the coating, converting and metal finishing industries. Sequa Can Machinery sells its can forming and decorating equipment directly to the international container manufacturing industry. Casco sells cigarette lighters, power outlets and various electronic monitoring devices directly to the automotive industry. The Men's Apparel unit sells its formalwear to wholesalers and retailers principally servicing the rental market, primarily through independent sales representatives.

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

     Sequa, through its Gas Turbine operations, is a leader in the development and use of advanced metallurgical and other processes to repair, manufacture and coat blades, vanes and other components of gas turbine engines used for commercial and military jet aircraft. Gas Turbine's divisions compete for turbine engine repair business with a number of other companies, including OEMs. Such OEMs generally have obligations (contractual and otherwise) to approve vendors to manufacture components for their engines and/or perform repair services on their engines and components. Gas Turbine has a number of such approvals, including licensing agreements, which allow it to manufacture and repair certain components of flight engines. The loss of approval by one of the major OEMs to manufacture or repair components for such OEM's engines could have an adverse effect on Gas Turbine, although management believes it has certain actions available to it to mitigate this effect.

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

     ARC is a second tier automotive supplier that supplies airbag inflators to first tier airbag module (airbag, inflator and covers) suppliers, certain of whom have their own inflator capabilities. The unit competes on product capabilities, energetics expertise, quality and price. Breed, ARC's largest customer, is supplied under the terms of a long-term contract. The long-term contract was modified pursuant to a January 2001 settlement with Breed. Further information with respect to Breed is included in the discussion on pages 24 and 25 of this Annual Report on Form 10-K under the heading "Risk/Concentration of Business," which is incorporated herein by reference.

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

     MEGTEC is a major international supplier of auxiliary press equipment, air flotation dryers and emission control equipment. This unit has several major competitors (including certain press manufacturers in the graphic arts market) in each of its main product areas. It competes on the basis of price, quality and technical capabilities. Sequa believes its cylindrical can decorating and can forming equipment operations are world leaders in their markets. Sequa Can Machinery has one or two major competitors in each major product area, and the unit competes on the basis of price, quality, technical capabilities and equipment speed. Sequa believes its automotive products manufacturer is the world's leading producer of cigarette lighters for both the original equipment market and the auto aftermarket and competes on the basis of price, quality and customer service. Sequa believes the Men's Apparel unit is the leading domestic producer of men's formalwear and competes on the basis of design, quality of manufacturing and price.

                                 Raw Materials
                                 -------------

     Sequa's businesses use a wide variety of raw materials and supplies. Generally, these have been available in sufficient quantities to meet requirements, although occasional shortages have occurred. Precoat Metals uses natural gas to fire the curing ovens used in the coating process as well as for emission control devices. Increases in the price paid for natural gas adversely affected operating income for this unit by approximately $3.0 million in 2000.

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

                                Major Customers
                                ---------------

     No single commercial customer accounted for more than 10% of consolidated sales during the past three years. Prime and subcontracts with all government agencies accounted for approximately 12% of sales in 2000, 10% of sales in 1999 and 9% of sales in 1998. One customer accounted for approximately 29% of the Propulsion segment's 2000 sales. Further information with respect to this customer is included in the discussion appearing on pages 24 and 25 of this Annual Report on Form 10-K under the heading "Risk/Concentration of Business," which is incorporated herein by reference. In the Metal Coating segment, one customer accounted for approximately 34% of the segment's 2000 sales. The customer is a major steel manufacturer that uses Precoat Metals as its toll coater to coat product prior to resale to its own end use customers. In the Specialty Chemicals segment, one customer accounted for approximately 25% of the segment's 2000 sales, and the top three customers accounted for approximately 45% of the segment's 2000 sales. All of these customers are well-known international consumer products companies that Warwick International has been doing business with for many years.

                                    Backlog
                                    -------

     Backlog information is included in the Management's
Discussion and Analysis of Financial Condition and Results of
Operations on pages 28 and 29 of this Annual Report on Form 10-K and is incorporated herein by reference.

                            Maintenance and Repairs
                            -----------------------

     Expenditures for maintenance and repairs of $45.7 million in 2000, $47.8 million in 1999 and $50.7 million in 1998 were expensed as incurred, while betterments and replacements were capitalized.

                           Research and Development
                           ------------------------

     Research and development costs, charged to expense as incurred, amounted to $22.2 million in 2000, $20.0 million in 1999 and $21.4 million in 1998.

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

     The State of Florida issued an Administrative Order in 1988 requiring TurboCombustor Technology, Inc. (TCT), a subsidiary of Gas Turbine, to investigate and to take appropriate corrective action in connection with alleged groundwater contamination in Stuart, Florida. The contamination is alleged to have arisen from a 1985 fire which occurred at TCT's former facility in Stuart. The City of Stuart has subsequently constructed and is operating a groundwater remediation system. Sequa negotiated a conditional settlement with the City of Stuart in October 1994 whereby it would contribute its ratable share of the capital and operating costs for the groundwater treatment system. On February 14, 2000, the Stuart City Commission approved the execution of the settlement. Sequa estimates the amount to be paid in settlement plus additional groundwater sampling and analysis will be approximately $2 million to be paid over a ten-year period which began in the second quarter of 2000.

     In September 1993, fourteen homeowners residing in West Nyack, New York served a complaint on Gas Turbine and others alleging, among other things, that contamination from a former Gas Turbine site caused the plaintiffs' alleged property damage. Gas Turbine believes it has strong defenses under New York law to the plaintiffs' complaint. Gas Turbine entered into a Consent Order with the New York Department of Environmental Conservation
(DEC) on February 14, 1994 to undertake the remedial investigation and feasibility study (RI/FS) relating to the alleged contamination in the vicinity of the former Gas Turbine site. The RI/FS was submitted to the DEC for its review in 1998. The DEC submitted their comments on the RI/FS to Sequa in 1999 and negotiations are still in progress.

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At December 31, 2000, the potential exposure for such future costs is estimated to range from $12 million to $24 million, and Sequa's balance sheet includes accruals for remediation costs of $21.4 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, Sequa's actual cash expenditures for remediation of previously contaminated sites were $3.3 million in 2000, $4.9 million in 1999 and $8.2 million in 1998. Sequa anticipates that remedial cash expenditures will be between $6 million and $10 million during 2001 and between $4 million and $6 million during 2002. Sequa's capital expenditures for projects to eliminate, control or dispose of pollutants were $2.2 million, $1.6 million and $2.3 million in 2000, 1999 and 1998, respectively. Sequa anticipates annual environmental-related capital expenditures to be approximately $5 million during 2001 and $2 million during 2002. Sequa's operating expenses to eliminate, control and dispose of pollutants have averaged approximately $10 million per year during the last three years. Sequa anticipates that environmental operating expenses will be approximately $11 million per year during 2001 and 2002.

                                  Employment
                                  ----------

     At December 31, 2000, Sequa employed approximately 11,550 people of whom approximately 3,400 were covered by union contracts.

     The approximate number of employees attributable to each reportable business segment as of December 31, 2000 was:

                                                Approximate
     Segment                                Number of Employees
    -------                                 -------------------
  Aerospace                                       6,500
  Propulsion                                      1,600
  Metal Coating                                     750
  Specialty Chemicals                               350
  Other Products                                  2,250
  Corporate                                         100
                                                 ------
  Total                                          11,550
                                                 ======

Sequa considers its relations with employees to be generally satisfactory. Sequa maintains a number of employee benefit programs, including life, medical and dental insurance, pension and 401(k) plans.

(d)  Foreign Operations.  Sequa's consolidated foreign operations
      ------------------
include Gas Turbine's operations in England, France, Israel, Mexico, Netherlands and Thailand within the Aerospace Segment; ARC's liquid rocket motor business in England and from February 1, 2001 an automotive airbag inflator business in Italy within the Propulsion segment; detergent chemicals operations in Wales and chemical distribution operations in France, Italy, Spain, Portugal and South Africa within the Specialty Chemicals segment; the auxiliary press equipment suppliers in France, Germany, Singapore, Sweden and the United Kingdom; the can machinery operations in England and Brazil, and the automotive products operations in Germany, Italy and Brazil in the Other Products segment. Sales and long-lived assets attributable to foreign countries are set forth in Note 21 to the Consolidated Financial Statements on page 74 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 2.  PROPERTIES
-------------------

Aerospace
---------

      Gas Turbine operates over 40 plants in eleven states and six foreign countries, which have aggregate floor space of 3,100,000 square feet, of which 1,900,000 square feet is owned and 1,200,000 square feet is leased. The leases covering facilities used in this business have various expiration dates, and some have renewal or purchase options.

      Facilities in this segment are adequate and suitable for the business being conducted and operate at a moderate to high level of utilization.

Propulsion
----------

      ARC operates twelve manufacturing and research facilities in six states and one manufacturing facility in the United Kingdom with aggregate floor space of 1,900,000 square feet. The segment owns 200,000 square feet and leases 1,700,000 square feet. The largest lease, expiring in 2002 with renewal options through 2014, is for a 943,000 square foot facility in Arkansas. The segment also holds a lease on a 270,000 square foot facility in Virginia that expires in 2012. Other leased production facilities are located in Tennessee, New York, California, West Virginia and the United Kingdom.

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

Specialty Chemicals
-------------------

      Warwick International owns a plant in the United Kingdom with floor space of 203,000 square feet on 55 acres of land. The segment also leases 63,000 square feet of office and warehouse space in seven separate locations in Europe.

      Facilities in this segment are adequate and suitable for the business being conducted. Facilities within this segment operate at a high utilization rate.

Other Products
--------------

      MEGTEC owns manufacturing and office facilities in Wisconsin with aggregate floor space of 314,000 square feet and a facility in France with aggregate floor space of 62,000 square feet.
MEGTEC also leases two manufacturing plants and four sales offices and owns a storage facility in Europe with a total of 200,000 square feet and leases a 3,200 square foot sales office in Singapore.

      The Sequa Can Machinery operation owns three plants in the United States with aggregate floor space of 250,000 square feet and leases manufacturing and office space of 32,000 square feet. Sequa Can Machinery leases 10,000 square feet of manufacturing and office space in England.

      The automotive products subsidiary, Casco, leases a 168,000 square foot plant in Connecticut, a 2,300 square foot sales office in Michigan, a 37,500 square foot manufacturing facility in Italy, and a 9,900 square foot facility in Brazil. Casco owns an 81,000 square foot plant in Germany and a 39,000 square foot plant in Kentucky.

      The Men's Apparel unit owns manufacturing and office facilities in Georgia with aggregate floor space of 158,000 square feet. This unit also leases approximately 1,250 square feet of office space in Hackensack, New Jersey.

  Facilities in this segment are adequate and suitable for the business being conducted. MEGTEC, Casco and Men's Apparel facilities operate at high utilization rates. Sequa Can Machinery facilities currently operate at a low utilization rate due to economic difficulties in key markets. In February 2001 Sequa Can Machinery announced the closing of its 88,000 square foot manufacturing facility in California, with plans to move the work to plants in Ohio and New Jersey.

Corporate
---------

  Sequa leases 48,000 square feet of corporate office space in New York, New York and Hackensack, New Jersey.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

  Information with respect to Sequa's legal proceedings is included in Note 22 to the Consolidated Financial Statements on pages 74 and 75 of this Annual Report on Form 10-K and is incorporated herein by reference. Additional information on environmental matters is covered in the Environmental Matters section on pages 27 and 28 of this Annual Report on Form 10-K and is incorporated herein by reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

  None.

ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT
--------    ------------------------------------

    The following information is furnished pursuant to General
Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of
Regulation S-K with respect to the executive officers of the
Company:


    Name                     Age        Position Held
    ----                     ---        -------------
Norman E. Alexander          86         Chairman of the Board, Chief
                                        Executive Officer, Director and
                                        member of the Executive
                                        Committee

John J. Quicke               51         President, Chief Operating
                                        Officer, Director and member of
                                        the Executive Committee

Stuart Z. Krinsly            83         Senior Executive Vice
                                        President, General Counsel,
                                        Director and member of the
                                        Executive Committee

Martin Weinstein             65         Executive Vice President, Gas
                                        Turbine Operations and Director

Howard M. Leitner            60         Senior Vice President, Finance

William P. Ksiazek           53         Vice President and Controller

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

                                    PART II
                                    -------


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------   --------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------

(a)  Market Information.

    The following table sets forth the high and low sales prices of Sequa Class A common stock and Sequa Class B common stock for the calendar periods indicated on the Exchange Composite Tape, as reported by the National Quotation Bureau Incorporated:

                              SEQUA CLASS A            SEQUA CLASS B
                             ---------------           --------------
                             High        Low           High       Low
                             ----        ---           ----       ---

2000
First Quarter              52 13/16    30 9/16        60         47 1/4
Second Quarter             53 15/16    38 3/16        60         49
Third Quar ter             46 1/4      38 10/16       60 1/2     57
Fourth Quarter             48 3/4      34             61 1/2     55 3/4

1999
First Quarter              60 7/8      44             73         67 3/4
Second Quarter             70          47 13/16       71 1/2     67 5/16
Third Quarter              72 3/4      61 7/8         77 1/2     66
Fourth Quarter             61 7/8      48 7/8         66 1/2     54 1/4

     Shares of Sequa Class A common stock and Sequa Class B common stock are listed on the New York Stock Exchange. There were approximately 2,150 holders of record of the Sequa Class A common stock and approximately 450 holders of record of the Sequa Class B common stock at March 5, 2001.

(c)  Dividends.

     During the years ended December 31, 2000 and 1999, no cash dividends were declared on Sequa Class A common shares or Class B common shares. Sequa has no present intention to pay cash dividends on its common shares.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

      The following table sets forth selected financial information for, and as of the end of, each of the five years in the period ended December 31, 2000.
Such information should be read in conjunction with Sequa's Consolidated
Financial Statements and Notes thereto, filed herewith.

(Amounts in millions, except per share data)

YEAR ENDED DECEMBER 31,         2000       1999        1998*       1997        1996
---------------------------   --------   --------    --------    --------    --------
OPERATING RESULTS
  Sales                       $1,773.1   $1,711.2    $1,813.1    $1,603.3    $1,465.4
  Operating income               103.2       94.5       105.5        84.7        65.2
  Income before
    extraordinary item            24.0       27.8        63.9        19.6         9.6
  Extraordinary loss                -        (5.7)         -           -         (0.4)
                              --------   --------    --------    --------    --------
  Net income                  $   24.0   $   22.1    $   63.9    $   19.6    $    9.2
                              ========   ========    ========    ========    ========

BASIC EARNINGS PER SHARE
  Income before
    extraordinary item        $   2.12   $   2.48    $   6.01    $   1.66    $    .65
  Extraordinary loss                -        (.55)         -           -         (.04)
                              --------   --------    --------    --------    --------
  Net income                  $   2.12   $   1.93    $   6.01    $   1.66    $    .61
                              ========   ========    ========    ========    ========
DILUTED EARNINGS PER SHARE
  Income before
    extraordinary item        $   2.12   $   2.48    $   5.87    $   1.66    $    .65
  Extraordinary loss                -        (.55)         -           -         (.04)
                              --------   --------    --------    --------    --------
    Net income                $   2.12   $   1.93    $   5.87    $   1.66    $    .61
                              ========    =======    ========     =======    ========

CASH DIVIDENDS DECLARED
  Preferred                   $   5.00   $   5.00    $   5.00    $   5.00    $   5.00

FINANCIAL POSITION
  Current assets              $  723.3   $  680.3    $  715.9    $  695.8    $  612.2
  Total assets                 1,731.1    1,671.7     1,624.1     1,591.7     1,548.2
  Current liabilities            337.4      300.7       337.9       366.7       302.7
  Long-term debt                 590.6      569.9       500.7       508.7       531.9
  Shareholders' equity           669.8      668.9       665.5       594.4       590.8


    * Income results for 1998 include gains on the divestiture of operations that increased after-tax income by $35.2 million or $3.43 per basic share.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------    --------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

OPERATING RESULTS 2000-1999

SALES

Overall sales increased 4% in 2000, with advances in the Aerospace and Metal Coating segments and at the MEGTEC Systems unit of the Other Products segment. Sales were also bolstered by an additional contribution of $27.5 million from businesses acquired during the year. These favorable factors more than offset the $47.6 million effect of unfavorable foreign exchange translation on reported US dollar results and the $14.6 million effect of deconsolidating the results of several Aerospace units transferred to joint ventures during 2000. A detailed review of sales for individual segments follows.

    Sales of the Aerospace segment (Chromalloy Gas Turbine) rose 3% in 2000. Sales to the engine component repair market (commercial and military) increased 9%, whereas sales to the original equipment manufacturers (OEMs) declined. Sales recorded for 2000 were tempered by two factors: the translation effect created by a weakening Euro against the US dollar, which lowered reported sales results of European entities by $20.5 million; and the absence of sales (approximately $14.6 million in the applicable 1999 periods) from operations contributed to joint ventures with Siemens Westinghouse and Rolls-Royce during 2000. (For further information, see the Equity in Unconsolidated Joint Ventures section of this Management's Discussion and Analysis (MD&A).) Strength in sales to the commercial repair aftermarket reflects the benefit of long-term contracts with major airlines to provide repair services and inventory management. The advance in military repair sales reflects revenues from a contract to provide component repairs at Kelly Air Force Base. The Kelly business is a major contributor to the overall increase in repair sales. The lower level of OEM sales primarily reflects the continued effect of global outsourcing programs by the jet engine OEMs.

    Sales of the Propulsion segment (Atlantic Research
Corporation or ARC) were down 1% from a year earlier, as an advance at the liquid propulsion unit was offset by small declines in the solid rocket and automotive airbag inflator operations. The increase at the liquid propulsion unit was primarily attributable to revenues under a military contract awarded in late 1999 to refurbish the post boost control system of the Minuteman III missile. The decline in sales of solid propulsion defense products primarily reflects production stretch-outs and lower overall production levels on several programs. The decline in automotive airbag inflator sales is attributable to a sharp fourth-quarter reduction in demand from a major domestic OEM. The softening of demand evident in the fourth quarter is expected to continue at least through the first quarter of 2001, as the OEM moves to reduce the inventory of unsold vehicles. Sales comparisons in 2001 will benefit from the February 1, 2001 acquisition by an ARC affiliate of certain assets and the ongoing automotive inflator business of BAG S.p.A., the Italian joint venture owned 50/50 by ARC and Breed Technologies, Inc. (Breed) (See the Risk/Concentration of Business section of this MD&A for further details regarding this transaction.)

    Sales in the Metal Coating segment (Precoat Metals) advanced 6% in 2000, with increases in each of its major market areas: building products, containers and manufactured products. The advance was tempered by softening customer demand in the fourth quarter in all major markets. Management currently anticipates that demand will trend lower at least through the first quarter of 2001. In the fourth quarter of 2000, Sequa changed its financial statement presentation of sales and cost of sales to be in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 concerning revenue recognition issues. The change affects only the Metal Coating segment and increased both sales and cost of sales by $10.5 million in 2000 and $11.6 million in 1999. While the change does not affect reported operating income; operating income as a percentage of sales decreased by 0.4% in 2000 and 0.5% in 1999.

    Sales of the Specialty Chemicals segment (Warwick International) declined 10% (4% in local currency) in 2000, due to two principal factors: demand for the detergent additive TAED declined 4%, compared with unusually high levels of demand in late 1999; and the unfavorable effects of currency movements -- particularly the strengthening of the British pound sterling against the Euro and its decline against the US dollar. These factors more than offset the inclusion of sales from a French specialty chemical distribution business acquired in February 2000.

    Sales of the Other Products segment increased 15% in 2000 (8% excluding the impact of acquisitions), with each of the four operating units contributing to the increase. MEGTEC sales rose 19% in 2000, and, while sales of all product lines were ahead, the increase was driven by a 32% advance in the graphic arts product line. MEGTEC's increase was achieved despite the negative impact ($12.3 million) of the weakening Euro on reported US dollar sales of MEGTEC's European operations. Demand in MEGTEC's main markets remains strong in early 2001. Sales of the can machinery unit advanced 33% (6% excluding a second-quarter acquisition), reflecting higher sales of can forming equipment and specialty can systems, including sales added through the acquisition of the business and certain assets of Formatec Inc. Sales of can decorating equipment declined, the result of the continuing worldwide slump in demand. The overall sales of this unit remain at a low level, and recovery of the worldwide market is not anticipated in 2001. Sales of Casco Products, the automotive products unit, advanced 6% in 2000, due entirely to the sales added by Schoeller & Co. GmbH, a German automotive products supplier acquired in June 1999. Excluding the Schoeller contribution from the year-over-year comparison, sales registered a small decline, reflecting two factors: the impact of the weakening Euro on reported US dollar sales of the unit's Italian operations ($2.5 million) and the slowdown in North American demand, which began to affect sales in the fourth quarter of 2000. Management currently anticipates that sales in 2001 will continue to be affected by domestic automotive OEM inventory reduction programs. Sales of the Men's Apparel unit were up 2% in 2000, reflecting slightly higher demand for formal attire from improved market share. However, year-end backlog is 30% lower than at the end of 1999, and management currently anticipates a sales decline in the first half of 2001, due to a generally reduced level of consumer confidence.

OPERATING INCOME

Overall operating income increased 9% in 2000. A turnaround in performance at the MEGTEC unit of the Other Products segment and advances by the Aerospace and Propulsion segments more than offset the negative effects on individual business units of several external factors (i.e., unfavorable foreign exchange movements; sharp increases in the price of natural gas; and developing softness in certain market areas during the fourth quarter), as well as the costs to implement an early retirement program at the specialty chemicals business and to settle all outstanding issues with a customer for airbag inflators. A detailed review of operating income for individual segments follows.

    Operating income in the Aerospace segment advanced 4% in 2000. Driven by increased sales, operating income at units that primarily serve the repair aftermarket advanced 10%. This advance was tempered by two principal factors: the weakness of the Euro and the British pound on reported US dollar results of European repair units, which lowered results by $2.6 million; and the absence of profits from operations that were transferred to joint ventures formed with Siemens Westinghouse and Rolls-Royce in 2000 that had contributed operating income of $1.9 million in the applicable 1999 periods. Profits at units primarily serving the OEM market were down sharply on lower volume. In addition, product development costs incurred at a component manufacturing unit before Chromalloy Gas Turbine reduced its ownership interest
to 50% were $1.4 million higher in 2000 than in 1999.   (See the
Equity in Unconsolidated Joint Ventures section of this MD&A for more information on the Siemens Westinghouse and Rolls-Royce joint ventures and the component manufacturing unit.)

    Operating income in the Propulsion segment rebounded sharply in 2000, registering a 59% increase over 1999. The solid rocket motor business advanced 62%, primarily due to higher margins achieved by improved performance on several major programs. Automotive airbag inflator results were down 27% from a year earlier, despite the benefits of extensive product cost reduction programs. Among the factors that reduced results for this unit were the cost to settle all outstanding issues with Breed Technologies, Inc., a formerly bankrupt customer; an unfavorable sales mix shift; increased spending on research and product development; and lower fourth-quarter sales. (See the Risk/Concentration of Business section of this MD&A for details on Breed Technologies, Inc.) Profits at the liquid propulsion unit advanced in 2000, primarily due to lower bid and proposal costs and higher sales. Management currently anticipates that the Propulsion segment will report a small operating loss for the first quarter of 2001, due to lower domestic sales of automotive airbag inflators.

    Operating income in the Metal Coating segment increased 1% in 2000. The benefits derived from increased sales and continuing quality improvement programs were largely offset by sharply higher natural gas prices ($3.0 million) and by an unfavorable sales mix shift. Management anticipates that a combination of high natural gas costs (currently estimated to be $2 million higher in the first quarter of 2001 than in the same period a year ago) and further weakening in demand will result in a significantly unfavorable earnings comparison for the first quarter of 2001.

    Operating income in the Specialty Chemicals segment declined 28% (19% in local currency) in 2000. Profits were adversely affected by: a $3.2 million provision for an early retirement program implemented in the second quarter; the impact on margins and reported profits of changes in the value of the British pound versus the Euro and US dollar; and slightly lower volume of sales of the detergent additive TAED. These factors were partially offset by ongoing savings from the early retirement program; the benefit of other cost reduction efforts; and profits added by the February 2000 acquisition of a French specialty chemicals distribution business. The average exchange rate of the British pound strengthened 8% against the Euro in 2000 and weakened 6% against the US dollar.

    Operating income in the Other Products segment advanced 63%, driven by an $8.8 million improvement at the MEGTEC operation, which had incurred a loss in 1999. The MEGTEC improvement was driven by higher sales and improved margins. The unit benefited from programs to improve quality and lower manufacturing costs; from reduced research and selling and administrative expenses; and from the acquisition of its French dryer manufacturing subcontractor in 2000. Management currently anticipates a significantly smaller loss in the first quarter of 2001 than in the previous year. Operating income at the can machinery unit declined sharply in 2000, as the benefits of higher sales were more than offset by the significant effect on margins of an unfavorable sales mix shift. During the first quarter of 2001, management finalized and began to implement a restructuring program at the can machinery unit that includes the closing of a facility and a reduction in headcount. These actions will require a restructuring charge of approximately $2.2 million in the first quarter of 2001. Casco Products, the automotive products supplier, registered a 3% increase in profits for 2000. The benefit of a full year of profits from Schoeller & Co. GmbH and improved performance at the Brazilian operation were partially offset by the impact of lower sales and continued margin pressure at the domestic operations, and by the unfavorable effects of the weakening of the Euro on the reported results of the European operations ($0.5 million). Profits were down 3% at the Men's Apparel unit, due to lower margins. Management currently anticipates results in the first quarter of 2001 for both Casco Products and Men's Apparel to be below 2000 levels, due to soft demand in their respective US markets.

INTEREST EXPENSE

Interest expense decreased $4.4 million from 1999, due to the additional interest costs in the earlier year that resulted from the issuance in July of $500 million of 9% Senior Notes and the subsequent fourth-quarter 1999 retirement of $357.5 million of principal amounts outstanding under public debt issues. The decrease in interest expense for 2000 was partially offset by higher debt levels required to support operations.

INTEREST INCOME

The decrease in interest income of $4.2 million was primarily due to the absence of income earned on the temporary investment in 1999 of a portion of the proceeds of the $500 million of 9%
Senior Notes.

EQUITY IN LOSS OF UNCONSOLIDATED JOINT VENTURES

Sequa has investments in numerous unconsolidated joint ventures, which amounted to $65.7 million and $42.4 million at December 31, 2000 and 1999, respectively. The combination of income and losses of these joint ventures resulted in net equity losses of $2.0 million in 2000 and $2.9 million in 1999. The largest of these joint ventures are discussed in the following paragraphs.

    Atlantic Research Corporation and Breed Technologies, Inc. operated a 50/50 automotive airbag inflator joint venture in Italy, called BAG S.p.A. Sequa's investment in BAG S.p.A. was $15.2 million at December 31, 2000 and $18.5 million at December 31, 1999. Sequa's equity share in the losses of the BAG S.p.A. joint venture was $2.0 million in 2000 and $1.9 million in 1999.

    On February 1, 2001, ARC Automotive Italia, an affiliate of ARC, acquired certain assets and the ongoing automotive airbag inflator business of BAG S.p.A.. The results of operations of ARC Automotive Italia will be fully consolidated with those of Sequa from that date. (See the Risk/Concentration of Business section of this MD&A for additional information.)

    Chromalloy Gas Turbine continues to pursue joint venture opportunities and formed five new joint ventures in 2000. In May 2000, Chromalloy Gas Turbine reduced its majority ownership interest in a component manufacturing operation to 50%. Accounts of this operation are included in the Consolidated Statement of Income for the period of majority ownership. At December 31, 2000, Sequa's investment in this operation totaled $5.5 million. Sequa's equity share of the net losses since the reduction of ownership was $0.1 million.

    In late May 2000, Chromalloy Gas Turbine entered a joint venture agreement with Siemens Westinghouse whereby Chromalloy Gas Turbine contributed certain assets and liabilities of two industrial turbine repair units in return for a 49% ownership interest in a new US company called Turbine Airfoil Coating & Repair LLC (TACR). Siemens Westinghouse contributed to TACR the stock of an existing operation in Germany. TACR coats new parts and repairs components for Siemens Westinghouse land-based industrial gas turbines. At December 31, 2000, Sequa's investment in TACR totaled $14.6 million. The equity share of net income from TACR was $0.8 million since inception.

    In June 2000, Chromalloy Gas Turbine purchased a 49% ownership interest in an existing operation that operates as Masaood John Brown Ltd (MJB), with a facility in the United Arab Emirates. MJB is a partnership with Mohammed Bin Masaood & Sons and provides repair and maintenance services to industrial gas turbine operators. At December 31, 2000, Sequa's investment in MJB totaled $4.7 million. The equity share of net income from MJB was $0.3 million since inception.

    In August 2000, Chromalloy Gas Turbine signed agreements with Rolls-Royce plc to form two 50/50 joint ventures: Turbine Surface Technologies Ltd (TST), which will provide advanced technology coatings for Rolls-Royce turbine components; and Turbine Repair Technologies Ltd (TRT), which provides advanced aero engine component repair services for certain Rolls-Royce engines. TST is scheduled to begin operations in 2001, and the investment in this joint venture was nominal as of December 31, 2000. The formation of TRT was completed at the end of September, and, at December 31, 2000, Sequa's investment in TRT totaled $2.4 million and the equity share of net income from TRT was $0.1 million since inception.

    Chromalloy Gas Turbine has three other 50/50 joint venture partnerships, two of which are significant. The first is Advanced Coatings Technologies, a joint venture with United Technologies Corporation, which owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts. The second, Pacific Gas Turbine
(PGT), was formed in 1999 with Willis Lease Finance and overhauls and tests certain jet engines. In November 2000, Willis Lease Finance transferred its ownership interest in PGT to a unit of SR Technics Group, the maintenance services subsidiary of SAir Group (formerly SwissAir). Sequa's investment in these two Chromalloy Gas Turbine partnerships was $13.3 million at December 31, 2000 and $13.4 million at December 31, 1999. Sequa's equity share in these ventures was a net loss of $1.3 million in 2000 and net income of $0.2 million in 1999.

    The Metal Coating unit has a 50/50 partnership with NCI Building Systems, Inc. in Midwest Metal Coatings (MMC) to coat coils of heavy gauge steel for structural components used in the building products market. Sequa's investment in MMC was $9.0 million at December 31, 2000 and $9.5 million at December 31, 1999. Sequa's equity share was net income of $0.3 million in 2000 and a net loss of $0.5 million in 1999.

OTHER, NET

In 2000, Other, net included $7.5 million of discount expense related to the sale of accounts receivable; $1.6 million of expense on the cash surrender value of corporate-owned life insurance; $1.1 million of charges for the amortization of capitalized debt costs; $1.0 million of charges for letters of credit and commitment fees; $1.0 million of income related to the final resolution of matters associated with the sale of a Chromalloy Gas Turbine business in the United Kingdom; $1.0 million of income related to a minority interest in the component manufacturing operation for the period during which the operation was majority owned; and a $0.9 million gain related to the sale of a partial ownership interest in this operation.

    In 1999, Other, net included $3.9 million of gains on the sale of excess real estate; $2.7 million of income related to the demutualization of an issuer of corporate-owned life insurance policies; $2.2 million of income related to the adjustment of the gain on the sale of Sequa Chemicals recorded upon final settlement with the purchaser; $1.6 million of income related to the collection of a note receivable that was written off more than ten years ago; a $1.3 million gain on the sale of short-term investments; $1.0 million of income on the cash surrender value of corporate-owned life insurance; $2.3 million of discount expense related to the sale of accounts receivable; $1.5 million of charges for the amortization of capitalized debt issuance costs; and $1.1 million of charges for letters of credit and commitment fees.

RISK/CONCENTRATION OF BUSINESS

Sequa is engaged in the automotive airbag inflator business through ARC and until February 2001 through ARC's 50% equity investment in BAG S.p.A. On February 1, 2001, ARC Automotive Italia purchased certain assets and the ongoing inflator business of BAG S.p.A. ARC's major customer for airbag inflators is Breed, which is supplied under a long-term contract. ARC also supplied inflator components to BAG S.p.A.

    On September 20, 1999 (the Filing Date), Breed and certain of its US subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy
Code.  Subsequent to the Filing Date and through February 1,
2001, ARC shipped product to Breed on a prepaid basis.

    On December 26, 2000, Breed emerged from bankruptcy, with its secured creditors (the Banks) receiving a 94% ownership interest in Breed. In addition, the reorganization plan provided for a $125 million credit facility to meet Breed's ongoing credit requirements.

    In late December 2000, ARC and Breed reached an agreement resolving all the outstanding Breed and BAG S.p.A. issues. In January 2001, ARC and Breed formalized their settlement agreement calling for: ARC to continue to supply Breed with airbag inflators through a modified long-term supply contract; ARC to recover a portion of the $12.1 million pre-petition net accounts receivable; and ARC, through an affiliate, to purchase certain assets and the ongoing automotive inflator business of BAG S.p.A. The settlement was approved by the Bankruptcy Court on January 25, 2001. As a result of the overall settlement, Sequa recorded a fourth-quarter 2000 pre-tax charge of $3.0 million. The amounts to be recovered on the pre-petition net accounts receivable, which, due to the uncertainty of the ultimate resolution of the Chapter 11 proceedings, had been classified as long-term, have been reclassified to the appropriate captions within the Consolidated Balance Sheet. A significant portion of these amounts is included in current assets at December 31, 2000.

    On February 1, 2001, the acquisition of certain assets and the ongoing automotive inflator business of BAG S.p.A. was completed. The results of operations as they relate to the acquired assets and ongoing inflator business of BAG S.p.A. will be fully consolidated with those of Sequa from the acquisition date.

    Breed accounted for $79.1 million of ARC's sales in 2000 and $83.5 million in 1999. BAG S.p.A. accounted for $22.6 million of ARC's sales in 2000 and $21.4 million in 1999. BIH accounted for all of BAG S.p.A.'s sales in 2000 and 1999, which amounted to $49.9 million and $51.9 million, respectively. In 2001, Breed
Italian Holdings S.r.l. (BIH), a Breed subsidiary will account for only approximately 60% of ARC Automotive Italia's sales, primarily due to a BIH customer now buying directly from ARC Automotive Italia.

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

DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS

Sequa is exposed to market risk from changes in foreign currency exchange rates which impact its earnings, cash flows and financial condition. Sequa manages its exposure to this market risk through its regular operating and financial activities and, when appropriate, through the use of derivative financial instruments. Sequa has well-established policies and procedures governing the use of derivative financial instruments as risk management tools and does not buy, hold or sell derivative financial instruments for trading purposes. Sequa's primary foreign currency exposures relate to the British, French, German, Dutch and Italian currencies and to the Euro. To mitigate the short-term effect of changes in currency exchange rates, Sequa utilizes forward foreign exchange contracts to hedge certain existing assets and liabilities, firm commitments and anticipated transactions denominated in currencies other than the functional currency.

    Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and was subsequently amended by SFAS No. 138 issued in June 2000. These statements require companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Depending on the use of a derivative and whether it has been designated and qualifies as a hedge, gains or losses resulting from changes in the value of the derivative would be recognized currently in earnings or reported as a component of other comprehensive income. Sequa has reviewed its use of derivative financial instruments in anticipation of adopting SFAS No. 133 and No. 138. These statements are not expected to have a material effect on Sequa's consolidated financial statements. The effective date of SFAS No. 133 was delayed to fiscal years beginning after June 15, 2000, with earlier adoption encouraged. Sequa adopted this accounting standard beginning January 1, 2001.

    A hypothetical 10% uniform decrease in all foreign currency exchange rates relative to the US dollar would decrease the fair value of Sequa's financial instruments by approximately $10.7 million as of December 31, 2000 and $11.8 million as of December 31, 1999. The sensitivity analysis relates only to Sequa's exchange rate-sensitive financial instruments, which include cash and debt amounts denominated in foreign currencies and all open foreign forward exchange contracts at December 31, 2000 and 1999. The effect of this hypothetical change in exchange rates ignores the effect this movement may have on the value of net assets, other than financial instruments, denominated in foreign currencies and does not consider the effect this movement may have on anticipated foreign currency cash flows.

    At December 31, 2000 and 1999, substantially all of Sequa's debt was at fixed rates, and Sequa currently does not hold interest rate derivative contracts. Accordingly, a change in market interest rates would not materially impact Sequa's interest expense but would affect the fair value of Sequa's debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of Sequa's total debt was approximately $592 million at December 31, 2000 and $559 million at December 31, 1999. A hypothetical 1% increase in interest rates would decrease the fair value of Sequa's total debt by approximately $28.4 million at December 31, 2000 and $23.6 million at December 31, 1999. A hypothetical 1% decrease in interest rates would increase the fair value of Sequa's total debt by approximately $30.7 million at December 31, 2000 and $26.0 million at December 31, 1999. The fair value of Sequa's total debt is based primarily upon quoted market prices of Sequa's publicly traded securities. The estimated changes in fair values of Sequa's debt are based upon changes in the present value of future cash flows as derived from the hypothetical changes in market interest rates.

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

ENVIRONMENTAL MATTERS

Sequa's environmental department, under senior management's direction, manages all activities related to Sequa's involvement in environmental clean-up. This department establishes the projected range of expenditures for individual sites with respect to which Sequa may be considered a potentially responsible party under applicable federal or state laws. These projected expenditures, which are reviewed periodically, include: remedial investigation and feasibility studies; outside legal, consulting and remediation project management fees; the projected cost of remediation activities; and site closure and post-remediation monitoring costs. The assessments take into account currently available facts, existing technology, presently enacted laws, past expenditures, and other potentially responsible parties and their probable level of involvement. Outside technical, scientific and legal consulting services are used to support management's assessments of costs at significant individual sites.

    It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At December 31, 2000, the potential exposure for such costs is estimated to range from $12 million to $24 million, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $21.4 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

    With respect to all known environmental liabilities, Sequa's actual cash expenditures for remediation of previously contaminated sites were $3.3 million in 2000, $4.9 million in 1999 and $8.2 million in 1998. Sequa anticipates that remedial cash expenditures will be between $6 million and $10 million during 2001 and between $4 million and $6 million during 2002. Sequa's capital expenditures for projects to eliminate, control or dispose of pollutants were $2.2 million, $1.6 million and $2.3 million in 2000, 1999 and 1998, respectively. Sequa anticipates annual environmental-related capital expenditures to be approximately $5 million during 2001 and $2 million during 2002. Sequa's operating expenses to eliminate, control and dispose of pollutants have averaged approximately $10 million per year during the last three years. Sequa anticipates that environmental operating expenses will be approximately $11 million per year during 2001 and 2002.

BACKLOG

The businesses of Sequa for which backlogs are significant are the Turbine Airfoils, TurboCombuster Technology and Castings units of the Aerospace segment; the solid and liquid rocket motor operations of the Propulsion segment; and the can machinery, MEGTEC and Men's Apparel units of the Other Products segment. The aggregate dollar amount of backlog in these units at December 31, 2000 was $281.2 million ($256.1 million at December 31, 1999). The increase is largely attributable to a

56% increase at the MEGTEC unit. Backlog increased at the Propulsion segment and decreased at the Gas Turbine OEM units and the Men's Apparel unit. Sales of the Men's Apparel unit are seasonal, with stronger sales in the first six months of the year; accordingly, this unit's backlog is normally higher at December 31 than at any other time of the year. Backlog values in both years exclude the Aerospace segment's Caval Tool unit which was divested in February 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $42.3 million in 2000, compared with $5.2 million in 1999. The major reason for the 2000 increase was a $33.5 million decrease in income taxes paid. Cash used for investing activities was $115.8 million, compared with $138.4 million in 1999. The decrease was primarily due to a $22.9 million decrease in cash invested in joint ventures, as well as a $16.9 million reduction in businesses purchased. These factors were tempered by the absence of proceeds from the sale of short-term investments and a reduction in sales of other assets. Net cash from financing activities was $62.4 million in 2000, compared with $121.4 million in 1999. The main reason for the decrease was the absence of $490.9 million in proceeds from the 1999 issuance of debt, as well as the related use of $439.4 million of the proceeds to retire amounts outstanding under other debt issues. A $22.0 million decrease in proceeds from accounts receivable sold also contributed to the decrease.

    In May 2001, Sequa will be required to repay the remaining $66.4 million principal balance of its medium-term notes, with a weighted average interest rate of 10.1%. Sequa presently has the intent and ability to refinance this debt. Consequently, the medium-term notes have been classified as long-term debt in the Consolidated Balance Sheet.

    Sequa has had an issue with the Internal Revenue Service
(IRS) involving the 1989 restructuring of two subsidiaries.
While management believes its tax position in this matter was appropriate, it had taken the conservative position of providing reserves to cover an adverse outcome. At December 31, 2000, the net amount involved was approximately $59 million, composed of the potential liability associated with the restructuring and related tax issues; interest expense, net of tax benefit, from the date of the resulting tax refund; and deferred tax assets for portions of tax loss and credit carryforwards which could be utilized in a settlement. In October 1998, Sequa made a deposit of $24.0 million with the IRS against the expected liability for additional tax and interest that may be assessed against Sequa related to certain of these tax matters. The deposit stopped the running of interest with respect to the amounts deposited. Management has been in discussions with the IRS on these matters for several years and has reached an informal agreement settling this matter with the IRS. There are several steps involved in finalizing this agreement, including approval by the Joint Committee on Taxation of the US Congress. If the agreement is approved, no significant additional tax or interest will be paid or refunded. Management anticipates that the agreement with the IRS will be finalized in 2001, at which time approximately $35 million, representing the reversal of reserves no longer required, would be recorded as income through a reduction of the income tax provision.

    Capital expenditures amounted to $104.9 million in 2000, with spending concentrated in the Aerospace and Propulsion segments. These funds were primarily used to upgrade existing facilities and equipment and to expand capacity. Sequa currently anticipates that capital spending in 2001 will be approximately $95 million and will again be concentrated in the same segments.

    Management currently anticipates that cash flow from operations, the $79.0 million of credit available at March 9, 2001 under the revolving credit agreement and the $50.0 million of cash and cash equivalents on hand at December 31, 2000 will be sufficient to repay the remaining $66.4 million principal balance of the medium-term notes and to fund Sequa's operations, niche acquisitions and airline spare parts inventory purchases for the next year. In addition, Sequa is actively considering additional sources available to increase its liquidity.

OTHER INFORMATION

Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in September 2000 and replaces SFAS No. 125 which was similarly titled. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management is currently reviewing the criteria of SFAS No. 140 as they may relate to Sequa's Receivables Purchase Agreement in 2001.

FIRST QUARTER FORECAST/OUTLOOK FOR 2001

For the first-quarter ending March 31, 2001, Sequa expects that sales will be lower and operating income will be down sharply from the same quarter of 2000. The decreases reflect shortfalls in operating units most severely affected by the current slowdown in the US economy - principally those serving the building products industry and the domestic automobile industry - as well as the high cost of energy compared with a year ago. Operating income for the quarter will also be reduced by a restructuring charge of approximately $2.2 million related to Sequa's can machinery operation. Operating income, plus depreciation and amortization (EBITDA), exclusive of the restructuring charge, is expected to be in the range of $32 million to $36 million for the first quarter. Sequa expects that it will record a net loss for the first quarter in the range of $2 million to $3 million, or approximately 25 cents to 35 cents per share. These expected net results are after accounting for a pre-tax gain of approximately
$4 million on the previously announced divestiture of Chromalloy
Gas Turbine's Caval Tool division.

    Sequa's businesses hold strong leadership positions in their markets and are well positioned to capitalize on improving industry trends. In view of current conditions in the building products and domestic automobile markets, as well as the generally favorable outlook for jet engine component repair, Sequa expects that sales and operating income will begin to improve in the second quarter of 2001. Moreover, barring further deterioration in the industrial economy, operations should gain momentum over the balance of the year. It should be noted, nonetheless, that, given the operating results for the first quarter, the company is likely to record lower operating income for the full year 2001 than for 2000.

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

OPERATING RESULTS 1999-1998

SALES

Sales of the Aerospace segment declined 5% in 1999, as a 4% increase in aftermarket repair sales was more than offset by a sharp decline in sales to the aircraft engine manufacturers. While the increase in sales to the commercial aviation repair market reflects a generally higher level of overall demand, the advance was derived principally from contracts with major airlines to provide repair services and inventory management. These benefits were tempered by the continuing effects of competition from the jet engine manufacturers. The increase in military repair sales was driven by Chromalloy's share of sales from a seven-year program to privatize Kelly Air Force Base in San Antonio, Texas. This program began to contribute revenues in the second half of 1999. The decline in sales to the engine manufacturers primarily reflects three factors: a slowdown in demand for new aircraft engines; a loss of business due to global outsourcing programs; and the absence of sales from a United Kingdom unit divested in mid-1998, which had contributed sales of $8.7 million in 1998.

    Sales of the Propulsion segment advanced 3% in 1999, as an 11% increase in solid propellant rocket motors was partially offset by a decline in sales of automotive airbag inflator products. Liquid propulsion sales were on a par with 1998. The advance in solid rocket motor sales primarily reflects an enhanced position in the market. The decline in airbag inflator products reflects reduced sales of energetic components to BAG S.p.A., a 50%-owned affiliate in Europe. This decline was partially offset by higher sales of airbag inflators, although a shift to lower-priced advanced products tempered the magnitude of the volume increase. In the liquid propulsion portion of ARC's business base, the benefit of sales added by a late-1998 United Kingdom acquisition was offset by weakness in the US commercial satellite market. In the fourth quarter of 1999, the liquid rocket motor operation won a 12-year contract valued at approximately $60 million (including options) to refurbish the post boost control system on the US Government Minuteman III missile.

    Sales of the Metal Coating segment rose 4% in 1999, with increases in each of its major market areas: building products, containers and manufactured products. The overall increase was tempered by the effect of sales lost when a major building products customer acquired internal coating capacity in the second quarter of 1998. On a pro forma basis to exclude the impact of these lost sales, segment sales increased 8% in 1999.

    Sales of the Specialty Chemicals segment rose 3% (6% in local currency) in 1999, with increases in both TAED-based products and the distribution of specialty chemicals. The benefit of a strong volume increase in TAED was partially offset by the impact the strong British pound sterling had on pricing in the international marketplace. Demand for TAED rose sharply following the successful introduction by Warwick's customers of new detergent tablets.

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

OPERATING INCOME

Operating income in the Aerospace segment was modestly higher in 1999 than in 1998. Units primarily serving the repair aftermarket posted improvement, due to the benefits of higher sales and cost control programs. The results of OEM units were lower, due primarily to a combination of reduced volume and pricing constraints. Overall operating income for the segment reflects the effect of increased expenses to develop advanced processes and products, higher selling and administrative costs, and the absence of $1.3 million of profit from a UK business divested in mid-1998. Both years were also affected by legal expenses related to litigation with the Pratt & Whitney division of United Technologies Corporation, which amounted to $0.9 million in 1999 and $5.5 million in 1998.

    Operating income in the Propulsion segment declined 53% in 1999, with each of the three major product areas down from 1998 levels. The automotive airbag decline was primarily attributable to lower margins, due to changes in mix, volume and price. Cost reduction programs began to offset these factors as the year progressed. The liquid rocket motor product line was affected by a weak US commercial satellite market, costs related to a newly acquired unit in the United Kingdom, and higher bid and proposal costs on several key programs. The decline in the solid rocket motor business was primarily caused by lower margins resulting from the mix of sales and the impact of lower advanced materials sales.

    Operating income in the Metal Coating segment advanced 29%. Despite margin pressures in its major markets, the unit improved profitability through a combination of extensive cost reduction programs, quality improvement initiatives and higher sales.

    Operating income in the Specialty Chemicals segment was up 4% in 1999, as the benefit of a strong volume gain in detergent chemical sales was partially offset by the effect of currency factors -- both on marketplace pricing and on the translation of results into US dollars.

    Operating income in the Other Products segment was 47% lower in 1999. On a pro forma basis, to eliminate the $3.1 million of 1998 profit from the divested domestic chemicals unit, operating income was 38% lower. The principal factor in the decline was an unfavorable swing of $6.0 million in the results of MEGTEC, which had recorded a profit in 1998. The 1999 MEGTEC loss reflects pricing pressures in key markets, combined with a high level of research and development spending and the expenses related to the integration of two businesses acquired during the year.
Operating income at the can machinery unit declined 32% in 1999, as the impact of lower sales was partially offset by a favorable sales mix shift and the absence of 1998 losses and shutdown costs at a Texas facility. Profits of Casco Products, the automotive products supplier, were on a par with 1998, as profits added by the acquired German unit and improved results at the Brazilian and Italian operations were offset by the effects of continued margin pressures on domestic operations. Profits of the Men's Apparel unit advanced, benefiting from higher sales and strict cost control.

INTEREST EXPENSE

The increase in interest expense of $9.0 million was due to an increase in average borrowings resulting from the issuance in July 1999 of $500 million of 9% Senior Notes due 2009 and the subsequent fourth-quarter retirement of $357.5 million of principal amounts outstanding under public debt issues as well as to support Sequa's working capital needs.

INTEREST INCOME

The increase in interest income of $3.4 million was primarily due to the proceeds from the 9% Senior Notes issued in July 1999, which were temporarily invested in short-term instruments.

EQUITY IN LOSS OF UNCONSOLIDATED JOINT VENTURES

Sequa's equity share in the losses and income of its numerous joint ventures amounted to net losses of $2.9 million in 1999 and

$4.9 million in 1998 (which included a $2.1 million permanent impairment write-down related to a joint venture producing advanced titanium matrix composite fibers). The largest of these joint ventures are discussed in the following paragraphs.

    In 1999 and 1998, Sequa had an investment in BAG S.p.A., an Italian company which manufactures and markets hybrid inflators for automotive airbags. In 1998, Sequa owned one of three equal interests in the venture, along with Breed and a subsidiary of Fiat Avio. In April 1999, Sequa and Breed purchased equal shares from the Fiat Avio subsidiary, increasing their ownership to 50% each. In September 1999, Breed and certain of its US subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. In December 1999, letters of credit issued by Sequa and Breed to guarantee BAG S.p.A.'s bank debt and other liabilities were drawn upon, in the case of Sequa in the amount of $10.4 million. In January 2000, ARC, ARC Automotive Italia, BAG S.p.A. and Breed signed a contract which provided for ARC Automotive Italia to acquire certain of the assets and the ongoing automotive inflator business of BAG S.p.A. This transaction was completed in February 2001 as part of an overall settlement with Breed.

    Sequa's equity share of the net losses of the airbag joint ventures was $1.9 million in 1999 and $3.7 million in 1998, which included one month of 1998 losses of BAICO, the former domestic inflator joint venture, which became wholly owned on January 28, 1998.

    Chromalloy Gas Turbine has several 50/50 joint venture partnerships. Sequa's equity share of net income in these joint ventures was $0.2 million in 1999 and $1.8 million in 1998.

    Precoat Metals has a 50/50 partnership with NCI Building
Systems, Inc. in Midwest Metal Coatings (MMC). Sequa's equity share of net losses in the start-up phase of MMC was $0.5 million in 1999 and $0.1 million in 1998.

OTHER, NET

In 1999, Other, net included $3.9 million of gains on the sale of excess real estate; $2.7 million of income related to the demutualization of an issuer of corporate-owned life insurance policies; $2.2 million of income related to the adjustment of the gain on the sale of Sequa Chemicals recorded upon final settlement with the purchaser; $1.6 million of income related to the collection of a note receivable that was written off more than ten years ago; a $1.3 million gain on the sale of short-term investments; $1.0 million of income on the cash surrender value of corporate-owned life insurance; $2.3 million of discount expense related to the sale of accounts receivable; $1.5 million of charges for the amortization of capitalized debt issuance costs; and $1.1 million of charges for letters of credit and commitment fees.

    In 1998, Other, net included a $2.0 million provision for the loss of funds advanced to a vendor engaged to implement a freight consolidation program; $1.2 million in charges for the amortization of capitalized debt issuance costs; $1.0 million of income on the cash surrender value of corporate-owned life insurance; and $0.9 million of charges for letters of credit and commitment fees.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $5.2 million in 1999, compared with $47.4 million in 1998. The major reason for the 1999 decline was a higher level of working capital requirements at the Gas Turbine unit, where the increase was largely related to increased inventory levels to support the repair business, partially offset by an $11.0 million reduction in income taxes paid. Net cash used for investing activities was $138.4 million in 1999, compared with $6.5 million in 1998. The major factors in the 1999 increase were the absence of $121.3 million of 1998 proceeds from the sale of two business units and the $31.5 million increase in other investing activities, which was primarily related to increased investments in joint ventures. These factors were tempered by a $14.8 million reduction in businesses purchased. Net cash provided by financing activities was $121.4 million in 1999, compared with net cash used for financing activities of $51.9 million in 1998. In July 1999, Sequa received net proceeds of $490.9 million from the issuance of new public debt. At December 31, 1999, $70.0 million of accounts receivable had been sold pursuant to a Receivables Purchase Agreement. Sequa used $439.4 million of the proceeds from these transactions to retire principal amounts outstanding under public debt issues. In 1998, Sequa retired $52.6 million of debt.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
--------  -----------------------------------------------------
          RISK
          ----
    See discussion appearing on pages 26 and 27 of this Annual Report on Form 10-K under the heading "Derivative and Other Financial Instruments," which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------




To the Shareholders and
the Board of Directors of
Sequa Corporation:



    We have audited the accompanying consolidated balance sheets of Sequa Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sequa Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.





ARTHUR ANDERSEN LLP
New York, New York
March 6, 2001

                      SEQUA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

(Amounts in thousands)
AT DECEMBER 31,                                         2000            1999
----------------------------                          --------        --------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                         $   49,977      $   68,164
  Trade receivables, net (Note 2)                      225,955         239,532
  Unbilled receivables, net (Note 3)                    40,882          32,130
  Inventories (Note 4)                                 373,696         315,158
  Other current assets                                  32,824          25,275
                                                    ----------       ---------
    Total current assets                               723,334         680,259
                                                    ----------       ---------

INVESTMENTS
  Investments and other receivables
    (Note 5)                                            84,921          74,015
  Net assets of discontinued operations
    (Note 6)                                            97,545          98,912
                                                    ----------       ---------
                                                       182,466         172,927
                                                    ----------       ---------

PROPERTY, PLANT AND EQUIPMENT, NET
  (Note 7)                                             482,821         474,558
                                                    ----------       ---------
OTHER ASSETS
  Excess of cost over net assets of
    companies acquired                                 305,570         314,257
  Deferred charges and other assets                     36,873          29,697
                                                    ----------       ---------
                                                       342,443         343,954
                                                    ----------       ---------

TOTAL ASSETS                                        $1,731,064      $1,671,698
                                                    ==========      ==========


The accompanying notes are an integral part of the financial statements.

                      SEQUA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

(Amounts in thousands, except share data)
AT DECEMBER 31,                                          2000        1999
------------------------------------------             --------    --------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt
    (Note 8)                                         $    1,439   $    5,297
  Accounts payable                                      145,841      129,214
  Taxes on income (Note 9)                                9,853         -
  Accrued expenses (Note 10)                            180,230      166,192
                                                     ----------   ----------
    Total current liabilities                           337,363      300,703
                                                     ----------   ----------

NONCURRENT LIABILITIES
  Long-term debt (Note 8)                               590,607      569,917
  Deferred taxes on income (Note 9)                      45,396       43,462
  Other noncurrent liabilities                           87,891       88,719
                                                     ----------   ----------
    Total noncurrent liabilities                        723,894      702,098
                                                     ----------   ----------

SHAREHOLDERS' EQUITY (Notes 8, 13, 14 and 15)
  Preferred stock--$1 par value,
    1,825,000 shares authorized; 797,000
    shares of $5 cumulative convertible
    stock issued at December 31, 2000
    and 1999 (involuntary liquidation
    value--$17,181 at December 31, 2000)                    797          797
  Class A common stock--no par value,
    50,000,000 shares authorized; 7,281,000
    shares issued at December 31, 2000
    and 1999                                              7,281        7,281
  Class B common stock--no par value,
    10,000,000 shares authorized; 3,727,000
    shares issued at December 31, 2000
    and 1999                                              3,727        3,727
  Capital in excess of par value                        288,325      288,437
  Retained earnings                                     486,655      464,672
  Accumulated other comprehensive
    loss                                                (37,763)     (16,453)
                                                     ----------   ----------
                                                        749,022      748,461
  Less: cost of treasury stock                           79,215       79,564
                                                     ----------   ----------

TOTAL SHAREHOLDERS' EQUITY                              669,807      668,897
                                                     ----------   ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                           $1,731,064   $1,671,698
                                                     ==========   ==========

                               SEQUA CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF INCOME

(Amounts in thousands, except per share data)
YEAR ENDED DECEMBER 31,                                   2000          1999           1998
--------------------------------------                  --------      --------       --------

SALES                                                  $1,773,138    $1,711,170     $1,813,055
                                                       ----------    ----------     ----------

COSTS AND EXPENSES
  Cost of sales                                         1,423,342     1,371,347      1,455,576
  Selling, general and administrative                     246,608       245,364        252,016
                                                       ----------    ----------     ----------
                                                        1,669,950     1,616,711      1,707,592
                                                       ----------    ----------     ----------

OPERATING INCOME                                          103,188        94,459        105,463

OTHER INCOME (EXPENSE)
  Interest expense                                        (56,396)      (60,770)       (51,776)
  Interest income                                           5,074         9,252          5,868
  Gain on sale of businesses (Note 16)                       -             -            56,542
  Equity in loss of unconsolidated
    joint ventures (Note 5)                                (1,951)       (2,851)        (4,876)
  Other, net (Note 17)                                     (7,868)        9,309         (3,224)
                                                       ----------    ----------     ----------
                                                          (61,141)      (45,060)         2,534
                                                       ----------    ----------     ----------

INCOME BEFORE INCOME TAXES                                 42,047        49,399        107,997

Income tax provision (Note 9)                             (18,000)      (21,600)       (44,100)
                                                       ----------    ----------     ----------

INCOME BEFORE EXTRAORDINARY ITEM                           24,047        27,799         63,897

Extraordinary loss on early retirement
  of debt, net of tax benefit of $3,087                      -           (5,732)          -
                                                       ----------    ----------     ----------

NET INCOME                                                 24,047        22,067         63,897

Preferred dividends                                        (2,064)       (2,064)        (2,173)
                                                       ----------    ----------     ----------

NET INCOME AVAILABLE TO COMMON
  STOCK                                                $   21,983    $   20,003     $   61,724
                                                       ==========    ==========     ==========

BASIC EARNINGS PER SHARE (Note 19)
  Income before extraordinary item                     $     2.12    $     2.48     $     6.01
  Extraordinary loss                                         -             (.55)          -
                                                       ----------    ----------     ----------
  Net income                                           $     2.12    $     1.93     $     6.01
                                                       ==========    ==========     ==========

DILUTED EARNINGS PER SHARE (Note 19)
  Income before extraordinary item                     $     2.12    $     2.48     $     5.87
  Extraordinary loss                                         -             (.55)          -
                                                       ----------    ----------     ----------
  Net income                                           $     2.12    $     1.93     $     5.87
                                                       ==========    ==========     ==========

The accompanying notes are an integral part of the financial statements.

                               SEQUA CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)
YEAR ENDED DECEMBER 31,                                       2000          1999         1998
--------------------------------------------                 ------       -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before income taxes                                $  42,047     $  49,399     $107,997
Adjustments to reconcile income to
  net cash provided by operating activities:
  Depreciation and amortization                              88,617        87,156       89,321
  Provision for losses on receivables                         5,228         6,413        4,276
  Gain on sale of businesses                                   -             -         (56,542)
  Gain on sale of assets                                        (80)       (3,898)         (82)
  Equity in loss of unconsolidated
    joint ventures                                            1,951         2,851        4,876
  Other items not providing cash                             (1,861)       (4,232)      (2,521)
Changes in operating assets and liabilities,
  net of businesses acquired and sold:
  Receivables                                               (45,069)      (36,853)     (12,512)
  Inventories                                               (67,646)      (56,169)     (12,998)
  Other current assets                                       (4,738)        4,900       (4,997)
  Accounts payable and accrued expenses                      28,594       (17,462)     (22,634)
  Other noncurrent liabilities                               (4,948)        4,890       (1,331)
                                                          ---------     ---------     --------
Net cash provided by continuing operations
  before income taxes                                        42,095        36,995       92,853
Net cash provided by discontinued operations
  before income taxes                                         2,609         4,014        1,322
Income taxes paid, net                                       (2,363)      (35,816)     (46,793)
                                                          ---------     ---------     --------
  Net cash provided by operating activities                  42,341         5,193       47,382
                                                          ---------     ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                  (104,911)     (101,382)    (103,524)
Sale of property, plant and equipment                         4,897        12,572       12,386
Sale of businesses, net of cash sold                           -             -         121,333
Businesses purchased, net of cash acquired                   (8,977)      (25,827)     (40,662)
Short-term investments                                         -           15,041       11,234
Other investing activities                                   (6,815)      (38,799)      (7,294)
                                                          ---------     ---------     --------
  Net cash used for investing activities                   (115,806)     (138,395)      (6,527)
                                                          ---------     ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt, net of issuance costs                    25,515       490,903         -
Payments of debt                                             (9,068)     (149,593)     (52,576)
Early retirement of debt                                       -         (289,850)        -
Proceeds from sale of accounts receivable, net               48,000        70,000         -
Other financing activities                                   (2,053)          (88)         658
                                                          ---------     ---------     --------
  Net cash provided by (used for)
    financing activities                                     62,394       121,372      (51,918)
                                                          ---------     ---------     --------
Effect of exchange rate changes on cash
  and cash equivalents                                       (7,116)       (4,895)       2,209
                                                          ---------     ---------     --------
Net decrease in cash and cash equivalents                   (18,187)      (16,725)      (8,854)
Cash and cash equivalents at beginning of year               68,164        84,889       93,743
                                                          ---------     ---------     --------
Cash and cash equivalents at end of year                  $  49,977     $  68,164     $ 84,889
                                                          =========     =========     ========


The accompanying notes are an integral part of the financial statements.

                                              SEQUA CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                                                      Accumulated
                                         Class A     Class B   Capital in                Other                      Total
(Amounts in thousands,         Preferred Common      Common    Excess of   Retained  Comprehensive     Treasury  Shareholders'
except per share data)           Stock   Stock       Stock     Par Value   Earnings  Income (Loss)       Stock      Equity
---------------------          -------- -------     -------    ---------   --------  -------------     --------   --------
BALANCE AT DECEMBER 31, 1997     $ 797  $7,188       $3,727    $283,339    $382,945    $ (6,794)     $ (76,808)    $594,394
                                                                                                                   --------
Net income                          -     -            -           -         63,897        -              -          63,897
Foreign currency
  translation adjustment            -     -            -           -           -          7,267           -           7,267
Unrealized loss on marketable
  securities                        -     -            -           -           -         (2,291)          -          (2,291)
Tax benefit for unrealized
  loss on marketable
  securities                        -     -            -           -           -            802           -             802
                                                                                                                   --------
Comprehensive income                                                                                                 69,675
                                                                                                                   --------
Stock options exercised             -       85         -          2,023        -           -               723        2,831
Stock grants                        -     -            -            (10)       -           -                10         -
Exchange of common
  stock for preferred               -     -            -          2,302        -           -            (2,302)        -
Tax benefits on stock options       -     -            -            725        -           -              -             725
Cash dividends:
  Preferred - $5.00 per share       -     -            -           -         (2,173)       -              -          (2,173)
                                   ----- -----       ------    --------    --------    --------      ---------     --------
BALANCE AT DECEMBER 31, 1998        797  7,273        3,727     288,379     444,669      (1,016)       (78,377)     665,452
                                                                                                               --------
Net income                          -     -            -           -         22,067        -              -      22,067
Foreign currency
  translation adjustment            -     -            -           -           -        (16,926)          -     (16,926)
Reversal of unrealized loss
  on marketable securities          -     -            -           -           -          2,291           -       2,291
Tax provision for reversal of
  unrealized loss on marketable
  securities                        -     -            -           -           -           (802)          -        (802)
                                                                                                               --------
Comprehensive income                                                                                              6,630
                                                                                                               --------
Stock options exercised             -        8         -             31        -           -               327      366
Stock grants                        -     -            -            (52)       -           -               156      104
Repurchase of common
  stock                             -     -            -           -           -           -            (1,670)  (1,670)
Tax benefits on stock options       -     -            -             79        -           -              -          79
Cash dividends:
  Preferred - $5.00 per share       -     -            -           -         (2,064)       -              -      (2,064)
                                  ---- -------      ------     --------    --------    --------      --------- --------
BALANCE AT DECEMBER 31, 1999       797   7,281       3,727      288,437     464,672     (16,453)       (79,564) 668,897
                                                                                                               --------
Net income                          -     -            -           -         24,047        -              -      24,047
Foreign currency
  translation adjustment            -     -            -           -           -        (21,092)          -     (21,092)
Unrealized loss on marketable
  securities                        -     -            -           -           -           (335)          -        (335)
Tax benefit for unrealized loss
  on marketable securities          -     -            -           -           -            117           -         117
                                                                                                               --------
Comprehensive income                                                                                              2,737
                                                                                                               --------
Stock options exercised             -     -            -              9        -           -              -           9
Stock grants                        -     -            -           (122)       -           -               349      227
Tax benefits on stock options       -     -            -              1        -           -              -           1
Cash dividends:
  Preferred - $5.00 per share       -     -            -           -         (2,064)       -              -      (2,064)
                                ----   -------      ------     --------    --------    --------      --------- --------
BALANCE AT DECEMBER 31, 2000   $ 797   $ 7,281      $3,727     $288,325    $486,655    $(37,763)     $ (79,215)$669,807
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

    In the fourth quarter of 2000, Sequa changed its financial statement presentation of sales and cost of sales to be in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 concerning revenue recognition issues. The change does not impact Sequa's reported operating income, but sales and cost of sales have been reclassified in the Consolidated Statement of Income and the related disclosures for prior interim periods and fiscal years. The change affects only the Metal Coating segment and increased both sales and cost of sales by $10,470,000 in 2000, $11,641,000 in 1999 and $10,662,000
in 1998.

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

PROPERTY, PLANT AND EQUIPMENT, NET
In the fourth quarter of 2000, Sequa changed, for financial reporting purposes, its method of computing depreciation for new automotive airbag inflator component production lines.
Management believes that the accounting change from a straight-line to a units of production methodology serves to match expense more closely to the period in which the related revenue is recognized. The effect of the change was immaterial to the 2000 consolidated results of operations including prior interim reporting periods. Sequa uses the straight-line method to amortize the cost of its remaining assets, including airbag inflator component lines placed in service prior to 2000, over their remaining useful lives.

    Sequa reviews properties for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than the carrying amount of the asset, the property is written down to net realizable value using a discounted cash-flow methodology.

EXCESS OF COST OVER NET ASSETS OF COMPANIES ACQUIRED
Excess of cost over net assets of companies acquired (goodwill) is being amortized on a straight-line basis over periods not exceeding forty years. The recoverability of goodwill is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has current operating losses, and, based upon projections, there is a likelihood that such operating losses will continue, Sequa evaluates whether impairment exists over the remaining amortization period on the basis of undiscounted expected future cash flows from operations before interest. If impairment exists, the carrying amount of the goodwill is reduced to net realizable value using a discounted cash-flow methodology. Amortization charged against earnings in 2000, 1999 and 1998 was $13,166,000, $12,617,000 and $11,637,000, respectively.
Accumulated amortization at December 31, 2000 and 1999 was $154,394,000 and $141,228,000, respectively.

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

    Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and was subsequently amended by SFAS No. 138 issued in June 2000. These statements require companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Depending on the use of a derivative and whether it has been designated and qualifies as a hedge, gains or losses resulting from changes in the value of the derivative would be recognized currently in earnings or reported as a component of other comprehensive income. These statements are not expected to have a material effect on Sequa's consolidated financial statements. The effective date of SFAS No. 133 was delayed to fiscal years beginning after June 15, 2000, with earlier adoption encouraged. Sequa adopted this accounting standard beginning January 1, 2001.

ENVIRONMENTAL REMEDIATION AND COMPLIANCE
It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Accrued environmental remediation and compliance costs include remedial investigation and feasibility studies; outside legal, consulting and remediation project management fees; projected cost of remediation activities; and site closure and post-remediation monitoring costs. At December 31, 2000, the potential exposure for such costs is estimated to range from $12,000,000 to $24,000,000, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $21,386,000. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

REVENUE RECOGNITION
Generally, sales are recorded when products are shipped and risk of loss has transferred to the customer or when services are rendered. Long-term contracts are accounted for under the percentage-of-completion method, whereby sales are primarily recognized based upon costs incurred as a percentage of estimated total costs, and gross profits are recognized under a more conservative "efforts-expended" method primarily based upon direct labor costs incurred as a percentage of estimated total direct labor costs. Changes in estimates for sales, costs and gross profits are recognized in the period in which they are determinable using the cumulative catch-up method. Any anticipated losses on contracts are charged to current operations as soon as they are determinable.

RESEARCH AND DEVELOPMENT
Research and development costs are charged to expense as incurred and amounted to $22,157,000 in 2000, $20,005,000 in 1999 and
$21,353,000 in 1998.

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

    No provision has been made for US or additional foreign taxes on $274,166,000 of undistributed earnings of foreign subsidiaries, as those earnings are intended to be permanently reinvested. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends.

NOTE 2.  TRADE RECEIVABLES, NET

Sequa Receivables Corp. (SRC), a wholly owned special purpose corporation, has a Receivables Purchase Agreement extending through November 2003 under which it is able to sell up to $120,000,000 of an undivided percentage ownership interest in Sequa's eligible trade receivables through a bank sponsored facility. Under the terms of the agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any distribution to Sequa. Trade receivables at December 31, 2000 and 1999 are net of receivables sold under the agreement of $118,000,000 and $70,000,000, respectively. Other, net in the Consolidated Statement of Income includes discount expense related to the sale of receivables of $7,493,000 in 2000 and $2,290,000 in 1999.

    Trade receivables at December 31, 2000 and 1999 are reduced by allowances for doubtful accounts of $14,121,000 and $17,259,000, respectively.

NOTE 3.  UNBILLED RECEIVABLES, NET

Unbilled receivables, net consist of the following:

(Amounts in thousands)
AT DECEMBER 31,                                        2000         1999
--------------------------------                       ----         ----

Fixed-price contracts                                $34,513      $29,165
Cost-reimbursement contracts                           6,369        2,965
                                                     -------      -------
                                                     $40,882      $32,130
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

    Allowances for estimated nonrecoverable costs are primarily to provide for losses which may be sustained on contract costs awaiting funding and for the finalization of indirect expenses. Unbilled amounts at December 31, 2000 and 1999 are reduced by allowances for estimated nonrecoverable costs of $2,661,000 and $2,060,000, respectively.

NOTE 4.  INVENTORIES

The components of inventories are as follows:

(Amounts in thousands)
AT DECEMBER 31,                                     2000              1999
------------------------------                      ----              ----

Finished goods                                    $127,908          $ 82,010
Work in process                                    106,536            88,255
Raw materials                                      148,550           150,921
Long-term contract costs                             5,255             6,560
Customer deposits                                  (14,553)          (12,588)
                                                  --------          --------
                                                  $373,696          $315,158
                                                  ========          ========

NOTE 5.  INVESTMENTS AND OTHER RECEIVABLES

Sequa's investments and other receivables consist of the following items:

(Amounts in thousands)
AT DECEMBER 31,                                          2000          1999
-------------------------------------                   ------        ------

Investments in unconsolidated joint
  ventures                                             $65,740       $42,445
Breed pre-petition net accounts receivable                -           12,134
Cash surrender value of corporate-
  owned life insurance                                  12,021        13,004
Other receivables                                        7,160         6,432
                                                       -------       -------
                                                       $84,921       $74,015
                                                       =======       =======

Sequa has investments in numerous unconsolidated joint ventures. ARC's investment in BAG S.p.A., a 50/50 joint venture with Breed Technologies, Inc. (Breed) to produce automotive airbag inflators in Italy, amounted to $15,212,000 at December 31, 2000 and $18,498,000 at December 31, 1999. In September 1999, Breed and certain of its US subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. In January 2000, Sequa (through its ARC and ARC Automotive Italia subsidiaries) signed a contract with BAG S.p.A. and Breed which provided for ARC Automotive Italia to acquire certain of the assets, as well as the ongoing automotive inflator business, of BAG S.p.A.. This transaction was completed in February 2001 as part of an overall settlement with Breed. The results of operations as they relate to the acquired assets and the ongoing inflator business of BAG S.p.A. will be fully consolidated with those of Sequa from the acquisition date.

   Sequa's share of the losses of the airbag joint ventures was $1,984,000 in 2000, $1,941,000 in 1999 and $3,666,000 in 1998.
One month of 1998 included the losses of BAICO, the former domestic inflator joint venture, which has been wholly owned since January 28, 1998.

   At December 31, 1999, the Breed pre-petition net accounts receivable was classified as long-term due to the uncertainty of the ultimate resolution of the Chapter 11 proceedings. Under an Agreed Order and Stipulation that was entered with the Bankruptcy Court on February 26, 2000, and subsequently amended on March 7, 2000, ARC and Breed entered into negotiations to modify the long-term contract under which ARC supplies Breed's domestic operations. Sequa's management believed that the long-term supply contract would be accepted in either its original or modified form and therefore that an opportunity existed to recover the full amount of the Breed pre-petition net accounts receivable.

   On December 26, 2000, Breed's Plan of Reorganization became effective. Breed will continue as a private corporation with a new capital structure and new ownership. In January 2001, ARC and Breed formalized the overall settlement reached in December 2000 which calls for: ARC to continue to supply Breed with airbag inflators through a modified long-term supply agreement; ARC to recover a portion of the pre-petition net accounts receivable; and ARC, through an affiliate, to purchase certain assets and the ongoing automotive inflator business of BAG S.p.A. The overall settlement was approved by the Bankruptcy Court on January 25, 2001. As a result of the settlement, Sequa recorded a fourth-quarter 2000 pre-tax charge of $2,987,000. The amounts to be recovered on the pre-petition net accounts receivable have been reclassified to the appropriate captions within the Consolidated Balance Sheet. A significant portion of these amounts is included in current assets at December 31, 2000.

   Chromalloy Gas Turbine continues to pursue joint venture opportunities and formed five new joint ventures in 2000. In May 2000, Chromalloy Gas Turbine reduced its majority ownership interest in a component manufacturing operation to 50%. Accounts of this operation are included in the Consolidated Statement of Income for the period of majority ownership. Sequa's equity share of the net losses since the reduction of ownership was $100,000. At December 31, 2000, Sequa's investment in this operation totaled $5,480,000.

   In late May 2000, Chromalloy Gas Turbine entered a joint venture agreement with Siemens Westinghouse whereby Chromalloy Gas Turbine contributed certain assets and liabilities of two industrial turbine repair units in return for a 49% ownership interest in a new US company called Turbine Airfoil Coating & Repair LLC (TACR). Siemens Westinghouse contributed to TACR the stock of an existing operation in Germany. TACR coats new parts and repairs components for Siemens Westinghouse land-based industrial gas turbines. The equity share of net income for TACR was $786,000 since inception. At December 31, 2000, Sequa's investment in TACR totaled $14,607,000.

   In June 2000, Chromalloy Gas Turbine purchased a 49% ownership interest in an existing operation that operates as Masaood John Brown Ltd (MJB), with a facility in the United Arab Emirates.
MJB is a partnership with Mohammed Bin Masaood & Sons and provides repair and maintenance services to industrial gas turbine operators. The equity share of net income for MJB was $269,000 since inception. At December 31, 2000, Sequa's investment in MJB totaled $4,681,000.

   In August 2000, Chromalloy Gas Turbine signed agreements with Rolls-Royce plc to form two 50/50 joint ventures. Turbine Surface Technologies Ltd (TST) will provide advanced technology coatings for Rolls-Royce turbine components and Turbine Repair Technologies Ltd (TRT) provides advanced aero engine component repair services for certain Rolls-Royce engines. TST is scheduled to begin operations in 2001, and the investment in this joint venture is nominal as of December 31, 2000. The formation of TRT was completed at the end of September and the equity share of net income since inception was $75,000. At December 31, 2000, Sequa's investment in TRT totaled $2,353,000.

   Chromalloy Gas Turbine has three other 50/50 joint venture partnerships, two of which are significant. The first is Advanced Coatings Technologies, a joint venture with United Technologies Corporation, which owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts. The second, Pacific Gas Turbine
(PGT), was formed with Willis Lease Finance in 1999 and overhauls and tests certain jet engines. In November 2000, Willis Lease Finance transferred its ownership interest in PGT to a unit of SR Technics Group, the maintenance services subsidiary of SAir Group (formerly SwissAir). Sequa's equity share in these ventures was a net loss of $1,306,000 in 2000 and net income of $167,000 in 1999 and $1,843,000 in 1998. Sequa's investment in these two Chromalloy Gas Turbine partnerships was $13,268,000 at December 31, 2000 and $13,373,000 at December 31, 1999.

   The Metal Coating unit has a 50/50 partnership with NCI Building Systems, Inc. in Midwest Metal Coatings (MMC) to coat coils of heavy gauge steel for structural components used in the buildings products market. Sequa's equity share was net income of $277,000 in 2000 and net losses of $544,000 in 1999 and
$142,000 in 1998. Sequa's investment in MMC was $9,035,000 at December 31, 2000 and $9,538,000 at December 31, 1999.

   Sequa's remaining investments in unconsolidated joint ventures contributed income of $32,000 in 2000, and losses of $533,000 in 1999 and $2,911,000 in 1998. The 1998 loss included a $2,058,000 impairment write-down triggered by a partner's decision to withdraw from the business of producing advanced titanium matrix composite fibers.

NOTE 6.  NET ASSETS OF DISCONTINUED OPERATIONS

During 1991, Sequa adopted a formal plan to divest Sequa Capital's investment portfolio and classified it as a discontinued operation. As of December 31, 2000, approximately $375,000,000 of Sequa Capital's investment portfolio had been sold, written down or otherwise disposed of. During the same period, Sequa repaid approximately $367,000,000 of Sequa Capital's debt. Sequa Capital's investment in leveraged leases will be liquidated over the next 14 years as rentals are received and residual values are realized. Debt of discontinued operations at December 31, 2000 represents the accreted principal amount of the $25,000,000 in proceeds received from the non-recourse securitization of Sequa Capital's leveraged lease portfolio in 1994. The leveraged lease cash flow stream will service the payment of principal and interest until the loan is paid off.

   Net assets of discontinued operations approximate net realizable value and have been classified as noncurrent. The amounts Sequa Capital will ultimately realize from the leveraged lease portfolio and other investments could differ materially from management's best estimates of their realizable value. A summary of the net assets of discontinued operations follows:



(Amounts in thousands)
AT DECEMBER 31,                                          2000         1999
--------------------------------                        ------       ------
Investment in leveraged leases and
  other investments                                   $131,324      $130,377
Other assets, net                                        1,664         1,336
Debt                                                   (35,443)      (32,801)
                                                      --------      --------
Net assets of discontinued operations                 $ 97,545      $ 98,912
                                                      ========      ========


NOTE 7.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following:

(Amounts in thousands)
AT DECEMBER 31,                                     2000              1999
--------------------------------                    ----              ----

Land and improvements                           $   37,123        $   37,964
Buildings and improvements                         235,403           231,979
Machinery and equipment                            862,238           832,952
Construction in progress                            45,741            54,646
                                                ----------        ----------
                                                 1,180,505         1,157,541
Accumulated depreciation                          (697,684)         (682,983)
                                                ----------        ----------
                                                $  482,821        $  474,558
                                                ==========        ==========

Depreciation expense was $72,293,000 in 2000, $71,690,000 in 1999 and $74,891,000 in 1998.

NOTE 8.  INDEBTEDNESS

Long-term debt is as follows:

(Amounts in thousands)
AT DECEMBER 31,                                           2000        1999
----------------------------------                        ----        ----

Senior unsecured notes, at 9%, due 2009                 $500,000    $500,000

Medium-term notes, at a weighted average
  interest rate of 10.1%, due 2001                        66,425      66,425

Revolving credit agreement, maturing in
  2002, at a weighted average interest
  rate of 7.6%                                            20,500        -

Capital lease obligations, at weighted
  average interest rates of 11.0% and 8.6%,
  respectively, payable through 2004                         156       5,278

Other, at weighted average interest rates of
  4.7% and 3.7%, respectively, payable in
  varying amounts through 2004                             4,965       3,511
                                                        --------    --------
                                                         592,046     575,214

Less current maturities                                   (1,439)     (5,297)
                                                        --------    --------

Total long-term debt                                    $590,607    $569,917
                                                        ========    ========


In May 2001, Sequa will be required to repay the remaining
$66,425,000 principal balance of medium-term notes. Sequa has the intent and ability to refinance this debt. Consequently, the medium-term notes have been classified as long-term debt in the Consolidated Balance Sheet.

      In July 1999, Sequa issued $500,000,000 of 9% Senior Notes due August 1, 2009. Net proceeds of $490,903,000 from the offering were initially used to repurchase $85,500,000 of accounts receivable previously sold, to pay down $48,500,000 outstanding under the revolving credit agreement and to repurchase $64,975,000 of principal amounts outstanding under public debt issues. The remainder of the net proceeds was temporarily invested in short-term interest bearing instruments.

      In the fourth quarter of 1999, Sequa retired $357,492,000 of principal amounts outstanding under public debt issues. An extraordinary loss of $5,732,000 was incurred as a result of the early retirement of debt, consisting of $5,902,000 of retirement premiums and the $2,917,000 write-off of associated debt issuance costs, net of a tax benefit of $3,087,000.

      In October 1997, Sequa entered into a $150,000,000 revolving credit agreement with a group of banks that extends through October 2002. The rate of interest payable under the agreement is, at Sequa's option, a function of either the prime rate or the Eurodollar rate. The agreement requires Sequa to pay a commitment fee, which is subject to adjustment based upon the ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization), at an initial annual rate of
 .275% of the unutilized amount available under the credit line. At December 31, 2000, there was $20,500,000 outstanding under this facility, leaving $129,500,000 of unused credit available.

      The revolving credit agreement contains Sequa's most restrictive covenants which, among other matters, limit its ability to pay dividends, incur indebtedness, make capital expenditures and repurchase common and preferred stock. Sequa must also maintain a minimum net worth and certain ratios regarding interest coverage and debt to EBITDA, among other restrictions.

      The aggregate maturities of total long-term debt during the next five years are $1,439,000 in 2001, $86,577,000 in 2002,
$0 in 2003, $5,958,000 in 2004 and $0 in 2005.

NOTE 9.  INCOME TAXES

The components of income before income taxes were:

(Amounts in thousands)
YEAR ENDED DECEMBER 31,                        2000        1999        1998
---------------------------------              ----        ----        ----

Domestic                                    $   (907)   $  2,707    $ 55,197
Foreign                                       42,954      46,692      52,800
                                            --------    --------    --------
                                            $ 42,047    $ 49,399    $107,997
                                            ========    ========    ========

The income tax provision consisted of:

(Amounts in thousands)
YEAR ENDED DECEMBER 31,                       2000         1999       1998
---------------------------------             ----         ----       ----

United States Federal
  Current                                   $(1,759)     $   402    $   865
  Deferred                                    2,242        3,972     20,281
State and local                               1,915          363      5,155
Foreign                                      15,602       16,863     17,799
                                            -------      -------    -------
                                            $18,000      $21,600    $44,100
                                            =======      =======    =======

The income tax provision is different from the amount computed by applying the US Federal statutory income tax rate of 35% to income before income taxes. The reasons for this difference are as follows:

(Amounts in thousands)
YEAR ENDED DECEMBER 31,                       2000        1999        1998
--------------------------------              ----        ----        ----

Computed income taxes at statutory
  rate                                      $14,716    $ 17,290    $ 37,799
State and local taxes, net of
  Federal income tax benefit                  1,245         236       3,351
Goodwill amortization                         3,464       3,464       3,584
Foreign subsidiaries at different
  tax rates                                    (279)        514      (2,586)
Foreign losses/(earnings) not
  benefited/(provided)                          630        (210)      1,555
Reversal of reserves due to
  completion of foreign tax audit            (2,294)       -           -
Other, net                                      518         306         397
                                            -------    --------    --------
                                            $18,000    $ 21,600    $ 44,100
                                            =======    ========    ========


In the fourth quarter of 2000, $2,294,000 of reserves no longer required due to the completion of a tax audit at a foreign unit at that time were reversed and recorded as a reduction of the tax provision.

    The deferred tax provision represents the change in deferred tax assets and liabilities from the beginning of the year to the end of the year resulting from changes in the temporary differences between the financial reporting basis and the tax basis of Sequa's assets and liabilities.

    Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities are as follows:

(Amounts in thousands)
AT DECEMBER 31,                                               2000
-------------------------                             --------------------
                                                     Deferred      Deferred
                                                       Tax           Tax
                                                      Assets      Liabilities
                                                      ------      -----------
Accounts receivable allowances                      $  3,981      $   -
Inventory valuation differences                       20,206         1,568
Recognition of income on
  long-term contracts                                  2,479         4,515
Depreciation                                           7,477        42,952
Lease and finance transactions                          -          106,836
Accruals not currently deductible
  for tax purposes                                    47,811          -
Tax net operating loss carryforward                   44,178          -
Alternative minimum tax (AMT)
  credit carryforward                                 22,363          -
Other tax credit carryforwards                         9,829          -
All other                                             30,184        13,777
                                                    --------      --------
   Subtotal                                          188,508       169,648
Valuation allowance                                  (11,490)         -
                                                    --------      --------
Total deferred taxes                                $177,018      $169,648
                                                    ========      ========


(Amounts in thousands)
AT DECEMBER 31,                                               1999
-------------------------                             --------------------
                                                     Deferred     Deferred
                                                       Tax          Tax
                                                      Assets     Liabilities
                                                      ------     -----------

Accounts receivable allowances                      $  4,648      $   -
Inventory valuation differences                       19,919         2,882
Recognition of income on
  long-term contracts                                  2,368         5,065
Depreciation                                           7,945        40,784
Lease and finance transactions                          -          112,610
Accruals not currently deductible
  for tax purposes                                    50,006          -
Tax net operating loss carryforward                   50,471          -
Alternative minimum tax (AMT)
  credit carryforward                                 21,353          -
Other tax credit carryforwards                         9,222          -
All other                                             26,366        11,267
                                                    --------      --------
   Subtotal                                          192,298       172,608
Valuation allowance                                  (10,475)         -
                                                    --------      --------
Total deferred taxes                                $181,823      $172,608
                                                    ========      ========

Sequa has had an issue with the Internal Revenue Service (IRS) involving the 1989 restructuring of two subsidiaries. While management believes its tax position in this matter was appropriate, it had taken the conservative position of providing reserves to cover an adverse outcome. At December 31, 2000, the net amount involved was approximately $59,000,000, composed of the potential liability associated with the restructuring and related tax issues; interest expense, net of tax benefit, from the date of the resulting tax refund; and deferred tax assets for portions of tax loss and credit carryforwards which could be utilized in a settlement. In October 1998, Sequa made a deposit of $24,000,000 with the IRS against the expected liability for additional tax and interest that may be assessed against Sequa related to certain of these tax matters. The deposit stopped the running of interest with respect to the amounts deposited. Management has been in discussions with the IRS on these matters for several years and has reached an informal agreement settling this matter with the IRS. There are several steps involved in finalizing this agreement, including the approval by the Joint Committee on Taxation of the US Congress. If the agreement is approved, no significant additional tax or interest will be paid or refunded. Management anticipates that the agreement with the IRS will be finalized in 2001, at which time approximately $35,000,000, representing the reversal of reserves no longer required, would be recorded as income through a reduction of the income tax provision.

   At December 31, 2000, net current deferred tax assets of $52,766,000 are netted against $62,619,000 of current taxes payable, and net noncurrent deferred tax liabilities of $45,396,000 are presented as a single amount in the Consolidated Balance Sheet. At December 31, 1999, current taxes payable of $49,078,000 are netted against $52,677,000 of net current deferred tax assets (included in other current assets in the accompanying Consolidated Balance Sheet) and net noncurrent deferred tax liabilities of $43,462,000 are presented as a single amount in the Consolidated Balance Sheet.

   A valuation allowance has been established to reduce the deferred tax asset recorded for certain tax credits that may expire unutilized in 2001 through 2019 and to reduce the tax benefit recorded for a portion of the cumulative losses of a French subsidiary. The AMT credit carryforward does not expire and can be carried forward indefinitely. Sequa has a domestic tax net operating loss carryforward of $125,922,000 at December 31, 2000 that expires in 2009 through 2019.

   Although Sequa experienced book and tax domestic losses prior to 1997, Sequa has been profitable domestically on a book basis for 1998 and 1999, with a loss in 2000, and profitable on a tax basis for 2000 and 1998, with a tax loss for 1999.
Management believes that its domestic net operating loss carryforwards will be utilized before their expiration through future reversals of existing taxable temporary differences and future earnings. The domestic losses prior to 1997 were largely attributable to loss provisions recorded during 1991 and 1992 for Sequa Capital, a discontinued leasing unit, and operating losses incurred by Gas Turbine from 1993 through 1995. Sequa has divested itself of a significant portion of Sequa Capital's assets and has decreased interest expense by significantly reducing debt levels that existed during the Sequa Capital loss years. In addition, Gas Turbine has been profitable since 1996, due principally to rising demand from the commercial airline market for jet engine component repair, and to decreased litigation costs.

   Sequa's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions; the state of the airline industry and other major markets; competitive pressures on sales and margins; and other factors beyond management's control. There can be no assurance that Sequa will meet its expectations for future domestic taxable income in the carryforward period. However, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income will be sufficient to fully realize the net domestic deferred tax assets at December 31, 2000. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future domestic taxable income during the carryforward period are reduced.

NOTE 10.  ACCRUED EXPENSES

Sequa's accrued expenses consist of the following items:

(Amounts in thousands)
AT DECEMBER 31,                                          2000          1999
-------------------------------                          ----          ----

Salaries and wages                                    $ 48,529      $ 41,430
Interest                                                20,385        20,574
Current portion of environmental
  liabilities                                            8,000         6,000
Current portion of self-insurance
  liabilities                                            5,800         4,800
Current portion of pension liabilities                    -              938
Warranty                                                12,304        14,561
Customer rebates                                        11,367        12,188
Legal fees                                                 715         2,302
Royalties                                                7,125         7,757
Insurance                                                6,889         5,766
Rent                                                     4,738         1,132
Taxes other than income                                  4,895         4,360
Other                                                   49,483        44,384
                                                      --------      --------
                                                      $180,230      $166,192
                                                      ========      ========

NOTE 11.  FINANCIAL INSTRUMENTS

Sequa utilizes forward foreign exchange contracts to reduce exposure to foreign currency fluctuations on certain existing assets and liabilities, firm commitments and anticipated transactions. Sequa has also utilized natural gas swap agreements to convert a portion of certain operations' estimated natural gas requirements to fixed rates. Sequa's accounting policies with respect to these financial instruments are described in Note 1. At December 31, 2000, Sequa had forward foreign exchange contracts outstanding with notional amounts of $166,205,000. At December 31, 1999, Sequa had forward foreign exchange contracts outstanding with notional amounts of $105,539,000 and natural gas swaps outstanding with notional amounts of $516,000.

     The following table presents the carrying amounts and fair values of Sequa's derivative and non-derivative financial instruments:

(Amounts in thousands)
AT DECEMBER 31,                           2000                    1999
----------------------                -------------           -------------
                                    Carrying    Fair       Carrying     Fair
                                     Amount     Value       Amount      Value
                                    --------    -----      --------     -----

Assets
  Cash and cash equivalents        $ 49,977   $ 49,977     $ 68,164   $ 68,164
  Marketable securities               1,198      1,198         -          -
  Forward foreign exchange
    contracts                         1,450      1,646        2,007      2,007
  Natural gas swaps                    -          -            -            44

Liabilities
  Current and long-term
    debt                            592,046    592,046      575,214    558,710
  Forward foreign exchange
    contracts                         1,841      1,848          590        590


The fair value of cash and cash equivalents approximates the carrying amount due to the short maturity of those instruments. The fair value of marketable securities and Sequa's debt is primarily based upon quoted market prices of publicly traded securities. The fair value of forward foreign exchange contracts is based on year-end exchange rates. The fair value of Sequa's natural gas swap agreements is based upon the amounts that Sequa could have settled with the counterparties to terminate the natural gas swaps outstanding at December 31, 1999.

    At December 31, 2000, Sequa was contingently liable for outstanding letters of credit, not reflected in the accompanying consolidated financial statements, in the aggregate amount of $25,876,000. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to outstanding letters of credit.

NOTE 12.   PENSION PLANS AND POSTRETIREMENT BENEFITS

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

    The status of all of Sequa's significant domestic and foreign defined benefit plans was as follows:


                                                                Unfunded
                                         Funded Defined       Supplemental
                                         Benefit Pension       Retirement
(Amounts in thousands)                        Plans               Plans
AT DECEMBER 31,                          2000      1999       2000     1999
-------------------------                ----      ----       ----     ----

Change in Benefit Obligation
----------------------------
Benefit obligation at beginning
  of year                              $298,252 $315,055   $ 18,541  $17,947
Service cost                             10,536   12,320        437      (47)
Interest cost                            22,007   20,056      1,646    1,263
Actuarial (gain) loss                    (4,590) (32,152)     2,483     (320)
Plan amendments                           2,515      361        772     -
Curtailments                              1,419     (214)      -         126
Participant contributions                   712      802       -        -
Benefits paid                           (18,086) (16,716)      (571)    (428)
Translation adjustment                   (3,618)  (1,260)      -        -
                                       -------- --------   --------  -------
Benefit obligation at end of year      $309,147 $298,252   $ 23,308  $18,541
                                       -------- --------   --------  -------

Change in Plan Assets
---------------------
Fair value of plan assets at
  beginning of year                    $340,645 $305,179   $   -     $  -
Actual return on plan assets            (23,058)  50,077       -        -
Contributions                             3,487    3,598        571      428
Benefits paid                           (18,086) (16,716)      (571)    (428)
Translation adjustment                   (4,616)  (1,493)      -        -
                                       -------- --------   --------  -------
Fair value of plan assets at end
  of year                              $298,372 $340,645   $   -     $  -
                                       -------- --------   --------  -------

Reconciliation of Funded Status
-------------------------------
Funded status                          $(10,775)$ 42,393   $(23,308)$(18,541)
Unrecognized net actuarial
  (gain) loss                             5,897  (43,572)     2,362      (66)
Unrecognized prior service cost           6,487    4,834      1,942    1,438
Unrecognized transition asset              (279)  (1,009)      -        -
                                       -------- --------   -------- --------
Net amount recognized                  $  1,330 $  2,646   $(19,004)$(17,169)
                                       ======== ========   ======== ========

Included in:
------------
Deferred charges                       $ 10,318 $ 10,759   $   -    $   -
Accrued expenses                           -        (938)      -        -
Intangible assets                         1,250     -         1,492     -
Other noncurrent liabilities            (10,238)  (7,175)   (20,496) (17,169)
                                       -------- --------   -------- --------
Net amount recognized                  $  1,330 $  2,646   $(19,004)$(17,169)
                                       ======== ========   ======== ========

The funded plans' assets consist primarily of listed common stock, pooled equity funds, index funds, debt instruments and real estate funds. At December 31, 2000 and 1999, the plans' assets included Sequa stock with market values of $19,512,000 and $28,926,000, respectively.

Assumptions used in accounting for all of Sequa's significant domestic and foreign defined benefit plans are:

AT DECEMBER 31,                                       2000     1999      1998
---------------                                       ----     ----      ----
Discount rate for obligations                         7.75%    7.5%      6.5%
Rate of increase in compensation levels               4.5%     4.5%      4.5%
Expected long-term rate of return on
  plan assets                                         9.0%     9.0%      9.0%

The periodic net pension cost of all of Sequa's significant domestic and foreign defined benefit plans includes the following components:

                                                      Funded Defined
(Amounts in thousands)                             Benefit Pension Plans
                                                   ---------------------
YEAR ENDED DECEMBER 31,                         2000        1999       1998
----------------------------                    ----        ----       ----

Service cost                                  $10,536     $12,320    $10,005
Interest cost                                  22,007      20,056     19,208
Expected return on assets                     (29,704)    (26,718)   (25,847)
Amortization of net transition amount            (808)       (770)      (730)
Amortization of prior service cost                701         763        929
Recognized net gain                              (607)       -          (353)
                                              -------     -------    -------
Net periodic pension cost                       2,125       5,651      3,212
Loss (gain) due to curtailments                 1,419         240       (961)
                                              -------     -------    -------
Total amount reflected in earnings            $ 3,544     $ 5,891    $ 2,251
                                              =======     =======    =======


                                                   Unfunded Supplemental
(Amounts in thousands)                               Retirement Plans
                                                   --------------------
YEAR ENDED DECEMBER 31,                         2000        1999       1998
----------------------------                    ----        ----       ----
Service cost                                  $   437     $   (47)   $   (76)
Interest cost                                   1,646       1,263      1,121
Amortization of prior service cost                269         210        211
Recognized net loss                                55           5        -
                                              -------     -------    -------
Net periodic pension cost                       2,407       1,431      1,256
Loss due to curtailments                         -            126        245
                                              -------     -------    -------
Total amount reflected in earnings            $ 2,407     $ 1,557    $ 1,501
                                              =======     =======    =======


At December 31, 2000, the accumulated benefit obligation and fair value of plan assets for the sole funded defined benefit plan with accumulated benefit obligations in excess of plan assets were $24,797,000 and $23,736,000, respectively. The accumulated benefit obligation for the unfunded supplemental retirement plans at December 31, 2000 was $20,496,000.

    Employees not covered by the defined benefit plans discussed above generally are covered by multiemployer plans as part of collective bargaining agreements or by small local plans.
Pension expense for these multiemployer plans and small local plans was not significant in the aggregate.

    Sequa's domestic non-union employees are eligible to participate in Sequa's 401(k) plans. Expenses recorded for Sequa's matching contributions under these plans were $6,297,000 in 2000, $5,805,000 in 1999 and $5,335,000 in 1998.

    Postretirement health care and other insurance benefits are provided to certain retirees. The actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, are as follows:

                                                            Other
(Amounts in thousands)                             Postretirement Benefits
                                                   -----------------------
AT DECEMBER 31,                                    2000               1999
--------------------------------                   ----               ----
Change in Benefit Obligation
----------------------------
Benefit obligation at beginning
  of year                                        $2,660              $3,027
Service cost                                        184                 223
Interest cost                                       190                 176
Actuarial gain                                     (382)               (702)
Plan amendments                                      -                  304
Participant contributions                           245                 192
Benefits paid                                      (459)               (560)
                                                 ------              ------
Benefit obligation at end of year                $2,438              $2,660
                                                 ======              ======

Net periodic postretirement benefit cost includes the following components:

                                                           Other
(Amounts in thousands)                            Postretirement Benefits
                                                  -----------------------
Year ended December 31,                            2000        1999     1998
--------------------------------                   ----        ----     ----
Service cost                                      $ 184       $ 223    $ 184
Interest cost                                       190         176      157
Amortization of net loss                             92         145      123
Amortization of unrecognized prior
  service cost                                     (100)       (127)    (164)
Amortization of transition obligation                77          77       77
                                                  -----       -----    -----
Net periodic postretirement benefit cost          $ 443       $ 494    $ 377
                                                  =====       =====    =====

The accumulated postretirement benefit obligation was determined using a discount rate of 7.75% at December 31, 2000, 7.5% at December 31, 1999 and 6.5% at December 31, 1998 and an average health care cost trend rate of approximately 7.75%, progressively decreasing to approximately 5.5% in the year 2007 and thereafter. A one percentage point change in the assumed health care cost trend rate would not have a material effect on the postretirement benefit obligation or on the aggregate service cost and interest cost components.

NOTE 13.  CAPITAL STOCK

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

    On October 30, 2000, the Board of Directors declared a dividend distribution, pursuant to the adoption on that day of a Rights Agreement, of one Right for each outstanding share of Class A and Class B common stock. The distribution was payable to holders of record on December 1, 2000. Each Right entitles the registered holder to purchase from Sequa one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $200, subject to adjustment. The Rights become exercisable on the "Distribution Date," which is the earlier of
(i) ten days after public announcement that a person or group (subject to certain exceptions) acquires, has the right to acquire or has commenced a tender offer for the beneficial ownership of Class A and Class B common stock, and other voting securities, that have one-third or more of the aggregate voting power of all outstanding shares of voting stock or (ii) ten days (or such later date determined by the Board of Directors in certain circumstances) following the commencement or announcement of an intention to make a tender or exchange offer which would result in the acquisition of (or the right to acquire) one-third or more of the aggregate voting power of all outstanding shares of voting stock. The Rights are nonvoting, pay no dividends, expire on October 31, 2010 and may be redeemed by the Company for $.001 per Right at any time on or before the Distribution Date. The Rights have no effect on earnings per share until they become exercisable.

    Once the Junior Preferred Stock is issued, in the event of any merger, consolidation, combination or other transaction in which shares of Class A and Class B common stock are exchanged for or changed into other stock, securities, cash and/or other property; each share of Junior Preferred Stock will be entitled to receive 1,000 times the aggregate amount of stock, securities, cash and/or other property into which or for which each share of Class A and Class B common stock is changed or exchanged, subject to certain adjustments.

    At December 31, 2000, 4,321,430 shares of Sequa Class A common stock were reserved for the conversion of preferred and Class B common stock, and for the exercise of outstanding stock options.

    The following table summarizes shares held in treasury:

AT DECEMBER 31,                                  2000        1999        1998
--------------------                             ----        ----        ----

Class A common stock                           233,739     240,032     215,104
Class B common stock                           397,283     397,283     397,283
Preferred stock                                383,990     383,990     383,990


During 1999, 34,800 shares of Class A common stock were purchased for treasury at a cost of $1,670,000. During 1998, 286,199 shares of Class A common stock were issued out of treasury in exchange for 197,300 shares of cumulative convertible preferred stock. The average exchange ratio was 1.45 shares of Class A common stock for each share of preferred.

     During the years ended December 31, 2000 and 1999, no cash dividends were declared on Sequa Class A common shares or Class B common shares.

NOTE 14.  STOCK OPTIONS

Sequa has two incentive and nonqualified stock option plans in effect: the 1988 Key Employees Stock Option Plan and the 1998 Key Employees Stock Option Plan. These plans provide for the granting of options of Sequa's Class A common stock to key employees. The option price per share may not be less than the fair market value of the Class A common stock on the date the option is granted, and the maximum term of an option may not exceed ten years. Options primarily vest in three equal annual installments, commencing on the first anniversary of the grant date. Under the terms of the 1998 Key Employees Stock Option Plan, Sequa is authorized to grant to officers and other key employees options to purchase up to a total of 950,000 shares of Class A common stock. Authority to grant options under the 1988 Key Employees Stock Option Plan expired during 1998. The following table summarizes the activity related to Sequa's stock options for the three years ended December 31, 2000:

                                                                   Weighted
                                                                   Average
                                                      Options       Price
                                                      -------       -----
OUTSTANDING AT DECEMBER 31, 1997                      141,098       $33.91
  Granted                                             428,000       $58.07
  Expired or Cancelled                                (13,200)      $40.05
  Exercised                                          (103,531)      $32.36
                                                     --------
OUTSTANDING AT DECEMBER 31, 1998                      452,367       $56.95
  Granted                                              25,750       $58.02
  Expired or Cancelled                                (12,833)      $55.72
  Exercised                                           (15,300)      $32.43
                                                     --------
OUTSTANDING AT DECEMBER 31, 1999                      449,984       $57.88
  Granted                                              15,000       $37.00
  Expired or Cancelled                                (18,700)      $57.91
  Exercised                                              (367)      $24.75
                                                     --------
OUTSTANDING AT DECEMBER 31, 2000                      445,917       $57.20
                                                     ========

EXERCISABLE AT
  December 31, 1998                                    17,000       $33.54
  December 31, 1999                                   143,134       $57.68
  December 31, 2000                                   283,400       $57.79

AVAILABLE FOR FUTURE GRANT                            520,950          -

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

(Amounts in thousands, except per share data)
YEAR ENDED DECEMBER 31,                           2000        1999     1998
-----------------------------------               ----        ----     ----

NET INCOME
  As reported                                   $24,047     $22,067  $63,897
  Pro forma                                      22,699      20,722   63,518
BASIC EARNINGS PER SHARE
  As reported                                     $2.12       $1.93    $6.01
  Pro forma                                        1.99        1.80     5.97
DILUTED EARNINGS PER SHARE
  As reported                                     $2.12       $1.93    $5.87
  Pro forma                                        1.99        1.80     5.83

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The model's weighted average assumptions are as follows:

YEAR ENDED DECEMBER 31,                        2000       1999        1998
-----------------------                        ----       ----        ----
Expected life of option                      4 years     4 years    4 years
Risk-free interest rate                       6.25%       6.50%      4.55%
Expected volatility                          35.40%      29.20%     22.20%
Expected dividend yield                          0%          0%         0%


NOTE 15.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The accumulated balances for each classification of other comprehensive income (loss) are as follows:

(Amounts in thousands)
AT DECEMBER 31,                                       2000          1999
----------------------------------                    ----          ----

Cumulative translation adjustment                   $(37,545)     $(16,453)
Unrealized loss on marketable
  securities, net of tax benefits                       (218)         -
                                                    --------      --------
                                                    $(37,763)     $(16,453)
                                                    ========      ========


NOTE 16.  ACQUISITIONS AND DISPOSITIONS

In February 2001, Sequa completed the sale of the Caval Tool Division of its Chromalloy Gas Turbine subsidiary for cash proceeds of $36,000,000, subject to post-closing adjustments. The sale resulted in a pre-tax gain of approximately $4,000,000.

     In 2000, Sequa made four small niche acquisitions comprising a specialty can forming manufacturer, a specialty chemical distributor, a monopropellant rocket engine business and a subcontractor of dryer equipment for the MEGTEC unit. The purchase prices of these acquisitions totaled $8,977,000. These acquisitions have been accounted for as purchases; accordingly, operating results are included in the Consolidated Statement of Income from the dates of purchase. Pro forma combined results of operations giving effect to these acquisitions would not vary materially from historical results.

     In February 1999, Sequa purchased Thermo Wisconsin, a supplier to the US printing and process industries of continuous process dryers, emission control equipment, web and air handling systems and other specialty products, for $13,593,000. The operations of Thermo Wisconsin have been combined with Sequa's MEGTEC subsidiary. In June 1999, Sequa purchased Germany-based Schoeller & Co. GmbH, a supplier of automotive cigarette lighters, power outlets and other automotive products, for

$10,352,000. In 1999, Sequa also made a small niche acquisition of a product line in the amount of $1,882,000 and combined it with MEGTEC. These acquisitions have been accounted for as purchases; accordingly, operating results are included in the Consolidated Statement of Income from the dates of purchase. Pro forma combined results of operations giving effect to these acquisitions would not vary materially from historical results.

     In October 1998, Sequa sold substantially all of the business and operating assets of Sequa Chemicals, its US-based chemicals operation, for net cash proceeds of $107,275,000. The sale resulted in a pre-tax gain of $49,867,000. In 1999, Sequa recorded income of $2,225,000 related to the adjustment of the gain on the sale of Sequa Chemicals upon final settlement with the purchaser. Sequa Chemicals had sales of $74,004,000 and operating income of $3,082,000 in 1998. The consolidated financial statements and accompanying notes reflect the operating results of Sequa Chemicals as a continuing operation in the Other Products segment. Also during 1998, Sequa sold a Gas Turbine manufacturing facility in the United Kingdom for net cash proceeds of $14,058,000. The sale resulted in a pre-tax gain of $6,675,000. In 2000, Sequa recorded income of $1,013,000 related to the final resolution of matters associated with the UK sale.

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

NOTE 17.  OTHER, NET

Other, net includes the following income (expense) items:

(Amounts in thousands)
YEAR ENDED DECEMBER 31,                        2000        1999        1998
----------------------------                   ----        ----        ----

Discount expense on sale of
  receivables                                $(7,493)    $(2,290)   $   -

Income (loss) on cash surrender
  value of corporate-owned life
  insurance                                   (1,609)      1,047         986

Amortization of capitalized
  debt issuance costs                         (1,087)     (1,487)     (1,220)

Letters of credit and commitment
  fees                                          (975)     (1,104)       (901)

Minority interest in a component
  manufacturing operation                      1,033         524        -

Adjustment to gain on sale of
  a UK operation                               1,013        -           -

Gain on sale of a partial interest
  in a component manufacturing
  operation                                      862        -           -

Gain on sale of assets, net                       80       3,898          82

Demutualization of an issuer of
  corporate-owned life insurance                -          2,723        -

Adjustment to gain on sale of
  Sequa Chemicals                               -          2,225        -

Collection of note receivable
  previously written off                        -          1,600        -

Gain on sale of short-term
  investments                                   -          1,275        -

Uninsured loss                                  -           -         (2,000)

Other                                           308          898        (171)
                                            -------      -------    --------
                                            $(7,868)     $ 9,309    $ (3,224)
                                            =======      =======    ========

NOTE 18.  OPERATING LEASES

Certain businesses of Sequa utilize leased premises or equipment under noncancellable agreements having initial or remaining terms of more than one year. The majority of the real property leases require Sequa to pay maintenance, insurance and real estate taxes. Rental expense totaled $23,534,000, $20,239,000 and $17,260,000 in 2000, 1999 and 1998, respectively.

    At December 31, 2000, future minimum lease payments under noncancellable operating leases are as follows:

(Amounts in thousands)
2001                                              $15,271
2002                                               11,174
2003                                                8,412
2004                                                5,610
2005                                                4,160
After 2005                                         13,922
                                                  -------
                                                  $58,549
                                                  =======


NOTE 19.  EARNINGS PER SHARE

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

     The computation of basic and diluted EPS is as follows:

(Amounts in thousands, except per share data)


YEAR ENDED DECEMBER 31,                         2000       1999       1998
------------------------------                  ----       ----       ----
Income before extraordinary item              $24,047     $27,799   $63,897

Less: Preferred dividends                      (2,064)     (2,064)   (2,173)
                                              -------     -------    ------
Income available to common
   stock--basic                                21,983      25,735    61,724

Extraordinary loss                               -         (5,732)     -
                                              -------     -------   -------

Net income available to common
  stock--basic                                 21,983      20,003    61,724

Convertible preferred stock
  dividend requirements                          -           -        2,173
                                              -------     -------   -------

Net income available to common
  stock--diluted                              $21,983     $20,003   $63,897
                                              =======     =======   =======

Weighted average number of common
  shares outstanding--basic                    10,373      10,367    10,275

Conversion of convertible
  preferred stock                                -           -          599

Exercise of stock options                           1           4        20
                                              -------     -------   -------

Weighted average number of common
  shares outstanding--diluted                  10,374      10,371    10,894
                                              =======     =======   =======

Basic earnings per share
  Income before extraordinary item            $  2.12     $  2.48   $  6.01
  Extraordinary loss                              -          (.55)      -
                                              -------     -------   -------
  Net income                                  $  2.12     $  1.93   $  6.01
                                              =======     =======   =======

Diluted earnings per share
  Income before extraordinary item            $  2.12     $  2.48   $  5.87
  Extraordinary loss                              -          (.55)      -
                                              -------     -------   -------
  Net income                                  $  2.12     $  1.93   $  5.87
                                              =======     =======   =======

   The conversion of each share of preferred stock into 1.322 shares of common stock was not included in the computation of diluted earnings per share for 2000 and 1999 because inclusion would have had an anti-dilutive effect on EPS.

NOTE 20.  SUPPLEMENTAL CASH FLOW INFORMATION

Net cash provided by discontinued operations primarily represents the net proceeds from the divestiture and run-off of Sequa
Capital's investment portfolio.

   Selected noncash activities and cash payments were as follows:

(Amounts in thousands)
YEAR ENDED DECEMBER 31,                       2000         1999          1998
---------------------------                   ----         ----          ----

Noncash activities:
   Acquisitions of businesses:
     Fair value of assets acquired          $13,210      $37,474       $85,572
     Cash paid                                8,977       25,827        40,662
                                            -------      -------       -------
     Liabilities assumed                    $ 4,233      $11,647       $44,910
                                            =======      =======       =======

   Contributions to joint ventures:
     Total contributions                    $25,243      $33,834       $ 7,535
     Cash paid                                5,148       28,064         7,535
                                            -------      -------       -------
     Noncash contributions                  $20,095      $ 5,770       $  -
                                            =======      =======       =======

Interest paid                               $56,585      $45,367       $52,195


NOTE 21.  SEGMENT INFORMATION AND GEOGRAPHIC DATA

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

   The Other Products segment is composed of four ongoing businesses: MEGTEC Systems, Sequa Can Machinery, Casco Products and the Men's Apparel unit. MEGTEC Systems provides auxiliary press equipment for web offset printing, as well as dryers and emission control equipment for the international industrial, paper and printing markets. Sequa Can Machinery produces high speed equipment to form and decorate two-piece metal cans for the worldwide container industry. Casco Products manufactures cigarette lighters, power outlets and electronic monitoring devices primarily for North American and European automobile manufacturers. The Men's Apparel unit designs and manufactures men's formalwear and accessories for the North American market. This segment also includes the results of Sequa Chemicals, which was sold in October 1998 and which produced a broad range of chemicals primarily for domestic textile, paper, graphic arts and building products markets.

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

NOTE 21.  SEGMENT INFORMATION AND GEOGRAPHIC DATA  (cont'd)

Operations by Business Segment

(Amounts in thousands)
YEAR ENDED DECEMBER 31,                  2000          1999           1998
---------------------------           ----------    ----------     ----------

AEROSPACE
Sales                                 $  764,730    $  745,786    $  782,339
Operating income                          68,195        65,571        65,154
Total assets                             761,967       704,037       612,543
Capital expenditures                      52,428        49,603        50,007
Depreciation and amortization             38,092        38,811        37,982

PROPULSION
Sales                                 $  273,933    $  276,561    $  268,615
Operating income                          10,012         6,293        13,415
Total assets                             372,206       355,141       355,955
Capital expenditures                      29,190        29,564        19,949
Depreciation and amortization             23,003        22,245        20,146

METAL COATING
Sales                                 $  226,628    $  213,388    $  204,314
Operating income                          19,220        19,122        14,859
Total assets                             137,672       135,654       132,953
Capital expenditures                       6,139         8,779        15,416
Depreciation and amortization              7,957         7,714         7,919

SPECIALTY CHEMICALS
Sales                                 $  145,044    $  160,621    $  155,301
Operating income                          16,780        23,359        22,565
Total assets                             103,145       102,926       104,772
Capital expenditures                       7,971         5,276         3,090
Depreciation and amortization              6,608         6,215         9,114

OTHER PRODUCTS
Sales                                 $  362,803    $  314,814    $  402,486
Operating income                          19,239        11,808        22,103
Total assets                             221,569       193,294       173,984
Capital expenditures                       8,868         7,856        14,795
Depreciation and amortization             11,028        10,142        12,418

CORPORATE
Expenses                              $  (30,258)   $  (31,694)   $  (32,633)
Total assets (a)                         134,505       180,646       243,940
Capital expenditures                         315           304           267
Depreciation and amortization              1,929         2,029         1,742

TOTALS
Sales                                 $1,773,138    $1,711,170    $1,813,055
Operating income                         103,188        94,459       105,463
Total assets                           1,731,064     1,671,698     1,624,147
Capital expenditures                     104,911       101,382       103,524
Depreciation and amortization             88,617        87,156        89,321

(a) Includes cash, investments and net assets of discontinued operations.

GEOGRAPHIC DATA

Sales are attributable to countries based on location of the customer. Long-lived assets, which include property, plant and equipment and goodwill, are based on physical location.

(Amounts in thousands)
YEAR ENDED DECEMBER 31,                2000            1999          1998
-----------------------                ----            ----          ----

SALES
-----
 United States                     $  992,271      $  945,120     $1,038,436
 United Kingdom                        96,129          92,758        106,526
 Italy                                 86,644          88,048         95,335
 France                                81,218          83,380         82,577
 Germany                               69,220          55,658         52,087
 Japan                                 51,166          56,340         50,651
 Canada                                47,543          39,950         31,595
 Spain                                 45,189          42,518         36,383
 Other countries                      303,758         307,398        319,465
                                   ----------      ----------     ----------
 Total                             $1,773,138      $1,711,170     $1,813,055
                                   ==========      ==========     ==========


AT DECEMBER 31,                        2000            1999           1998
-------------------                    ----            ----           ----

LONG-LIVED ASSETS
-----------------
 United States                     $  658,770      $  661,516     $  640,103
 United Kingdom                        68,782          73,641         77,336
 Other countries                       60,839          53,658         41,055
                                   ----------      ----------     ----------
 Total                             $  788,391      $  788,815     $  758,494
                                   ==========      ==========     ==========


No single commercial customer accounted for more than 10% of consolidated sales in any year. The largest single contract with any one US Government agency accounted for approximately 2% of sales in 2000 and 1% of sales in 1999 and 1998. Prime and subcontracts with all government agencies accounted for approximately 12% of sales in 2000, 10% of sales in 1999 and 9% of sales in 1998.

NOTE 22.  CONTINGENCIES

Sequa is involved in a number of claims, lawsuits and proceedings (environmental and otherwise) that arose in the ordinary course of business. Other litigation pending against Sequa involves allegations that are not routine and include, in certain cases, compensatory and punitive damage claims. Previously included in this class of litigation was an action commenced in July 1995 by United Technologies Corporation (UTC), the parent of Pratt & Whitney, against Chromalloy Gas Turbine Corporation (Chromalloy) in federal district court in Delaware (the District Court). On February 20, 2001, Chromalloy and UTC entered into stipulations which resolved completely all remaining issues in this matter in the District Court. The effect of these stipulations is that all claims against Chromalloy have either been dismissed or resolved and will not be appealed by UTC (although Chromalloy has retained its appellate rights on its claims against UTC).

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


NOTE 23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(Amounts in thousands, except per share data)

2000 Quarter ended                                     March 31        June 30        Sept. 30       Dec. 31         Year
------------------                                     --------        -------        --------       --------      --------
Sales                                                  $430,642       $449,689        $432,986       $459,821     $1,773,138
Cost of sales                                           346,313        358,500         350,009        368,520      1,423,342
Operating income                                         22,581         25,676          27,546         27,385        103,188
Net income                                             $  4,222       $  5,442        $  5,100       $  9,283     $   24,047
                                                       ========       ========        ========       ========     ==========
Basic and diluted earnings per share                   $   0.36       $   0.47        $   0.44       $   0.85     $     2.12
                                                       ========       ========        ========       ========     ==========

1999 Quarter ended                          March 31     June 30      Sept. 30     Dec. 31       Year
------------------                          --------     -------      --------     -------    --------
Sales                                                  $410,050       $436,058        $419,482       $445,580     $1,711,170
Cost of sales                                           330,464        348,567         334,249        358,067      1,371,347
Operating income                                         20,291         26,624          25,824         21,720         94,459
Income before extraordinary
  item                                                    5,986         10,903           6,449          4,461         27,799
Extraordinary loss                                         -              -             (1,483)        (4,249)        (5,732)
Net income                                             $  5,986       $ 10,903        $  4,966       $    212     $   22,067
                                                       ========       ========        ========       ========     ==========
Basic and diluted earnings per share:
  Income before extraordinary item                     $   0.53       $   1.00       $   0.57        $   0.38     $     2.48
  Extraordinary loss                                        -              -            (0.14)          (0.41)         (0.55)
                                                       --------       --------       --------        --------     ----------
  Net income (loss)                                    $   0.53       $   1.00       $   0.43        $  (0.03)    $     1.93
                                                       ========       ========       ========        ========     ==========

The following unusual items are included in the quarterly financial information:

Operating income for the fourth quarter of 2000 includes a $2,987,000 charge related to the Breed settlement.  The after-tax effect of the charge ($1,942,000) is to reduce basic earnings per share by
$0.19.

Net income for the fourth quarter of 2000 benefited from a significantly lower tax rate largely driven by the following three factors and their related impact on basic earnings per share:  the reversal of income tax reserves no longer required due to the completion of a tax audit at a foreign unit ($0.22);
higher than previously forecasted pre-tax income ($0.09); and a lower than expected valuation allowance at a French subsidiary ($0.05).

Operating income for the fourth quarter of 1999 includes a $1,500,000 provision for environmental expenses to raise accruals to an appropriate level relative to revised estimates of likely future remediation costs.  The after-tax effect of the charge is to reduce basic earnings per share by $0.09.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------  ----------------------------------------------------

     None.


                                   PART III
                                   --------


ITEMS 10 THROUGH 13
-------------------

      The information required by Item 10 with respect to executive officers is contained on pages 14 and 15 of this Annual
Report on Form 10-K under Item 4A and is incorporated herein by reference.

      Sequa intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors not later than 120 days after the end of its fiscal year ended December 31, 2000. Accordingly, the information required by Part III (Item 10, concerning Sequa's directors and disclosure pursuant to Item 405 of Regulation S-K, and Items 11, 12 and 13) is incorporated herein by reference to such definitive proxy statement in accordance with General Instruction G(3) to Form 10-K.

                                       PART IV
                                       -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
--------   --------------------------------------------------------
           FORM 8-K
           --------

(a)  1.   Financial Statements:
          ---------------------

     The following consolidated financial statements are included in Part II of this Annual Report on Form 10-K:

                                                                     Page Numbers
                                                                    in this Annual
                                                                    Report on Form
                                                                         10-K
                                                                      ----------

     Report of Independent Public Accountants.                            37

     Consolidated Balance Sheet as of December 31,
     2000 and 1999.                                                    38-39

     Consolidated Statement of Income for the three
     years ended December 31, 2000.                                       40

     Consolidated Statement of Cash Flows for the three
     years ended December 31, 2000.                                       41

     Consolidated Statement of Shareholders' Equity for
     the three years ended December 31, 2000.                             42

     Notes to Consolidated Financial Statements.                       43-76


     2.   Financial Statement Schedules:
          ------------------------------

     Financial statement schedules are omitted due to the absence of conditions under which they are required.

3.   Exhibits
     --------

Exhibit No.  (Referenced to Item 601(b) of Regulation S-K)
-----------

3.1 - Restated Certificate of Incorporation of the Registrant dated as of February 15, 1985, as amended by the Certificate of Amendment of Restated Certificate of Incorporation dated as of April 24, 1986, as amended by two Certificates of Amendment of Restated Certificate of Incorporation each dated as of December 19, 1986, as amended by the Certificate of Amendment of Certificate of Incorporation dated May 7, 1987, as amended by the Certificate of Change of Registered Agent and Registered Office dated October 6, 1989, as amended by the Certificate of Amendment of Certificate of Incorporation dated June 4, 1999, and the Certificate of Designation dated December 22, 1986 (with respect to the $5.00 Cumulative Convertible Preferred Stock of the Registrant) and the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant dated November 13, 2000, filed herewith.

3.2  -    Restated and Amended (as of August 26, 1993) By-laws of
          Sequa, filed herewith.

3.3 -     Amendment to By-laws of Sequa effective as of October
          26, 2000, filed herewith.

4.1  -    Indenture, dated as of December 15, 1993, by and between
          Sequa and Bankers Trust Company, as Trustee, and Form of 9 3/8% Senior Subordinated Notes due December 15, 2003 (incorporated by reference to Exhibits 4.7 and 4.3, respectively, of Sequa's Registration Statement on Form 8-A, File No. 1-804, filed on January 25, 1994).

4.2 - Indenture, dated as of September 1, 1989, by and between Sequa and The First National Bank of Chicago, as Trustee, with respect to an aggregate of $250 million of senior debt (incorporated by reference to Exhibit 4.1 of Sequa's Form S-3 Registration Statement No. 33-30959, filed on September 12, 1989).

4.3  -    First Supplemental Indenture, dated as of October 15,
          1989, by and between Sequa and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.5 of Sequa's Registration Statement on Form 8-A, File No. 1-804, filed on January 25, 1994).

4.4 -     Indenture, dated as of July 29, 1999, between Sequa and
          Harris Trust Company of New York (incorporated by reference to Exhibit 1 of Sequa's Registration Statement on Form 8-A, File No. 1-804, filed on November 8, 1999).

4.5  -    Prospectus and Prospectus Supplement, both dated April
          22, 1991, with respect to $100 million of medium-term notes (incorporated by reference to Sequa's filing under Rule 424 (b)(5) on April 23, 1991).

4.6 - Sales Agency and Distribution Agreement, executed as of April 22, 1991, by and among Sequa and Bear, Stearns & Co., Inc. and Merrill Lynch & Co., with respect to $100 million of medium-term notes, and Forms of Notes thereunder (incorporated by reference to Exhibits 4.1 and 12.1 of Sequa's Report on Form 8-K, File No. 1-804, filed on April 25, 1991).

4.7  -    Instruments with respect to other long-term debt of
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

10.4 - Waiver and Third Amendment to Credit Agreement constituting Exhibit 10.1 hereto dated as of February 19, 1999 (incorporated by reference to Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended September 30, 1999, filed on November 15, 1999).

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

10.7 - Second Amendment to the Receivables Purchase Agreement constituting Exhibit 10.5 hereto dated as of July 12, 1999 (incorporated by reference to Exhibit 10.7 of Sequa's Annual Report on Form 10-K, File No. 1-804) for the year ended December 31, 1999, filed on March 28,2000).

10.8 - Third Amendment to the Receivables Purchase Agreement constituting Exhibit 10.5 hereto dated as of May 15, 2000 (incorporated by reference to Exhibit 10.3 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended June 30, 2000, filed on August 14,
          2000).

10.9 - Fourth Amendment to the Receivables Purchase Agreement constituting Exhibit 10.5 hereto dated as of November 8, 2000, filed herewith.

10.10 - Purchase and Sale Agreement dated as of November 13, 1998 among the Originators named therein, Sequa and Sequa Receivables Corp. (incorporated by reference to
          Exhibit 10.5 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1998, filed on March 23, 1999).

10.11 - Asset and Share Purchase Agreement dated October 29, 1998 by and among Sequa, Sequa Chemicals, Inc. and GenCorp Inc. pursuant to which Sequa sold substantially all of the business and operating assets of Sequa Chemicals, Inc. and Sequa Chemicals S.A. (incorporated by reference to Exhibit 2.1 of Sequa's Current Report on Form 8-K, File No. 1-804, filed on November 6, 1998).

10.12 -   Rights Agreement, dated as of October 30, 2000, between
          Sequa and The Bank of New York, as Rights Agent, filed herewith.

                      COMPENSATORY PLANS OR ARRANGEMENTS

10.13 - 1998 Key Employees Stock Option Plan (incorporated by reference to Exhibit 10.2 of Sequa's Annual Report on
          Form 10-K, File No. 1-804, for the year ended December
          31, 1997, filed on March 20, 1998).

10.14 - Amendment No. 1 dated as of May 1, 1998 to 1998 Key Employees Stock Option Plan (incorporated by reference to Exhibit 10.1 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 2000, filed on May 12, 2000).

10.15 - Amendment No. 12 dated as of March 30, 2000 to 1998 Key Employees Stock Option Plan (incorporated by reference to Exhibit 10.2 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 2000, filed on May 12, 2000).

10.16 - Sequa Corporation Management Incentive Bonus Program for Corporate Executive Officers (Revised for 1998) (incorporated by reference to Exhibit 10.3 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1997, filed on March 20, 1998).

10.17 - Sequa's Supplemental Executive Retirement Plans I, II, and III, effective as of January 1, 1990 (incorporated by reference to Exhibit 10(c) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1990, filed on April 1, 1991) and amendments thereto (incorporated by reference to Exhibit 10(c) of Sequa's Annual Report on Form 10-K, File
          No. 1-804, for the year ended December 31, 1991, filed on March 30, 1992).

10.18 - Supplemental Executive Retirement Plan II, as Amended and Restated Effective January 1, 2000 (incorporated by reference to Exhibit 10.4 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended
          September 30, 2000, filed on November 14, 2000).

10.19 - Supplemental Executive Retirement Plan III, as Amended and Restated Effective January 1, 2000 (incorporated by reference to Exhibit 10.5 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended
          September 30, 2000, filed on November 14, 2000).

10.20 - Sequa Corporation Management Incentive Bonus Program for Corporate Non-Executive Officers and Corporate Staff (Revised for 1998) (incorporated by reference to Exhibit
          10.5 of Sequa's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 20, 1998).

10.21 - Letter Agreements, dated May 24, 1984, by and between Norman E. Alexander and Sequa, and Stuart Z. Krinsly and Sequa (incorporated by reference to Exhibit 10(h) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1989, filed on March 30,
          1990).

10.22 - Letter Agreements, dated April 30, 1990, by and between Norman E. Alexander and Sequa, and Stuart Z. Krinsly and Sequa (incorporated by reference to Exhibit 10 (h) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1990, filed on April 1,
          1991).

10.23 - Employment Agreement, dated April 1, 1993, by and between John J. Quicke and Sequa, (incorporated by reference to Exhibit 10(k) of Sequa's Annual Report on Form 10-K, File No. 1-804 for the year ended December 31, 1992, filed on March 31, 1993); Amendment thereto, dated March 1, 1995 (incorporated by reference to Exhibit 10.11 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1994, filed on March 30, 1995); Amendment thereto, dated September 26, 1996 (incorporated by reference to Exhibit
          10.9 of Sequa's Annual Report on Form 10-K, File
          No. 1-804, for the year ended December 31, 1996, filed on March 24, 1997); and Amendment thereto, dated as of March 1, 1999 (incorporated by reference to Exhibit
          10.18 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 1999, filed on May 14, 1999).

10.24 - Employment Agreement, dated as of October 1, 1991, by and between Martin Weinstein and Chromalloy Gas Turbine Corporation, (incorporated by reference to Exhibit 10(n) of Sequa's Annual Report on Form 10-K, File No. 1-804 for the year ended December 31, 1991, filed on March 30,
          1992); Amendment thereto, dated as of June 1, 1993 (incorporated by reference to Exhibit 10.14 of Sequa's Registration Statement No. 33-50843 on Form S-1 filed on October 29, 1993); Amendment thereto, dated as of February 23, 1995 (incorporated by reference to Exhibit
          10.12 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1995, filed on

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

10.25 - Executive Life Insurance Plan of Sequa, (incorporated by reference to Exhibit 10(o) of Sequa's Annual Report on
          Form 10-K, File No. 1-804 for the year ended December
          31, 1991, filed on March 30, 1992).

10.26 -   Key Employee Medical Insurance Plan of Sequa,
          (incorporated by reference to Exhibit 10(p) of Sequa's
          Annual Report on Form 10-K, File No. 1-804 for the year ended December 31, 1991, filed on March 30, 1992).

10.27 - Sequa Corporation Management Incentive Bonus Program for Operating Divisions (Revised 1997) (incorporated by reference to Exhibit 10.18 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1996, filed on March 24, 1997).

10.28 - Employment Agreement, dated as of March 1, 1999, by and between William P. Ksiazek and Sequa (incorporated by reference to Exhibit 10.21 of Sequa's Annual Report on Form 10-K, File No. 1-804), for the year ended December 31, 1999, filed on March 28, 2000).

10.29 -   Agreement, dated February 3, 1999, by and between Gerald
          S. Gutterman and Sequa (incorporated by reference to Exhibit 10.22 of Sequa's Annual Report on Form 10-K, File No. 1-804), for the year ended December 31, 1999, filed on March 28, 2000).

10.30 - Employment Agreement, dated as of December 16, 1999, by and between Howard Leitner and Sequa (incorporated by reference to Exhibit 10.23 of Sequa's Annual Report on Form 10-K, File No. 1-804), for the year ended December 31, 1999, filed on March 28, 2000).

                   End of Compensatory Plans or Arrangements


21.1  -   List of subsidiaries of Sequa, filed herewith.

23.1  -   Consent of Independent Public Accountants, filed
          herewith.

  (b)     Reports on Form 8-K
          -------------------

          Registrant filed a Current Report on Form 8-K dated
          October 30, 2000 with respect to the dividend distribution of rights to the outstanding shares of Class A and Class B Common Stock of Sequa. (Items 5 and 7(c)).

                                     SIGNATURES
                                     ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Annual
Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         SEQUA CORPORATION

Date:   March 16, 2001                   By:   /S/ HOWARD M. LEITNER
       ----------------                       -------------------------
                                              Howard M. Leitner
                                              Senior Vice President, Finance
                                              (Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2001.



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