Form 10-Q
period 2001-03-31
SEQUA CORP /DE/
filed 2001-05-14
CIK 95301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended	March 31, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	1-804

SEQUA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-1885030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Park Avenue, New York, New York 10166
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code.	(212) 986-5500

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2001

Class A Common Stock, no par value	7,047,803
Class B Common Stock, no par value	3,329,780

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sequa Corporation and Subsidiaries
Consolidated Statement of Operations
(Amounts in thousands, except per share)
(Unaudited)

	For the Three Months,
	Ended March 31,
	2001	2000

Sales	$430,119	$430,642

Costs and expenses
Cost of sales	355,193	346,313
Selling, general and administrative	62,617	61,748
	417,810	408,061

Operating income	12,309	22,581

Other income (expense)
Interest expense	(14,602)	(13,539)
Interest income	1,215	1,132
Equity in loss of unconsolidated joint ventures	(913)	(622)
Other, net	1,522	(1,330)

Income (loss) before income taxes	(469)	8,222

Income tax benefit/(provision)	200	(4,000)

Net income (loss)	(269)	4,222

Preferred dividends	(516)	(516)

Net income (loss) available to common stock	$ (785)	$ 3,706

Basic and diluted earnings (loss) per share	$ (0.08)	$ 0.36

Dividends declared per share
Preferred	$ 1.25	$ 1.25

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands)

ASSETS

	(Unaudited)
	March 31,	December 31,
	2001	2000
Current assets
Cash and cash equivalents	$ 53,552	$ 49,977
Trade receivables (less allowances of $13,885 and $14,121)	218,032	225,955
Unbilled receivables (less allowances of $2,591 and $2,661)	38,582	40,882
Inventories	382,852	373,696
Other current assets	25,575	32,824
Total current assets	718,593	723,334

Investments
Investments and other receivables	72,935	84,921
Net assets of discontinued operations	98,429	97,545
	171,364	182,466

Property, plant and equipment, net	476,530	482,821

Other assets
Excess of cost over net assets of companies acquired	301,787	305,570
Deferred charges and other assets	36,158	36,873
	337,945	342,443

Total assets	$1,704,432	$1,731,064

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

	(Unaudited)
	March 31,	December 31,
	2001	2000
Current liabilities
Current maturities of long-term debt	$ 260	$ 1,439
Accounts payable	150,742	145,841
Taxes on income	7,337	9,853
Accrued expenses	157,604	180,230
Total current liabilities	315,943	337,363

Noncurrent liabilities
Long-term debt	606,263	590,607
Deferred taxes on income	41,569	45,396
Other noncurrent liabilities	88,807	87,891
	736,639	723,894
Shareholders' equity
Preferred stock--$1 par value, 1,825,000 shares authorized, 797,000 shares of $5 cumulative convertible stock issued at March 31, 2001 and December 31, 2000 (involuntary liquidation value--$17,181 at March 31, 2001)	797	797
Class A common stock--no par value, 50,000,000 shares authorized, 7,281,000 shares issued at March 31, 2001 and December 31, 2000	7,281	7,281
Class B common stock--no par value, 10,000,000 shares authorized, 3,727,000 shares issued at March 31, 2001 and December 31, 2000	3,727	3,727
Capital in excess of par value	288,325	288,325
Retained earnings	485,870	486,655
Accumulated other comprehensive loss	(54,998)	(37,763)
	731,002	749,022
Less: Cost of treasury stock	79,152	79,215
Total shareholders' equity	651,850	669,807

Total liabilities and shareholders' equity	$1,704,432	$1,731,064

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Amounts in thousands)
(Unaudited)
	For the Three Months
	Ended March 31,
	2001	2000
Cash flows from operating activities:
Income (loss) before income taxes	$ (469)	$ 8,222

Adjustments to reconcile income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	23,333	22,384
Provision for losses on receivables	135	332
Equity in losses of unconsolidated joint ventures	913	622
Gain on sale of business	(4,250)	-
Gain on sale of assets	(86)	(113)
Other items not requiring (providing) cash	230	(1,151)

Changes in operating assets and liabilities, net of businesses purchased and sold:
Receivables	6,752	(16,186)
Inventories	(16,023)	(19,591)
Other current assets	6,903	(4,029)
Accounts payable and accrued expenses	(30,106)	12,538
Other noncurrent liabilities	1,216	(198)

Net cash (used for) provided by continuing operations before income taxes	(11,452)	2,830
Net cash used for discontinued operations before income taxes	(702)	(431)
Income taxes refunded (paid), net	(6,057)	6,193
Net cash provided by (used for) operating activities	(18,211)	8,592

Cash flows from investing activities:
Business sold	36,000	-
Businesses purchased, net of cash acquired	560	(2,431)
Purchase of property, plant and equipment	(22,374)	(23,748)
Sale of property, plant and equipment	291	220
Other investing activities	(2,056)	2,626
Net cash provided by (used for) investing activities	12,421	(23,333)

Cash flows from financing activities:
Proceeds from sale of accounts receivable, net	2,000	23,429
Proceeds from debt	15,700	1,991
Payments of debt	(1,167)	(482)
Other financing activities	(514)	(505)
Net cash provided by financing activities	16,019	24,433

Effect of exchange rate changes on cash and cash equivalents	(6,654)	(1,350)

Net increase in cash and cash equivalents	3,575	8,342

Cash and cash equivalents at beginning of period	49,977	68,164

Cash and cash equivalents at end of period	$ 53,552	$ 76,506
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

     In the fourth quarter of 2000, Sequa changed its financial statement presentation of sales and cost of sales to be in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 concerning revenue recognition issues. The change does not impact Sequa's reported operating income, but sales and cost of sales have been reclassified in the Consolidated Statement of Operations for the prior interim period. The change affects only the Metal Coating segment and increased both sales and cost of sales for the three months ended March 31, 2001 and 2000 by $2,667,000 and $2,849,000, respectively.

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

     The consolidated financial statements included herein have been prepared by Sequa, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present Sequa's results for the interim periods presented. Except for a $4,250,000 gain on the sale of the Caval Tool Division of the Chromalloy Gas Turbine subsidiary and a $2,200,000 restructuring charge at the can machinery operation recorded in the first quarter of 2001, all other such adjustments consisted of normal recurring items. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although Sequa believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these

Note 1. Basis of presentation (cont'd)

consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Sequa's latest Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2. Comprehensive Income/(Loss)

     Comprehensive income/(loss) includes net income (loss) and other comprehensive income (loss) items which are recorded within a separate component of equity in the balance sheet and are excluded from net income (loss). Sequa's other comprehensive income items include foreign currency translation adjustments, unrealized gains and losses on certain securities and unrealized gains and losses on cash flow hedges of certain intercompany and anticipated transactions denominated in a foreign currency. Since undistributed earnings of Sequa's foreign subsidiaries are intended to be permanently reinvested, taxes have not been provided for foreign currency translation adjustments.

Comprehensive loss for the three-months ended March 31, 2001 and 2000 is as follows:

	(Thousands of Dollars)
	(Unaudited)
	For the Three Months
	Ended March 31,
	2001	2000
Net income (loss)	$ (269)	$ 4,222
Other comprehensive income (loss):
Foreign currency translation adjustments	(17,100)	(5,825)
Unrealized loss on marketable securities	(38)	-
Tax benefit on unrealized loss on marketable securities	13	-
Unrealized loss on cash flow hedges	(170)	-
Tax benefit on unrealized loss on cash flow hedges	60	-

Comprehensive loss	$(17,504)	$(1,603)
Note 3. Earnings (loss) per share

     Basic earnings (loss) per share (EPS) for each of the periods have been computed by dividing the net earnings or loss, after deducting dividends on cumulative convertible preferred stock, by the weighted average number of common shares outstanding during the period.

Note 3. Earnings per share (cont'd)

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

The computation of basic and diluted EPS is as follows:

(Thousands of Dollars)
	(Unaudited)
	For the
	Three Months
	Ended March 31,
	2001	2000

Net income (loss)	$ (269)	$ 4,222

Less: Preferred stock dividends	(516)	(516)

Net income (loss) available to common stock	$ (785)	$ 3,706

Weighted average number of common shares outstanding-basic	10,378	10,371

Exercise of stock options	2	-

Weighted average number of common shares outstanding - diluted	10,380	10,371

Basic earnings (loss) per common share	$ (0.08)	$ 0.36

Diluted earnings (loss) per common share	$ (0.08)	$ 0.36

Note 4. Trade Receivables, Net

     Sequa Receivables Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement extending through November 2003 under which it is able to sell up to $120,000,000 of an undivided percentage ownership interest in Sequa's eligible trade receivables through a bank sponsored facility. Under the terms of the agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any

Note 4. Trade Receivables, Net (cont'd)

distribution to Sequa. Trade receivables are net of $120,000,000 at March 31, 2001 and $118,000,000 at December 31, 2000 of receivables sold under the agreement. Other, net in the Consolidated Statement of Operations for the three months ended March 31, 2001 and 2000 includes $1,783,000 and $1,507,000, respectively, of discount expense related to the sale of receivables.

     Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in September 2000 and replaces SFAS No. 125 which was similarly titled. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The criteria of SFAS No. 140 as they relate to Sequa's Receivables Purchase Agreement are not expected to have a material effect on Sequa's consolidated financial statements.

Note 5. Inventories

The inventory amounts at March 31, 2001 and December 31, 2000 were as follows:

	(Thousands of Dollars)
	(Unaudited)
	March 31, 2001	December 31, 2000
Finished goods	$134,642	$127,908
Work in process	105,992	106,536
Raw materials	150,588	148,550
Long-term contract costs	7,031	5,255
Customer deposits	(15,401)	(14,553)
	$382,852	$373,696

Note 6. Derivatives and Financial Instruments

     Sequa is exposed to market risk from changes in foreign currency exchange rates and from changes in the prices of certain commodities which impact its earnings, cash flows and financial condition. Sequa manages its exposure to this market risk through its regular operating and financial activities and, when appropriate, through the use of derivative financial instruments. Sequa has well-established policies and procedures governing the use of derivative financial instruments as risk management tools and does not buy, hold or sell derivative financial instruments for trading purposes. Sequa's primary foreign currency exposures relate to the British, French, German, Dutch and Italian currencies and to the Euro. To mitigate the short-term effect of changes in currency exchange rates, Sequa utilizes forward foreign exchange contracts to manage its exposure to certain existing assets and liabilities and to hedge firm commitments, forecasted transactions and intercompany transactions that are of a long-term investment nature denominated in currencies other than the functional currency. In the past, Sequa has utilized natural gas swap agreements to convert a portion of certain operations' estimated natural gas requirements to fixed rates. There were no natural gas swap agreements in effect during the three months ended March 31, 2001.

     On January 1, 2001, Sequa adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Depending on the use of a derivative and whether it has been designated and qualifies as a hedge, gains or losses resulting from changes in the value of the derivative would be recognized currently in earnings or reported as a component of other comprehensive income. Adoption of these statements have resulted in an immaterial charge included in the Consolidated Statement of Operations and a $170,000 loss included in other comprehensive income.

     At March 31, 2001, Sequa had short-term forward foreign exchange contracts for the sale of $37.5 million and the purchase of $68.4 million of foreign currencies for the purpose of managing its exposure to exchange rate fluctuations on certain recognized assets and liabilities denominated in a currency other than the functional currency. Gains and losses on these contracts are recorded as offsets to the losses and gains reported in earnings upon remeasurement of the foreign currency denominated asset or liability into the functional currency.

     At March 31, 2001, Sequa had short-term forward foreign exchange contracts for the purchase of $1.9 million of foreign currencies for the purpose of hedging the cash flow of intercompany firm sales commitments denominated in a currency

Derivative and Other Financial Instruments (cont'd)

other than the functional currency. These contracts are generally in the amount of the firm commitment, extend to the expected delivery date and are highly effective as a hedge of the cash flow variability of the intercompany commitment. Gains and losses on these contracts representing the effective portion of the hedging activity are included as a component of other comprehensive income. These deferred gains and losses are recognized in operating income in the period in which the sale is realized. Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Operations, and were not material in the first quarter of 2001.

     At March 31, 2001, Sequa had short-term forward foreign exchange contracts for the sale of $0.4 million of foreign currencies for the purpose of hedging the fair value of certain firm sales commitments with third parties denominated in a currency other than the functional currency. These contracts are generally in the amount of the firm commitment, extend to the expected delivery date and are highly effective as a hedge of the fair value of the commitment. Gains and losses on the forward contracts as well as losses and gains on the firm commitments are reported currently in operating income. Net gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Operations, and were not material in the first quarter of 2001.

     At March 31, 2001, Sequa had short-term forward foreign exchange contracts for the sale of $2.9 million of foreign currencies for the purpose of hedging the cash flows expected from forecasted sales denominated in a currency other than the functional currency. Gains and losses on these contracts representing the effective portion of the hedging activity are included as a component of other comprehensive income. These deferred gains and losses are recognized in operating income in the period in which the forecasted sale is realized. Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Operations, and were not material in the first quarter of 2001.

     At March 31, 2001, Sequa had forward foreign exchange contracts for the sale of $9.5 million of foreign currencies, for the purpose of hedging long-term intercompany loans for which settlement is not planned or anticipated in the foreseeable future. Gains and losses on these contracts representing the effective portion of the hedging activity are included in foreign currency translation adjustments, a component of other comprehensive income, as are the losses and gains associated with the remeasurement of the loans into the functional currency. Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Operations, and were not material in the first quarter of 2001.

Note 7. Subsequent Event

     On April 2, 2001, Sequa completed an offering of $200,000,000 of 8 7/8% Senior Notes due April 1, 2008 through a private placement under Rule 144A of the Securities Act of 1933, as amended (The Securities Act). Sequa intends to register a series of senior notes under The Securities Act which will be substantially identical to the 8 7/8% Senior Notes, and to exchange the 8 7/8% Senior Notes for the registered notes. Net proceeds received on April 2, 2001 from the 8 7/8% Senior Notes offering amounted to $196,750,000. The proceeds were used to repay approximately $100,000,000 outstanding under Sequa's revolving credit agreement. The remainder will be used to redeem $66,425,000 of 10.1% medium term notes when they mature in mid-May 2001 and for general corporate purposes. The medium term notes have been classified as long-term debt in the accompanying Consolidated Balance Sheet, as it is management's intent to refinance this debt with the 8 7/8% Senior Notes. Concurrent with the completion of the 8 7/8% Senior Notes offering, Sequa's revolving credit facility was reduced to $75,000,000 from $150,000,000. The revolving credit facility extends through October 2002.

Note 8. Summary Business Segment Data

Sequa's sales and operating income (loss) by business segment are as follows:

	(Thousands of Dollars) (Unaudited)
Sales			Operating Income (Loss)
	First Quarter		First Quarter
	2001	2000	2001	2000

Aerospace	$191,675	$194,883	$14,919	$14,030
Propulsion	69,047	62,925	(521)	3,956
Metal Coating	48,415	55,347	322	4,417
Specialty Chemicals	35,343	39,089	3,776	4,257
Other Products	85,639	78,398	(819)	2,274
Corporate	-	-	(5,368)	(6,353)
TOTAL	$430,119	$430,642	$12,309	$22,581

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Sales

     Aerospace sales declined 2% in the first quarter of 2001. On a pro forma basis, sales advanced 5%, after excluding the prior year's sales of businesses contributed to joint ventures during 2000 and the March 2000 sales of Caval Tool, which was divested on February 28, 2001. Sales of units serving the military and commercial repair markets advanced 4% in the first quarter of 2001, despite the absence of sales from operations contributed to joint ventures with Siemens Westinghouse and Rolls-Royce during 2000 ($6.3 million) and the unfavorable effect of translating foreign sales to U.S. dollars (approximately $2.1 million). Original equipment sales declined 15% in the first quarter, reflecting four primary factors: the continued effect of global outsourcing programs by the jet engine OEMs; lower sales to the U.S. Government; the divestiture of the Caval Tool unit in late February 2001; and the unfavorable effect of translating foreign sales to U.S. dollars (approximately $1.2 million).

     Sales of the Propulsion segment advanced 10% in the first quarter of 2001, with increases in automotive products and liquid propulsion tempered by a decline in the solid rocket motor product line. Sales of automotive airbag inflators were higher primarily due to the February 1, 2001 acquisition by an ARC affiliate of certain assets and the ongoing automotive inflator business of BAG S.p.A., the Italian joint venture previously owned 50/50 by ARC and Breed Technologies, Inc. Liquid propulsion sales advanced primarily due to increases on a contract to refurbish the post boost control system of the Minuteman III missile. Solid propulsion sales declined primarily due to reductions in three military production programs.

     Sales of the Metal Coating segment decreased 13% in the first quarter of 2001, with declines in each of its major product areas: building products, containers and manufactured products. The declines reflect the general U.S. economic slowdown and, in the case of building products, the effect of unusually severe winter weather. In the fourth quarter of 2000, Sequa changed its financial statement presentation of sales and cost of sales to be in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 concerning revenue recognition. The change affected only the Metal Coating segment and increased both sales and cost of sales by $2.8 million in the first quarter of 2000. Although the change did not affect reported operating income, operating income as a percentage of sales decreased by 0.4% as a result of the change in the first quarter of 2000.

Sales (cont'd)

     Sales of the Specialty Chemicals segment declined 10% in the first quarter of 2001 due to the impact of the weakening of the British pound on reported U.S. dollar results. Local currency sales of both TAED and the chemical distribution business were on a par with levels achieved in the first quarter of 2000.

     Sales of the Other Products segment increased 9% in the first quarter of 2001. MEGTEC Systems sales rose 13%, with a 56% increase in the graphic arts product line partially offset by lower sales of emission control equipment and industrial dryers. Sales of the can machinery unit more than doubled from a depressed 2000 base. The increase reflects the timing of shipments in traditional can forming and decorating lines, as well as higher sales of specialty can systems and the inclusion of Formatec, which was acquired in the second quarter of 2000. The overall sales of this unit remain at a low level, and recovery of the worldwide market is not anticipated in 2001. Sales of Casco Products, the automotive products unit, declined 18% in the first quarter of 2001 due to inventory reduction programs at the North American automobile companies. Sales of foreign units were on a par with 2000 results, as small local currency improvements were eliminated by translation into a stronger U.S. dollar. Sales of the Men's Apparel unit were down 21% in the first quarter of 2001. Formalwear backlog at March 31, 2001, was also down 38% from the prior year.

Operating Income

     Operating income of the Aerospace segment advanced 6% in the first quarter of 2001. The segment benefited from the absence of product development costs (which had totaled $1.8 million in the year-ago quarter) at a component manufacturing unit now accounted for as an equity investment, and a return to profitability by those units primarily engaged in OEM activities. These favorable effects were partially offset by lower profits at units primarily engaged in repair activities. The decline in repair unit profits primarily reflects the absence of operating income from businesses contributed to joint ventures during 2000. The benefit of higher sales was offset primarily by higher costs and the translation of profits from foreign operations into U.S. dollars.

     The Propulsion segment reported a $0.5 million loss in the first quarter of 2001, whereas this segment had a profit of $4.0 million in the comparable 2000 quarter. The loss reflects an unfavorable shift in the mix of airbag inflator sales, lower average pricing in this unit, and the consolidation of the Italian airbag inflator operation beginning February 1, 2001. (Previously, results of BAG S.p.A. were included in Equity in Loss of Unconsolidated Joint Ventures.) Results of the liquid

Operating Income (cont'd)
propulsion unit were higher, benefiting from increased sales, better margins and lower bid and proposal costs. Results in the solid rocket motor product lines were on a par with the prior year period.

     Operating income in the Metal Coating segment decreased 93% in the first quarter of 2001. The sharp decline reflects the steep increase in natural gas expense (up approximately $1.9 million) and the impact of a 13% decline in sales, partially offset by the benefits from continuing quality improvement programs and other cost containment initiatives.

     Operating income of the Specialty Chemicals segment declined 11% in the first quarter of 2001, largely due to the unfavorable effect of translating to U.S. dollars results denominated in British pounds. A portion of the decline was due to the January 1, 2001 implementation of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as subsequently amended by SFAS No. 138.

     The Other Products segment recorded a $0.8 million loss in the first quarter of 2001, whereas this segment had posted a $2.3 million profit in the comparable quarter of 2000. MEGTEC Systems registered a $3.1 million favorable swing in results, recording a small profit in the 2001 period. The improvement was attributable to higher sales, product mix, and lower research and development costs. The can machinery operation recorded a loss in the first quarter of 2001, which included a $2.2 million restructuring provision to cover the costs of closing a facility and reducing headcount. Without the restructuring charge, the unit registered a small loss in 2001, as the benefits of higher sales were more than offset by an unfavorable sales mix shift, the impact on absorption of significantly lower production volumes, increased product development expenses and higher administrative costs due to the addition of Formatec. Operating income at the automotive products unit declined 62% in the first quarter of 2001, with the domestic unit sharply down due to lower sales and continuing pressure on margins and the overseas units unchanged due to the effect of translating improved local currency results to U.S. dollars. Operating income at the Men's Apparel unit declined 46% primarily due to lower sales and an unfavorable sales mix shift, tempered by lower selling costs.

Interest Expense

     The first quarter increase in interest expense of $1.1 million was due to an increase in average borrowings to support working capital needs stemming from growth initiatives at Sequa's Chromalloy Gas Turbine unit.

Equity in Loss of Unconsolidated Joint Ventures

     Sequa has investments in numerous unconsolidated joint ventures, which amounted to $55.0 million at March 31, 2001 and $65.7 million at December 31, 2000. The combination of income and losses of these joint ventures resulted in net equity losses of $0.9 million in the first quarter of 2001 and $0.6 million in the first quarter of 2000. The largest of these joint ventures are discussed in the following paragraphs.

     On February 1, 2001, ARC, through an affiliate, acquired certain assets and the ongoing automotive airbag inflator business of BAG S.p.A. pursuant to an overall settlement agreement with its former joint venture partner, Breed Technologies, Inc. The results of operations as they relate to the acquired assets and the ongoing inflator business of BAG S.p.A. have been fully consolidated with those of Sequa from the acquisition date. Sequa continues to have an equity investment in BAG S.p.A. reflecting underlying assets established for certain liabilities anticipated to be incurred as the venture is wound down. Sequa's investment in BAG S.p.A. was $2.5 million at March 31, 2001 and $15.2 million at December 31, 2000. Sequa's first-quarter share of equity results was a net loss of $0.4 million in both 2001 and 2000.

     Chromalloy Gas Turbine formed five new joint ventures within the last twelve months. In May 2000, Chromalloy Gas Turbine reduced its majority ownership interest in a component manufacturing operation to 50%. Accounts of this operation are included in the Consolidated Statement of Operations for the period of majority ownership.

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

Equity in Loss of Unconsolidated Joint Ventures (cont'd)

     In June 2000, Chromalloy Gas Turbine purchased a 49% ownership interest in an existing operation that operates as Masaood John Brown Ltd (MJB), with a facility in the United Arab Emirates. MJB is a partnership with Mohammed Bin Masaood & Sons and provides repair and maintenance services to industrial gas turbine operators.

     In August 2000, Chromalloy Gas Turbine signed agreements with Rolls-Royce plc to form two 50/50 joint ventures: Turbine Surface Technologies Ltd (TST), which will provide advanced technology coatings for Rolls-Royce turbine components; and Turbine Repair Technologies Ltd (TRT), which provides advanced aero engine component repair services for certain Rolls-Royce engines. TST is not expected to generate sales until 2002, and the investment in this joint venture was nominal as of March 31, 2001. The formation of TRT was completed at the end of September 2000.

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

     Sequa's investment in Chromalloy Gas Turbine's numerous joint ventures was $43.7 million at March 31, 2001 and $41.5 million at December 31, 2000. Sequa's first quarter equity share in these ventures was a net loss of $0.5 million in 2001 and $0.3 million in 2000.

     The Metal Coating unit has a 50/50 partnership with NCI Building Systems, Inc. in Midwest Metal Coatings (MMC) to coat coils of heavy gauge steel for structural components used in the building products market. Sequa's investment in MMC was $8.8 million at March 31, 2001 and $9.0 million at December 31, 2000. Sequa's first quarter equity share was nominal in both 2001 and 2000.

Other, Net

     In the first quarter of 2001, Other, net included a $4.3 million gain on the sale of the Caval Tool Division of the Chromalloy Gas Turbine subsidiary; $1.8 million of discount expense on the sale of accounts receivable; and $0.7 million of expense on the cash surrender value of corporate-owned life insurance. In the first quarter of 2000, Other, net included $1.5 million of discount expense on the sale of accounts receivable.

Income Tax Provision

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the first quarters of 2001 and 2000 were based upon estimated annual pre-tax earnings and reflect nondeductible goodwill amortization and the effect of a provision for state income and franchise taxes.

Risk/Concentration of Business

     Sequa is engaged in the automotive airbag inflator business through ARC and until February 2001 through ARC's 50% equity investment in BAG S.p.A. On February 1, 2001, ARC Automotive Italia purchased certain assets and the ongoing airbag inflator business of BAG S.p.A. ARC's major customer for airbag inflators is Breed, which is supplied under a long-term contract.

     Breed and its subsidiaries accounted for $24.7 million of ARC's first quarter sales in 2001 and $18.9 million in 2000. Breed Italian Holdings S.r.l. (BIH), a Breed subsidiary, previously accounted for all of BAG S.p.A.'s sales. However, BIH will account for only approximately 60% of ARC Automotive Italia's sales, primarily due to a BIH customer now buying directly from ARC Automotive Italia. ARC Automotive Italia's first quarter 2001 sales to BIH amounted to $4.3 million.

     Chromalloy Gas Turbine's divisions compete for turbine engine repair business with a number of other companies, including the manufacturers of jet engines (OEMs). The OEM's generally have obligations (contractual and otherwise) to approve vendors to manufacture components for their engines and/or perform repair services on their engines and components. Chromalloy has a number of such approvals, including licensing agreements, which allow it to manufacture and repair certain components of flight engines. The loss of a major OEM's approval to manufacture or repair components for the OEM's engines could have an adverse effect on Chromalloy, although management believes it has certain actions available to it to mitigate this effect.

Derivatives and Financial Instruments

     On January 1, 2001, Sequa adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Depending on the use of a derivative and whether it has been designated and qualifies as a hedge, gains or losses resulting from changes in the value of the derivative would be recognized currently in earnings or reported as a component of other comprehensive income. Adoption of these statements have resulted in an immaterial charge included in the Consolidated Statement of Operations and a $0.2 million loss included in other comprehensive income. For a more detailed discussion of the effect of SFAS No. 133, see Note 6 to the consolidated financial statements contained herein.

Euro Conversion

     On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their own currencies and the European Union's common currency (Euro). The transition period for the introduction of the Euro will extend to January 1, 2002. Sequa has identified Euro conversion compliance issues and is working to avoid anticipated problems.

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

Environmental Matters (cont'd)

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At March 31, 2001, the potential exposure for such costs is estimated to range from $11 million to $23 million, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $20.6 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, it is currently estimated that remediation costs will be in the range of $6 million to $10 million during 2001 and between $4 million and $6 million during 2002. During the first three months of 2001, actual expenditures for the remediation of previously contaminated sites were $0.7 million.

Backlog

     The businesses of Sequa for which backlogs are significant are the Turbine Airfoils, TurboCombuster Technology and Castings units of the Aerospace segment; the solid and liquid rocket motor operations of the Propulsion segment; and the Sequa Can Machinery, MEGTEC Systems and Men's Apparel units of the Other Products segment. The aggregate dollar amount of backlog in these units at March 31, 2001 was $279.2 million ($281.2 million at December 31, 2000. Increases in backlog at the Propulsion segment and MEGTEC Systems unit were offset by decreases at the Aerospace segment and the Sequa Can Machinery and Men's Apparel units.

     Sales of the Men's Apparel unit are seasonal, with stronger sales in the first six months of the year; accordingly, this unit's backlog is normally higher at December 31 than at any other time of the year. The backlog value at December 31, 2000 excludes the Aerospace segment's Caval Tool unit which was divested in February 2001.

Liquidity and Capital Resources

     Net cash used for operating activities was $18.2 million in the first quarter of 2001, compared with $8.6 million provided by operating activities in the first quarter of 2000. The primary reasons for the $26.8 million decrease in cash provided by operating activities were: a lower level of operating income and an increase in taxes paid primarily reflecting the absence of a Federal tax refund received in the first quarter of 2000. Cash provided by investing activities was $12.4 million in the first

Liquidity and Capital Resources (cont'd)

quarter of 2001, compared with $23.3 million used for investing activities in the first quarter of 2000. The $35.7 million increase primarily relates to the proceeds on the sale of the Caval Tool Division of the Chromalloy Gas Turbine subsidiary. Net cash from financing activities was $16.0 million in the first quarter of 2001, compared with $24.4 million in the first quarter of 2000. The $8.4 million decrease reflects a smaller increase in the level of funding required from the combined use of the Receivables Purchase Agreement and the revolving credit facility.

     On April 2, 2001, Sequa completed an offering of $200 million of 8 7/8% Senior Notes due April 1, 2008 through a private placement under Rule 144A of The Securities Act of 1933, as amended (The Securities Act). Sequa intends to register a series of senior notes under The Securities Act which will be substantially identical to the 8 7/8% Senior Notes, and to exchange the 8 7/8% Senior Notes for the registered notes. Net proceeds received on April 2, 2001 from the 8 7/8% Senior Notes offering amounted to $196.8 million. The proceeds were used to repay approximately $100 million outstanding under Sequa's revolving credit agreement. The remainder will be used to redeem $66.4 million of 10.1% medium term notes when they mature in mid-May 2001 and for general corporate purposes. The medium term notes have been classified as long-term debt in the accompanying Consolidated Balance Sheet, as it is management's intent to refinance this debt with the 8 7/8% Senior Notes. Concurrent with the completion of the 8 7/8% Senior Notes offering, Sequa's revolving credit facility was reduced to $75 million from $150 million. The revolving credit facility extends through October 2002.

     Sequa has had an issue with the Internal Revenue Service (IRS) involving the 1989 restructuring of two subsidiaries. While management believes its tax position in this matter was appropriate, it had taken the conservative position of providing reserves to cover an adverse outcome. At March 31, 2001, the net amount involved was approximately $59 million, composed of the potential liability associated with the restructuring and related tax issues; interest expense, net of tax benefit, from the date of the resulting tax refund; and deferred tax assets for portions of tax loss and credit carryforwards which could be utilized in a settlement. In October 1998, Sequa made a deposit of $24.0 million with the IRS against the expected liability for additional tax and interest that may be assessed against Sequa related to certain of these tax matters. The deposit stopped the running of interest with respect to the amounts deposited. Management has been in discussions with the IRS on these matters for several years and has reached an informal agreement settling this matter with the IRS. There are several steps involved in finalizing this agreement, including approval by the Joint Committee on Taxation of the US Congress. If the agreement is

Liquidity and Capital Resources (cont'd)

approved, no significant additional tax or interest will be paid or refunded. Management anticipates that the agreement with the IRS will be finalized in 2001, at which time approximately $35 million, representing the reversal of reserves no longer required, would be recorded as income through a reduction of the income tax provision.

     Capital expenditures amounted to $22.4 million in the first quarter of 2001 and $23.7 million in the first quarter of 2000, with spending in the 2001 period concentrated in the Aerospace and Propulsion segments. These funds were primarily used to upgrade existing facilities and equipment and to expand capacity. Sequa has revised its capital spending estimate for 2001 and currently anticipates spending to be approximately $80 to $85 million and to be concentrated in the same segments.

     Management currently anticipates that cash flow from operations; the $75.0 million available at May 9, 2001 under the revolving credit agreement; the $53.6 million of cash and cash equivalents on hand at March 31, 2001; and the remaining proceeds of the 8 7/8% Senior Notes issued on April 2, 2001 will be sufficient to repay the remaining $66.4 million principal balance of the medium-term notes and to fund Sequa's operations, niche acquisitions and airline spare parts inventory purchases for the next year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in Sequa's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the year ended December 31, 2000, which Item is incorporated herein by reference.

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

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	10.3	Amendment No. 4 to the Credit Agreement, constituting Exhibit 10.1 to Sequa's Annual Report on Form 10-K for the year ended December 31, 2000, dated as of March 16, 2001 (filed herewith).

(b)	Reports on Form 8-K

Registrant filed a Current Report on Form 8-K dated January 10, 2001 with respect to Registrant's press release dated January 8, 2001 announcing the settlement by Registrant's subsidiary, Atlantic Research Corporation ("ARC") with Breed Technologies, Inc. ("Breed") recovering a portion of receivables due to ARC (Items 5 and 7(c).)

Registrant filed a Current Report on Form 8-K dated February 12, 2001 with respect to Registrant's press release dated February 8, 2001 announcing the completion of the acquisition by ARC Automotive Italia, S.r.L., an affiliate of ARC of the purchase of certain assets of BAG S.p.A., previously a joint venture between ARC and Breed (Items 5 and 7(c).)

Registrant filed a Current Report on Form 8-K dated March 12, 2001 with respect to Registrant's press release dated March 7, 2001 announcing Registrant's financial results for the three-month and twelve-month periods ended December 31, 2000 and providing first quarter forecast/outlook for 2001 (Items 5 and 7(c).)

Registrant filed a Current Report on Form 8-K dated March 23, 2001 with respect to Registrant's press release dated March 23, 2001 announcing the proposed offering of $200 million aggregate principal amount of new Senior Notes due 2008 through a private placement under Rule 144A (Items 5 and 7(c).)

           Pursuant to the requirements of the Securities

           Exchange Act of 1934, the Registrant has duly

           caused this report to be signed on its behalf

           by the undersigned thereunto duly authorized.

                      SEQUA CORPORATION

                      BY  /S / WILLIAM P. KSIAZEK
                           William P. Ksiazek
                           Vice President and Controller

May 14, 2001