Form 10-Q
period 2001-06-30
SEQUA CORP /DE/
filed 2001-08-14
CIK 95301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended	June 30, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	1-804

SEQUA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-1885030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Park Avenue, New York, New York 10166
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code.	(212)986-5500

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2001

Class A Common Stock, no par value	7,055,393
Class B Common Stock, no par value	3,329,780

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sequa Corporation and Subsidiaries
Consolidated Statement of Income
(Amounts in thousands, except per share)
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2001	2000	2001	2000

Sales	$ 878,727	$880,332	$448,608	$ 449,689

Costs and expenses
Cost of sales	721,485	704,814	366,292	358,500
Selling, general and administrative	124,411	127,261	61,794	65,513
	845,896	832,075	428,086	424,013

Operating income	32,831	48,257	20,522	25,676

Other income (expense)
Interest expense	(31,270)	(27,323)	(16,668)	(13,783)
Interest income	2,745	2,223	1,530	1,090
Equity in income (loss) of unconsolidated joint ventures	3	(1,444)	917	(822)
Other, net	(3,191)	(1,249)	(4,714)	81

Income before income taxes	1,118	20,464	1,587	12,242

Income tax provision	(700)	(10,800)	(900)	(6,800)
Tax settlement	36,000	-	36,000	-
Net income	36,418	9,664	36,687	5,442

Preferred dividends	(1,032)	(1,032)	(516)	(516)

Net income available to common stock	$ 35,386	$ 8,632	$ 36,171	$ 4,926

Basic earnings per share	$ 3.41	$ 0.83	$ 3.49	$ 0.47

Diluted earnings per share	$ 3.33	$ 0.83	$ 3.36	$ 0.47

Dividends declared per share
Preferred	$ 2.50	$ 2.50	$ 1.25	$ 1.25

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands)

ASSETS

	(Unaudited)
	June 30,	December 31,
	2001	2000
Current assets
Cash and cash equivalents	$ 126,688	$ 49,977
Trade receivables (less allowances of $13,091 and $14,121)	233,741	225,955
Unbilled receivables (less allowances of $1,401 and $2,661)	42,081	40,882
Inventories	391,958	373,696
Deferred taxes, net	31,071	-
Other current assets	28,455	32,824
Total current assets	853,994	723,334

Investments
Investments and other receivables	65,137	84,921
Net assets of discontinued operations	98,544	97,545
	163,681	182,466

Property, plant and equipment, net	493,546	482,821

Other assets
Excess of cost over net assets of companies acquired	303,063	305,570
Deferred charges and other assets	40,967	36,873
	344,030	342,443

Total assets	$1,855,251	$1,731,064

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

	(Unaudited)
	June 30,	December 31,
	2001	2000
Current liabilities
Current maturities of long-term debt	$ 3,430	$ 1,439
Accounts payable	146,440	145,841
Taxes on income	-	9,853
Accrued expenses	183,702	180,230
Total current liabilities	333,572	337,363

Noncurrent liabilities
Long-term debt	707,719	590,607
Deferred taxes on income	48,588	45,396
Other noncurrent liabilities	81,222	87,891
	837,529	723,894
Shareholders' equity
Preferred stock--$1 par value, 1,825,000 shares authorized, 797,000 shares of $5 cumulative convertible stock issued at June 30, 2001 and December 31, 2000 (involuntary liquidation value--$17,181 at June 30, 2001)	797	797
Class A common stock--no par value, 50,000,000 shares authorized, 7,284,000 shares issued at June 30, 2001 and 7,281,000 issued at December 31, 2000	7,284	7,281
Class B common stock--no par value, 10,000,000 shares authorized, 3,727,000 shares issued at June 30, 2001 and December 31, 2000	3,727	3,727
Capital in excess of par value	288,251	288,325
Retained earnings	522,041	486,655
Accumulated other comprehensive loss	(59,052)	(37,763)
	763,048	749,022
Less: Cost of treasury stock	78,898	79,215
Total shareholders' equity	684,150	669,807

Total liabilities and shareholders' equity	$1,855,251	$1,731,064

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Amounts in thousands)
(Unaudited)
	For the Six Months
	Ended June 30,
	2001	2000
Cash flows from operating activities:
Income before income taxes	$ 1,118	$ 20,464

Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	47,283	44,990
Provision for losses on receivables	(457)	317
Equity in (income) loss of unconsolidated joint ventures	(3)	1,444
Gain on sale of business	(4,250)	-
Gain on sale of assets	(182)	(113)
Other items not requiring (providing) cash	3,068	(2,270)

Changes in operating assets and liabilities, net of businesses purchased and sold:
Receivables	31,623	(18,535)
Inventories	(27,501)	(35,735)
Other current assets	3,822	(4,745)
Accounts payable and accrued expenses	(21,320)	26,097
Other noncurrent liabilities	2,587	(2,084)

Net cash provided by continuing operations before income taxes	35,788	29,830
Net cash used for discontinued operations before income taxes	(2,310)	(630)
Income taxes refunded (paid), net	(9,451)	4,282
Net cash provided by operating activities	24,027	33,482

Cash flows from investing activities:
Business sold	36,000	-
Businesses purchased, net of cash acquired	(2,092)	(8,977)
Purchase of property, plant and equipment	(43,598)	(48,737)
Sale of property, plant and equipment	294	2,820
Other investing activities	(2,218)	(3,293)
Net cash used for investing activities	(11,614)	(58,187)

Cash flows from financing activities:
Proceeds from sale of accounts receivable, net	(37,000)	34,000
Proceeds from debt	197,536	3,292
Payments of debt	(88,478)	(6,817)
Other financing activities	(945)	(1,021)
Net cash provided by financing activities	71,113	29,454

Effect of exchange rate changes on cash and cash equivalents	(6,815)	(5,576)

Net increase (decrease) in cash and cash equivalents	76,711	(827)

Cash and cash equivalents at beginning of period	49,977	68,164

Cash and cash equivalents at end of period	$126,688	$ 67,337
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

     In the fourth quarter of 2000, Sequa changed its financial statement presentation of sales and cost of sales to be in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 concerning revenue recognition issues. The change does not impact Sequa's reported operating income, but sales and cost of sales have been reclassified in the Consolidated Statement of Income for the prior interim periods. The change affects only the Metal Coating segment and increased both sales and cost of sales for the six months ended June 30, 2001 and 2000 by $4,256,000 and $5,516,000, respectively. The change increased both sales and cost of sales in the second quarter of 2001 and 2000 by $1,588,000 and $2,667,000, respectively.

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

     The consolidated financial statements included herein have been prepared by Sequa, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present Sequa's results for the interim periods presented. Such adjustments consisted of normal recurring items with the exception of the following: $36,000,000 of income representing the reversal of reserves no longer required due to a tax settlement, $3,168,000 of expense on the fair market valuation of a gas swap and related option, an additional $470,000 of restructuring charges at the can machinery operation and $243,000 of restructuring charges at the Men's Apparel unit recorded in the second quarter of 2001; a $4,250,000 gain on the sale of the Caval Tool Division of the Chromalloy Gas Turbine subsidiary and $2,200,000 of restructuring charges at the can machinery operation recorded in the first quarter of 2001; a $3,225,000 charge relating to an early retirement program at the Specialty Chemicals operation and $1,013,000 of income related to the final resolution of matters associated with the sale of a Chromalloy Gas Turbine business in the United Kingdom recorded in the second quarter of 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although Sequa believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the Note 1.   Basis of presentation (cont'd)

financial statements and notes thereto included in Sequa's latest Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2. Tax Settlement

     On July 25, 2001, the Internal Revenue Service (IRS) issued notification to Sequa that a settlement agreement concerning the 1989 restructuring of two subsidiaries was approved. The notification (received on August 1, 2001) finalizes Sequa's tax liability in the matter. Further notification is pending regarding the final amount of interest owed.

     While management believed that its position in this matter was appropriate, it had taken the conservative position of providing reserves to cover an adverse outcome. The total amount involved was approximately $59,000,000, composed of the potential liability associated with the restructuring and related tax issues; interest expense, net of tax benefit, from the date of the resulting tax refund; and deferred tax assets for portions of tax loss and credit carryforwards which could be utilized in a settlement. In October 1998, Sequa made a deposit of $24,000,000 with the IRS against the expected liability for additional tax and interest that could have been assessed against Sequa related to certain of these tax matters. The deposit stopped the running of interest with respect to the amount deposited.

     As a result of the settlement, no additional tax will be paid and $36,000,000, representing the reversal of reserves no longer required, has been recorded as income through a reduction in the income tax provision in the second quarter of 2001. An additional adjustment prior to year-end is possible pending notification of the final amount of interest owed. The impact of the settlement was to increase basic earnings per share by $3.47.

Note 3. Comprehensive Income/(Loss)

     Comprehensive income/(loss) includes net income and other comprehensive income (loss) items which are recorded within a separate component of equity in the balance sheet and are excluded from net income. Sequa's other comprehensive income items include foreign currency translation adjustments, unrealized gains and losses on certain securities and unrealized gains and losses on cash flow hedges of certain intercompany and anticipated transactions denominated in a foreign currency. Since undistributed earnings of Sequa's foreign subsidiaries are intended to be permanently reinvested, taxes have not been provided for foreign currency translation adjustments.

Note 3. Comprehensive Income/(Loss) (cont'd) Comprehensive income (loss) for the six and three-month periods ended June 30, 2001 and 2000 is as follows:
	(Thousands of Dollars)
	(Unaudited)
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000
Net income	$ 36,418	$ 9,664	$ 36,687	$ 5,442
Other comprehensive income (loss):
Foreign currency translation adjustments	(21,295)	(15,652)	(4,195)	(9,827)
Unrealized gain on marketable securities	202	-	240	-
Tax provision on unrealized gain on marketable securities	(71)	-	(84)	-
Unrealized loss on cash flow hedges	(192)	-	(22)	-
Tax benefit on unrealized loss on cash flow hedges	67	-	7	-

Comprehensive income (loss)	$ 15,129	$(5,988)	$ 32,633	$(4,385)
Note 4. Earnings per share

     Basic earnings per share (EPS) for each of the periods have been computed by dividing the net earnings, after deducting dividends on cumulative convertible preferred stock, by the weighted average number of common shares outstanding during the period.

     Diluted EPS reflects the potential dilution that would have occurred if each share of the cumulative convertible preferred stock outstanding was converted into 1.322 shares of Class A common stock and the outstanding "in-the-money" options to purchase shares of Class A common stock were exercised. The conversion of preferred stock into 1.322 shares of Class A common stock was not included in the computation of diluted earnings per common share in the 2000 periods because inclusion would have had an anti-dilutive effect on EPS.

Note 4.   Earnings per share (cont'd)

The computation of basic and diluted EPS is as follows:

	(Thousands of Dollars)
	(Unaudited)
	For the		For the
	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2001 2000		2001 2000
Net income	$ 36,418	$ 9,664	$36,687	$ 5,442

Less: Preferred stock dividends	(1,032)	(1,032)	(516)	(516)

Net income available to common stock - basic	35,386	8,632	36,171	4,926

Convertible preferred stock dividend requirements	1,032	-	516	-

Income available to common stock - diluted	$ 36,418	$ 8,632	$36,687	$ 4,926

Weighted average number of common shares outstanding - basic	10,379	10,372	10,379	10,372

Conversion of convertible preferred stock	546	-	546	-

Exercise of stock options	2	1	2	3

Weighted average number of common shares outstanding - diluted	10,927	10,373	10,927	10,375

Basic earnings per share	$ 3.41	$ 0.83	$ 3.49	$ 0.47

Diluted earnings per share	$ 3.33	$ 0.83	$ 3.36	$ 0.47

Note 5. Trade Receivables, Net

     Sequa Receivables Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement extending through November 2003 under which it is able to sell up to $120,000,000 of an undivided percentage ownership interest in Sequa's eligible trade receivables through a bank sponsored facility. Under the terms of the agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any distribution to Sequa. Trade receivables are net of $81,000,000 at June 30, 2001 and $118,000,000 at December 31, 2000 of receivables sold under the agreement. Other, net in the Consolidated Statement of Income for the six months ended June 30, 2001 and 2000 includes $2,778,000 and $3,427,000,respectively, of discount expense related to the sale of receivables. Discount expense recorded in the second quarter of 2001 and 2000 was $995,000 and $1,919,000, respectively.

Note 6. Inventories

The inventory amounts at June 30, 2001 and December 31, 2000 were as follows:

		(Thousands of Dollars)
		(Unaudited)
			June 30, 2001	December 31, 2000
Finished goods		$137,783	$127,908
Work in process		110,150	106,536
Raw materials		154,494	148,550
Long-term contract costs		7,394	5,255
Customer deposits		(17,863)	(14,553)
		$391,958	$373,696

Note 7.  Deferred Taxes/Taxes on Income

     At June 30, 2001, net current deferred taxes of $52,766,000 are netted against $21,695,000 of current taxes payable. At December 31, 2001, net current deferred taxes of $52,766,000 are netted against $62,619,000 of current taxes payable. Net noncurrent deferred tax liabilities of $48,588,000 at June 30, 2001 and $45,396,000 at December 31, 2000 are presented as a single amount in the Consolidated Balance Sheet.

Note 8.   Derivatives and Financial Instruments

     Sequa is exposed to market risk from changes in foreign currency exchange rates and from changes in the prices of certain commodities which impact its earnings, cash flows and financial condition. Sequa manages its exposure to this market risk through its regular operating and financial activities and, when appropriate, through the use of derivative financial instruments. Sequa has well-established policies and procedures governing the use of derivative financial instruments as risk management tools and does not buy, hold or sell derivative financial instruments for trading purposes. Sequa's primary foreign currency exposures relate to the British, French, German, Dutch and Italian currencies and to the Euro. To mitigate the short-term effect of changes in currency exchange rates, Sequa utilizes forward foreign exchange contracts, and derivatives thereof, to manage its exposure to certain existing assets and liabilities and to hedge firm commitments, forecasted transactions and intercompany transactions that are of a long-term investment nature denominated in currencies other than the functional currency. Dependent on the volatility of the market, Sequa has utilized natural gas swap agreements to convert a portion of its natural gas requirements to fixed rates.

     On January 1, 2001, Sequa adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Depending on the use of a derivative and whether it has been designated and qualifies as a hedge, gains or losses resulting from changes in the value of the derivative would be recognized currently in earnings or reported as a component of other

Note 8.   Derivatives and Financial Instruments (cont'd)

comprehensive income. In the second quarter of 2001, Sequa incurred a $3,168,000 charge relating to a natural gas swap agreement and related option and a $309,000 charge relating to foreign exchange contracts against existing assets and liabilities. A $192,000 loss on foreign exchange contracts aimed at hedging the variability of cash flows is included in other comprehensive income.

     At June 30, 2001, Sequa had short-term forward foreign exchange contracts and derivatives thereof, for the sale of $27,261,000 and the purchase of $18,184,000 of foreign currencies for the purpose of managing its exposure to exchange rate fluctuations on certain recognized assets and liabilities denominated in a currency other than the functional currency. Gains and losses on these contracts are recorded as offsets to the losses and gains reported in earnings upon remeasurement of the foreign currency denominated asset or liability into the functional currency.

     At June 30, 2001, Sequa had short-term forward foreign exchange contracts for the purchase of $2,177,000 of foreign currencies for the purpose of hedging the cash flow of intercompany firm sales commitments denominated in a currency other than the functional currency. These contracts are generally in the amount of the firm commitment, extend to the expected delivery date and are highly effective as a hedge of the cash flow variability of the intercompany commitment. Gains and losses on these contracts representing the effective portion of the hedging activity are included as a component of other comprehensive income. These deferred gains and losses are recognized in operating income in the period in which the sale is realized. Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Income, and were not material in the six and three-month periods of 2001.

     At June 30, 2001, Sequa had short-term forward foreign exchange contracts for the sale of $320,000 of foreign currencies for the purpose of hedging the fair value of certain firm sales commitments with third parties denominated in a currency other than the functional currency. These contracts are generally in the amount of the firm commitment, extend to the expected delivery date and are highly effective as a hedge of the fair value of the commitment. Gains and losses on the forward contracts as well as losses and gains on the firm commitments are reported currently in operating income. Net gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Income, and were not material in the six and three-month periods of 2001.

     At June 30, 2001, Sequa had short-term forward foreign exchange contracts for the sale of $1,640,000 of foreign currencies for the purpose of hedging the cash flows expected from forecasted sales denominated in a currency other than the functional currency. Gains and losses on these contracts representing the effective portion of the hedging activity are included as a component of other comprehensive income. These deferred gains and losses are recognized in operating income in

Note 8.   Derivatives and Other Financial Instruments (cont'd)

the period in which the forecasted sale is realized. Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Income, and were not material in the six and three-month periods of 2001.

     At June 30, 2001, Sequa had forward foreign exchange contracts for the sale of $8,588,000 of foreign currencies, for the purpose of hedging long-term intercompany loans for which settlement is not planned or anticipated in the foreseeable future. Gains and losses on these contracts representing the effective portion of the hedging activity are included in foreign currency translation adjustments, a component of other comprehensive income, as are the losses and gains associated with the remeasurement of the loans into the functional currency. Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Income, and were not material in the six and three-month periods of 2001.

     At June 30, 2001, Sequa was a party to a natural gas swap agreement that included a written option for a one year extension exercisable at the discretion of the counterparty. The inclusion of the option enabled Sequa to obtain a fixed payment rate that was below the prevailing market. A fair market valuation of the gas swap and related option has resulted in a $3,168,000 charge in the second quarter that is included in Other, net in the Consolidated Statement of Income.

Note 9. Summary Business Segment Data

Sequa's sales and operating income (loss) by business segment are as follows:

	(Thousands of Dollars) (Unaudited)
Sales			Operating Income (Loss)
	Year to Date		Year to Date
	2001	2000	2001	2000

Aerospace	$385,970	$382,682	$32,045	$ 29,563
Propulsion	142,668	134,638	(114)	8,494
Metal Coating	111,129	116,339	7,177	11,163
Specialty Chemicals	70,280	76,155	6,815	5,006
Other Products	168,680	170,518	(1,514)	7,759
Corporate	-	-	(11,578)	(13,728)
TOTAL	$878,727	$880,332	$32,831	$ 48,257

	Sales		Operating Income (Loss)
	Second Quarter		Second Quarter
	2001	2000	2001	2000

Aerospace	$194,295	$187,800	$17,126	$ 15,534
Propulsion	73,622	71,713	407	4,538
Metal Coating	62,714	60,991	6,855	6,746
Specialty Chemicals	34,936	37,066	3,039	750
Other Products	83,041	92,119	(695)	5,484
Corporate	-	-	(6,210)	(7,376)
TOTAL	$448,608	$449,689	$20,522	$ 25,676

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Sales

     Sales in the Aerospace segment advanced 1% in the six months and 3% in the second quarter. On a pro forma basis, sales advanced 11% and 8% in the respective six- and three- month periods after excluding the prior year's sales of businesses contributed to joint ventures with Siemens Westinghouse and Rolls-Royce during 2000, and the corresponding 2000 sales of Caval Tool, which was divested on February 28, 2001. Sales of the units serving the commercial and military repair markets advanced 6% and 9% in the respective year to date and second quarter periods, despite the absence of sales from operations contributed to joint ventures ($16.1 million for the six months and $6.9 million for the second quarter of 2000) and the unfavorable effect of translating foreign sales to U.S. dollars (approximately $3.9 million for the six months, and $1.8 million for the second quarter of 2001). The advances in the repair segment reflect increases in sales to the commercial and military flight engine markets and the industrial turbine market. Original equipment sales declined 11% in the six months and 27% in the second quarter, reflecting four primary factors: the continued effect of global outsourcing programs by the jet engine OEMs; lower sales to the U.S. Government; the divestiture of the Caval Tool unit in late February 2001 ($8.5 million for the six months and $6.3 million for the second quarter); and the unfavorable effect of translating foreign sales to US dollars which reduced sales approximately $2.4 million for the six months and $1.2 million for the second quarter of 2001.

     Sales of the Propulsion segment advanced 6% in the six months and 3% in the three months. Sales of automotive airbag inflators advanced 12% and 2% in the respective periods due to the February 1, 2001 acquisition by an ARC affiliate of certain assets and the ongoing automotive inflator business of BAG S.p.A., the Italian joint venture that was previously 50% owned by ARC. Domestic automotive inflator sales were down slightly in both periods as small volume increases were more than offset by a significant shift to sales of lower priced units and by lower pricing. Propulsion sales were on a par with the prior year for the six months and ahead 3% in the second quarter. This advance was primarily attributable to increased revenues derived from the contract to refurbish the post boost control system of the Minuteman III missile.

     Sales of the Metal Coating segment declined 4% year to date but increased 3% in the second quarter. For the six months lower sales in each of the three major product lines (building products, containers and manufactured products) reflected the general economic weakness in the first quarter. Sales to the building products and container markets recovered in the second quarter and moved ahead of second quarter 2000 levels. Building products benefitted from a rebound in demand and an increase in market share, while container sales benefitted from the temporary shutdown of coating capacity at a customer's facility. Sales to the manufactured products market were down in both periods, primarily due to continued weakness in the US transportation markets. In the second quarter, Precoat acquired its partner's 50% share of Midwest Metal Coatings (MMC) which primarily coats heavy gauge steel for structural components used in the building products market. Beginning on June 1, 2001 the results of MMC were consolidated. MMC had sales of $6.7 million for the full year 2000.

Sales (cont'd)

     Sales of the Specialty Chemicals segment declined 8% in the six months and 6% in the second quarter of 2001, due to the unfavorable effect of translating local currency results into US dollars. Local currency sales were slightly ahead in both periods. These increases were due to the inclusion of two specialty chemical marketing units acquired in 2000 and 2001. Overall sales for both periods were unfavorably affected by the weak Euro and by a general softening in demand in the second quarter.

     Sales of the Other Products segment declined 1% in the six months and 10% in the three months of 2001. For the six months, advances in the MEGTEC Systems and Sequa Can Machinery units largely offset declines in the Casco Products automotive unit and the Men's Apparel unit. In the second quarter, sales of the can machinery unit were on a par with the 2000 period, while sales of the other three units were down. At MEGTEC Systems sales rose 2% for the six months, reflecting advances in graphic arts and emission controls partially offset by a decline in sales to the industrial products market. A second quarter sales decline of 6% resulted from lower sales to the graphic arts and industrial products markets, partially offset by an increase in emission controls sales. Sales of can machinery products increased 42% from a low base in the six months and were on a par with 2000 for the second quarter. The year-to-date increase reflects the timing of shipments to traditional can forming and decorating markets; the inclusion of sales generated by a business acquired in the second quarter of 2000; and a significant pickup in specialty can systems. The overall sales of Sequa Can Machinery remain at a low prior year level, and recovery of the worldwide market is not expected in 2001. Sales of Casco Products declined 16% in the six months and 13% in the second quarter of 2001, due entirely to the downturn in the North American automobile market. Foreign sales were slightly ahead of the prior year, with local currency gains largely eliminated when results were translated into US dollars. Men's apparel sales were down 26% in the six months and 33% in the second quarter of 2001, due to a sharp drop in demand.

Operating Income

     Operating income in the Aerospace segment rose 8% in the six months and 10% in the second quarter of 2001. The segment benefitted from the absence of product development costs ($3.0 million in the six months and $1.2 million in the second quarter of 2000) at a component manufacturing unit now treated as an equity investment, and improved profitability at units engaged primarily in OEM activities. These favorable effects were partially offset by two principal factors: 1) the absence of operating income from businesses transferred to joint ventures during 2000 (approximately $2.6 million and $1.2 million in the respective six- and three- months); 2) the unfavorable impact of the stronger dollar on reported results of European repair units. When adjusted to eliminate the contributions from repair units transferred to joint ventures in 2000, repair unit profits advanced for both periods of 2001. After the close of the second quarter management implemented a cost reduction plan that included closing a small plant and reducing headcount, which will result in a third quarter provision of approximately $4.6 million.

     The Propulsion segment reported a $0.1 million loss for the six months and a $0.4 million profit for the second quarter of 2001, whereas this segment reported profits of $8.5 million and $4.5 million in the

Operating Income (cont'd)

comparable periods of 2000. The variances reflect the consolidation of the Italian inflator operation beginning February 1, 2001 (previously, results of BAG S.p.A. were included in Equity in Loss of Unconsolidated Joint Ventures), and an unfavorable shift in the mix of airbag inflator sales. Results of the liquid propulsion unit were up in both periods, benefitting from increased sales, better margins, and for the six months, lower bid and proposal costs. Results in the solid rocket motor product lines were down modestly due primarily to increased bid and proposal costs.

     Operating income in the Metal Coating segment declined 36% in the six months but increased 2% in the second quarter of 2001. Results for both periods reflect the effects of increased natural gas costs (approximately $2.6 million higher in the six months and $0.4 million higher in the second quarter) and for the six months, lower sales early in the year. The effects of these factors continues to be tempered by ongoing cost containment initiatives.

     Operating income in the Specialty Chemicals segment increased 36% in the six months and more than tripled in the second quarter of 2001. After eliminating the effect of an early retirement provision of $3.2 million in the second quarter of 2000, operating income declined 17% in the six months and 23% in the second quarter of 2001. Profits in both periods were adversely affected by the impact on margins and reported profits of changes in the value of the British pound versus the Euro and the US dollar; by slightly lower volumes of TAED; and by the implementation of Statements No. 133 and 138 of the Financial Accounting Standards Board dealing with derivative instruments and hedging activities. These items were tempered by the benefits of ongoing cost reduction initiatives.

     The Other Products segment recorded a $1.5 million loss in the six months and a $0.7 million loss in the three months. A year ago this segment posted a $7.8 million profit in the six months and a $5.5 million profit in the second quarter. For the six months of 2001, MEGTEC Systems operated at breakeven. The improvement from a loss in the same period of 2000 was primarily driven by lower expenses, improved margins and higher sales. Profits were lower in the second quarter of 2001, as sales declined 6%, and the mix of sales shifted to lower margined products. These factors were partially offset by lower operating expenses. Based on current backlog and continued focus on reducing operating expenses, management currently expects stronger operating performance in the second half of 2001, although comparisons with 2000 will be unfavorably affected by a worldwide softness in aftermarket spare parts sales and service. The can machinery unit, which had operated profitably in the six months and second quarter of 2000, reported losses of $4.4 million for the six months and $1.5 million for the second quarter of 2001. The six months of 2001 included a first quarter restructuring charge of $2.2 million and both 2001 periods included a second-quarter severance provision of $0.5 million. The declines resulted from continued weakness in the can forming and decorating portions of the business, where the effects of significantly lower production volumes continue. The specialty can systems portion of the business achieved increased operating income in both periods due to both improved profitability and the addition of the Formatec operation in the second quarter of 2000. Operating income at the automotive products unit declined 59% in the six months and 56% in the three months of 2001, primarily as a result of sharp declines at the

Operating Income (cont'd)

domestic unit caused by both lower sales and continuing pressure on margins. Operating income at the men's apparel unit declined 74% in the year-to-date period, and the unit recorded a small loss in the second quarter of 2001. This business had recorded profits in the 2000 periods. Both 2001 periods were unfavorably affected by sharply lower sales, an unfavorable sales mix shift and a $0.2 million second-quarter severance provision.

Interest Expense

     Interest expense increased $3.9 million in the 2001 six-month period and $2.9 million in the second quarter of 2001. The increase reflects a higher level of average borrowings due to working capital needs stemming from growth initiatives at Sequa's Chromalloy Gas Turbine unit and other general corporate purposes. It also reflects a higher average interest rate resulting from the repayment of revolving credit debt using a portion of the proceeds of the $200 million 8 7/8% Senior Notes.

Equity in Income (Loss) of Unconsolidated Joint Ventures

     Sequa has investments in numerous unconsolidated joint ventures, which amounted to $46.5 million at June 30, 2001 and $65.7 million at December 31, 2000. The combination of income and losses of these joint ventures was nominal in the six month period of 2001, $1.4 million of losses in the six-month period of 2000, $0.9 million of income in the second quarter of 2001 and $0.8 million of losses in the second quarter of 2000. The largest of these joint ventures are discussed in the following paragraphs.

     On February 1, 2001, ARC, through an affiliate, acquired certain assets and the ongoing automotive airbag inflator business of BAG S.p.A. pursuant to an overall settlement agreement with its former joint venture partner, Breed Technologies, Inc. The results of operations as they relate to the acquired assets and the ongoing inflator business of BAG S.p.A. have been fully consolidated with those of Sequa from the acquisition date. Sequa continues to have an equity investment in BAG S.p.A. reflecting underlying assets established for certain liabilities anticipated to be incurred as the venture is wound down. Sequa's investment in BAG S.p.A. was $2.1 million at June 30, 2001 and $15.2 million at December 31, 2000. Sequa's equity share in the net losses of the BAG S.p.A joint venture was $0.5 million in the six-month period of 2001, $0.9 million in the six-month period of 2000, $0.1 million in the second quarter of 2001 and $0.6 million in the second quarter of 2000.

     Chromalloy Gas Turbine actively pursues joint venture opportunities. In the second quarter of 2000, Chromalloy Gas Turbine reduced its majority ownership interest in a component manufacturing operation to 50%. Accounts of this operation are included in the Consolidated Statement of Income for the period of majority ownership.

     Also in the second quarter of 2000, Chromalloy Gas Turbine entered a joint venture agreement with Siemens Westinghouse whereby Chromalloy Gas Turbine contributed certain assets and liabilities of two industrial turbine repair units in return for a 49% ownership interest in a new US company called Turbine Airfoil Coating & Repair LLC (TACR). Siemens Westinghouse contributed to TACR the stock of an existing operation in Germany. TACR coats new parts and repairs components for Siemens Westinghouse land-based industrial gas turbines.
Equity in Income (Loss) of Unconsolidated Joint Ventures (cont'd)

     In June 2000, Chromalloy Gas Turbine purchased a 49% ownership interest in an existing operation that operates as Masaood John Brown Ltd (MJB), with a facility in the United Arab Emirates. MJB is a partnership with Mohammed Bin Masaood & Sons and provides repair and maintenance services to industrial gas turbine operators.

     In August 2000, Chromalloy Gas Turbine signed agreements with Rolls-Royce plc to form two 50/50 joint ventures: Turbine Surface Technologies Ltd (TST), which will provide advanced technology coatings for Rolls-Royce turbine components; and Turbine Repair Technologies Ltd (TRT), which provides advanced aero engine component repair services for certain Rolls-Royce engines. TST is not expected to generate sales until 2002, and the investment in this joint venture was nominal as of June 30, 2001. The formation of TRT was completed at the end of September 2000.

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

     Sequa's investment in Chromalloy Gas Turbine's numerous joint ventures was $44.4 million at June 30, 2001 and $41.5 million at December 31, 2000. Sequa's equity share in these joint ventures was nominal in the six-month period of 2001, $0.5 million of loss in the six-month period of 2000, $0.5 million of income in the second quarter of 2001 and $0.3 million of loss in the second quarter of 2000.

     In June 2001, the Metal Coating unit acquired the remaining 50% ownership interest in Midwest Metal Coatings (MMC) from its former partner, NCI Building Systems, Inc. The results of operations have been fully consolidated with those of Sequa from the acquisition date. MMC coats coils of heavy gauge steel for structural components used in the building products market. Sequa's investment in MMC was $9.0 million at December 31, 2000. Sequa's equity share was $0.5 million of income in the six-month period of 2001, nominal in the six-month period of 2000, $0.5 million of income in the second quarter of 2001 and nominal in the second quarter of 2000.

Other, Net

     In the six-month period of 2001, Other, net included a $4.3 million gain on the sale of the Caval Tool Division of the Chromalloy Gas Turbine subsidiary; $3.2 million of expense on the fair market valuation of a gas swap and related option; $2.8 million of discount expense on the sale of accounts receivable; and $0.8 million of expense on the cash surrender value of corporate-owned life insurance.

     In the six-month period of 2000, Other, net included $3.4 million of discount expense related to the sale of accounts receivable; $1.0 million of income related to the final resolution of matters associated with the sale of a Chromalloy Gas Turbine business in the United Kingdom; $1.0 million of income related to a minority interest in a component

Other, Net (cont'd)

manufacturing operation for the period during which the operation was majority owned; $0.9 million of income related to the sale of a partial ownership interest in this operation; and $0.4 million of expense on the cash surrender value of corporate-owned life insurance.

     In the second quarter of 2001, Other, net included $3.2 million of expense on the fair market valuation of a gas swap and related option and $1.0 million of discount expense on the sale of accounts receivable.

     In the second quarter of 2000, Other, net included $1.9 million of discount expense related to the sale of accounts receivable; $1.0 million of income related to the final resolution of matters associated with the sale of a Chromalloy Gas Turbine business in the United Kingdom; $0.4 million of income related to a minority interest in a component manufacturing operation for the period during which the operation was majority owned; $0.9 million of income related to the sale of a partial ownership interest in this operation; and $0.6 million of expense on the cash surrender value of corporate-owned life insurance.

Income Tax Provision

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the six-month periods of 2001 and 2000 were based upon estimated annual pre-tax earnings and reflect nondeductible goodwill amortization and the effect of a provision for state income and franchise taxes. The tax provisions for the second quarters of 2001 and 2000 represent the difference between the year-to-date tax provisions recorded as of June 30, 2001 and 2000 and the amounts reported for the first quarter periods of 2001 and 2000.

Tax Settlement

     On July 25, 2001, the Internal Revenue Service (IRS) issued notification to Sequa that a settlement agreement concerning the 1989 restructuring of two subsidiaries was approved. The notification (received on August 1, 2001) finalizes Sequa's tax liability in the matter. Further notification is pending regarding the final amount of interest owed.

     While management believed that its position in this matter was appropriate, it had taken the conservative position of providing reserves to cover an adverse outcome. The total amount involved was approximately $59 million, composed of the potential liability associated with the restructuring and related tax issues; interest expense, net of tax benefit, from the date of the resulting tax refund; and deferred tax assets for portions of tax loss and credit carryforwards which could be utilized in a settlement. In October 1998, Sequa made a deposit of $24 million with the IRS against the expected liability for additional tax and interest that could have been assessed against Sequa related to certain of these tax matters. The deposit stopped the running of interest with respect to the amount deposited.

      As a result of the settlement, no additional tax will be paid and $36.0 million, representing the reversal of reserves no longer required, has been recorded as income through a reduction in the income tax provision in the second quarter of 2001. An additional adjustment prior to year-end is possible pending notification of the final amount of

Tax Settlement  (cont'd)

interest owed. The impact of the settlement was to increase basic earnings per share by $3.47.

Risk/Concentration of Business

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

     Sequa is engaged in the automotive airbag inflator business through ARC and until February 2001 through ARC's 50% equity investment in BAG S.p.A. On February 1, 2001, ARC Automotive Italia purchased certain assets and the ongoing airbag inflator business of BAG S.p.A. ARC's major customer for airbag inflators is Breed and its subsidiaries, which are supplied under long-term contracts. In 2001, Breed and its subsidiaries accounted for $52.8 million of ARC's sales in the six-month period and $28.1 million in the second quarter.

Derivatives and Financial Instruments

     On January 1, 2001, Sequa adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Depending on the use of a derivative and whether it has been designated and qualifies as a hedge, gains or losses resulting from changes in the value of the derivative would be recognized currently in earnings or reported as a component of other comprehensive income. In the second quarter of 2001, Sequa incurred a $3.2 million charge relating to a natural gas swap agreement and related option and a $0.3 million charge relating to foreign exchange contracts against existing assets and liabilities. A $0.2 million loss on foreign exchange contracts aimed at hedging the variability of cash flows is included in other comprehensive income. For a more detailed discussion of the effect of SFAS No. 133, see Note 8 to the consolidated financial statements contained herein.

Euro Conversion

     On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their own currencies and the European Union's common currency (Euro). The transition period for the introduction of the Euro will extend to January 1, 2002. Sequa has identified Euro conversion compliance issues and is working to avoid anticipated problems.

     Based on its evaluation, management believes that the introduction of the Euro, including the total costs for the conversion, will not have a material adverse effect on Sequa's financial position, results of operations or cash flows. However, uncertainty exists as to the effects

Euro Conversion  (cont'd)

the Euro will have on the marketplace, and there is no guarantee that all problems will be foreseen and corrected or that third parties will address the conversion successfully.

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

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At June 30, 2001, the potential exposure for such costs is estimated to range from $11 million to $23 million, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $20.0 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, it is currently estimated that remediation costs will be in the range of $3 million to $5 million during 2001 and between $4 million and $6 million during 2002. During the first six months of 2001, actual expenditures for the remediation of previously contaminated sites were $1.4 million.

Backlog

     The businesses of Sequa for which backlogs are significant are the Turbine Airfoils, TurboCombustor Technology and Castings units of the Aerospace segment; the solid and liquid rocket motor operations of the Propulsion segment; and the Sequa Can Machinery, MEGTEC Systems and Men's Apparel units of the Other Products segment. The aggregate dollar amount of backlog in these units at June 30, 2001 was $277.7 million ($281.2 million at December 31, 2000). Increases in backlog at the Propulsion segment and MEGTEC Systems unit were offset by decreases at the Aerospace segment and the Sequa Can Machinery and Men's Apparel units.

     Sales of the Men's Apparel unit are seasonal, with stronger sales in the first six months of the year; accordingly, this unit's backlog is normally higher at December 31 than at any other time of the year. The backlog value at December 31, 2000 excludes the Aerospace segment's Caval Tool unit which was divested in February 2001.

Liquidity and Capital Resources

     Net cash provided by operating activities was $24.0 million in the first half of 2001, compared with $33.5 million in 2000. The primary reasons for the $9.5 million decrease were a lower level of operating income and an increase in taxes paid primarily reflecting the absence of a Federal tax refund received in the first half of 2000. Cash used for investing activities was $11.6 million in the first half of 2001, compared with $58.2 million in the first half of 2000. The $46.6 million decrease primarily relates to the proceeds on the sale of the Caval Tool division of the Chromalloy Gas Turbine subsidiary, businesses purchased being partially funded through acquired debt, and a lower level of capital spending in 2001. Net cash from financing activities was $71.1 million in the first half of 2001, compared with $29.5 million in the 2000 period. The $41.6 million increase reflects the $196.8 million net proceeds from the April 2001 debt offering and the subsequent repayment of the $66.4 million 10.1% medium term notes due in mid-May and amounts outstanding under Sequa's revolving credit and receivables purchase agreements.

     On April 2, 2001, Sequa completed an offering of $200 million of
8 7/8% Senior Notes due April 1, 2008 through a private placement under Rule 144A of the Securities Act of 1933, as amended (the Securities Act). Net proceeds received on April 2, 2001 from the 8 7/8% Senior Notes offering amounted to $196.8 million. The proceeds were used to repay approximately $100 million outstanding under Sequa's revolving credit agreement; to redeem $66.4 million of 10.1% medium term notes when they matured in mid-May 2001; and for general corporate purposes. Concurrent with the completion of the 8 7/8% Senior Notes offering, Sequa's revolving credit facility was reduced to $75 million from $150 million. The revolving credit facility extends through October 2002.

     On July 12, 2001, Sequa completed its offer to exchange $200 million of new Series B 8 7/8% Senior Notes due April 1, 2008 for the same amount of outstanding 8 7/8% Senior Notes due April 1, 2008. All $200 million of outstanding notes have been tendered. The actual aggregate principal amount of outstanding notes to be exchanged is subject to proper delivery of all outstanding notes tendered, including those tendered under the guaranteed delivery procedure contained in the exchange offer. The terms of the new Series B 8 7/8% Senior Notes - including principal amount, interest rate, maturity, security and ranking - are substantially the same as the terms of the outstanding notes, with the principal exception that the new notes are registered under the Securities Act.

     Capital expenditures amounted to $43.2 million in the six-month period of 2001 and $48.7 million in the six-month period of 2000, with spending in the 2001 period concentrated in the Aerospace segment. These funds were primarily used to upgrade existing facilities and equipment and to expand capacity. Sequa estimates its capital spending for 2001 to be approximately $80 to $85 million and to be concentrated in the same segment.

     Management currently anticipates that cash flow from operations; amounts available under the $75 million revolving credit facility; the $23.0 million available at August 9, 2001 under the Receivables Purchase Agreement; and the $126.7 million of cash and cash equivalents on hand at June 30, 2001 will be sufficient to fund Sequa's operations, niche acquisitions and airline spare parts inventory purchases for the next year.

Other Information

     On June 29, 2001, the Financial Accounting Standards Board formally approved the issuance of Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The Statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon the effective date of the Statement, which, for Sequa, will be January 1, 2002.

     Sequa currently evaluates the recoverability of goodwill at the operating unit level through an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has current operating losses, and, based upon projections, there is a likelihood that such operating losses will continue, Sequa evaluates whether impairment exists over the remaining amortization period on the basis of undiscounted expected future cash flows from operations before interest. If impairment exists, the carrying amount of the goodwill is reduced to net realizable value using a discounted cash-flow methodology.

     SFAS No. 142 establishes specific guidelines in evaluating the impairment of goodwill. Under SFAS No. 142, goodwill is considered impaired and an impairment loss recognized if the implied fair value of a reporting unit's goodwill is less than its carrying amount. The implied fair value of goodwill is determined by subtracting the fair value of the recognized assets of the reporting unit from the fair value of the reporting unit. The impairment loss is the amount by which the carrying amount of goodwill exceeds its implied fair value.

     Sequa is assessing the impact of SFAS No. 142 and a significant impairment loss may be incurred upon the adoption of the statement. In accordance with SFAS no. 142, a transitional impairment loss will be recognized as the effect of a change in accounting principle and will be presented in the Consolidated Statement of Income, net of related income tax effects, between the captions extraordinary items (if any) and net income.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of Sequa Corporation was held on May 10, 2001, for the purpose of electing directors and ratifying the appointment of the independent public accountants. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         (cont'd)
All of management's nominees for director, as listed in the proxy statement, were elected with the following vote:
Name of nominee Votes For Votes Withheld

Norman E. Alexander	27,150,615	11,809,110
Leon Black	26,395,932	12,563,793
Alvin Dworman	27,162,826	11,796,899
David S. Gottesman	38,518,362	441,363
Stuart Z. Krinsly	27,162,456	11,797,269
Donald D. Kummerfeld	27,164,178	11,795,547
Richard S. LeFrak	27,164,771	11,794,954
John J. Quicke	27,164,913	11,794,812
Fred R. Sullivan	27,161,868	11,797,857
Gerald Tsai, Jr.	27,163,987	11,795,738
Martin Weinstein	27,164,958	11,794,767

     The proposal to ratify the appointment of Arthur Andersen LLP as independent public accountants for the fiscal year 2001 was approved by the following vote:

	Votes For	Votes Against	Votes Abstaining

Approval of Arthur
Andersen LLP	27,302,920	11,642,145	14,660

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             None

        (b)  Reports on Form 8-K

             Registrant filed a Current Report on Form 8-K dated              May 11, 2001 with respect to Registrant's press              release dated May 8, 2001 announcing Registrant's              financial results for the first quarter 2001 (Items              5 and 7(c).)

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

August 14, 2001

         Pursuant to the requirements of the Securities

         Exchange Act of 1934, the Registrant has duly

         caused this report to be signed on its behalf

         by the undersigned thereunto duly authorized.

                      SEQUA CORPORATION

                      BY:
                         William P. Ksiazek
                         Vice President and Controller

August 14, 2001