Form 10-Q
period 2001-09-30
SEQUA CORP /DE/
filed 2001-11-14
CIK 95301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended	September 30, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	1-804

SEQUA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-1885030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Park Avenue, New York, New York 10166
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code.	(212)986-5500

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2001

Class A Common Stock, no par value	7,056,593
Class B Common Stock, no par value	3,329,780

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sequa Corporation and Subsidiaries
Consolidated Statement of Operations
(Amounts in thousands, except per share)
(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2001	2000	2001	2000

Sales	$1,326,101	$1,313,318	$447,374	$ 432,986

Costs and expenses
Cost of sales	1,093,218	1,054,844	371,733	350,009
Selling, general and administrative	184,527	182,671	60,116	55,431
	1,277,745	1,237,515	431,849	405,440

Operating income	48,356	75,803	15,525	27,546

Other income (expense)
Interest expense	(47,302)	(41,930)	(16,032)	(14,607)
Interest income	4,110	3,335	1,365	1,113
Equity in loss of unconsolidated joint ventures	(973)	(1,557)	(976)	(113)
Other, net	(6,943)	(4,387)	(3,752)	(3,138)

Income (loss) before income taxes	(2,752)	31,264	(3,870)	10,801

Income tax benefit (provision)	400	(16,500)	1,100	(5,700)
Tax settlement	36,000	-	-	-
Net income (loss)	33,648	14,764	(2,770)	5,101

Preferred dividends	(1,548)	(1,548)	(516)	(516)

Net income (loss) available to common stock	$ 32,100	$ 13,216	$(3,286)	$ 4,585

Basic earnings (loss) per share	$ 3.09	$ 1.27	$ (.32)	$ 0.44

Diluted earnings (loss) per share	$ 3.08	$ 1.27	$ (.32)	$ 0.44

Dividends declared per share
Preferred	$ 3.75	$ 3.75	$ 1.25	$ 1.25

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands)

ASSETS

	(Unaudited)
	September 30,	December 31,
	2001	2000
Current assets
Cash and cash equivalents	$ 139,108	$ 49,977
Trade receivables (less allowances of $13,389 and $14,121)	215,925	225,955
Unbilled receivables (less allowances of $1,467 and $2,661)	40,881	40,882
Inventories	397,366	373,696
Deferred taxes, net	34,394	-
Other current assets	30,871	32,824
Total current assets	858,545	723,334

Investments
Investments and other receivables	70,284	84,921
Net assets of discontinued operations	98,074	97,545
	168,358	182,466

Property, plant and equipment, net	496,342	482,821

Other assets
Excess of cost over net assets of companies acquired	301,214	305,570
Deferred charges and other assets	40,497	36,873
	341,711	342,443

Total assets	$1,864,956	$1,731,064

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

(Unaudited)
	September 30,	December 31,
	2001	2000
Current liabilities
Current maturities of long-term debt	$ 3,415	$ 1,439
Accounts payable	152,923	145,841
Taxes on income	-	9,853
Accrued expenses	179,654	180,230
Total current liabilities	335,992	337,363

Noncurrent liabilities
Long-term debt	707,886	590,607
Deferred taxes on income	43,520	45,396
Other noncurrent liabilities	82,366	87,891
	833,772	723,894
Shareholders' equity
Preferred stock--$1 par value, 1,825,000 shares authorized, 797,000 shares of $5 cumulative convertible stock issued at September 30, 2001 and December 31, 2000 (involuntary liquidation value--$17,181 at September 30, 2001)	797	797
Class A common stock--no par value, 50,000,000 shares authorized, 7,284,000 shares issued at September 30, 2001 and 7,281,000 issued at December 31, 2000	7,284	7,281
Class B common stock--no par value, 10,000,000 shares authorized, 3,727,000 shares issued at September 30, 2001 and December 31, 2000	3,727	3,727
Capital in excess of par value	288,251	288,325
Retained earnings	518,754	486,655
Accumulated other comprehensive loss	(44,802)	(37,763)
	774,011	749,022
Less: Cost of treasury stock	78,819	79,215
Total shareholders' equity	695,192	669,807

Total liabilities and shareholders' equity	$1,864,956	$1,731,064

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Amounts in thousands)
(Unaudited)
	For the Nine Months
	Ended September 30,
	2001	2000
Cash flows from operating activities:
Income (loss) before income taxes	$(2,752)	$ 31,264

Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	71,103	67,461
Provision for losses on receivables	3,755	416
Equity in loss of unconsolidated joint ventures	973	1,557
Gain on sale of business	(4,250)	-
Gain on sale of assets	(127)	(78)
Other items not requiring (providing) cash	4,721	(2,214)

Changes in operating assets and liabilities, net of businesses purchased and sold:
Receivables	40,872	(19,674)
Inventories	(28,563)	(53,696)
Other current assets	2,695	(7,576)
Accounts payable and accrued expenses	(21,693)	23,204
Other noncurrent liabilities	3,285	(610)

Net cash provided by continuing operations before income taxes	70,019	40,054
Net cash used for discontinued operations before income taxes	(1,601)	719
Income taxes paid, net	(16,638)	(935)
Net cash provided by operating activities	51,780	39,838

Cash flows from investing activities:
Business sold	32,063	-
Businesses purchased, net of cash acquired	(9,343)	(8,977)
Purchase of property, plant and equipment	(60,462)	(73,379)
Sale of property, plant and equipment	852	3,999
Other investing activities	(4,719)	(9,124)
Net cash used for investing activities	(41,609)	(87,481)

Cash flows from financing activities:
Proceeds from sale of accounts receivable, net	(25,000)	50,000
Proceeds from debt	198,916	5,954
Payments of debt	(89,986)	(8,607)
Other financing activities	(1,459)	(1,537)
Net cash provided by financing activities	82,471	45,810

Effect of exchange rate changes on cash and cash equivalents	(3,511)	(8,482)

Net increase (decrease) in cash and cash equivalents	89,131	(10,315)

Cash and cash equivalents at beginning of period	49,977	68,164

Cash and cash equivalents at end of period	$139,108	$ 57,849
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

     In the fourth quarter of 2000, Sequa changed its financial statement presentation of sales and cost of sales to be in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 concerning revenue recognition issues. The change does not impact Sequa's reported operating income, but sales and cost of sales have been reclassified in the Consolidated Statement of Operations for the prior interim periods. The change affects only the Metal Coating segment and increased both sales and cost of sales for the nine months ended September 30, 2001 and 2000 by $5,829,000 and $7,601,000, respectively. The change increased both sales and cost of sales in the third quarter of 2001 and 2000 by $1,574,000 and $2,084,000, respectively.

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

     The consolidated financial statements included herein have been prepared by Sequa, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present Sequa's results for the interim periods presented. Such adjustments consisted of normal recurring items with the exception of the following: $8,787,000 of restructuring charges in 2001 of which $5,874,000 was recorded in the third quarter, $3,982,000 of expense on the fair market valuation of a gas swap and related option in 2001 of which $814,000 was recorded in the third quarter, $36,000,000 of income representing the reversal of income tax reserves no longer required due to a tax settlement recorded in the second quarter of 2001 and a $4,250,000 gain on the sale of the Caval Tool Division of the Chromalloy Gas Turbine subsidiary recorded in the first quarter of 2001; a $3,225,000 restructuring charge relating to an early retirement program at the Specialty Chemicals operation and $1,013,000 of income related to the final resolution of matters associated with the sale of a Chromalloy Gas Turbine business in the United Kingdom both of which were recorded in the second quarter of 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although Sequa believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Sequa's latest Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2. Restructuring Charges

     Due to the prevailing difficult economic climate, and to further ensure Sequa's competitive position in its various markets, a restructuring program has been initiated. For the nine month period of 2001, the Consolidated Statement of Operations includes restructuring charges of $8,787,000 of which $5,693,000 is included in cost of sales and $3,094,000 is included in selling, general and administrative expenses. The restructuring charge is comprised of: $7,128,000 of involuntary termination benefits and voluntary early retirement benefits to be paid outside of Sequa's qualified pension plans; $970,000 of charges related to increased benefits afforded under Sequa's qualified pension plans; $489,000 principally related to costs associated with the closedown of certain facilities and approximately $200,000 of curtailment charges under qualified pension plans. The restructuring program has resulted in the termination of approximately 600 employees concentrated primarily in the Aerospace segment and the Men's Apparel unit of the Other Products segment. Asset impairment charges related to the restructuring activities have separately totaled $154,000 and are included in cost of sales in both the nine and three month periods. In the nine-month period of 2000, a $3,225,000 restructuring charge related to an early retirement program at the Specialty Chemicals segment was recorded of which $1,343,000 is included in cost of sales and $1,882,000 is included in selling, general and administrative expenses.

For the three month period of 2001, restructuring charges total $5,874,000 of which $3,065,000 is included in cost of sales and $2,809,000 is included in selling, general and administrative expenses.

The 2001 restructuring charge by segment is as follows:

                  (Thousands of Dollars)
                       (Unaudited)
                For the               For the
            Nine Months Ended     Three Months Ended
               September 30,         September 30,
Aerospace           $3,801                $3,801
Propulsion              74                    74
Metal Coating        1,500                 1,500
Specialty Chemicals    630                   630
Other Products       2,782                  (131) (a)
                     8,787                $5,874

     (a)Includes reclassification of charges not considered to be restructuring in nature.

 At September 30, 2001, Sequa's Consolidated Balance Sheet includes accruals relating to the restructuring program of $6,256,000. Involuntary termination and voluntary early retirement benefits paid outside of Sequa's qualified pension plans have totaled $2,074,000 through September 30, 2001 with additional payments of $457,000 principally relating to the closing of certain facilities.

The after-tax effect of the 2001 restructuring charge is to reduce basic earnings per share by $0.55 in the nine-month period and by $0.37 in the three-month period.

Note 3. Tax Settlement

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

     As a result of the settlement, no additional tax will be paid and $36,000,000, representing the reversal of income tax reserves no longer required, has been recorded as income through a reduction in the income tax provision in the second quarter of 2001. An additional adjustment prior to year-end is possible pending notification of the final amount of interest owed. The impact of the settlement was to increase basic earnings per share by $3.47.

Note 4. Comprehensive Income/(Loss)

     Comprehensive income/(loss) includes net income and other comprehensive income (loss) items which are recorded within a separate component of equity in the balance sheet and are excluded from net income. Sequa's other comprehensive income items include foreign currency translation adjustments, unrealized gains and losses on certain securities and unrealized gains and losses on cash flow hedges. Since undistributed earnings of Sequa's foreign subsidiaries are intended to be permanently reinvested, taxes have not been provided for foreign currency translation adjustments.

Comprehensive income (loss) for the nine and three-month periods ended September 30, 2001 and 2000 is as follows:
	(Thousands of Dollars)
	(Unaudited)
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
Net income (loss)	$ 33,648	$ 14,764	$ (2,770)	$ 5,101
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,160)	(27,843)	14,135	(12,185)
Unrealized gain (loss) on marketable securities	176	-	(26)	-
Tax (provision) benefit on unrealized gain (loss)on marketable securities	(62)	-	9	-
Unrealized gain on cash flow hedges	11	-	203	-
Tax provision on unrealized loss on cash flow hedges	(4)	-	(71)

Comprehensive income (loss)	$26,609	$(13,079)	$11,480	$(7,084)

Note 5. Earnings (loss) per share

     Basic earnings per share (EPS) for each of the periods have been computed by dividing the net earnings (loss), after deducting dividends on cumulative convertible preferred stock, by the weighted average number of common shares outstanding during the period.

     Diluted EPS reflects the potential dilution that would have occurred if each share of the cumulative convertible preferred stock outstanding was converted into 1.322 shares of Class A common stock and the outstanding "in-the-money" options to purchase shares of Class A common stock were exercised. The conversion of preferred stock into 1.322 shares of Class A common stock was not included in the computation of diluted earnings per common share in the 2001 quarter and the 2000 periods because inclusion would have had an anti-dilutive effect on EPS.

The computation of basic and diluted EPS is as follows:

	(Thousands of Dollars)
	(Unaudited)
	For the		For the
	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2001 2000		2001 2000
Net income (loss)	$33,648	$14,764	$(2,770)	$ 5,101

Less: Preferred stock dividends	(1,548)	(1,548)	(516)	(516)

Net income (loss) available to common stock - basic	32,100	13,216	(3,286)	4,585

Convertible preferred stock dividend requirements	1,548	-	-	-

Income (loss) available to common stock - diluted	$33,648	$13,216	$(3,286)	$ 4,585

Weighted average number of common shares outstanding - basic	10,381	10,372	10,385	10,373

Conversion of convertible preferred stock	546	-	-	-

Exercise of stock options	2	1	2	2

Weighted average number of common shares outstanding - diluted	10,929	10,373	10,387	10,375

Basic earnings (loss) per share	$ 3.09	$ 1.27	$ (.32)	$ 0.44

Diluted earnings (loss) per share	$ 3.08	$ 1.27	$ (.32)	$ 0.44

Note 6. Trade Receivables, Net

     Sequa Receivables Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement extending through November 2003 under which it is able to sell up to $120,000,000 of an undivided percentage ownership interest in Sequa's eligible trade receivables through a bank sponsored facility. Under the terms of the agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any distribution to Sequa. Trade receivables are net of $93,000,000 at September 30, 2001 and $118,000,000 at December 31, 2000 of receivables sold under the agreement. Other, net in the Consolidated Statement of Operations for the nine months ended September 30, 2001 and 2000 includes $3,615,000 and $5,462,000, respectively, of discount expense related to the sale of receivables. Discount expense recorded in the third quarter of 2001 and 2000 was $837,000 and $2,035,000, respectively.

Note 7. Inventories

The inventory amounts at September 30, 2001 and December 31, 2000 were as follows:

	(Thousands of Dollars)
(Unaudited)
	September 30, 2001	December 31, 2000
Finished goods	$147,127	$127,908
Work in process	102,049	106,536
Raw materials	156,818	148,550
Long-term contract costs	5,343	5,255
Customer deposits	(13,971)	(14,553)
	$397,366	$373,696

Note 8.  Deferred Taxes/Taxes on Income

     At September 30, 2001, net current deferred taxes of $52,766,000 are netted against $18,372,000 of current taxes payable. At December 31, 2000, net current deferred taxes of $52,766,000 are netted against $62,619,000 of current taxes payable. Net noncurrent deferred tax liabilities of $43,520,000 at September 30, 2001 and $45,396,000 at December 31, 2000 are presented as a single amount in the Consolidated Balance Sheet.

Note 9.   Derivatives and Financial Instruments

     Sequa is exposed to market risk from changes in foreign currency exchange rates and from changes in the prices of certain commodities which impact its earnings, cash flows and financial condition. Sequa manages its exposure to this market risk through its regular operating and financial activities and, when appropriate, through the use of derivative financial instruments. Sequa has well-established policies and procedures governing the use of derivative financial instruments as risk management tools and does not buy, hold or sell derivative financial instruments for trading purposes. Sequa's primary foreign currency exposures relate to the British, French, German, Dutch and Italian currencies and to the Euro. To mitigate the short-term effect of changes in currency exchange rates, Sequa utilizes forward foreign exchange contracts, and derivatives thereof, to manage its exposure to certain existing assets and liabilities and to hedge firm commitments, forecasted transactions and intercompany transactions that are of a long-term investment nature denominated in currencies other than the functional currency. Depending on the volatility of the market, Sequa utilizes natural gas swap agreements to convert a portion of its natural gas requirements to fixed rates.

     On January 1, 2001, Sequa adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Depending on the use of a derivative and whether it has been designated and qualifies as a hedge, gains or losses resulting from changes in the value of the derivative would be recognized currently in earnings or reported as a component of other comprehensive income. In the nine month period of 2001, Sequa incurred a $3,982,000 charge relating to a natural gas swap agreement and related option and a $68,000 charge relating to outstanding foreign exchange contracts against existing assets and liabilities. In the third quarter of 2001, Sequa incurred a $814,000 charge relating to a natural gas swap and related option. A nominal loss on outstanding foreign exchange contracts, as well as a gas swap (without a written option), aimed at hedging the variability of cash flows is included in other comprehensive income.

     At September 30, 2001, Sequa had short-term forward foreign exchange contracts and derivatives thereof, for the sale of $37,844,000 and the purchase of $2,498,000 of foreign currencies for the purpose of managing its exposure to exchange rate fluctuations on certain recognized assets and liabilities denominated in a currency other than the functional currency. Gains and losses on these contracts are recorded as offsets to the losses and gains reported in earnings upon remeasurement of the foreign currency denominated asset or liability into the functional currency.

     At September 30, 2001, Sequa had short-term forward foreign exchange contracts for the purchase of $1,397,000 of foreign currencies for the purpose of hedging the cash flow of intercompany firm sales commitments denominated in a currency other than the functional currency. These contracts are generally in the amount of the firm commitment, extend to the expected delivery date and are highly effective as a hedge of the cash flow variability of the intercompany commitment. Gains and losses on these contracts representing the effective portion of the hedging activity are included as a component of other comprehensive income. These deferred gains and losses are recognized in operating income in the period in which the sale is realized. Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Operations, and were not material in the nine and three-month periods of 2001.

     At September 30, 2001, Sequa had short-term forward foreign exchange contracts for the sale of $172,000 of foreign currencies for the purpose of hedging the fair value of certain firm sales commitments with third parties denominated in a currency other than the functional currency. These contracts are generally in the amount of the firm commitment, extend to the expected delivery date and are highly effective as a hedge of the fair value of the commitment. Gains and losses on the forward contracts as well as losses and gains on the firm commitments are reported currently in operating income. Net gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Operations, and were not material in the nine and three-month periods of 2001.

     At September 30, 2001, Sequa had short-term forward foreign exchange contracts for the sale of $410,000 of foreign currencies for the purpose of hedging the cash flows expected from forecasted sales denominated in a currency other than the functional currency. Gains and losses on these contracts representing the effective portion of the hedging activity are included as a component of other comprehensive income. These deferred gains and losses are recognized in operating income in the period in which the forecasted sale is realized. Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Operations, and were not material in the nine and three-month periods of 2001.

     At September 30, 2001, Sequa had forward foreign exchange contracts for the sale of $8,286,000 of foreign currencies, for the purpose of hedging long-term intercompany loans for which settlement is not planned or anticipated in the foreseeable future. Gains and losses on these contracts representing the effective portion of the hedging activity are included in foreign currency translation adjustments, a component of other comprehensive income, as are the losses and gains associated with the remeasurement of the loans into the functional currency. Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Operations, and were not material in the nine and three-month periods of 2001.

     At September 30, 2001, Sequa was a party to two natural gas swap agreements. One such agreement includes a written option for a one year extension exercisable at the discretion of the counterparty. The inclusion of the option enabled Sequa to obtain a fixed payment rate that was below the prevailing market at the date the option was written. A fair market valuation of this gas swap and related option has resulted in a $3,982,000 charge in the nine month period and a $814,000 charge in the three month period that is included in Other, net in the Consolidated Statement of Operations. In the third quarter of 2001, Sequa entered into a second natural gas swap (that does not include a written option) in order to hedge a portion of its fourth quarter natural gas requirements. This swap is considered highly effective in hedging the cash flow variability of certain anticipated purchases and a fair market valuation of the swap has resulted in a nominal loss that is included as a component of other comprehensive income.

Note 10. Summary Business Segment Data
Sequa's sales and operating income (loss) by business segment are as follows:

	(Thousands of Dollars) (Unaudited)
	Sales	Operating Income (Loss)
	Year to Date		Year to Date
	2001	2000	2001	2000

Aerospace	$577,057	$ 572,172	$ 47,232	$ 47,897
Propulsion	214,355	198,887	(3,335)	10,663
Metal Coating	175,946	174,174	12,546	16,339
Specialty Chemicals	106,582	109,650	9,871	9,658
Other Products	252,161	258,435	(1,059)	11,702
Corporate	-	-	(16,899)	(20,456)
TOTAL	$1,326,101	$1,313,318	$ 48,356	$ 75,803

	Sales		Operating Income (Loss)
Third Quarter			Third Quarter
2001		2000	2001	2000
Aerospace	$ 191,087	$ 189,489	$ 15,188	$ 18,334
Propulsion	71,687	64,248	(3,222)	2,169
Metal Coating	64,817	57,834	5,369	5,176
Specialty Chemicals	36,302	33,495	3,056	4,652
Other Products	83,481	87,920	455	3,943
Corporate	-	-	(5,321)	(6,728)
TOTAL	$ 447,374	$ 432,986	$ 15,525	$ 27,546

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF           OPERATIONS AND FINANCIAL CONDITION

Sales

     Sales in the Aerospace segment advanced 1% in both 2001 periods. On a pro forma basis, sales advanced 8% in the nine months and 7% in the third quarter after excluding the prior year's sales of businesses contributed to joint ventures with Seimens Westinghouse and Rolls-Royce during 2000, and the sales of Caval Tool, which was divested on February 28, 2001. Sales of the units serving the engine component repair markets advanced 8% and 6% in the year-to-date and third quarter periods, respectively, despite the absence of sales from operations contributed to joint ventures ($19.4 million for the nine months and $3.4 million for the third quarter of 2000) and the unfavorable effect of translating foreign sales to U.S. dollars (approximately $6.0 million for the nine months and $0.6 million for the third quarter of 2001). The advances in the repair segment reflect increases in sales to the commercial flight engine market and the industrial turbine market. Sales to the original equipment market declined 17% in the nine months and 12% in the third quarter, primarily reflecting the divestiture of the Caval Tool unit in late February 2001 ($16.4 million for the nine months and $7.2 million for the third quarter of 2000).

     Sales of the Propulsion segment advanced 8% in the nine months and 12% in the three months. Sales of automotive airbag inflators advanced 6% in the year to date period but declined 2% in the third quarter.
Both periods benefitted from the February 1, 2001 acquisition by an ARC affiliate of certain assets and the ongoing automotive inflator business of BAG S.p.A., an Italian operation that was previously 50% owned by ARC. Domestic automotive inflator sales declined in both periods because of the downturn in the North American automobile market, a significant shift to sales of lower priced units and lower overall pricing. Propulsion sales were up 8% in the nine months and 26% in the third quarter. These advances were primarily attributable to increased revenues from three major solid rocket motor programs and in the nine months from a contract to refurbish the post boost control system of the Minuteman III missile.

     Sales of the Metal Coating segment increased 1% in the nine months and 12% in the third quarter. For the nine months, the sales improvement was primarily driven by an increase in sales to the building products market and by sales added through the June 2001 acquisition of Midwest Metal Coatings (MMC). These advances were partially offset by lower sales to the container and manufactured products markets. The third quarter increase reflects higher sales to each of the three major markets, as well as the inclusion of sales from MMC. In both 2001 periods sales to the building products market benefited from strong market demand in the components segment and an increase in market share, while sales to the container market benefitted from the temporary shutdown of coating capacity at a customer's facility during the second and third quarters.

     Sales of the Specialty Chemicals segment declined 3% in the nine months but increased 8% in the third quarter of 2001. While both periods were unfavorably affected by foreign currency factors the year to date sales decline was due entirely to the translation of a 4% local currency increase into US dollars. For the third quarter local currency sales increased 10%. The local currency increases were due entirely to the sales added by two specialty chemical marketing units acquired in 2000 and 2001. Overall sales for both periods were unfavorably affected by the weak Euro and by a general softening in demand in the second and third quarters of 2001.

     Sales of the Other Products segment declined 2% in the nine months and 5% in the third quarter of 2001. For the nine months, advances in the MEGTEC Systems and Sequa Can Machinery units largely offset declines in the Casco Products automotive unit and the Men's Apparel unit. In the third quarter, sales of the MEGTEC Systems unit increased while sales of the other three units were down. At MEGTEC Systems sales rose 5% for the nine months, reflecting advances in each of its major markets: graphic arts, emission controls, and industrial products. A third-quarter sales increase of 11% resulted from higher sales in the industrial products and emission controls markets tempered by a small decline in the graphic arts market. Spare parts sales were down in both periods due to weak aftermarket conditions. Future periods will benefit from MEGTEC Systems' September 26, 2001 acquisition of the roll handling group of Baldwin Technology, which had approximately $35 million in sales for the fiscal year ending June 30, 2001. Benefits from this acquisition will be tempered by weakness in the graphic arts market. Sales of can machinery products increased 13% in the nine months but declined 31% for the third quarter. The year-to-date increase reflects the inclusion of sales added by a business acquired in the second quarter of 2000, and by a significant pickup in the existing specialty can systems operation. The decline in the third quarter primarily reflects a 50% drop in sales of can forming and decorating equipment and lower spare parts sales, partially offset by an increase in specialty can system sales. The overall sales of Sequa Can Machinery remain at a low level, and recovery of the worldwide market is not expected in 2002. Sales of Casco Products declined 14% in the nine months and 12% in the third quarter of 2001, primarily due to the downturn in the North American automobile market. Foreign sales were slightly ahead of the prior year, though local currency gains were reduced by translation to US dollars. Men's Apparel sales were down 27% in the nine months and 30% in the third quarter of 2001, due to a sharp drop in demand for formalwear.

Operating Income

     Operating income in the Aerospace segment declined 1% in the nine months and 17% in the third quarter primarily as a result of a restructuring charge of $3.8 million and a related asset impairment charge of $0.1 million. These costs covered a 360 person (approximately 5%) reduction in the workforce and the closing of 2 small facilities. Excluding these third quarter charges, operating income advanced 7% in the year-to-date period and 4% in the third quarter. The segment benefitted from the absence of product development costs ($3.0 million in the first six months of 2000) at a component manufacturing unit now treated as an equity investment and improved profitability at units engaged primarily in OEM activities. These favorable effects were partially offset by three principal factors: 1) higher selling and administrative expenses, 2) the absence of operating income from businesses transferred to joint ventures during 2000 (approximately $3.0 million in the nine months and $0.4 million in the three-months of 2000); and 3) the unfavorable impact of the stronger dollar on reported results of European repair units ($0.9 million and $0.2 million in the nine and three months of 2000, respectively). When adjusted to eliminate the contributions from repair units transferred to joint ventures in 2000, repair unit profits were on a par with both periods of 2000.

     As a result of the terrorist attacks on the United States on September 11, 2001, the portion of gas turbine's business directed to the commercial airline industry will be negatively affected. The extent of the impact will depend largely on the depth and duration of the airline industry downturn, both of which cannot be estimated at this time.

     The Propulsion segment reported a $3.3 million loss for the nine months and a $3.2 million loss for the third quarter of 2001, whereas this segment reported profits of $10.7 million and $2.2 million in the comparable periods of 2000. The variances primarily reflect the downturn in North American automobile market, the consolidation of the Italian inflator operation beginning February 1, 2000 (previously, results of BAG S.p.A. were included in Equity in Loss of Unconsolidated Joint Ventures), and an unfavorable shift in the mix of domestic airbag inflator sales. Solid propulsion results were higher in both periods, primarily benefitting from higher sales. Year-to-date improvements in the liquid propulsion product area reflect better results in the first six months, partially offset by the effect of overruns on a commercial satellite program in the third quarter.

     Operating income in the Metal Coatings segment declined 23% in the nine months but increased 4% in the third quarter. Results for both periods are after a third-quarter restructuring charge of $1.5 million related to an early retirement program. Excluding this third quarter charge, operating income declined 14% in the year-to-date period, while advancing 33% in the third quarter. For the nine months the decline was primarily attributable to higher natural gas costs ($3.2 million), weak first quarter volume, the restructuring charge, and weakness in the secondary metal market, partially offset by improved productivity, increased volume in the second and third quarters, and earnings of the newly acquired MMC unit. For the third quarter the benefits of increased volume, improved productivity and earnings from MMC were partially offset by the restructuring charge.

     Operating income in the Specialty Chemicals segment advanced 2% in the nine months but declined 34% in the third quarter. Both years were affected by restructuring charges related to early retirement programs ($0.6 million in the third quarter of 2001 and $3.2 million in the second quarter of 2000). Excluding the effect of provisions in both years, operating income declined 18% in the nine months and 21% in the three months of 2001. Profits in both periods were adversely affected by the impact on margins and reported profits of changes in the value of the British pound versus the Euro and the dollar, and by lower volumes of TAED (6% and 7% in the respective nine months and third quarter). The effect of these items was tempered by the benefits of ongoing cost containment programs.

     The Other Products segment recorded a $1.0 million loss in the nine months (including a $2.8 million restructuring charge) and a $0.5 million profit in the third quarter. A year ago this segment posted a $11.7 million profit in the nine months and $3.9 million profit in the third quarter. MEGTEC Systems achieved increased profits in both 2001 periods resulting from higher sales and improved margins. The can machinery unit, which had operated profitably in the nine months of 2000 and at a small loss in the third quarter of last year, recorded losses of $6.3 million for the nine months and $1.9 million for the third quarter of 2001. The nine months of 2001 included restructuring charges of $2.2 million. The 2001 losses resulted primarily from continued weakness in the can forming and decorating portions of the business and weak spare parts sales. The Casco automotive products unit reported a small loss in the third quarter and a 75% decline in operating income in the nine months of 2001. Both periods included a $0.3 million restructuring charge to reduce headcount at a foreign subsidiary. Results primarily reflect sharp declines at the domestic unit caused by both lower sales (primarily in North America) and continuing pressure on costs and margins. Operating income at the Men's Apparel unit declined 87% in the year-to-date period, and the unit recorded a small loss in the third quarter of 2001. This business had recorded profits in the 2000 periods. Both 2001 periods were unfavorably affected by sharply lower sales and an unfavorable sales mix shift. In the second quarter of 2001 a $0.3 million restructuring provision for severance was recorded, covering approximately 40% of the workforce.

Interest Expense

     Interest expense increased $5.4 million in the 2001 nine-month period and $1.4 million in the third quarter of 2001. The increase reflects a higher level of average borrowings due to working capital needs stemming from growth initiatives at Sequa's Chromalloy Gas Turbine unit and other general corporate purposes. It also reflects a higher average interest rate resulting from the repayment of revolving credit debt using a portion of the proceeds of the $200 million 8 7/8% Senior Notes.

Equity in Income (Loss) of Unconsolidated Joint Ventures

     Sequa has investments in numerous unconsolidated joint ventures, which amounted to $47.2 million at September 30, 2001 and $65.7 million at December 31, 2000. The combination of income and losses of these joint ventures was $1.0 million of loss in the nine month period of 2001, $1.6 million of loss in the nine-month period of 2000, $1.0 million of loss in the third quarter of 2001 and $0.1 million of loss in the third quarter of 2000. The largest of these joint ventures are discussed in the following paragraphs.

     On February 1, 2001, ARC, through an affiliate, acquired certain assets and the ongoing automotive airbag inflator business of BAG S.p.A. pursuant to an overall settlement agreement with its former joint venture partner, Breed Technologies, Inc. The results of operations as they relate to the acquired assets and the ongoing inflator business of BAG S.p.A. have been fully consolidated with those of Sequa from the acquisition date. Sequa continues to have an equity investment in BAG S.p.A. reflecting underlying assets established for certain liabilities anticipated to be incurred as the venture is wound down. Sequa's investment in BAG S.p.A. was $2.0 million at September 30, 2001 and $15.2 million at December 31, 2000. Sequa's equity share in the net losses of the BAG S.p.A joint venture was $0.6 million in the nine-month period of 2001, $1.4 million in the nine-month period of 2000, $0.1 million in the third quarter of 2001 and $0.4 million in the third quarter of 2000.

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

In August 2000, Chromalloy Gas Turbine signed agreements with Rolls-Royce plc to form two 50/50 joint ventures: Turbine Surface Technologies Ltd (TST), which will provide advanced technology coatings for Rolls-Royce turbine components; and Turbine Repair Technologies Ltd (TRT), which provides advanced aero engine component repair services for certain Rolls-Royce engines. TST is not expected to generate sales until 2002, and the investment in this joint venture was nominal as of September 30, 2001. The formation of TRT was completed at the end of September 2000.

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

     Sequa's investment in Chromalloy Gas Turbine's numerous joint ventures was $45.1 million at September 30, 2001 and $41.5 million at December 31, 2000. At September 30, 2001, Sequa has guaranteed and/or issued letters of credit in the amount of $11.4 million concerning bank lines of credit for certain of these joint ventures. Sequa's equity share in these joint ventures was $1.0 million of loss in the nine-month period of 2001, $0.4 million of loss in the nine-month period of 2000, $0.9 million of loss in the third quarter of 2001 and $0.1 million of income in the third quarter of 2000.

     In June 2001, the Metal Coating unit acquired the remaining 50% ownership interest in Midwest Metal Coatings (MMC) from its former partner, NCI Building Systems, Inc. The results of operations have been fully consolidated with those of Sequa from the acquisition date. MMC coats coils of heavy gauge steel for structural components used in the building products market. Sequa's investment in MMC was $9.0 million at December 31, 2000. Sequa's equity share was $0.5 million of income in the nine-month period of 2001 and $0.2 million of income in both the nine- and three- month periods of 2000.

Other, Net

     In the nine-month period of 2001, Other, net included a $4.3 million gain on the sale of the Caval Tool Division of the Chromalloy Gas Turbine subsidiary; $4.0 million of expense on the fair market valuation of a gas swap and related option; $3.6 million of discount expense on the sale of accounts receivable; $2.1 million of expense on the cash surrender value of corporate-owned life insurance; and $1.1 million of charges for the amortization of capitalized debt costs.

     In the nine-month period of 2000, Other, net included $5.5 million of discount expense related to the sale of accounts receivable; $1.0 million of income related to the final resolution of matters associated with the sale of a Chromalloy Gas Turbine business in the United Kingdom; $1.0 million of income related to a minority interest in a component manufacturing operation for the period during which the operation was majority owned; $0.9 million of income related to the sale of a partial ownership interest in this operation; $0.8 million of expense on the cash surrender value of corporate-owned life insurance; and $0.8 million of charges for the amortization of capitalized debt costs.

     In the third quarter of 2001, Other, net included $1.3 million of expense on the cash surrender value of corporate-owned life insurance; $0.8 million of expense on the fair market valuation of a gas swap and related option and $0.8 million of discount expense on the sale of accounts receivable.

     In the third quarter of 2000, Other, net included $2.0 million of discount expense related to the sale of accounts receivable and $0.4 million of expense on the cash surrender value of corporate-owned life insurance.

Income Tax Provision

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the nine-month periods of 2001 and 2000 were based upon estimated annual pre-tax earnings (loss) and reflect nondeductible goodwill amortization and the effect of a provision for state income and franchise taxes. The tax benefit/(provision) for the third quarters of 2001 and 2000 represent the difference between the year-to-date tax benefit/(provision) recorded as of September 30, 2001 and 2000 and the amounts reported for the six-month periods of 2001 and 2000.

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

      As a result of the settlement, no additional tax will be paid and $36.0 million, representing the reversal of income tax reserves no longer required, has been recorded as income through a reduction in the income tax provision in the second quarter of 2001. An additional adjustment prior to year-end is possible pending notification of the final amount of interest owed. The impact of the settlement was to increase basic earnings per share by $3.47.

Risk/Concentration of Business

     On September 11, 2001, the United States was subject to terrorist attacks at the World Trade Center buildings in New York City and the Pentagon in Washington, D.C. using hijacked commercial aircraft. These attacks have been highly publicized and the impact on the airline industry in general is not fully known at this time. However, Chromalloy Gas Turbine's volume of repair business is positively correlated to the number of hours jet engines have been flown. Due to short-term airport closures and the reduced demand for air travel in the near and mid terms, it is expected that Chromalloy Gas Turbine's revenues and operating profits will be adversely impacted in the fourth quarter and until public confidence in the air transportation system is restored. At September 30, 2001, trade receivables due from major commercial airlines totaled approximately $38 million. Current economic conditions in the airline industry could adversely affect the realizability of some of these receivables.

     Sequa's Metal Coating segment sells its coating services to steel and aluminum producers and distributors, building product manufacturers, merchant can makers and manufacturers of other diverse products. These steel mills are sold to on terms of net 30 days or less. At September 30, 2001, the segment had trade receivables due from major steel manufacturers (not in bankruptcy) of approximately $10 million. Substantially all of such receivables are current. Pre-petition trade receivables with steel mills operating in bankruptcy have been or will be collected and have been written off or fully reserved. The steel industry is currently experiencing difficult economic pressures that, in the absence of improved conditions, could adversely affect the mills not currently in bankruptcy and the realizability of the related receivables.

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

     Sequa is engaged in the automotive airbag inflator business through ARC and until February 2001 through ARC's 50% equity investment in BAG S.p.A. On February 1, 2001, ARC Automotive Italia purchased certain assets and the ongoing airbag inflator business of BAG S.p.A. ARC's major customer for airbag inflators is Breed and its subsidiaries, which are supplied under long-term contracts. In 2001, Breed and its subsidiaries accounted for $73.4 million of ARC's sales in the nine-month period and $20.6 million in the third quarter.

Derivatives and Financial Instruments

     On January 1, 2001, Sequa adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Depending on the use of a derivative and whether it has been designated and qualifies as a hedge, gains or losses resulting from changes in the value of the derivative would be recognized currently in earnings or reported as a component of other comprehensive income. In the nine month period of 2001, Sequa incurred a $4.0 million charge relating to a natural gas swap agreement and related option and a $0.1 million charge relating to outstanding foreign exchange contracts against existing assets and liabilities. A nominal loss on outstanding foreign exchange contracts, as well as a gas swap (without a written option), aimed at hedging the variability of cash flows is included in other comprehensive income. For a more detailed discussion of the effect of SFAS No. 133, see Note 9 to the consolidated financial statements contained herein.

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

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At September 30, 2001, the potential exposure for such costs is estimated to range from $10 million to $22 million, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $18.8 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, it is currently estimated that remediation costs will be in the range of $3 million to $5 million during 2001 and between $4 million and $6 million during 2002. During the first nine months of 2001, actual expenditures for the remediation of previously contaminated sites were $2.6 million.

Backlog

     The businesses of Sequa for which backlogs are significant are the Turbine Airfoils, TurboCombustor Technology and Castings units of the Aerospace segment; the solid and liquid rocket motor operations of the Propulsion segment; and the Sequa Can Machinery, MEGTEC Systems and Men's Apparel units of the Other Products segment. The aggregate dollar amount of backlog in these units at September 30, 2001 was $224.4 million ($281.2 million at December 31, 2000). All segments, including the individual operating units within the Other Products segment, have experienced a decline in backlog.

     Sales of the Men's Apparel unit are seasonal, with stronger sales in the first six months of the year; accordingly, this unit's backlog is normally higher at December 31 than at any other time of the year. The backlog value at December 31, 2000 excludes the Aerospace segment's Caval Tool unit which was divested in February 2001.

Liquidity and Capital Resources

     Net cash provided by operating activities was $51.8 million in the nine-month period of 2001, compared with $39.8 million in 2000. The primary reasons for the $12.0 million increase were a lower level of working capital requirements partly offset by lower operating income and an increase in taxes paid primarily reflecting the absence of a Federal tax refund received in the 2000 period. Cash used for investing activities was $41.6 million in the nine months of 2001, compared with $87.5 million in the nine months of 2000. The $45.9 million decrease primarily relates to the proceeds on the sale of the Caval Tool Division of the Chromalloy Gas Turbine subsidiary, and a lower level of capital spending in 2001. Net cash from financing activities was $82.5 million in the nine months of 2001, compared with $45.8 million in the 2000 period. The $36.7 million increase reflects the $196.8 million net proceeds from the April 2001 debt offering and the subsequent repayment of the $66.4 million 10.1% medium term notes due in mid-May and amounts outstanding under Sequa's revolving credit and receivables purchase agreements.

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

     On July 12, 2001, Sequa completed its offer to exchange $200 million of new Series B 8 7/8% Senior Notes due April 1, 2008 for the same amount of outstanding 8 7/8% Senior Notes due April 1, 2008. All $200 million of outstanding notes have been exchanged. The terms of the new Series B 8 7/8% Senior Notes - including principal amount, interest rate, maturity, security and ranking - are substantially the same as the terms of the outstanding notes, with the principal exception that the new notes are registered under the Securities Act.

     Capital expenditures amounted to $60.5 million in the nine-month period of 2001 and $73.4 million in the nine-month period of 2000, with spending in the 2001 period concentrated in the Aerospace segment. These funds were primarily used to upgrade existing facilities and equipment and to expand capacity. Sequa estimates its capital spending for 2001 to be approximately $80 to $85 million and to be concentrated in the same segment.

     At September 30, 2001, Sequa was contingently liable for outstanding letters of credit, not reflected in the accompanying consolidated financial statements, in the aggregate amount of $30.9 million. In addition, Sequa has guaranteed a bank line of credit for a certain joint venture in the amount of $6.9 million. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to the outstanding letters of credit or the guarantee.

     Management currently anticipates that cash flow from operations; the $80 million available at November 9, 2001 under the Receivables Purchase Agreement; and the $139.1 million of cash and cash equivalents on hand at September 30, 2001 will be sufficient to fund Sequa's operations for the next year. In addition to the available resources discussed above, Sequa also has a $75 million revolving line of credit, of which no amounts are currently outstanding and no usage is anticipated in the fourth quarter of 2001. Based on the outlook for earnings in the fourth quarter of 2001 as a result of deteriorating economic conditions exacerbated by the September 11, 2001 terrorist attacks, management does not believe Sequa will be in compliance with certain financial covenants of the revolving credit agreement as of year end 2001. Management is in discussion with the bank group regarding a waiver or amendment.

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

     Sequa is assessing the impact of SFAS No. 142 and a significant impairment loss may be incurred upon the adoption of the statement. In accordance with SFAS No. 142, a transitional impairment loss will be recognized as the effect of a change in accounting principle and will be presented in the Consolidated Statement of Operations, net of related income tax effects, between the captions extraordinary items (if any) and net income.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
                        10.4  Fifth Amendment to the
                          Receivables Purchase Agreement
                       dated as of August 20, 2001
            (filed herewith).

(b)  Reports on Form 8-K

                     Registrant filed a Current Report on
                    Form 8-K dated  August 8, 2001 with
                     respect to Registrant's receipt of a
                  signed closing agreement from the
                    Internal Revenue Service finalizing
                     Registrant's liability involving the
         1989 restructuringof two
                  subsidiaries.(Items 5 and 7(c).)

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

November 14, 2001