Form 10-Q/A
period 2001-09-30
SEQUA CORP /DE/
filed 2001-11-29
CIK 95301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
AMENDMENT NO. 1

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

SEQUA CORPORATION

FORM 10-Q/A

AMENDMENT No. 1

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

     The undersigned registrant hereby amends, as set forth below, its Quarterly Report on Form 10-Q for the period ended September 30, 2001.

     The last paragraph in "Liquidity and Capital Resources" in Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition is hereby revised to correct the amount available at November 9, 2001 under the Receivables Purchase Agreement. The amount previously reported ($80 million) was the amount outstanding under the $120 million Receivables Purchase Agreement rather than the amount available.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

Liquidity and Capital Resources

     Management currently anticipates that cash flow from operations; the $40 million available at November 9, 2001 under the Receivables Purchase Agreement; and the $139.1 million of cash and cash equivalents on hand at September 30, 2001 will be sufficient to fund Sequa's operations for the next year. In addition to the available resources discussed above, Sequa also has a $75 million revolving line of credit, of which no amounts are currently outstanding and no usage is anticipated in the fourth quarter of 2001. Based on the outlook for earnings in the fourth quarter of 2001 as a result of deteriorating economic conditions exacerbated by the September 11, 2001 terrorist attacks, management does not believe Sequa will be in compliance with certain financial covenants of the revolving credit agreement as of year end 2001. Management is in discussion with the bank group regarding a waiver or amendment.

           Pursuant to the requirements of the Securities

           Exchange Act of 1934, as amended, the Registrant

           has duly caused this report to be signed on its

           behalf by the undersigned thereunto duly authorized.

                      SEQUA CORPORATION

                      BY  /S / WILLIAM P. KSIAZEK
                           William P. Ksiazek
                           Vice President and Controller

November 29, 2001