Form 10-K405
period 2001-12-31
SEQUA CORP /DE/
filed 2002-03-25
CIK 95301

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001 Commission file number 1-804

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

Title of each class
Class A Common Stock, no par value
Class B Common Stock, no par value
$5.00 Cumulative Convertible
Preferred Stock, $1.00 Par Value
9% Senior Notes, Due
August 1, 2009
8 7/8% Series B Senior Notes,
 Due April 1, 2008

Name of each exchange on which registered New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE
------------------------------------------------------------

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

The aggregate market value of registrant's voting stock (Common and Preferred) held by nonaffiliates as of March 8, 2002 was $321,572,144.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

Class	Outstanding at March 8, 2002

Class A Common Stock, no par value Class B Common Stock, no par value	7,059,093 3,329,780

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for its annual meeting of stockholders scheduled to be held on May 9, 2002 are incorporated by reference into Part III.

SEQUA CORPORATION

FORM 10-K

* * * * * * *

PART I

ITEM 1. BUSINESS

(a)  General development of business.  Sequa Corporation ("Sequa"), which was incorporated in 1929, is a diversified industrial company that produces a broad range of products through operating units in five business segments: Aerospace, Propulsion, Metal Coating, Specialty Chemicals and Other Products. Information with respect to material acquisitions and dispositions is included in Note 17 to the Consolidated Financial Statements on page 73 of this Annual Report on Form 10-K and is incorporated herein by reference.

(b)  Financial information about business segments.  Segment information is included in Note 23 to the Consolidated Financial Statements on pages 79 through 82 of this Annual Report on Form 10-K and is incorporated herein by reference.

(c) Narrative description of business. The following is a narrative description of the business segments of Sequa:

Aerospace

     The Aerospace segment consists solely of Sequa's largest operating unit, Chromalloy Gas Turbine (Chromalloy). Chromalloy repairs and manufactures components for jet aircraft engines. A major independent supplier in the repair market, Chromalloy provides domestic and international airlines with technologically advanced repairs and coatings for turbine airfoils and other critical engine components. In addition, the unit repairs components for land-based turbine engines. The unit also supplies components to the manufacturers of jet engines and serves both the general aviation and military markets.

     Chromalloy has built on its metallurgical process technologies to develop procedures that permit the repair and reuse of turbine engine components. Management believes Chromalloy has played a key role in the development of the repair market for certain jet engine parts. Over the years, Chromalloy has continued to invest in research and development projects that have led to ceramic coatings, vacuum plasma coatings, advanced laser drilling and welding, and diffused precious metal/aluminide coatings. Chromalloy has introduced a series of innovative and in some cases proprietary processes that allow engines to perform at improved efficiency levels, at higher operating temperatures and under severe environmental conditions.

     Chromalloy's strategy has included the active pursuit of joint venture opportunities aimed at strengthening its ties to certain original equipment manufacturers (OEMs) and its customers as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements.

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

     ARC's expertise with propulsion systems has led to the development of other products for commercial markets. ARC pioneered the development of hybrid inflators for automotive airbags. ARC produces inflators for driver, passenger, side-impact and curtain model airbags.

Metal Coating

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

Specialty Chemicals

     The Specialty Chemicals segment is composed solely of Warwick International, which is a leading producer and supplier of TAED, a bleach activator for laundry and dishwasher powdered and tablet detergent products. TAED is used in oxygen-

based bleaching systems to increase the cleaning power of

detergent at low wash temperatures. These bleaching systems are used primarily in international markets, principally in Europe. The unit is extending its TAED capabilities to large industrial markets, such as textile bleaching and pulp and paper processing, and continues to expand a network of European chemical distributors that supply specialty products for use in plastics, inks, resins, pharmaceuticals, petrochemicals, cosmetics and ceramics.

Other Products
     This segment is composed of four ongoing businesses: MEGTEC Systems (MEGTEC), Sequa Can Machinery, Casco Products (Casco) and the After Six unit (formerly Men's Apparel).

     MEGTEC Systems. MEGTEC's products include air flotation dryers for paper, printing and other uses and emission control systems for industrial applications. MEGTEC also supplies equipment for the web offset printing industry, including pasters and splicers, web guides, infeeds, chill stands and related equipment for high-speed web presses.

     Sequa Can Machinery. Sequa Can Machinery designs and manufactures equipment for the two-piece can industry. Sequa Can Machinery manufactures high-speed equipment to coat and decorate two-piece beverage cans and has the largest installed base of equipment in the field. The units product development team has improved the technology of precision printing to achieve high speeds without compromising quality. In addition, the unit has developed products to broaden the range of metal containers to include aerosol and other specialty products such as oil cans, oil filters and non-round cans.

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

     After Six. The After Six unit designs and manufactures men's formalwear and accessories marketed under the After Six, Oscar de la Renta and Raffinati labels, all three of which are registered trademarks.

Markets and Methods of Distribution

     The Aerospace segment markets its gas turbine engine component repair and manufacturing services primarily to the major airlines of the world, to the manufacturers of commercial jet engines and to the military. Chromalloy's products and services are marketed directly and through sales representatives working on a commission basis. A portion of Chromalloy's sales is made pursuant to contracts with various agencies of the United States Government, particularly the Air Force, with which Chromalloy has had a longstanding relationship. Further information with respect to Chromalloy is included in the discussion on pages 28 and 29 of this Annual Report on Form 10-K under the heading of "Risk/Concentration of Business," which is incorporated herein by reference.

     The Propulsion segment markets its rocket propulsion systems generally on a subcontract basis under various defense programs of the United States Government. Among the programs currently in production are the Army Extended Range Multiple Launch Rocket System, Extended Range Army Tactical Rocket System, Javelin, Stinger, Tomahawk, Standard Missile, PAC-3 and Trident. In addition, the liquid propulsion unit operates in the world-wide commercial satellite market selling directly to the satellite manufacturers. ARC markets its automotive airbag inflators to automotive customers in the US and overseas. Through 2002, sales of airbag inflators will be largely dependent on ARC's largest customer, Breed Technologies, Inc. (Breed), which emerged from Chapter 11 proceedings in December 2000. Certain assets as well as the ongoing automotive inflator business of BAG S.p.A, a 50/50 joint venture with Breed, were acquired in February 2001 pursuant to an overall settlement with Breed in conjunction with its emergence from Chapter 11 proceedings. Further information with respect to annual sales to Breed is included in the discussion on pages 28 and 29 of this Annual Report on Form 10-K under the heading "Risk/Concentration of Business," which is incorporated herein by reference.

     Sequa's Metal Coating segment sells its coating services to regional steel and aluminum producers and distributors, building product manufacturers, merchant can makers and manufacturers of other diverse products. Further information with respect to Precoat's major customers is included in the discussion on pages 28 and 29 of this Annual Report on Form 10-K under the heading "Risk/Concentration of Business," which is incorporated herein by reference.

     The Specialty Chemicals segment sells TAED-based detergent chemicals directly to major producers of household and industrial cleaning products and to paper and textile manufacturers. Specialty products for use in plastics, inks, resins, pharmaceuticals, petrochemicals, cosmetics and ceramics are sold through a network of wholly owned chemical distributors.

     Businesses in the Other Products segment serve distinct markets and have individual methods of distribution. MEGTEC Systems sells auxiliary press equipment directly to international web printing press manufacturers and to their customers, and markets emission control equipment and industrial drying systems directly to customers in the coating, converting and metal finishing industries. Sequa Can Machinery sells its can forming and decorating equipment through agents as well as directly to the international container manufacturing industry. Casco sells cigarette lighters, power outlets and various electronic monitoring devices directly to the automotive industry. The After Six unit sells its formalwear to wholesalers and retailers, principally serving the rental market, primarily through independent sales representatives.

Competition

     There is significant competition in the industries in which Sequa operates, and, in several cases, the competition consists of larger companies having substantially greater resources than those of Sequa.

     Sequa believes that it is currently the world's largest supplier of automotive cigarette lighters and power outlets; and the largest supplier of men's formalwear coats and pants in the United States.

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

     ARC is a second tier automotive supplier that supplies airbag inflators to first tier airbag module (airbag, inflator and covers) suppliers, certain of whom have their own inflator capabilities. The unit competes on product capabilities, energetics expertise, quality and price. Breed, ARC's largest customer, is supplied under the terms of a long-term contract. The long-term contract was modified pursuant to a January 2001 settlement with Breed in conjunction with its emergence from Chapter 11 proceedings. Further information with respect to annual sales to Breed is included in the discussion on pages 28 and 29 of this Annual Report on Form 10-K under the heading "Risk/Concentration of Business," which is incorporated herein by reference.

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

     MEGTEC is a major international supplier of auxiliary press equipment, air flotation dryers and emission control equipment. This unit has several major competitors (including certain press manufacturers in the graphic arts market) in each of its main product areas. It competes on the basis of price, quality and technical capabilities. Sequa believes its cylindrical can decorating and can forming equipment operations are world leaders in their markets. Sequa Can Machinery has one or two major competitors in each major product area, and the unit competes on the basis of price, quality, technical capabilities and equipment speed. Sequa believes its automotive products manufacturer is the world's leading producer of cigarette lighters for both the original equipment market and the auto aftermarket and competes on the basis of price, quality and customer service. Sequa believes the After Six unit is the leading domestic producer of men's formalwear and competes on the basis of design, quality of manufacturing and price.

Raw Materials

     Sequa's businesses use a wide variety of raw materials and supplies. Generally, these have been available in sufficient quantities to meet requirements, although occasional shortages have occurred. Precoat Metals uses natural gas to fire the curing ovens used in the coating process as well as for emission control devices. Increases in the price paid for natural gas adversely affected operating income for this unit by approximately $2.8 million in 2001 and $3.0 million in 2000.

Seasonal Factors

     With the exception of the After Six business, which has stronger sales in the first six months of the year, Sequa's businesses are not considered seasonal to any significant extent.

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

Major Customers

      No single commercial customer accounted for more than 10% of consolidated sales during the past three years. Prime and subcontracts with all government agencies accounted for approximately 11% of sales in 2001, 12% of sales in 2000 and 10% of sales in 1999. One customer accounted for approximately 33% of the Propulsion segment's 2001 sales. Further information with respect to annual sales to this customer is included in the discussion appearing on pages 28 and 29 of this Annual Report on Form 10-K under the heading "Risk/Concentration of Business," which is incorporated herein by reference. In the Metal Coating segment, one customer accounted for approximately 37% of the segment's 2001 sales. The customer is a major steel manufacturer that uses Precoat Metals as a toll coater. Further information with respect to this customer is included in the discussion on pages 28 and 29 of this Annual Report on Form 10-K under the heading "Risk/Concentration of Business," which is incorporated herein by reference. In the Specialty Chemicals segment, one customer accounted for approximately 27% of the segment's 2001 sales, and the top three customers accounted for approximately 40% of the segment's 2001 sales. All of these customers are well-known international consumer products companies that Warwick International has been doing business with for many years.

Backlog

     Backlog information is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations on page 32 of this Annual Report on Form 10-K and is incorporated herein by reference.

Maintenance and Repairs

     Expenditures for maintenance and repairs of $47.5 million in 2001, $45.7 million in 2000 and $47.8 million in 1999 were expensed as incurred, while betterments and replacements were capitalized.

Research and Development

     Research and development costs, charged to expense as incurred, amounted to $20.1 million in 2001, $22.2 million in 2000 and $20.0 million in 1999.

Environmental Matters

     Sequa has been notified that it has been named as a potentially responsible party under Federal and State Superfund laws and/or has been named as a defendant in suits by private parties (or governmental suits including private parties as co-defendants) with respect to sites currently or previously owned or operated by Sequa or to which Sequa may have sent hazardous wastes. Sequa is not presently aware of other such lawsuits or notices contemplated or planned by any private parties or environmental enforcement agencies. The aggregate liability with respect to these matters, net of liabilities already accrued in the Consolidated Balance Sheet, will not, in the opinion of management, have a material adverse effect on the financial position of Sequa, although adjustments to estimates based on improved knowledge of site conditions and chemical interactions with humans or changes in environmental law could have a significant impact on Sequa's results of operations in a particular period. These environmental matters include the following:

     Two propellant manufacturing facilities have soil and groundwater ammonium perchlorate (AP) contamination above the limit currently proposed by the US Environmental Protection

Agency for groundwater. AP is a raw material used in the manufacture of solid rocket propellant. Sequa has implemented a series of pilot tests to determine the feasibility and applicability of utilizing an emerging technology, biodegration to treat AP-affected soil and groundwater. In the fourth quarter of 2001, Sequa recorded an environmental charge that includes $9.7 million of estimated costs to remediate soil and groundwater contamination from AP.

     A number of claims have been filed in connection with alleged groundwater contamination in the vicinity of a predecessor corporation site which operated during the 1960s and early 1970s in Dublin, Pennsylvania. In October 1987, a class action was filed by residents of Dublin against Sequa and two other defendants. The Borough of Dublin also filed suit seeking remediation of alleged contamination of the Borough's water supply and damages in an unspecified amount. A settlement was reached in the class action in which Sequa paid $1.8 million in 1997. The Borough action was settled in 1998 when Sequa agreed to transfer to the Borough the water treatment system it constructed, and $2.0 million was paid to the Borough.

     The Pennsylvania Department of Environmental Protection entered into a Consent Decree with Sequa in 1990 providing for the performance of a remedial investigation and feasibility study with respect to the same alleged groundwater contamination in Dublin. The US Environmental Protection Agency placed the site on the Superfund List in 1990 and, in conjunction therewith, entered into a Consent Agreement with Sequa on December 31, 1990. The investigation for the final remedy is still in progress.

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

     In September 1993, fourteen homeowners residing in West Nyack, New York served a complaint on Chromalloy and others alleging, among other things, that contamination from a former Chromalloy site caused damage to the plaintiffs' property. Chromalloy believes it has strong defenses under New York law to the plaintiffs' complaint. Chromalloy entered into a Consent Order with the New York Department of Environmental Conservation (DEC) on February 14, 1994 to undertake the remedial investigation and feasibility study (RI/FS) relating to the alleged contamination in the vicinity of the former Gas Turbine site. The RI/FS was submitted to the DEC for its review in 1998. The DEC submitted their comments on the RI/FS to Sequa in 1999, and negotiations are still in progress.

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the fourth quarter of 2001, Sequa recorded a charge of $13.3 million to increase its accruals for remediation costs. The charge includes the $9.7 million of estimated cost to remediate soil and groundwater contamination from AP. At December 31, 2001, the potential exposure for all remediation costs is estimated to range from $22 million to $35 million, and Sequa's balance sheet includes accruals of $30.8 million for remediation costs. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, Sequa's actual cash expenditures for remediation of previously contaminated sites were $4.0 million in 2001, $3.3 million in 2000 and $4.9 million in 1999. Sequa anticipates that remedial cash expenditures will be between $8 million and $12 million during 2002 and between $5 million and $9 million during 2003. Sequa's capital expenditures for projects to eliminate, control or dispose of pollutants were $2.4 million, $2.2 million and $1.6 million in 2001, 2000 and 1999, respectively. Sequa anticipates annual environmental-related capital expenditures to be approximately $3.1 million during 2002 and $2.0 million during 2003. Sequa's operating expenses to eliminate, control and dispose of pollutants were approximately $11 million in 2001 and $10 million per year in 2000 and 1999. Sequa anticipates that environmental operating expenses will be approximately $11 million per year during 2002 and 2003.

Employment

     At December 31, 2001, Sequa employed approximately 10,700 people of whom approximately 3,050 were covered by union contracts.

The approximate number of employees attributable to each reportable business segment as of December 31, 2001 and 2000 was:

Segment
	2001	2000
Aerospace	5,600	6,500
Propulsion	1,850	1,600
Metal Coating	775	750
Specialty Chemicals	375	350
Other Products	2,000	2,250
Corporate	100	100

Total	10,700	11,550

     A strategic restructuring program was undertaken in 2001 in response to difficult economic conditions and to further ensure Sequa's competitive position in its various markets. The restructuring program resulted in the termination of approximately 870 employees concentrated primarily in the Aerospace segment and the After Six unit of the Other Products segment. The Aerospace segment incurred additional headcount reductions due to the sale of its Caval Tool Division as well as aggressive cost cutting measures initiated after the September 11, 2001 terrorist attacks, which had a significant impact on the commercial airlines served by Chromalloy.

     Headcount reductions in the Propulsion, Metal Coating and Specialty Chemicals segments were offset by several niche acquisitions made in 2001. In addition, certain Metal Coating employees that were notified of their termination in 2001 continued their employment until the Chicago, Illinois facility was closed in January 2002.

     Sequa considers its relations with employees to be generally satisfactory. Sequa maintains a number of employee benefit programs, including life, medical and dental insurance, pension and 401(k) plans.

(d) Foreign Operations. Sequa's consolidated foreign operations include Gas Turbine's operations in England, France, Israel, Mexico, Netherlands and Thailand within the Aerospace Segment; ARC's liquid rocket motor business in England and, from February 1, 2001, an automotive airbag inflator business in Italy within the Propulsion segment; detergent chemicals operations in Wales and chemical distribution operations in France, Italy, Spain, Portugal and South Africa within the Specialty Chemicals segment; the auxiliary press equipment suppliers in China, France, Germany, Singapore, Sweden and the United Kingdom; the can machinery operations in Brazil, and the automotive products operations in Germany, Italy, Brazil and Tunisia in the Other Products segment. Sales and long-lived assets attributable to foreign countries are set forth in Note 23 to the Consolidated Financial Statements on page 82 of this Annual Report on Form
10-K and are incorporated herein by reference.

ITEM 2. PROPERTIES

Aerospace

     Chromalloy operates more than 40 plants in eleven states and six foreign countries, which have aggregate floor space of 3,100,000 square feet, of which 1,800,000 square feet is owned and 1,300,000 square feet is leased. The leases covering facilities used in this business have various expiration dates, and some have renewal or purchase options.

     Facilities in this segment are adequate and suitable for the business being conducted and operate at a moderate to high level of utilization.

Propulsion

     ARC operates 13 manufacturing and research facilities in seven states, one manufacturing facility in the United Kingdom and one manufacturing facility in Italy with aggregate floor space of 2,000,000 square feet. The segment owns 200,000 square feet and leases 1,800,000 square feet. The largest lease, expiring in 2002 with renewal options through 2014, is for a 941,000 square foot facility in Arkansas. The segment also holds a lease on a 270,000 square foot facility in Virginia that expires in 2012. Other leased production facilities are located in Tennessee, New York, California, West Virginia, the United Kingdom and Italy.

     Facilities in this segment are suitable and adequate for the business. Utilization at various facilities ranges from moderate to high.

Metal Coating

     The Precoat Metals operation owns seven manufacturing facilities in six states with a total of 1,300,000 square feet of manufacturing and office space. An additional 20,000 square feet of office space is leased in Missouri.

     The properties in this segment are suitable and adequate for the business presently being conducted. Facilities within this segment operate at a moderate utilization rate.

Specialty Chemicals

     Warwick International owns a plant on 55 acres in the United Kingdom with floor space of 203,000 square feet and a 22,000 square foot warehouse facility in France. The segment also leases 67,000 square feet of office and warehouse space in seven separate locations in Europe.

     Facilities in this segment are adequate and suitable for the business being conducted. Facilities within this segment operate at a high utilization rate.

Other Products

     MEGTEC owns manufacturing and office facilities in Wisconsin with aggregate floor space of 314,000 square feet, a facility in France with aggregate floor space of 62,000 square feet, and a facility in Sweden with aggregate floor space of 50,000 square feet. MEGTEC also leases three manufacturing plants and three sales offices in Europe with a total of 200,000 square feet. In addition, the unit leases 14,000 square feet of manufacturing and office space in China and leases a 3,200 square foot sales office in Singapore.

     The Sequa Can Machinery operation owns two plants in the United States with aggregate floor space of 123,000 square feet and leases manufacturing, warehouse and office space of 56,000 square feet.

     Casco leases a 168,000 square foot plant in Connecticut, a 2,300 square foot sales office in Michigan, a 37,500 square foot manufacturing facility in Italy, a 31,000 square foot facility in Tunisia and a 9,900 square foot facility in Brazil. Casco owns an 81,000 square foot plant in Germany and a 39,000 square foot plant in Kentucky.

     The After Six unit owns manufacturing, warehouse and office facilities in Georgia with aggregate floor space of 158,000 square feet. This unit also leases approximately 1,250 square feet of office space in Hackensack, New Jersey.

     Facilities in this segment are adequate and suitable for the business being conducted. MEGTEC and Casco facilities operate at high utilization rates. Sequa Can Machinery facilities currently operate at a low utilization rate due to economic difficulties in key markets. The After Six facilities operate at a low utilization rate as a result of restructuring measures taken to outsource production.

Corporate

     Sequa leases 48,000 square feet of corporate office space in New York, New York and Hackensack, New Jersey.

ITEM 3. LEGAL PROCEEDINGS

     Information with respect to Sequa's legal proceedings is included in Note 24 to the Consolidated Financial Statements on pages 82 and 83 of this Annual Report on Form 10-K and in Sequa's definitive proxy statement under the heading "Legal Proceedings" and is incorporated herein by reference. Additional information on environmental matters is covered in the Environmental Matters section on page 31 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K with respect to the executive officers of the Company:

Name	Age	Position Held

Norman E. Alexander	87	Chairman of the Board, Chief Executive Officer, Director and member of the Executive Committee

John J. Quicke	52	President, Chief Operating Officer, Director and member of the Executive Committee

Stuart Z. Krinsly	84	Senior Executive Vice President, General Counsel, Director and member of the Executive Committee

Martin Weinstein	66	Executive Vice President, Gas Turbine Operations and Director

Howard M. Leitner	61	Senior Vice President, Finance

William P. Ksiazek	54	Vice President and Controller

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

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a)  Market Information.

     The following table sets forth the high and low sales prices of Sequa Class A common stock and Sequa Class B common stock for the calendar periods indicated on the Exchange Composite Tape, as reported by the National Quotation Bureau Incorporated:

	Sequa Class A		Sequa Class B
	High	Low	High	Low
2001
First Quarter	50.71	33.88	63.00	55.50
Second Quarter	53.01	38.16	61.00	55.00
Third Quarter	53.80	44.20	61.00	53.25
Fourth Quarter	50.40	43.05	55.50	52.00

2000
First Quarter	52.81	30.56	60.00	47.25
Second Quarter	53.94	38.19	60.00	49.00
Third Quarter	46.25	38.63	60.50	57.00
Fourth Quarter	48.75	34.00	61.50	55.75

     Shares of Sequa Class A common stock and Sequa Class B common stock are listed on the New York Stock Exchange. There were approximately 2,075 holders of record of the Sequa Class A common stock and approximately 430 holders of record of the Sequa Class B common stock at March 8, 2002.

(c) Dividends.

     During the years ended December 31, 2001 and 2000, no cash dividends were declared on Sequa Class A common shares or Class B common shares. Sequa has no present intention to pay cash dividends on its common shares.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial information for, and as of the end of, each of the five years in the period ended December 31, 2001. Such information should be read in conjunction with Sequa's Consolidated Financial Statements and Notes thereto, filed herewith.

(Amounts in millions, except per share data)

Year ended December 31,	2001(a)	2000	1999	1998(b)	1997
Operating results
Sales	$1,755.8	$1,773.1	$1,711.2	$1,813.1	$1,603.3
Operating income	25.9	103.2	94.5	105.5	84.7
Income before
extraordinary item	8.0	24.0	27.8	63.9	19.6
Extraordinary loss	-	-	(5.7)	-	-
Net income	$ 8.0	$ 24.0	$ 22.1	$ 63.9	$ 19.6

Basic earnings per share
Income before
extraordinary item	$ .58	$ 2.12	$ 2.48	$ 6.01	$ 1.66
Extraordinary loss	-	-	(.55)	-	-
Net income	$ .58	$ 2.12	$ 1.93	$ 6.01	$ 1.66

Diluted earnings per share
Income before
extraordinary item	$ .58	$ 2.12	$ 2.48	$ 5.87	$ 1.66
Extraordinary loss	-	-	(.55)	-	-
Net income	$ .58	$ 2.12	$ 1.93	$ 5.87	$ 1.66

Cash dividends declared
Preferred	$ 5.00	$ 5.00	$ 5.00	$ 5.00	$ 5.00

Financial position
Current assets	$ 844.0	$ 776.1	$ 680.3	$ 715.9	$ 695.8
Total assets	1,835.8	1,783.8	1,671.7	1,624.1	1,591.7
Current liabilities	349.2	390.1	300.7	337.9	366.7
Long-term debt	708.0	590.6	569.9	500.7	508.7
Shareholders' equity	644.5	669.8	668.9	665.5	594.4

(a)  Operating income includes restructuring charges of $18.2 million, related asset impairment charges of $4.2 million, asset impairment charges not related to restructuring activities of $3.2 million and environmental expenses of $13.3 million. The after-tax effect of these charges is to reduce basic earnings per share by $1.14, $0.26, $0.20 and $0.83, respectively. Net income for 2001 includes a tax settlement with the Internal Revenue Service that increased after-tax income by $36.0 million or $3.47 per basic share.

(b) Net income for 1998 includes gains on the divestiture of operations that increased after-tax income by $35.2 million or $3.43 per basic share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results 2001-2000
Sales

Overall sales of $1.8 billion for 2001 were virtually unchanged from 2000. Advances at the Propulsion and Metal Coating segments were offset by slight declines in the Aerospace and Specialty Chemicals segments and by a sharper decline in the Other Products segment. A detailed review of sales for each segment follows.

     Sales of the Aerospace segment declined 2% in 2001. On a pro forma basis -- to exclude the prior year's sales from operations contributed to joint ventures during 2000, and the sales of Caval Tool, which was divested on February 28, 2001 -- aerospace sales advanced 5%. Engine component repair sales advanced 5% in 2001, despite the absence of sales from units contributed to joint ventures ($14.5 million) and the unfavorable effect of translating foreign sales to US dollars (approximately $2.6 million). The advance in the repair segment reflects higher sales to the commercial airline market and the industrial gas turbine market. In the fourth quarter of 2001, sales to the repair market declined 5%, primarily due to the impact on the commercial airlines of the September 11 terrorist attacks. The impact on sales was partially offset by work already in house. Sales to the original equipment market declined 17% in 2001, a reflection of the divestiture of Caval Tool ($27.2 million impact), weak market conditions, and the unfavorable effect of translating foreign sales to US dollars (approximately $3.4 million).

     Sales of the Propulsion segment increased 5% in 2001, as sales of automotive airbag inflators rose 10% due to the February 1, 2001 acquisition by an ARC affiliate of certain assets and the automotive inflator business of BAG S.p.A., an Italian operation that was previously 50% owned by ARC. Domestic automotive inflator sales declined 16% because of the absence of sales to BAG S.p.A. in the last eleven months of 2001. Propulsion sales were on a par with 2000.

     Sales of the Metal Coating segment increased 6% in 2001, primarily driven by a strong advance in sales to the building products market, and the consolidation of a former equity affiliate, Midwest Metal Coatings (MMC), for the last seven months of 2001. The increase in building products primarily reflects market share gains and strong demand from the component segment of the market. Sales to the container market registered a small advance, as the benefit derived from the temporary shutdown of coating capacity at a customer's facility more than offset general weakness in the container market. Sales to the

Sales (cont'd)

manufactured products market were on a par with the prior year. The fourth quarter was particularly strong for the Metal Coating segment, with double digit increases in sales to each of the major markets served.

     Sales of the Specialty Chemicals segment declined 1% in 2001, as a 4% increase in local currency sales was more than offset by the translation of local currency amounts to US dollars. The local currency increase was due entirely to the addition of two specialty chemicals marketing units acquired in 2001 and 2000. Sales of detergent chemicals declined 3% for the year, though a rebound in fourth quarter demand tempered the impact of mid-year market weakness. The marketing units were unfavorably affected by the weak Euro and a softening in demand which began in the second quarter.

     Sales of the Other Products segment declined 9% in 2001, with each of the major units down from the preceding year. Sales of MEGTEC Systems declined 3% (8% excluding sales from the recently acquired roll handling group), with lower sales to all major markets: graphic arts, emission controls, and industrial products. Fourth-quarter sales declined 21% (34% excluding the impact of the roll handling group) reflecting both very weak market conditions and the effect of comparison against a particularly strong fourth quarter of 2000. Backlog at year-end was down 32% from year-end 2000, primarily reflecting weakness in demand from the graphic arts market. As a result, management expects that the first half of 2002 will be very weak. Sales of the can machinery unit declined 6% in 2001 with lower sales to the can forming and decorating equipment and spare parts markets tempered by a 7% increase in specialty can systems. Sales at automotive supplier Casco Products declined 12%, due primarily to a significant decline in sales to the North American market. Foreign units registered a small advance, as local currency increases were tempered by the impact of the stronger dollar on translation of the results ($1.5 million). Sales of the men's apparel unit, After Six, declined 33% for the year and 53% for the fourth quarter, due to a sharp decline in demand for formalwear. Backlog at this unit was down 45% from year-end 2000, although bookings in the first two months of 2002 were ahead of 2001.

Operating Income

Overall operating income declined $77.3 million or 75% in 2001. The major elements in the decline were: restructuring and related asset impairment charges of $22.4 million ($19.2 million higher than in 2000); a $13.3 million provision for environmental clean-up ($12.3 million higher than in 2000); and an unfavorable swing in results (exclusive of the restructuring and environmental provisions) of $20.9 million in the Propulsion segment and $27.7

Operating Income (cont'd)
million in the Other Products segment. A detailed review of operating results for each segment follows.

     Operating income in the Aerospace segment declined 3% in 2001. Results for 2001 include a restructuring charge of $4.0 million and related asset impairment charges of $0.4 million. These costs were for a 376 person (approximately 6%) reduction in Chromalloy Gas Turbine's workforce and the closing of a small facility. On a pro forma basis to exclude these charges, operating income increased 4% in 2001. The segment benefited from the absence of product development costs ($3.0 million in the first six months of 2000) at a component manufacturing unit now treated as an equity investment, and improved profitability at units engaged primarily in OEM activities. These benefits were tempered by lower profits at units primarily engaged in component repair for both the commercial airlines and industrial gas turbine aftermarkets. While declines at these repair units in the first nine months were due entirely to the absence of approximately $3.0 million of operating income from business transferred to joint ventures in 2000, the fourth-quarter decline reflected the dislocations in the commercial airline market following the September 11, 2001 terrorist attacks, partially offset by cost cutting actions and the resolution of certain contractual matters and cost estimates which allowed previously established reserves of $1.3 million to be reversed.

     The fallout from September 11, 2001 will continue to affect the portion of Chromalloy Gas Turbine's business directed to the commercial airline industry. The extent of the impact will depend largely on the depth and duration of the airline industry downturn, neither of which can be estimated at this time. In the first two months of 2002, Chromalloy Gas Turbine sales declined 14% and operating income was 50% below the comparable 2001 period.

     The Propulsion segment reported a $21.0 million loss in 2001, compared with a $10.0 million profit in 2000. The unfavorable swing primarily reflects losses at the automotive airbag inflator operations, a fourth-quarter environmental cleanup provision of $10.2 million, $3.2 million in asset impairment charges required by Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and a decline in profits in the rocket motor propulsion unit. Losses at the automotive airbag inflator operations primarily reflect three major factors: the consolidation of the Italian inflator operation beginning February 1, 2001; an unfavorable shift in the mix of domestic airbag inflator sales; and a $2.2 million asset impairment charge. The $10.2 million provision for environmental cleanup was primarily related to the establishment of a

Operating Income (cont'd)

$9.7 million reserve to remediate soil and ground water contamination from ammonium perchlorate (AP), a raw material used in the production of solid rocket motor propellant. Although no federal or applicable state environmental standards have been finalized for AP, recent studies showing that the chemical can interfere with human thyroid function prompted the unit to begin cleanup actions at its two affected solid propellant facilities. Excluding the environmental provision, the decline in operating profit in the rocket propulsion portion of the business is primarily related to a $1.0 million asset impairment charge, and to lower margins in the liquid propulsion market primarily caused by cost overruns on a commercial satellite program in the second half of 2001.

     Operating income in the Metal Coating segment declined 29% or $5.5 million in 2001. The decline was due entirely to $5.7 million of restructuring and related asset impairment charges to cover an early retirement program and the closing of a coating facility in Chicago, Illinois. Excluding these charges, results for 2001 were on a par with 2000, as strong operating results in the second half of the year offset the effect of a poor first quarter. On an operating basis, a 6% increase in sales (4% without the impact of MMC), the earnings added by the newly acquired MMC unit, improved productivity and income from a consulting agreement were offset by higher natural gas pricing (approximately $2.8 million) and by weakness in the secondary metal market.

     Operating income in the Specialty Chemicals segment declined 17% in 2001. Both years were affected by restructuring charges related to early retirement programs ($1.1 million in 2001 and $3.2 million in 2000). The decline was primarily due to: lower profits at the marketing units, where the benefits of higher sales were largely offset by currency-driven margin pressures and weakness in a key product market; increased pension expense; and the impact of a declining pound sterling on reported US dollar results. At the larger detergent chemicals operation, the benefits of restructuring and other ongoing cost containment initiatives were largely offset by slightly lower sales and higher raw material costs. The impact on operating income of restructuring charges, net of same-year savings, was roughly equivalent in both years.

     The Other Products segment posted a $19.7 million loss in 2001, whereas this segment had operating income of $19.2 million in 2000. Each of the four operating units recorded losses in 2001, whereas each recorded profits in 2000. Of the $38.9 million swing in operating results, $11.2 million reflects restructuring actions taken at the four units. MEGTEC had an unfavorable $7.8 million swing in operating results, which included a $3.2 million restructuring charge to reduce the work force by 5%. Without this charge the unit was at approximately

Operating Income (cont'd)

breakeven in 2001, due to the impact of a sharp decline in sales in the fourth quarter and a shift to lower margined products. Due to the weak year-end 2001 backlog, this unit is expected to post a loss in the first quarter of 2002. The can machinery operation registered an unfavorable swing of $12.0 million in operating results. This was primarily attributable to: restructuring and related asset impairment charges of $2.6 million for headcount reductions and the closing of a facility; the impact of lower sales and a significantly lower level of manufacturing activity in can forming and decorating products on absorption and gross profit; increased provisions for slow moving inventory; and lower spare parts sales. Casco, the automotive products unit, recorded an $11.7 million unfavorable swing in operating results in 2001. This included a restructuring charge of $3.6 million and related asset impairment charges of $1.1 million to cover the impact of headcount reductions and the writedown of equipment used in processes being outsourced. The balance of the decline is attributable to a loss at the domestic operation, where sales declined sharply and pressure on costs and margins continued. Results at After Six, the men's apparel unit, were down $7.3 million, primarily due to a 33% drop in sales, manufacturing inefficiencies, and increased inventory markdowns and bad debt provisions. Restructuring and related asset impairment charges totaled $0.7 million for this unit which resulted from the decision to manufacture a large portion of the unit's products offshore.

     Corporate expenses declined 9% in 2001, primarily a reflection of the absence of a bonus accrual, partially offset by increased environmental cleanup provisions for operations that are no longer part of Sequa ($3.1 million in 2001, $1.0 million in 2000) and higher pension costs.

Restructuring and Related Asset Impairment Charges

In response to difficult economic conditions, Sequa undertook a strategic restructuring program in 2001 that will enhance the Company's competitive position in its various markets. The restructuring program included an 867 person reduction in Sequa's employee base primarily at Chromalloy Gas Turbine (Aerospace segment) and After Six (a unit of the Other Products segment). In addition, Sequa closed a metal coating plant in Illinois, a can forming equipment plant in California and a small Chromalloy Gas Turbine facility in Alabama. The activities carried out in these plants were largely transferred to other facilities within the same operating unit. Also, two operations in the Other Products segment moved to substantially increase their use of outsourced manufacturing.

Restructuring and Related Asset Impairment Charges (cont'd)

     The Consolidated Statement of Income for 2001 includes restructuring charges of $18.2 million of which $9.6 million is included in cost of sales and $8.6 million is included in selling, general and administrative expenses. The restructuring charges consist of: $13.4 million of involuntary termination benefits and voluntary early retirement benefits to be paid outside of Sequa's qualified pension plans; $1.3 million of charges related to increased benefits afforded under Sequa's qualified pension plans and curtailment charges; $1.1 million principally related to costs associated with the closing of certain facilities and $2.4 million of other restructuring charges. The after-tax effect of the restructuring charges is to reduce basic earnings per share by $1.14. Asset impairment charges related to the restructuring activities separately total $4.2 million and are primarily included in cost of sales. The after-tax effect of these charges is to reduce basic earnings per share by $0.26.

The 2001 restructuring and related asset impairment charges by segment are as follows:
(Amounts in thousands)	Restructuring Charges	Related Asset Impairment Charges
Aerospace	$ 3,991	$ 369
Propulsion	129	-
Metal Coating	3,358	2,339
Specialty Chemicals	1,059	-
Other Products:
MEGTEC	3,188	-
Sequa Can Machinery	2,446	181
Casco Products	3,614	1,081
After Six	454	203
	$18,239	$4,173

Sequa's Consolidated Balance Sheet at December 31, 2001 includes accruals of $11.3 million relating to the restructuring actions. The original restructuring liability of $18.2 million was reduced by involuntary termination and voluntary early retirement benefits paid outside of Sequa's qualified pension plans of $5.1 million with additional payments of $0.5 million principally relating to the closing of facilities. That portion of the restructuring liability relating to curtailment losses and the cost of early retirement windows afforded under Sequa's qualified pension plans of $1.3 million are included in the related pension accruals in the Consolidated Balance Sheet. Sequa expects that cash expenditures for the restructuring program will total $16.9 million, with $5.6 million paid in 2001, $10.4 million expected to be paid in 2002 and $0.9 million, primarily related to early retirement programs, to be paid in 2003 and beyond. Sequa expects to generate approximately $6.7 million in cash from the

Restructuring and Related Asset Impairment Charges (cont'd)

disposal of property, plant and equipment available for sale as a result of the restructuring program. Efforts to sell these assets have begun, but Sequa can not forecast when they will be completed and the proceeds from disposition received.

     The Consolidated Statement of Income for 2000 includes a restructuring charge of $3.2 million related to an early retirement program at the Specialty Chemicals segment, of which $1.3 million is included in cost of sales and $1.9 million is included in selling, general and administrative expense. Cash payments required under this early retirement program were completed in 2001.

First-Quarter Forecast/Outlook for 2002

For the first quarter ending March 31, 2002, Sequa expects that sales will be lower and operating income will be down sharply from the same quarter of 2001. The decreases primarily reflect softness in the Aerospace segment, largely due to the after effects on the worldwide commercial aviation market of both the September 11, 2001 terrorist attacks and the economic downturn. As a result, Sequa expects to post a loss in the range of $(0.85) and $(1.00) per basic share in the first quarter. Management currently expects that operating results will begin to improve gradually in the second quarter provided the overall economic environment strengthens and the commercial aviation market begins to recover.

Interest Expense

Interest expense increased $6.9 million from 2000 and reflects a higher level of average borrowings due to expanded working capital needs at Sequa's Chromalloy unit resulting from growth initiatives pursued in 2000 as well as other general corporate purposes. The increase also reflects a higher average interest rate resulting from the repayment of revolving credit debt using a portion of the proceeds of the $200 million 8 7/8% Senior Notes.

Equity in Loss of Unconsolidated Joint Ventures

Sequa's investments in unconsolidated joint ventures amounted to $46.4 million and $65.7 million at December 31, 2001 and 2000, respectively. The combination of income and losses of these joint ventures resulted in net equity losses of $0.7 million in 2001 and $2.0 million in 2000. The largest of these joint ventures are discussed in the following paragraphs.

Equity in Loss of Unconsolidated Joint Ventures  (cont'd)

     On February 1, 2001, ARC, through an affiliate, acquired certain assets and the ongoing automotive airbag inflator business of BAG S.p.A. pursuant to an overall settlement agreement with its former joint venture partner, Breed Technologies, Inc. The results of operations as they relate to the acquired assets and the ongoing inflator business of BAG S.p.A. have been fully consolidated with those of Sequa from the acquisition date. Sequa continues to have an equity investment in BAG S.p.A. reflecting underlying assets established for certain anticipated liabilities as the venture is wound down. Sequa's investment in BAG S.p.A. was $1.9 million at December 31, 2001 and $15.2 million at December 31, 2000. Sequa's equity share of the losses of the BAG S.p.A. joint venture was $1.9 million in 2001 and $2.0 million in 2000. The 2001 loss includes a $1.2 million write-down of an airbag inflator production line.

     Chromalloy has a number of joint venture partnerships. In May 2000, Chromalloy reduced its majority ownership interest in a component manufacturing operation to 50%. Accounts of this operation are included in the Consolidated Statement of Income for the period of majority ownership. Sequa's investment in this operation was $6.3 million at December 31, 2001 and $5.5 million at December 31, 2000. Sequa's equity share of the losses was $2.2 million in 2001 and $0.1 million in 2000.

     In May 2000, Chromalloy entered a joint venture agreement with Siemens Westinghouse whereby Chromalloy contributed certain assets and liabilities of two industrial turbine repair units in return for a 49% ownership interest in a new US company called Turbine Airfoil Coating & Repair LLC (TACR). Siemens Westinghouse contributed to TACR the stock of an existing operation in Germany. TACR coats new parts and repairs components for land-based industrial gas turbines. Sequa's investment in TACR was $18.0 million at December 31, 2001 and $14.6 million at December 31, 2000 and its equity share of net income from TACR was $3.4 million in 2001 and $0.8 million in 2000.

     In June 2000, Chromalloy purchased a 49% ownership interest in an existing operation that operates as Masaood John Brown Ltd (MJB), with a facility in the United Arab Emirates. MJB is a partnership with Mohammed Bin Masaood & Sons and provides repair and maintenance services to industrial gas turbine operators. Sequa's investment in MJB was $7.8 million at December 31, 2001 and $4.7 million at December 31, 2000 and its equity share of net income from MJB was $1.2 million in 2001 and $0.3 million in 2000. At December 31, 2001, Sequa had guaranteed MJB's bank line of credit in the amount of $6.9 million.

Equity in Loss of Unconsolidated Joint Ventures  (cont'd)

     In August 2000, Chromalloy signed agreements with Rolls-Royce plc to form two 50/50 joint ventures: Turbine Surface Technologies Ltd (TST), which will provide advanced coatings for Rolls-Royce turbine components; and Turbine Repair Technologies Ltd (TRT), which provides advanced component repair services for certain Rolls-Royce engines. TST is not expected to generate sales until 2002, and the investment in this joint venture was $0.3 million at December 31, 2001. The equity share of start-up losses for TST was $0.2 million in 2001. Sequa's investment in TRT was $2.9 million at December 31, 2001 and $2.4 million at December 31, 2000. The equity share of net income from TRT was $1.2 million in 2001 and $0.1 million in 2000.

     Two other Chromalloy 50/50 joint venture partnerships are significant. Advanced Coatings Technologies (ACT), a joint venture with United Technologies Corporation, owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts. Sequa's investment in ACT was $0.8 million at December 31, 2001 and $1.1 million at December 31, 2000. Sequa's equity share of net income from ACT was $1.9 million in 2001 and $1.0 million in 2000. Pacific Gas Turbine Center, LLC (PGT), was formed in 1999 to overhaul and test certain jet engines and operated from November 2000 as a partnership with the maintenance services subsidiary of SAir Group. Sequa's investment in PGT was $7.4 million at December 31, 2001 and $12.2 million at December 31, 2000. Sequa's equity share of losses from PGT was $4.7 million in 2001 and $2.4 million in 2000. At December 31, 2001, Sequa was contingently liable for letters of credit issued on behalf of PGT in the amount of $4.5 million.

     In June 2001, Precoat Metals acquired the remaining 50% ownership interest in Midwest Metal Coatings (MMC) which coats coils of heavy gauge steel for structural components used in the building products market. The results of operations have been fully consolidated with those of Sequa from the acquisition date. Sequa's investment in MMC was $9.0 million at December 31, 2000. Sequa's equity share of net income from MMC was $0.5 million in 2001 and $0.3 million in 2000.

Other, Net

In 2001, Other, net included $4.6 million of income related to the demutualization of an issuer of corporate-owned life insurance policies and pension annuities; $4.3 million of gain on the sale of the Caval Tool Division of the Chromalloy Gas Turbine subsidiary; $4.1 million of discount expense related to the sale of accounts receivable; $3.6 million of expense on the fair market valuation of a natural gas swap and related option; $1.8 million of charges for the amortization of capitalized debt costs; $1.2 million of expense on the cash surrender value of corporate-owned life insurance; and $1.0 million of charges for letters of credit and commitment fees.

Other, Net  (cont'd)

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

Tax Settlement

On July 25, 2001, the Internal Revenue Service (IRS) notified Sequa that a settlement agreement concerning the 1989 restructuring of two subsidiaries was approved. The notification finalized Sequa's tax liability in the matter. Further notification is pending regarding the final amount of interest owed.

     While management believed that its position in this matter was appropriate, it had taken the conservative position of providing reserves to cover an adverse outcome. The total amount involved was approximately $59 million, composed of the potential liability associated with the restructuring and related tax issues; interest expense, net of tax benefit, from the date of the resulting tax refund; and deferred tax assets for portions of tax loss and credit carryforwards which could be utilized in a settlement. In October 1998, Sequa deposited $24 million with the IRS against the expected liability for additional tax and interest that could have been assessed against Sequa related to certain of these tax matters. The deposit stopped the running of interest with respect to the amount deposited.

     As a result of the settlement, no additional tax will be paid and $36.0 million, representing the reversal of income tax reserves no longer required, was recorded as income through a reduction in the income tax provision. An additional adjustment is possible pending notification of the final amount of interest owed. The impact of the settlement was to increase basic earnings per share by $3.47 in 2001.

Risk/Concentration of Business

On September 11, 2001, the United States was subject to terrorist attacks at the World Trade Center buildings in New York City and the Pentagon in Washington, D.C. These attacks had a severe impact on the airline industry, due to immediate airport closures and the longer term downturn in air travel. Chromalloy's volume of repair business is directly correlated to the number of hours jet engines have been flown. The economic impact on Chromalloy of the repercussions from terrorist attacks for the fourth quarter were offset by cost cutting measures and the favorable resolution of certain contractural matters and cost estimates, which allowed $3.0 million of previously established reserves to be reversed. At February 28, 2002, trade receivables due from major commercial airlines totaled approximately $39 million, and business conditions in the airline industry could adversely affect the ability of Chromalloy to realize some of these receivables.

     Precoat Metals markets its coating services to steel and aluminum producers and distributors, building products manufacturers, merchant can makers and manufacturers of other diverse products. The steel industry is currently experiencing difficult economic pressures and Precoat Metals has worked to insulate its accounts receivable exposure by selling on terms of 30 days or less. Furthermore, Precoat Metals primarily acts as a toll coater for its steel mill customers and therefore does not own significant stores of coil inventory to service this market.

     On March 6, 2002, National Steel filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. National Steel represents Precoat Metals' largest customer, accounting for approximately $89 million or 37% of 2001 sales. The pre-petition trade receivable balance with National Steel is not material to the operations of Precoat Metals and management does not anticipate that its operations will be adversely impacted in the near term.

     Chromalloy competes for turbine engine repair business with a number of other companies, including the manufacturers of jet engines (OEMs). The OEMs generally have obligations (contractual and otherwise) to approve vendors to manufacture components for their engines and/or perform repair services on their engines and components. Chromalloy has a number of such approvals, including

Risk/Concentration of Business  (cont'd)

licensing agreements, which allow it to manufacture and repair certain components of flight engines. The loss of a major OEM's approval to manufacture or repair components for its engines could have an adverse effect on Chromalloy, although management believes it has certain actions available to it to mitigate this effect.

     Sequa is engaged in the automotive airbag inflator business through ARC and, until February 2001, through ARC's 50% equity investment in BAG S.p.A. On February 1, 2001, ARC Automotive Italia purchased certain assets and the ongoing airbag inflator business of BAG S.p.A. ARC's major customer for airbag inflators is Breed Technologies, Inc. (Breed) and its subsidiaries which are supplied under long-term contracts. In 2001, Breed and its subsidiaries accounted for $95.5 million of ARC's sales.

Derivative and Other Financial Instruments

Sequa is exposed to market risk from changes in foreign currency exchange rates and from changes in the prices of certain commodities which impact its earnings, cash flows and financial condition. Sequa manages its exposure to this market risk through its regular operating and financial activities and, when appropriate, through the use of derivative financial instruments. Sequa has well-established policies and procedures governing the use of derivative financial instruments as risk management tools and does not buy, hold or sell derivative financial instruments for trading purposes. Sequa's primary foreign currency exposures relate to the British, French, German, Dutch and Italian currencies and to the Euro. To mitigate the short-term effect of changes in currency exchange rates, Sequa utilizes forward foreign exchange contracts and derivatives thereof, to manage its exposure to certain existing assets and liabilities and to hedge firm commitments and forecasted transactions denominated in currencies other than the functional currency. Depending on the volatility of the market, Sequa utilizes natural gas swap agreements to convert a portion of its natural gas requirements to fixed rates.

     On January 1, 2001, Sequa adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. These statements require companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Depending on the use of a derivative and whether it has been designated and qualifies as a hedge, gains and losses resulting from changes in the value of the derivative are recognized currently in earnings or reported in Accumulated Other Comprehensive Income (Loss), a separate component of shareholders' equity. The adoption of SFAS No. 133 as amended by SFAS No. 138 has not had a material effect on Sequa's consolidated financial

Derivative and Other Financial Instruments  (cont'd)

statements with respect to the use of forward foreign exchange contracts and derivatives thereof. At December 31, 2001, Sequa was a party to a natural gas swap that includes a written option, the fair market valuation of which resulted in a $3.6 million charge recorded in Other, net in the Consolidated Statement of Income.

     A hypothetical 10% uniform decrease in all foreign currency exchange rates relative to the US dollar would decrease the fair value of Sequa's financial instruments by approximately $10.6 million as of December 31, 2001 and $10.7 million as of December 31, 2000. The sensitivity analysis relates only to Sequa's exchange rate-sensitive financial instruments, which include cash and debt amounts denominated in foreign currencies and all open foreign forward exchange contracts at December 31, 2001 and 2000. The effect of this hypothetical change in exchange rates ignores the effect this movement may have on the value of net assets, other than financial instruments, denominated in foreign currencies and does not consider the effect this movement may have on anticipated foreign currency cash flows.

     At December 31, 2001 and 2000, substantially all of Sequa's debt was at fixed rates, and Sequa currently does not hold interest rate derivative contracts. Accordingly, a change in market interest rates would not materially impact Sequa's interest expense but would affect the fair value of Sequa's debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of Sequa's total debt was approximately $660 million at December 31, 2001 and $592 million at December 31, 2000. A hypothetical 1% increase in interest rates would decrease the fair value of Sequa's total debt by approximately $32.1 million at December 31, 2001 and $28.4 million at December 31, 2000. A hypothetical 1% decrease in interest rates would increase the fair value of Sequa's total debt by approximately $34.3 million at December 31, 2001 and $30.7 million at December 31, 2000. The fair value of Sequa's total debt is based primarily upon quoted market prices of Sequa's publicly traded securities. The estimated changes in fair values of Sequa's debt are based upon changes in the present value of future cash flows as derived from the hypothetical changes in market interest rates.

Euro Conversion

On January 1, 2002, the European Union completed its transition to a common currency (Euro). The introduction of the Euro, including the total costs associated with the conversion, did not have a material adverse effect on Sequa's financial position, results of operations or cash flows.

Environmental Matters

Sequa's environmental department, under senior management's direction, manages all activities related to Sequa's involvement in environmental cleanup. This department establishes the projected range of expenditures for individual sites with respect to which Sequa may be considered a potentially responsible party under applicable federal or state laws. These projected expenditures, which are reviewed periodically, include: remedial investigation and feasibility studies; outside legal, consulting and remediation project management fees; the projected cost of remediation activities; and site closure and post-remediation monitoring costs. The assessments take into account currently available facts, existing technology, presently enacted laws, past expenditures, and other potentially responsible parties and their probable level of involvement. Outside technical, scientific and legal consulting services are used to support management's assessments of costs at significant individual sites.

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the fourth quarter of 2001, Sequa recorded a charge of $13.3 million to increase its accruals for remediation costs. The charge includes $9.7 million of estimated cost to remediate soil and groundwater contamination from ammonium perchlorate (AP), a raw material used to produce missile and rocket fuel. Although no federal or state environmental standards have been finalized for AP, recent studies showing that the chemical can interfere with human thyroid function have prompted Sequa to begin cleanup actions at its solid propellant facilities. At December 31, 2001, the potential exposure for all remediation costs is estimated to range from $22 million to $35 million, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $30.8 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, Sequa's actual cash expenditures for remediation of previously contaminated sites were $4.0 million in 2001, $3.3 million in 2000 and $4.9 million in 1999. Sequa anticipates that remedial cash expenditures will be between $8 million and $12 million during 2002 and between $5 million and $9 million during 2003. Sequa's capital expenditures for projects to eliminate, control or dispose of pollutants were $2.4 million, $2.2 million and $1.6 million in 2001, 2000 and 1999, respectively. Sequa anticipates annual environment related capital expenditures to be approximately $3.1 million during 2002 and $2.0 million during 2003. Sequa's operating expenses to eliminate, control and dispose of pollutants were approximately $11 million in 2001 and $10 million per year in 2000 and 1999. Sequa anticipates that environmental operating expenses will be approximately $11 million per year during 2002 and 2003.

Backlog

The businesses of Sequa for which backlogs are significant are the Turbine Airfoils, TurboCombustor Technology and Castings units of the Aerospace segment; the solid and liquid rocket motor operations of the Propulsion segment; and the can machinery, MEGTEC and After Six units of the Other Products segment. The aggregate dollar amount of backlog in these units at December 31, 2001 was $212.4 million ($281.2 million at December 31, 2000). All segments, including the individual operating units within the Other Products segment, have experienced a decline in backlog. Sales of the After Six unit are seasonal, with stronger sales in the first six months of the year; accordingly, this unit's backlog is normally higher at December 31 than at any other time of the year. Backlog values in both years exclude the Aerospace segment's Caval Tool unit, which was divested in February 2001.

Liquidity and Capital Resources

Net cash provided by operating activities was $88.1 million in 2001, compared with $42.3 million in 2000. The primary reasons for the $45.8 million increase were a lower level of working capital requirements partly offset by lower operating income and an increase in taxes paid that primarily reflects the absence of a Federal tax refund received in 2000. Cash used for investing activities was $57.8 million in 2001, compared with $115.8 million in 2000. The $58.0 million decrease primarily relates to the proceeds on the sale of the Caval Tool division of the Chromalloy Gas Turbine subsidiary, and a lower level of capital spending in 2001. Net cash from financing activities was $52.0 million in 2001, compared with $62.4 million in 2000. The $10.4 million decrease reflects the $196.8 million net proceeds from the April 2001 debt offering and the subsequent repayment of the $66.4 million 10.1% medium-term notes due in mid-May and amounts outstanding under Sequa's revolving credit and receivables purchase agreements.

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

Liquidity and Capital Resources  (cont'd)

     On July 12, 2001, Sequa completed its offer to exchange all outstanding 8 7/8% Senior Notes due April 1, 2008 for up to $200 million of registered Series B 8 7/8% Senior Notes due April 1, 2008. All $200 million of outstanding notes were exchanged. The terms of the new Series B 8 7/8% Senior Notes -- including principal amount, interest rate, maturity, security and ranking -- are substantially the same as the terms of the original notes, with the principal exception that the new notes are registered under the Securities Act.

     At December 31, 2001, no amounts were outstanding under the $75 million revolving line of credit and the facility was not used in the fourth quarter of 2001. Adverse economic conditions in the fourth quarter precluded Sequa from being in compliance with certain financial covenants of the revolving credit agreement. In January 2002, Sequa cancelled the facility. Sequa is in discussions with a group of banks regarding a new credit facility.

     Sequa Receivables Corp. (SRC), a wholly owned special purpose corporation, has a Receivables Purchase Agreement extending through November 2003 under which it is able to sell up to $120 million of an undivided percentage ownership interest in Sequa's eligible trade receivables through a bank sponsored facility. Under the terms of the agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any distribution to Sequa. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," transactions under the Receivables Purchase Agreement qualify as a sale of receivables. Trade receivables included in the December 31, 2001 Consolidated Balance Sheet are net of receivables sold under the agreement of $64.0 million.

     At December 31, 2001, Sequa was contingently liable for $32.0 million of outstanding letters of credit and $17.8 million of surety bonds not reflected in the accompanying consolidated financial statements. In addition, Sequa has guaranteed a $6.9 million bank line of credit for its MJB joint venture. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to the outstanding letters of credit, surety bonds or the guarantee.

     Capital expenditures amounted to $77.2 million in 2001, with spending concentrated in the Aerospace segment. These funds were primarily used to upgrade existing facilities and equipment and to expand capacity. Sequa currently anticipates that capital spending in 2002 will be approximately $90 million and will be concentrated in the Aerospace and Propulsion segments.

     Due to the present funded status of Sequa's qualified pension plans, management currently anticipates that 2002 pension contributions will be approximately $22.6 million although the required minimum contribution is $3.4 million as calculated under an asset smoothing methodology.

Liquidity and Capital Resources  (cont'd)

     Management currently anticipates that cash flow from operations; the $45.0 million available at March 18, 2002 under the Receivables Purchase Agreement; the $127.1 million of cash and cash equivalents on hand at December 31, 2001; will be sufficient to fund Sequa's operations for the next year including the $62.8 million of interest payments due on the 9% and 8 7/8% Senior Notes, the $90 million of estimated capital expenditures and the $22.6 million of anticipated pension contributions. Sequa expects to conclude a new revolving credit facility that will add to available funds in 2002.

Other Information

On June 29, 2001, the Financial Accounting Standards Board formally approved the issuance of Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon the effective date of the statement, which, for Sequa, is January 1, 2002. Amortization charged against earnings in 2001 was $13,471,000.

     SFAS No. 142 establishes specific guidelines for use in evaluating the impairment of goodwill. Under SFAS No. 142, goodwill is considered impaired and an impairment loss must be recognized if the implied fair value of a reporting unit's goodwill is less than its carrying amount. The implied fair value of goodwill is determined by subtracting the fair value of the recognized assets of the reporting unit from the fair value of the reporting unit. The impairment loss is the amount by which the carrying amount of goodwill exceeds its implied fair value.

     Sequa is assessing the impact of SFAS No. 142 and anticipates a significant impairment loss will be incurred upon adoption of the statement. In accordance with SFAS No. 142, a transitional impairment loss will be recognized as the effect of a change in accounting principle and will be presented in the Consolidated Statement of Income, net of related income tax effects, between the captions extraordinary items (if any) and net income.

     Through December 2001, Sequa has evaluated the recoverability of goodwill at the operating unit level through an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has current operating losses, and, based upon projections, such operating losses are likely to continue, Sequa evaluates whether impairment exists over the remaining amortization period on the basis of undiscounted expected future

Other Information  (cont'd)

cash flows from operations before interest. If impairment exists, the carrying amount of the goodwill is reduced to net realizable value, using a discounted cash-flow methodology. No impairments were recorded in 2001 or 2000.

     SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001 and requires the recognition of a liability regarding the existence of a legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development or normal operation of the asset. This statement is not expected to have a material impact on Sequa's consolidated financial statements. This statement is effective for the fiscal years beginning after June 15, 2002, with earlier adoption encouraged. Sequa will adopt this accounting standard as required by January 1, 2003.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001 and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 requires that a single accounting model be applied to long-lived assets whether such assets are held and used, are to be disposed of other than by sale or disposed of by sale. The accounting model requires the long-lived asset to be recorded at the lower of its carrying amount or its fair value. The statement also broadens the presentation of discontinued operations to include more disposal transactions. This statement is not expected to have a material impact on Sequa's consolidated financial statements. This statement is effective for fiscal years beginning after December 15, 2001 and Sequa adopted this accounting standard on January 1, 2002.

Forward-Looking Statements

This document includes forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are based on management's current expectations, estimates and projections that are subject to risks and uncertainties, including, but not limited to: political, currency, regulatory, competitive and technological developments. Consequently, actual results could differ materially from these forward-looking statements.

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

     Sales of the Aerospace segment (Chromalloy) rose 3% in 2000. Sales to the engine component repair market increased 9%, whereas sales to the original equipment manufacturers (OEMs) declined. Sales were tempered by two factors: the translation effect created by a weakening Euro against the US dollar, which lowered reported sales of European entities by $20.5 million; and the absence of sales (approximately $14.6 million in the applicable 1999 periods) from operations contributed to joint ventures with Siemens Westinghouse and Rolls-Royce during 2000. Strength in sales to the commercial repair aftermarket reflects the benefit of long-term contracts with major airlines to provide repair services and inventory management. The advance in military repair sales reflects revenues from a contract to provide component repairs at Kelly Air Force Base. The Kelly business was a major contributor to the overall increase in repair sales. The lower level of OEM sales primarily reflects the continued effect of global outsourcing programs by the jet engine OEMs.

     Sales of the Propulsion segment (Atlantic Research Corporation or ARC) were down 1% from a year earlier, as an advance at the liquid propulsion unit was offset by small declines in the solid rocket and automotive airbag inflator operations. The increase at the liquid propulsion unit was primarily attributable to a contract to refurbish the post boost control system of the Minuteman III missile. The decline in solid propulsion sales primarily reflects production stretch-outs and lower production levels on several programs. The decline in automotive airbag inflator sales is attributable to a sharp fourth-quarter reduction in demand from a major domestic OEM.

     Sales in the Metal Coating segment (Precoat Metals) advanced 6% in 2000, with increases in each of its major market areas: building products, containers and manufactured products. The advance was tempered by softening customer demand in the fourth quarter in all major markets.

Sales (cont'd)

     Sales of the Specialty Chemicals segment (Warwick International) declined 10% (4% in local currency) in 2000, due to two principal factors: demand for the detergent additive TAED declined 4%; and the unfavorable effects of currency movements -- particularly the strengthening of the British pound sterling against the Euro and its decline against the US dollar. These factors more than offset the inclusion of sales from a French specialty chemicals distribution business acquired in February 2000.

     Sales of the Other Products segment increased 15% in 2000 (8% excluding the impact of acquisitions), with each of the four operating units contributing to the increase. MEGTEC sales rose 19%, chiefly due to a 32% advance in the graphic arts product line. MEGTEC's increase was achieved despite the negative impact ($12.3 million) of the weakening Euro on reported US dollar sales of European operations. Sales of the can machinery unit advanced 33% (6% excluding a second-quarter acquisition), reflecting higher sales of can forming equipment and specialty can systems, including sales added through the acquisition of the business and certain assets of Formatec Inc. Sales of can decorating equipment declined, the result of the continuing worldwide slump in demand. Sales of Casco Products, the automotive products unit, advanced 6% in 2000, due entirely to the sales added by a German automotive products supplier acquired in June 1999. Excluding this contribution, sales registered a small decline, reflecting two factors: the impact of the weakening Euro on reported US dollar sales of the unit's Italian operations ($2.5 million) and the slowdown in North American demand, which began to affect sales in the fourth quarter of 2000. Sales of the After Six unit were up 2% in 2000, reflecting slightly higher demand for formal attire and improved market share.

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

     Operating income in the Aerospace segment advanced 4% in 2000, with units that primarily serve the repair aftermarket 10% ahead. This advance was tempered by two principal factors: the weakness of the Euro and the British pound on reported US dollar

Operating Income  (cont'd)

results of European repair units, which lowered results by $2.6 million; and the absence of profits from operations transferred to joint ventures in 2000 that had contributed operating income of $1.9 million in the applicable 1999 periods. Profits at units primarily serving the OEM market were down sharply on lower volume. In addition, product development costs incurred at a component manufacturing unit before Chromalloy reduced its ownership interest to 50% were $1.4 million higher in 2000 than in 1999.

     Operating income in the Propulsion segment increased 59% over 1999. The solid rocket motor business advanced 62%, primarily due to improved performance on several major programs. Automotive airbag inflator results were down 27% from a year earlier, despite the benefits of extensive product cost reduction programs. Among the factors that reduced results for this unit were the cost to settle all outstanding issues with Breed; an unfavorable sales mix shift; increased spending on research and product development; and lower fourth-quarter sales. Profits at the liquid propulsion unit advanced in 2000, primarily due to lower bid and proposal costs and higher sales.

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

     Operating income in the Other Products segment advanced 63%, driven by an $8.8 million improvement at the MEGTEC operation, which had incurred a loss in 1999. With higher sales and improved margins, MEGTEC benefited from programs to improve quality and lower manufacturing costs; from reduced research and selling and administrative expenses; and from the acquisition of its French dryer manufacturing subcontractor in 2000. Operating income at the can machinery unit declined sharply in 2000, as the benefits of higher sales were more than offset by the significant effect

Operating Income (cont'd)

on margins of an unfavorable sales mix shift. Casco Products, the automotive products supplier, registered a 3% increase in profits for 2000. The benefit of a full year of profits from the German operation and improved performance at the Brazilian operation were partially offset by the impact of lower sales and continued margin pressure at the domestic operations, and by the unfavorable effects of the weakening of the Euro on the reported results of the European operations ($0.5 million). Profits were down 3% at the After Six unit, due to lower margins.

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

Equity in Loss of Unconsolidated Joint Ventures

Sequa's investments in unconsolidated joint ventures amounted to $65.7 million and $42.4 million at December 31, 2000 and 1999, respectively. The combination of income and losses of these joint ventures resulted in net equity losses of $2.0 million in 2000 and $2.9 million in 1999. The most significant of these joint ventures are discussed below.

     ARC and Breed operated a 50/50 automotive airbag inflator joint venture in Italy, called BAG S.p.A. Sequa's investment in BAG S.p.A. was $15.2 million at December 31, 2000 and $18.5 million at December 31, 1999. Sequa's equity share in the losses of the BAG S.p.A. joint venture was $2.0 million in 2000 and $1.9 million in 1999.

     Chromalloy has investments in a number of unconsolidated joint ventures, which amounted to $41.5 million and $14.4 million at December 31, 2000 and 1999, respectively. The combination of income and losses of these joint ventures resulted in net equity losses of $0.2 million in 2000 and net equity income of $0.2 million in 1999.

     Precoat Metals had a 50/50 partnership with NCI Building Systems, Inc. in Midwest Metal Coatings (MMC). Sequa's investment in MMC was $9.0 million at December 31, 2000 and $9.5 million at December 31, 1999. Sequa's equity share was net income of $0.3 million in 2000 and a net loss of $0.5 million in 1999.

Other, Net

In 2000, Other, net included $7.5 million of discount expense related to the sale of accounts receivable; $1.6 million of expense on the cash surrender value of corporate-owned life insurance; $1.1 million of charges for the amortization of capitalized debt costs; $1.0 million of charges for letters of credit and commitment fees; $1.0 million of income related to the final resolution of matters associated with the sale of a Chromalloy business in the United Kingdom; $1.0 million of income related to a minority interest in the component manufacturing operation for the period during which the operation was majority owned; and a $0.9 million gain related to the sale of a partial ownership interest in this operation.

     In 1999, Other, net included $3.9 million of gains on the sale of excess real estate; $2.7 million of income related to the demutualization of an issuer of corporate-owned life insurance policies; $2.2 million of income related to the adjustment of the gain on the sale of Sequa Chemicals recorded upon final settlement with the purchaser; $1.6 million of income related to the collection of a note receivable that was written off more than ten years ago; a $1.3 million gain on the sale of short-term investments; $1.0 million of income on the cash surrender value of corporate-owned life insurance; $2.3 million of discount expense related to the sale of accounts receivable; $1.5 million of charges for the amortization of capitalized debt costs; and $1.1 million of charges for letters of credit and commitment fees.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See discussion appearing on pages 29 and 30 of this Annual Report on Form 10-K under the heading "Derivative and Other Financial Instruments," which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and
the Board of Directors of
Sequa Corporation:

We have audited the accompanying consolidated balance sheets of Sequa Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sequa Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Notes 1 and 12 to the consolidated financial statements, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138.

ARTHUR ANDERSEN LLP
New York, New York
March 11, 2002

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet

(Amounts in thousands)
At December 31, 2001 2000

Assets
Current assets
Cash and cash equivalents	$ 127,103	$ 49,977
Trade receivables, net (Note 2)	217,064	225,955
Unbilled receivables, net (Note 3)	34,379	40,882
Inventories (Note 4)	375,602	373,696
Deferred income taxes (Note 9)	55,704	52,766
Other current assets	34,098	32,824
Total current assets	843,950	776,100

Investments
Investments and other receivables
(Note 5)	64,473	84,921
Net assets of discontinued operations
(Note 6)	97,991	97,545
	162,464	182,466

Property, plant and equipment, net
(Note 7)	488,383	482,821

Other assets
Excess of cost over net assets of
companies acquired (Note 1)	298,231	305,570
Deferred charges and other assets	42,754	36,873
	340,985	342,443

Total assets	$1,835,782	$1,783,830

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet

(Amounts in thousands, except share data)
At December 31,	2001	2000

Liabilities and Shareholders' Equity
Current liabilites
Current maturities of long-term debt
(Note 8)	$ 2,659	$ 1,439
Accounts payable	132,569	145,841
Taxes on income (Note 9)	18,079	62,619
Accrued expenses (Note 10)	195,887	180,230
Total current liabilities	349,194	390,129

Noncurrent liabilities
Long-term debt (Note 8)	707,986	590,607
Deferred income taxes (Note 9)	24,277	45,396
Other noncurrent liabilities (Note 11)	109,863	87,891
Total noncurrent liabilities	842,126	723,894

Shareholders' equity (Notes 14, 15 and 16)
Preferred stock--$1 par value,
1,825,000 shares authorized; 797,000
shares of $5 cumulative convertible stock
issued at December 31, 2001 and 2000
(involuntary liquidation value--$17,181
at December 31, 2001)	797	797
Class A common stock--no par value,
50,000,000 shares authorized; 7,284,000 shares issued at December 31, 2001 and 7,281,000 shares issued at December 31, 2000	7,284	7,281
Class B common stock--no par value,
10,000,000 shares authorized; 3,727,000
shares issued at December 31, 2001 and 2000	3,727	3,727
Capital in excess of par value	288,179	288,325
Retained earnings	492,640	486,655
Accumulated other comprehensive loss	(69,503)	(37,763)
	723,124	749,022
Less: cost of treasury stock	78,662	79,215
Total shareholders' equity	644,462	669,807

Total liabilities and shareholders' equity	$1,835,782	$1,783,830

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Statement of Income

(Amounts in thousands, except per share data)
Year ended December 31, 2001 2000 1999

Sales	$1,755,775	$1,773,138	$1,711,170

Costs and expenses (Note 18)
Cost of sales	1,478,884	1,423,342	1,371,347
Selling, general and administrative	250,953	246,608	245,364
	1,729,837	1,669,950	1,616,711

Operating income	25,938	103,188	94,459

Other income (expense)
Interest expense	(63,274)	(56,396)	(60,770)
Interest income	5,198	5,074	9,252
Equity in loss of unconsolidated
joint ventures (Note 5)	(695)	(1,951)	(2,851)
Other, net (Note 19)	(2,818)	(7,868)	9,309
	(61,589)	(61,141)	(45,060)

Income (loss) before income taxes	(35,651)	42,047	49,399

Income tax benefit (provision) (Note 9)	7,700	(18,000)	(21,600)
Tax settlement (Note 9)	36,000	-	-

Income before extraordinary item	8,049	24,047	27,799

Extraordinary loss on early retirement
of debt, net of tax benefit of $3,087	-	-	(5,732)

Net income	8,049	24,047	22,067

Preferred dividends	(2,064)	(2,064)	(2,064)

Net income available to common stock	$ 5,985	$ 21,983	$ 20,003

Basic and diluted earnings per share(Note 21)
Income before extraordinary item	$ .58	$ 2.12	$ 2.48
Extraordinary loss	-	-	(.55)
Net income	$ .58	$ 2.12	$ 1.93

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Amounts in thousands)
Year ended December 31, 2001 2000 1999
Cash flows from operating activities
Income (loss) before income taxes	$ (35,651)	$ 42,047	$ 49,399
Adjustments to reconcile income (loss) to
net cash provided by operating activities:
Depreciation and amortization	98,560	88,617	87,156
Provision for losses on receivables	4,655	5,228	6,413
Gain on sale of businesses	(4,250)	-	-
Gain on sale of assets	(156)	(80)	(3,898)
Equity in loss of unconsolidated
joint ventures	695	1,951	2,851
Non-cash restructuring and related impairment charges	14,661	-	-
Other items not providing cash	(1,608)	(1,861)	(4,232)
Changes in operating assets and liabilities,
net of businesses acquired and sold:
Receivables	76,283	(45,069)	(36,853)
Inventories	(2,876)	(67,646)	(56,169)
Other current assets	2,909	(4,738)	4,900
Accounts payable and accrued expenses	(62,893)	28,594	(17,462)
Other noncurrent liabilities	19,550	(4,948)	4,890
Net cash provided by continuing operations
before income taxes	109,879	42,095	36,995
Net cash provided by (used for)discontinued
operations before income taxes	(1,370)	2,609	4,014
Income taxes paid, net	(20,431)	(2,363)	(35,816)
Net cash provided by operating activities	88,078	42,341	5,193

Cash flows from investing activities
Purchase of property, plant and equipment	(77,154)	(104,911)	(101,382)
Sale of property, plant and equipment	821	4,897	12,572
Sale of businesses, net of cash sold	32,063	-	-
Businesses purchased, net of cash acquired	(12,796)	(8,977)	(25,827)
Short-term investments	717	-	15,041
Other investing activities	(1,407)	(6,815)	(38,799)
Net cash used for investing activities	(57,756)	(115,806)	(138,395)

Cash flows from financing activities
Proceeds from debt, net of issuance costs	199,230	25,515	490,903
Payments of debt	(91,006)	(9,068)	(149,593)
Early retirement of debt	-	-	(289,850)
Proceeds from sale of accounts receivable, net	(54,000)	48,000	70,000
Other financing activities	(2,200)	(2,053)	(88)

Net cash provided by financing activities	52,024	62,394	121,372
Effect of exchange rate changes on cash and
cash equivalents	(5,220)	(7,116)	(4,895)
Net increase (decrease) in cash and cash equivalents	77,126	(18,187)	(16,725)
Cash and cash equivalents at beginning of year	49,977	68,164	84,889
Cash and cash equivalents at end of year	$127,103	$ 49,977	$ 68,164

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Statement of Shareholders' Equity
						Accumulated
		Class A	Class B	Capital in		Other		Total
(Amounts in thousands,	Preferred	Common	Common	Excess of	Retained	Comprehensive	Treasury	Shareholders'
except per share data)	Stock	Stock	Stock	Par Value	Earnings	Income (Loss)	Stock	Equity
Balance at December 31, 1998	$797	$7,273	$3,727	$288,379	$444,669	$ (1,016)	$ (78,377)	$665,452
Net income	-	-	-	-	22,067	-	-	22,067
Foreign currency
translation adjustment	-	-	-	-	-	(16,926)	-	(16,926)
Reversal of unrealized loss
on marketable securities	-	-	-	-	-	2,291	-	2,291
Tax provision for reversal of
unrealized loss on marketable
securities	-	-	-	-	-	(802)	-	(802)
Comprehensive income								6,630
Stock options exercised	-	8	-	31	-	-	327	366
Stock grants	-	-	-	(52)	-	-	156	104
Repurchase of common stock	-	-	-	-	-	-	(1,670)	(1,670)
Tax benefits on stock options	-	-	-	79	-	-	-	79
Cash dividends:
Preferred - $5.00 per share	-	-	-	-	(2,064)	-	-	(2,064)
Balance at December 31, 1999	797	7,281	3,727	288,437	464,672	(16,453)	(79,564)	668,897
Net income	-	-	-	-	24,047	-	-	24,047
Foreign currency
translation adjustment	-	-	-	-	-	(21,092)	-	(21,092)
Unrealized loss on marketable securities	-	-	-	-	-	(335)	-	(335)
Tax benefit for unrealized loss
on marketable securities	-	-	-	-	-	117	-	117
Comprehensive income								2,737
Stock options exercised	-	-	-	9	-	-	-	9
Stock grants	-	-	-	(122)	-	-	349	227
Tax benefits on stock options	-	-	-	1	-	-	-	1
Cash dividends:
Preferred - $5.00 per share	-	-	-	-	(2,064)	-	-	(2,064)
Balance at December 31, 2000	797	7,281	3,727	288,325	486,655	(37,763)	(79,215)	669,807
Net income	-	-	-	-	8,049	-	-	8,049
Foreign currency
translation adjustment	-	-	-	-	-	(11,529)	-	(11,529)
Unrealized gain on marketable securities	-	-	-	-	-	1,219	-	1,219
Tax provision for unrealized gain
on marketable securities	-	-	-	-	-	(427)	-	(427)
Unrealized gain on cash flow hedges	-	-	-	-	-	171	-	171
Tax provision for unrealized gain on cash flow hedges	-	-	-	-	-	(60)	-	(60)
Minimum pension liability adjustment	-	-	-	-	-	(32,484)	-	(32,484)
Tax benefit on minimum pension liability adjustment	-	-	-	-	-	11,370	-	11,370
Comprehensive loss								(23,691)
Stock options exercised	-	3	-	93	-	-	-	96
Stock grants	-	-	-	(239)	-	-	553	314
Cash dividends:
Preferred - $5.00 per share	-	-	-	-	(2,064)	-	-	(2,064)
Balance at December 31, 2001	$ 797	$ 7,284	$3,727	$288,179	$492,640	$(69,503)	$(78,662)	$644,462

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements of Sequa Corporation (Sequa) include the accounts of all majority-owned subsidiaries. Investments in 20% to 50% owned joint ventures are accounted for under the equity method. All material accounts and transactions between the consolidated subsidiaries have been eliminated in consolidation. Certain amounts in the 2000 Consolidated Balance Sheet have been reclassified for comparative purposes.

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

Note 1. Summary of Significant Accounting Policies (cont'd)

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

Excess of Cost Over Net Assets of Companies Acquired
Excess of cost over net assets of companies acquired (goodwill) has been amortized on a straight-line basis over periods not exceeding forty years. The recoverability of goodwill is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has current operating losses, and, based upon projections, there is a likelihood that such operating losses will continue, Sequa evaluates whether impairment exists over the remaining amortization period on the basis of undiscounted expected future cash flows from operations before interest. If impairment exists, the carrying amount of the goodwill is reduced to net realizable value using a discounted cash-flow methodology. Amortization charged against earnings in 2001, 2000 and 1999 was $13,471,000, $13,166,000 and $12,617,000, respectively. Accumulated amortization at December 31, 2001 and 2000 was $167,865,000 and $154,394,000, respectively.

     On June 29, 2001, the Financial Accounting Standards Board formally approved the issuance of Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The statement changes the accounting for goodwill from an amortization method to an

Note 1. Summary of Significant Accounting Policies (cont'd)

impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon the effective date of the statement, which, for Sequa, is January 1, 2002.

     SFAS No. 142 establishes specific guidelines for use in evaluating the impairment of goodwill. Under SFAS No. 142, goodwill is considered impaired and an impairment loss must be recognized if the implied fair value of a reporting unit's goodwill is less than its carrying amount. The implied fair value of goodwill is determined by subtracting the fair value of the recognized assets of the reporting unit from the fair value of the reporting unit. The impairment loss is the amount by which the carrying amount of goodwill exceeds its implied fair value.

     Sequa is assessing the impact of SFAS No. 142 and anticipates a significant impairment loss will be incurred upon the adoption of the statement. In accordance with SFAS No. 142, a transitional impairment loss will be recognized as the effect of a change in accounting principle and will be presented in the Consolidated Statement of Income, net of related income tax effects, between the captions extraordinary items (if any) and net income.

Foreign Currency Translation
The financial position and results of operations of Sequa's foreign subsidiaries are measured using local currency as the functional currency with the exception of certain investment holding companies for which the US dollar has been denoted as the functional currency. Assets and liabilities of operating units denominated in foreign currencies are translated into US dollars at exchange rates in effect at year-end, while revenues and expenses are translated at weighted average exchange rates prevailing during the year. The resulting translation gains and losses are charged or credited directly to Accumulated Other Comprehensive Income (Loss), a separate component of shareholders' equity, and are not included in net income until realized through sale or liquidation of the investment. Foreign exchange gains and losses incurred on foreign currency transactions are included in net income.

Derivative Financial Instruments
Derivative financial instruments are utilized to manage foreign exchange and natural gas price risks. Sequa has established a control environment which includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Sequa does not buy, hold or sell derivative financial instruments for trading purposes.

Note 1. Summary of Significant Accounting Policies (cont'd)

Derivative Financial Instruments (cont'd)

     On January 1, 2001, Sequa adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. These statements require companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Depending on the use of a derivative and whether it has been designated and qualifies as a hedge, gains and losses resulting from changes in the value of the derivative are recognized currently in earnings or reported in Accumulated Other Comprehensive Income (Loss), a separate component of shareholders' equity.

     Gains and losses on short-term forward foreign exchange contracts and derivatives thereof, used by Sequa to manage its exposure to exchange rate fluctuations on certain recognized assets and liabilities denominated in a currency other than the functional currency, are recorded as offsets to the losses and gains reported in earnings upon remeasurement of such assets or liabilities into the functional currency. Gains and losses on short-term forward foreign exchange contracts used to hedge the fair value of certain firm sales commitments with third parties are recognized in earnings as are the losses and gains on the related firm commitment.

     Short-term forward foreign exchange contracts are used to hedge the cash flows of certain forecasted sales and intercompany firm sales commitments. Gains and losses on these contracts representing the effective portion of the hedging activity are reported in Accumulated Other Comprehensive Income (Loss). These deferred gains and losses are recognized in operating income in the period in which the sale is recognized. Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Income.

     The adoption of SFAS No. 133 as amended by SFAS No. 138 has not had a material effect on Sequa's consolidated financial statements with respect to the use of forward foreign exchange contracts and derivatives thereof.

     Gains and losses on the fair market value of natural gas swaps that include a written option are reported in earnings as a component of Other, net. Gains and losses on natural gas swaps that do not include a written option and which are highly effective in hedging the cash flow variability of certain anticipated purchases are deferred and included as a component of Accumulated Other Comprehensive Income (Loss) until the purchase is consummated.

Note 1. Summary of Significant Accounting Policies (cont'd)

Environmental Remediation and Compliance
It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Accrued environmental remediation costs include remedial investigation and feasibility studies; outside legal, consulting and remediation project management fees; projected cost of remediation activities; and site closure and post-remediation monitoring costs. In the fourth quarter of 2001, Sequa recorded a charge of $13,281,000 to increase its accruals for remediation costs. The charge includes $9,700,000 of estimated cost to remediate soil and groundwater contamination from ammonium perchlorate (AP), a raw material used to produce missile and rocket fuel. Although no federal or state environmental standards have been finalized for AP, recent studies showing that the chemical can interfere with human thyroid function have prompted Sequa to begin cleanup actions at its solid propellant facilities. At December 31, 2001, the potential exposure for all remediation costs is estimated to range from $22,000,000 to $35,000,000, and Sequa's Consolidated Balance Sheet includes accruals for environmental remediation costs of $30,768,000. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

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

Research and Development
Research and development costs are charged to expense as incurred and amounted to $20,057,000 in 2001, $22,157,000 in 2000 and $20,005,000 in 1999.

Note 1. Summary of Significant Accounting Policies (cont'd)

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

     No provision has been made for US or additional foreign taxes on $282,450,000 of undistributed earnings of foreign subsidiaries, as those earnings are intended to be permanently reinvested. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends.

Note 2. Trade Receivables, Net

Sequa Receivables Corp. (SRC), a wholly owned special purpose corporation, has a Receivables Purchase Agreement extending through November 2003 under which it is able to sell up to $120,000,000 of an undivided percentage ownership interest in Sequa's eligible trade receivables through a bank sponsored facility. Under the terms of the agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any distribution to Sequa. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," transactions under the Receivables Purchase Agreement qualify as a sale of receivables. Trade receivables at December 31, 2001 and 2000 are net of receivables sold under the agreement of $64,000,000 and $118,000,000, respectively. Other, net in the Consolidated Statement of Income includes discount expense related to the sale of receivables of $4,102,000 in 2001, $7,493,000 in 2000 and $2,290,000 in 1999.

     Trade receivables at December 31, 2001 and 2000 are reduced by allowances for doubtful accounts of $13,529,000 and $14,121,000, respectively.

Note 3. Unbilled Receivables, Net Unbilled receivables, net consist of the following:
(Amounts in thousands)
At December 31,	2001	2000

Fixed-price contracts	$30,666	$34,513
Cost-reimbursement contracts	3,713	6,369
	$34,379	$40,882

Unbilled receivables on fixed-price contracts arise as revenues are recognized under the percentage-of-completion method. These amounts are billable at specified dates when deliveries are made or at contract completion, which is expected to occur within one year. All amounts included in unbilled receivables are related to long-term contracts and are reduced by appropriate progress billings.

     Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. These amounts are billable upon receipt of contract funding, final settlement of indirect expense rates, or contract completion.

     Allowances for estimated nonrecoverable costs are primarily to provide for losses which may be sustained on contract costs awaiting funding and for the finalization of indirect expenses. Unbilled amounts at December 31, 2001 and 2000 are reduced by allowances for estimated nonrecoverable costs of $1,510,000 and $2,661,000, respectively.

Note 4. Inventories

The components of inventories are as follows:

(Amounts in thousands) At December 31,	2001	2000

Finished goods	$138,633	$127,908
Work in process	99,097	106,536
Raw materials	144,800	148,550
Long-term contract costs	5,522	5,255
Customer deposits	(12,450)	(14,553)
	$375,602	$373,696

Note 5. Investments and Other Receivables

Sequa's investments and other receivables consist of the following items:

(Amounts in thousands)
At December 31,	2001	2000
Investments in unconsolidated joint ventures	$46,446	$65,740
Cash surrender value of corporate-owned life insurance	11,144	12,021
Other receivables	6,883	7,160
	$64,473	$84,921

     Sequa has investments in numerous unconsolidated joint ventures.

     On February 1, 2001, ARC, through an affiliate, acquired certain assets and the ongoing automotive airbag inflator business of BAG S.p.A. pursuant to an overall settlement agreement with its former joint venture partner, Breed Technologies, Inc. The results of operations as they relate to the acquired assets and the ongoing inflator business of BAG S.p.A. have been fully consolidated with those of Sequa from the acquisition date. Sequa continues to have an equity investment in BAG S.p.A. reflecting underlying assets established for certain liabilities anticipated as the venture is wound down. Sequa's investment in BAG S.p.A. was $1,940,000 at December 31, 2001 and $15,212,000 at December 31, 2000. Sequa's equity share of the losses of the BAG S.p.A. joint venture was $1,891,000 in 2001, $1,984,000 in 2000 and $1,941,000 in 1999. The 2001 loss includes a $1,235,000 write-down of an airbag inflator production line.

     Chromalloy Gas Turbine (Chromalloy) has a number of joint venture partnerships. In May 2000, Chromalloy reduced its majority ownership interest in a component manufacturing operation to 50%. Accounts of this operation are included in the Consolidated Statement of Income for the period of majority ownership. Sequa's investment in this operation was $6,292,000 at December 31, 2001 and $5,480,000 at December 31, 2000. Sequa's equity share of the losses was $2,188,000 in 2001 and $100,000 in 2000.

Note 5. Investments and Other Receivables (cont'd)

     In May 2000, Chromalloy entered a joint venture agreement with Siemens Westinghouse whereby Chromalloy contributed certain assets and liabilities of two industrial turbine repair units in return for a 49% ownership interest in a new US company called Turbine Airfoil Coating & Repair LLC (TACR). Siemens Westinghouse contributed to TACR the stock of an existing operation in Germany. TACR coats new parts and repairs components for land-based industrial gas turbines. Sequa's investment in TACR was $18,026,000 at December 31, 2001 and $14,607,000 at December 31, 2000 and its equity share of net income from TACR was $3,420,000 in 2001 and $786,000 in 2000.

     In June 2000, Chromalloy purchased a 49% ownership interest in an existing operation that operates as Masaood John Brown Ltd (MJB), with a facility in the United Arab Emirates. MJB is a partnership with Mohammed Bin Masaood & Sons and provides repair and maintenance services to industrial gas turbine operators. Sequa's investment in MJB was $7,849,000 at December 31, 2001 and $4,681,000 at December 31, 2000 and its equity share of net income from MJB was $1,210,000 in 2001 and $269,000 in 2000. At December 31, 2001, Sequa had guaranteed MJB's bank line of credit in the amount of $6,921,000.

     In August 2000, Chromalloy signed agreements with Rolls-Royce plc to form two 50/50 joint ventures: Turbine Surface Technologies Ltd (TST), which will provide advanced coatings for Rolls-Royce turbine components; and Turbine Repair Technologies Ltd (TRT), which provides advanced component repair services for certain Rolls-Royce engines. TST is not expected to generate sales until 2002, and the investment in this joint venture was $258,000 at December 31, 2001. The equity share of start-up losses for TST was $176,000 in 2001. Sequa's investment in TRT was $2,879,000 at December 31, 2001 and $2,353,000 at December 31, 2000. The equity share of net income from TRT was $1,207,000 in 2001 and $75,000 in 2000.

     Two other Chromalloy 50/50 joint venture partnerships are significant. Advanced Coatings Technologies (ACT), a joint venture with United Technologies Corporation, owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts. Sequa's investment in ACT was $843,000 at December 31, 2001 and $1,091,000 at December 31, 2000. Sequa's equity share of net income from ACT was $1,903,000 in 2001, $1,048,000 in 2000 and $913,000 in 1999. Pacific Gas Turbine Center LLC (PGT), was formed in 1999 to overhaul and test certain jet engines and operated from November 2000 as a partnership with the maintenance services subsidiary of Sair Group. Sequa's investment in PGT was $7,440,000 at December 31, 2001 and $12,177,000 at December 31, 2000. Sequa's equity

Note 5. Investments and Other Receivables (cont'd)

share of losses from PGT was $4,737,000 in 2001, $2,354,000 in 2000 and $746,000 in 1999. At December 31, 2001, Sequa was contingently liable for letters of credit issued on behalf of PGT in the amount of $4,500,000.

     In June 2001, Precoat Metals acquired the remaining 50% ownership interest in Midwest Metal Coatings (MMC) which coats coils of heavy gauge steel for structural components used in the building products market. The results of operations have been fully consolidated with those of Sequa from the acquisition date. Sequa's investment in MMC was $9,035,000 at December 31, 2000. Sequa's equity share of net income from MMC was $536,000 in 2001 and $277,000 in 2000 and its equity share of net loss was $544,000 in 1999.

Note 6. Net Assets of Discontinued Operations

During 1991, Sequa adopted a formal plan to divest Sequa Capital's investment portfolio and classified it as a discontinued operation. As of December 31, 2001, approximately $375,000,000 of Sequa Capital's investment portfolio had been sold, written down or otherwise disposed of. During the same period, Sequa repaid approximately $367,000,000 of Sequa Capital's debt. Sequa Capital's investment in leveraged leases will be liquidated over the next 13 years as rentals are received and residual values are realized. Debt of discontinued operations at December 31, 2001 represents the accreted principal amount of the $25,000,000 in proceeds received from the non-recourse securitization of Sequa Capital's leveraged lease portfolio in 1994. The leveraged lease cash flow stream will service the payment of principal and interest until the loan is paid off.

     Net assets of discontinued operations approximate net realizable value and have been classified as noncurrent. The amounts Sequa Capital will ultimately realize from the leveraged lease portfolio and other investments could differ materially from management's best estimates of their realizable value. A summary of the net assets of discontinued operations follows:

(Amounts in thousands)
At December 31,	2001	2000

Investment in leveraged leases and other
investments	$131,768	$131,324
Other assets, net	2,308	1,664
Debt	(36,085)	(35,443)
Net assets of discontinued operations	$ 97,991	$ 97,545

Note 7. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

(Amounts in thousands) At December 31,	2001	2000

Land and improvements	$ 37,313	$ 37,123
Buildings and improvements	246,422	235,403
Machinery and equipment	918,733	862,238
Construction in progress	24,759	45,741
	1,227,227	1,180,505
Accumulated depreciation	(738,844)	(697,684)
	$ 488,383	$ 482,821

Depreciation expense was $79,100,000 in 2001, $72,293,000 in 2000 and $71,690,000 in 1999.

Note 8. Indebtedness
Long-term debt is as follows:
(Amounts in thousands) At December 31,	2001	2000

Senior unsecured notes, at 9%, due 2009	$500,000	$500,000

Senior unsecured notes, at 8 7/8%, due 2008	200,000	-

Medium-term notes, at a weighted average
interest rate of 10.1%, due 2001	-	66,425

Revolving credit agreement, at a weighted average interest rate of 7.6%	-	20,500

Capital lease obligations, at 11.0%, payable
through 2005	24	156

Other, at weighted average interest rates of
5.0% and 4.7%, respectively, payable in
varying amounts through 2005	10,621	4,965
	710,645	592,046

Less current maturities	(2,659)	(1,439)

	$707,986	$590,607

Note 8. Indebtedness (cont'd)

On April 2, 2001, Sequa completed an offering of $200 million of 8 7/8% Senior Notes due April 1, 2008 through a private placement under Rule 144A of the Securities Act of 1933, as amended (the Securities Act). Net proceeds received on April 2, 2001 from the 8 7/8% Senior Notes offering amounted to $196,800,000. The proceeds were used to repay approximately $100,000,000 outstanding under Sequa's revolving credit agreement; to redeem $66,425,000 of 10.1% medium-term notes when they matured in mid-May 2001; and for general corporate purposes. Concurrent with the completion of the 8 7/8% Senior Notes offering, Sequa's revolving credit facility was reduced to $75,000,000 from $150,000,000.

     On July 12, 2001, Sequa completed its offer to exchange all outstanding 8 7/8% Senior Notes due April 1, 2008 for up to $200,000,000 of registered Series B 8 7/8% Senior Notes due April 1, 2008. All $200,000,000 of outstanding notes were exchanged. The terms of the new Series B 8 7/8% Senior Notes -- including principal amount, interest rate, maturity, security and ranking -- are substantially the same as the terms of the original notes, with the principal exception that the new notes are registered under the Securities Act.

     At December 31, 2001, no amounts were outstanding under the $75,000,000 revolving line of credit and the facility was not used in the fourth quarter of 2001. Adverse economic conditions in the fourth quarter precluded Sequa from being in compliance with certain financial covenants of the revolving credit agreement. In January 2002, Sequa cancelled the $75,000,000 revolving line of credit and is in discussions with a bank group regarding a new line of credit.

     The aggregate maturities of total long-term debt during the next five years are $2,659,000 in 2002, $1,631,000 in 2003, $7,141,000 in 2004, $456,000 in 2005 and $0 in 2006.

Note 9. Income Taxes
The components of income (loss) before income taxes were:
(Amounts in thousands)
Year ended December 31,	2001	2000	1999

Domestic	$(72,572)	$ (907)	$ 2,707
Foreign	36,921	42,954	46,692
	$(35,651)	$ 42,047	$ 49,399

The income tax (benefit) provision consisted of:

(Amounts in thousands)
Year ended December 31,	2001	2000	1999

United States Federal
Current	$ 984	$ (1,759)	$ 402
Deferred	(22,171)	2,242	3,972
State and local	292	1,915	363
Foreign	13,195	15,602	16,863
	$ (7,700)	$ 18,000	$ 21,600

The income tax (benefit) provision is different from the amount computed by applying the US Federal statutory income tax rate of 35% to income (loss) before income taxes. The reasons for this difference are as follows:

(Amounts in thousands)
Year ended December 31,	2001	2000	1999
Computed income taxes at statutory
rate	$(12,478)	$14,716	$17,290
State and local taxes, net of
Federal income tax benefit	190	1,245	236
Goodwill amortization	3,443	3,464	3,464
Foreign subsidiaries at different
tax rates	147	(279)	514
Foreign losses/(earnings) not
benefited/(provided)	(331)	630	(210)
Reversal of reserves due to
completion of foreign tax audit	-	(2,294)	-
Other, net	1,329	518	306
	$ (7,700)	$18,000	$21,600

     The deferred tax provision represents the change in deferred tax assets and liabilities from the beginning of the year to the end of the year resulting from changes in the temporary differences between the financial reporting basis and the tax basis of Sequa's assets and liabilities.

Note 9. Income Taxes (cont'd)

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities are as follows:
(Amounts in thousands)
At December 31,	2001

	Deferred	Deferred
	Tax	Tax
	Assets	Liabilities
Accounts receivable allowances	$ 3,962	$ -
Inventory valuation differences	19,335	361
Recognition of income on
long-term contracts	1,638	3,515
Depreciation	7,948	42,303
Lease and finance transactions	-	100,713
Accruals not currently deductible
for tax purposes	53,000	-
Pension liability	18,056	-
Tax net operating loss carryforward	47,181	-
Alternative minimum tax (AMT)
credit carryforward	27,993	-
Other tax credit carryforwards	7,202	-
All other	22,353	20,068
Subtotal	208,668	166,960
Valuation allowance	(10,281)	-
Total deferred taxes	$198,387	$166,960

(Amounts in thousands)
At December 31,	2000

	Deferred	Deferred
	Tax	Tax
	Assets	Liabilities
Accounts receivable allowances	$ 3,981	$ -
Inventory valuation differences	20,206	1,568
Recognition of income on
long-term contracts	2,479	4,515
Depreciation	7,477	42,952
Lease and finance transactions	-	106,836
Accruals not currently deductible
for tax purposes	47,811	-
Tax net operating loss carryforward	44,178	-
Alternative minimum tax (AMT)
credit carryforward	22,363	-
Other tax credit carryforwards	9,829	-
All other	30,184	13,777
Subtotal	188,508	169,648
Valuation allowance	(11,490)	-
Total deferred taxes	$177,018	$169,648

Note 9.  Income Taxes  (cont'd)

     On July 25, 2001, the Internal Revenue Service (IRS) issued notification to Sequa that a settlement agreement concerning the 1989 restructuring of two subsidiaries was approved. The notification finalized Sequa's tax liability in the matter. Further notification is pending regarding the final amount of interest owed. While management believed that its position in this matter was appropriate, it had taken the conservative position of providing reserves to cover an adverse outcome. The total amount involved was approximately $59,000,000, composed of the potential liability associated with the restructuring and related tax issues; interest expense, net of tax benefit, from the date of the resulting tax refund; and deferred tax assets for portions of tax loss and credit carryforwards which could be utilized in a settlement. In October 1998, Sequa made a deposit of $24,000,000 with the IRS against the expected liability for additional tax and interest that could have been assessed against Sequa related to certain of these tax matters. The deposit stopped the running of interest with respect to the amount deposited. As a result of the settlement, no additional tax will be paid and $36,000,000, representing the reversal of income tax reserves no longer required, has been recorded as income through a reduction in the income tax provision. The amount is separately identified in the Consolidated Statement of Income. An additional adjustment is possible pending notification of the final amount of interest owed. The impact of the settlement was to increase basic earnings per share by $3.47.

     A valuation allowance has been established to reduce the deferred tax asset recorded for certain tax credits that may expire unutilized in 2003 through 2019 and to reduce the tax benefit recorded for a portion of the cumulative losses of a French subsidiary. The AMT credit carryforward does not expire and can be carried forward indefinitely. Sequa has a domestic tax net operating loss carryforward of $134,364,000 at December 31, 2001 that expires in 2009 through 2021.

Note 9.  Income Taxes  (cont'd)

     Management believes that its domestic net operating loss carryforwards will be utilized before their expiration through future reversals of existing taxable temporary differences and future earnings. Sequa's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions; the state of the airline industry and other major markets; competitive pressures on sales and margins; and other factors beyond management's control. There can be no assurance that Sequa will meet its expectations for future domestic taxable income in the carryforward period. However, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income will be sufficient to fully realize the net domestic deferred tax assets at December 31, 2001. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future domestic taxable income during the carryforward period are reduced.

Note 10. Accrued Expenses
Sequa's accrued expenses consist of the following items:

(Amounts in thousands)
At December 31,	2001	2000
Salaries and wages	$ 36,550	$ 48,529
Interest	23,402	20,385
Current portion of pension liabilities	22,591	-
Restructuring	11,340	-
Asset impairment	3,321	-
Current portion of environmental liabilities	10,000	8,000
Current portion of casualty insurance liabilities	6,500	5,800
Warranty	12,809	12,304
Customer rebates	11,813	11,367
Royalties	3,582	5,250
Insurance	6,382	6,889
Rent	908	4,738
Taxes other than income	5,633	4,895
Other	41,056	52,073
	$195,887	$180,230

Note 11. Other Noncurrent Liabilities

Sequa's other noncurrent liabilities consist of the following items:

(Amounts in thousands)
At December 31,	2001	2000
Defined benefit pension plans	$ 52,507	$30,734
Environmental liabilities	20,768	13,386
Casualty insurance loss reserves	11,176	11,254
Deferred compensation	10,140	10,018
Other	15,272	22,499
	$109,863	$87,891

Note 12. Financial Instruments

Sequa utilizes short-term forward foreign exchange contracts and derivatives thereof to reduce exposure to foreign currency fluctuations on certain existing assets and liabilities, firm commitments and anticipated transactions. Sequa also utilizes natural gas swap agreements to convert a portion of certain operations' estimated natural gas requirements to fixed rates. Sequa's accounting policies with respect to these financial instruments are described in Note 1. At December 31, 2001, Sequa had forward foreign exchange contracts outstanding with notional amounts of $37,612,000 and a natural gas swap that includes a written option outstanding with a notional amount of $9,139,000. At December 31, 2000, Sequa had forward foreign exchange contracts outstanding with notional amounts of $166,205,000.

The following table presents the carrying amounts and fair values of Sequa's derivative and non-derivative financial instruments:

(Amounts in thousands)
At December 31,	2001		2000
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$127,103	$127,103	$ 49,977	$ 49,977
Marketable securities	4,982	4,982	1,198	1,198
Forward foreign exchange
contracts	403	403	1,450	1,646

Liabilities
Current and long-term
debt	710,645	659,645	592,046	592,046
Forward foreign exchange
contracts	38	38	1,841	1,848
Natural gas swaps	3,619	3,619	-	-

Note 12.  Financial Instruments  (cont'd)

The fair value of cash and cash equivalents approximates the carrying amount due to the short maturity of those instruments. The fair value of marketable securities and Sequa's debt is primarily based upon quoted market prices of publicly traded securities. The fair value of forward foreign exchange contracts and derivatives thereof are based on fair market valuations. The fair value of Sequa's natural gas swap agreement is based upon the amounts that Sequa could have settled with the counterparties to terminate the natural gas swap outstanding at December 31, 2001.

     At December 31, 2001, Sequa was contingently liable for $32,010,000 of outstanding letters of credit and $17,801,000 of surety bonds not reflected in the accompanying consolidated financial statements. In addition, Sequa has guaranteed a bank line of credit for its MJB joint venture in the amount of $6,921,000. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to outstanding letters of credit, surety bonds or the bank guarantee.

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

The status of all of Sequa's significant domestic and foreign defined benefit plans was as follows:
			Unfunded
	Funded Defined		Supplemental
	Benefit Pension		Retirement
(Amounts in thousands)	Plans		Plans
At December 31,	2001	2000	2001	2000

Change in Benefit Obligation
Benefit obligation at beginning
of year	$309,147	$298,252	$ 23,308	$ 18,541
Service cost	9,989	10,536	336	437
Interest cost	23,202	22,007	1,669	1,646
Actuarial (gain) loss	7,211	(4,590)	(410)	2,483
Plan amendments	426	2,515	(334)	772
Curtailments	954	1,419	-	-
Participant contributions	616	712	-	-
Benefits paid	(18,953)	(18,086)	(611)	(571)
Translation adjustment	(1,134)	(3,618)	-	-
Benefit obligation at end of year	$331,458	$309,147	$23,958	$ 23,308

Change in Plan Assets
Fair value of plan assets at
beginning of year	$298,372	$340,645	$ -	$ -
Actual return on plan assets	(17,071)	(23,058)	-	-
Contributions	2,611	3,487	611	571
Benefits paid	(18,953)	(18,086)	(611)	(571)
Translation adjustment	(1,369)	(4,616)	-	-
Fair value of plan assets at end
of year	$263,590	$298,372	$ -	$ -

Reconciliation of Funded Status
Funded status	$(67,868)	$(10,775)	$(23,958)	$(23,308)
Unrecognized net actuarial loss	55,932	5,897	1,952	2,362
Unrecognized prior service cost	5,524	6,487	1,339	1,942
Unrecognized transition asset	349	(279)	-	-
	$ (6,063)	$ 1,330	$(20,667)	$(19,004)
Included in:
Deferred charges	$ 9,022	$ 10,318	$ -	$ -
Intangible assets	5,524	1,250	1,338	1,492
Accrued expenses	(22,591)	-	-	-
Other noncurrent liabilities	(29,781)	(10,238)	(22,726)	(20,496)
Accumulated other comprehensive loss	31,763	-	721	-
	$ (6,063)	$ 1,330	$(20,667)	$(19,004)

Note 13. Pension Plans and Postretirement Benefits (cont'd)

The funded plans' assets consist primarily of listed common stock, pooled equity funds, index funds, debt instruments and real estate funds. At December 31, 2001 and 2000, the plans' assets included Sequa stock with market values of $25,485,000 and $19,512,000, respectively.

     Assumptions used in accounting for all of Sequa's significant domestic and foreign defined benefit plans are:

At December 31,	2001	2000	1999
Discount rate for obligations	7.5%	7.75%	7.5%
Rate of increase in compensation levels	(a)	4.5%	4.5%
Expected long-term rate of return on
plan assets	9.0%	9.0%	9.0%

(a) A graded rate of increase in compensation levels was utilized: 3.0% in 2002; 3.5% in 2003; 4.0% in 2004 and 4.5% thereafter.
The periodic net pension cost of all of Sequa's significant domestic and foreign defined benefit plans includes the following components:
	Funded Defined
(Amounts in thousands)	Benefit Pension Plans
Year ended December 31,	2001	2000	1999
Service cost	$ 9,989	$10,536	$12,320
Interest cost	23,202	22,007	20,056
Expected return on assets	(25,963)	(29,704)	(26,718)
Amortization of net transition amount	(639)	(808)	(770)
Amortization of prior service cost	833	701	763
Recognized net loss (gain)	280	(607)	-
Net periodic pension cost	7,702	2,125	5,651
Loss due to curtailments/early retirement enhancements	1,511	1,419	240
	$ 9,213	$ 3,544	$ 5,891

	Unfunded Supplemental
(Amounts in thousands)	Retirement Plans
Year ended December 31,	2001	2000	1999
Service cost	$ 336	$ 437	$ (47)
Interest cost	1,669	1,646	1,263
Amortization of prior service cost	268	269	210
Recognized net loss	-	55	5
Net periodic pension cost	2,273	2,407	1,431
Loss due to curtailments	-	-	126
	$ 2,273	$ 2,407	$ 1,557

Note 13. Pension Plans and Postretirement Benefits (cont'd)

At December 31, 2001, the accumulated benefit obligation and fair value of plan assets for the three funded defined benefit plans with accumulated benefit obligations in excess of plan assets were $272,265,000 and $217,294,000, respectively. The accumulated benefit obligation for the unfunded supplemental retirement plans at December 31, 2001 was $22,726,000.

     Beginning in 2002, Sequa's pension contributions will be determined using a three-year asset smoothing methodology. This approach is one of the allowed methods of calculating pension contributions under Internal Revenue Service regulations and will serve to lessen the effect that dramatic swings in the equity markets have on the value of plan assets used in determining levels of funding. The required minimum contribution to be made in 2002 will be approximately $3,400,000. However, due to the present funded status of the plans, management currently anticipates that 2002 contributions to the plans will be approximately $22,600,000.

     Employees not covered by the defined benefit plans discussed above generally are covered by multiemployer plans as part of collective bargaining agreements or by small local plans. Pension expense for these multiemployer plans and small local plans was not significant in the aggregate.

     Sequa's domestic non-union employees are eligible to participate in Sequa's 401(k) plans. Expenses recorded for Sequa's matching contributions under these plans were $5,431,000 in 2001, $6,297,000 in 2000 and $5,805,000 in 1999. Starting in the fourth quarter of 2001, Sequa temporarily suspended its matching contribution to the 401(k) plans as a cost containment measure.

     Postretirement health care and other insurance benefits are provided to certain retirees. The actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, are as follows:

	Other
(Amounts in thousands)	Postretirement Benefits
At December 31,	2001		2000

Change in Benefit Obligation
Benefit obligation at beginning
of year	$2,438		$2,660
Service cost	161		184
Interest cost	181		190
Actuarial (gain) loss	361		(382)
Participant contributions	340		245
Benefits paid	(492)		(459)
Benefit obligation at end of year	$2,989		$2,438

Note 13. Pension Plans and Postretirement Benefits (cont'd) Net periodic postretirement benefit cost includes the following components:
	Other
(Amounts in thousands)	Postretirement Benefits
Year ended December 31,	2001	2000	1999

Service cost	$ 161	$ 184	$ 223
Interest cost	181	190	176
Amortization of net loss	44	92	145
Amortization of unrecognized prior
service cost	(100)	(100)	(127)
Amortization of transition obligation	77	77	77
Net periodic postretirement benefit cost	$ 363	$ 443	$ 494

The accumulated postretirement benefit obligation was determined using a discount rate of 7.5% at December 31, 2001, 7.75% at December 31, 2000 and 7.5% at December 31, 1999 and an average health care cost trend rate of approximately 11.0%, progressively decreasing to approximately 7.0% in the year 2007 and thereafter. A one percentage point change in the assumed health care cost trend rate would not have a material effect on the postretirement benefit obligation or on the aggregate service cost and interest cost components.

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

     On October 30, 2000, the Board of Directors declared a dividend distribution, pursuant to the adoption on that day of a Rights Agreement, of one Right for each outstanding share of Class A and Class B common stock. The distribution was payable to holders of record on December 1, 2000. Each Right entitles the registered holder to purchase from Sequa one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $200, subject to adjustment. The Rights become exercisable on the "Distribution Date," which is the earlier of (i) ten days after public announcement that a person or group (subject to certain exceptions) acquires, has the right to acquire or has commenced a tender offer for the beneficial ownership of Class A and Class B common stock, and other voting securities,

Note 14. Capital Stock (cont'd)

that have one-third or more of the aggregate voting power of all outstanding shares of voting stock or (ii) ten days (or such later date determined by the Board of Directors in certain circumstances) following the commencement or announcement of an intention to make a tender or exchange offer which would result in the acquisition of (or the right to acquire) one-third or more of the aggregate voting power of all outstanding shares of voting stock. The Rights are nonvoting, pay no dividends, expire on October 31, 2010 and may be redeemed by Sequa for $.001 per Right at any time on or before the Distribution Date. The Rights have no effect on earnings per share until they become exercisable.

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

     At December 31, 2001, 4,297,413 shares of Sequa Class A common stock were reserved for the conversion of preferred and Class B common stock, and for the exercise of outstanding stock options.

The following table summarizes shares held in treasury:

At December 31,	2001	2000	1999
Class A common stock	224,816	233,739	240,032
Class B common stock	397,283	397,283	397,283
Preferred stock	383,990	383,990	383,990

During 1999, 34,800 shares of Class A common stock were purchased for treasury at a cost of $1,670,000.

     During the years ended December 31, 2001 and 2000, no cash dividends were declared on Sequa Class A common shares or Class B common shares.

Note 15. Stock Options

Sequa has two incentive and nonqualified stock option plans in effect: the 1988 Key Employees Stock Option Plan and the 1998 Key Employees Stock Option Plan. These plans provide for the granting of options of Sequa's Class A common stock to key employees. The option price per share may not be less than the fair market value of the Class A common stock on the date the option is granted, and the maximum term of an option may not exceed ten years. Options primarily vest in three equal annual installments, commencing on the first anniversary of the grant date. Under the terms of the 1998 Key Employees Stock Option Plan, Sequa is authorized to grant to officers and other key employees options to purchase up to a total of 950,000 shares of Class A common stock. Authority to grant options under the 1988 Key Employees Stock Option Plan expired during 1998. The following table summarizes the activity related to Sequa's stock options for the three years ended December 31, 2001:

		Weighted
		Average
	Options	Price
Outstanding at December 31, 1998	452,367	$56.95
Granted	25,750	$58.02
Expired or Cancelled	(12,833)	$55.72
Exercised	(15,300)	$32.43
Outstanding at December 31, 1999	449,984	$57.88
Granted	15,000	$37.00
Expired or Cancelled	(18,700)	$57.91
Exercised	(367)	$24.75
Outstanding at December 31, 2000	445,917	$57.20
Granted	-	$ -
Expired or Cancelled	(21,650)	$58.00
Exercised	(2,367)	$40.44
Outstanding at December 31, 2001	421,900	$57.26

Exercisable at
December 31, 1999	143,134	$57.68
December 31, 2000	283,400	$57.79
December 31, 2001	403,567	$57.74

Available for future grant	542,600	-

     Under the provisions of APB Opinion No. 25, Sequa has recognized no compensation expense for stock options granted. Under SFAS No. 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period. Had compensation cost for Sequa's stock option

Note 15. Stock Options (cont'd) plans been determined under SFAS No. 123, Sequa's net earnings and earnings per share would have been affected as shown in the following pro forma presentation:

(Amounts in thousands, except per share data)
Year ended December 31,	2001	2000	1999

Net income
As reported	$8,049	$24,047	$22,067
Pro forma	7,267	22,699	20,722
Basic earnings per share
As reported	$0.58	$2.12	$1.93
Pro forma	0.50	1.99	1.80
Diluted earnings per share
As reported	$0.58	$2.12	$1.93
Pro forma	0.50	1.99	1.80

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted in 2001. The model's weighted average assumptions were as follows: expected option life of 4 years for both 2000 and 1999; risk free interest rate of 6.25% in 2000 and 6.50% in 1999, expected volatility of 35.4% and 29.2% in 2000 and 1999, respectively, and expected dividend yield of 0% in both years.

Note 16. Accumulated Other Comprehensive Income (Loss)
The accumulated balances for each classification of other comprehensive income (loss) are as follows:
(Amounts in thousands)
At December 31,		2001	2000

Cumulative translation adjustment		$(49,074)	$(37,545)
Unrealized gain (loss) on marketable
securities, net of tax provision (benefits)		574	(218)
Unrealized gain on cash flow hedges, net of tax provision		111	-
Minimum pension liability adjustment, net of tax benefit		(21,114)	-

		$(69,503)	$(37,763)

Note 17. Acquisitions and Dispositions

In February 2001, Sequa completed the sale of the Caval Tool Division of its Chromalloy Gas Turbine subsidiary for adjusted cash proceeds of $32,063,000. The sale resulted in a pre-tax gain of $4,250,000.

     In 2001, Sequa made five niche acquisitions comprising a small gas turbine engine repair operation; certain assets and the ongoing automotive airbag inflator business of BAG S.p.A. pursuant to an overall settlement agreement with its former joint venture partner, Breed Technologies, Inc.; the remaining 50% interest in its Midwest Metal Coatings joint venture; a specialty chemical distributor and the roll handling business of Baldwin Technologies Inc. for the MEGTEC unit. The purchase prices of these acquisitions totaled $12,796,000.

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

     The above-mentioned acquisitions have been accounted for as purchases; accordingly, operating results are included in the Consolidated Statement of Income from the dates of purchase. Pro forma combined results of operations giving effect to these acquisitions would not vary materially from historical results.

Note 18.  Restructuring and Related Asset Impairment Charges

A strategic restructuring program was undertaken in 2001 in response to difficult economic conditions and to further ensure Sequa's competitive position in its various markets. The restructuring program has resulted in the termination of approximately 870 employees concentrated primarily in the Aerospace segment and the After Six unit of the Other Products segment. As part of the program, Sequa closed a metal coating plant in Illinois, a can forming machinery plant in California and a small Gas Turbine facility in Alabama. The activities carried out in these plants were largely transferred to other facilities within the same operating unit. Also, two operations in the Other Products segment took steps to substantially increase the level of outsourcing of manufacturing processes.

     In 2001, the Consolidated Statement of Income includes restructuring charges of $18,239,000 of which $9,591,000 is included in cost of sales and $8,648,000 is included in selling, general and administrative expenses. The restructuring charges are comprised of: $13,427,000 of involuntary termination benefits and voluntary early retirement benefits to be paid outside of Sequa's qualified pension plans; $1,315,000 of charges related to increased benefits afforded under Sequa's qualified pension plans and plan curtailments; $1,101,000 related to costs associated with the closedown of certain facilities and $2,396,000 of other restructuring charges. The after-tax effect of the restructuring charges reduced basic earnings per share by $1.14. Asset impairment charges related to the restructuring activities totaled $4,173,000 and are primarily included in cost of sales. The after-tax effect of these charges reduced basic earnings per share by $0.26.

     The 2001 restructuring and related asset impairment charges by segment are as follows:

(Amounts in thousands)	Restructuring Charges	Related Asset Impairment Charges
Aerospace	$ 3,991	$ 369
Propulsion	129	-
Metal Coating	3,358	2,339
Specialty Chemicals	1,059	-
Other Products:
MEGTEC	3,188	-
Sequa Can Machinery	2,446	181
Casco Products	3,614	1,081
After Six	454	203
	$18,239	$4,173

Note 18.  Restructuring and Related Asset Impairment Charges  (cont'd)

     Sequa's Consolidated Balance Sheet at December 31, 2001 includes accruals of $11,340,000 relating to the restructuring actions. The original restructuring liability of $18,239,000 was reduced by involuntary termination and voluntary early retirement benefits paid outside of Sequa's qualified pension plans of $5,096,000 with additional payments of $488,000 principally relating to the closing of facilities. That portion of the restructuring liability relating to curtailment losses and the cost of early retirement windows afforded under Sequa's qualified pension plans of $1,315,000, are included in the related pension accruals in the Consolidated Balance Sheet. Sequa expects that cash expenditures for the restructuring program will total $16,924,000, with $5,584,000 paid in 2001, $10,400,000 expected to be paid in 2002 and the balance, primarily related to early retirement programs, to be paid in 2003 and beyond. Sequa expects to generate approximately $6,700,000 in cash from the disposal of property, plant and equipment available for sale as a result of the restructuring program. Efforts to sell these assets have begun but Sequa can not forecast when they will be completed and the proceeds from disposition received.

     In 2000, a restructuring charge of $3,225,000 related to an early retirement program at the Specialty Chemicals segment was recorded of which $1,343,000 is included in cost of sales and $1,882,000 is included in selling, general and administrative expenses. Cash payments required under the early retirement program were completed in 2001.

Note 19. Other, Net

Other, net includes the following income (expense) items:
(Amounts in thousands)
Year ended December 31,	2001	2000	1999

Discount expense on sale of
receivables	$(4,102)	$(7,493)	$(2,290)
Fair market valuation loss on gas swap	(3,619)	-	-
Income (loss) on cash surrender
value of corporate-owned life
insurance	(1,208)	(1,609)	1,047
Amortization of capitalized
debt issuance costs	(1,847)	(1,087)	(1,487)
Letters of credit and commitment
fees	(1,031)	(975)	(1,104)
Demutualization of an issuer of
corporate-owned life insurance	4,603	-	2,723

Gain on sale of Caval Tool	4,250	-	-
Minority interest in a component
manufacturing operation	-	1,033	524
Adjustment to gain on sale of
a UK operation	-	1,013	-
Gain on sale of a partial interest
in a component manufacturing
operation	-	862	-

Gain on sale of assets, net	156	80	3,898

Adjustment to gain on sale of
Sequa Chemicals	-	-	2,225
Collection of note receivable
previously written off	-	-	1,600
Gain on sale of short-term
investments	-	-	1,275

Other	(20)	308	898
	$(2,818)	$(7,868)	$ 9,309

Note 20. Operating Leases

Certain businesses of Sequa utilize leased premises or equipment under noncancellable agreements having initial or remaining terms of more than one year. The majority of the real property leases require Sequa to pay maintenance, insurance and real estate taxes. Rental expense totaled $22,275,000, $23,534,000 and $20,239,000 in 2001, 2000 and 1999, respectively.

At December 31, 2001, future minimum lease payments under noncancellable operating leases are as follows:

(Amounts in thousands)
2002	$14,115
2003	9,518
2004	6,923
2005	4,402
2006	3,869
After 2006	11,504
$50,331

Note 21. Earnings Per Share

Basic earnings per share (EPS) for each of the respective years have been computed by dividing the net earnings, after deducting dividends on cumulative convertible preferred stock, by the weighted average number of common shares outstanding during the year.

     Diluted EPS reflects the potential dilution that could occur if each share of the cumulative convertible preferred stock outstanding were converted into 1.322 shares of Class A common stock and the outstanding in the money options to purchase shares of Class A common stock were exercised.

Note 21. Earnings Per Share (cont'd)
The computation of basic and diluted EPS is as follows:

(Amounts in thousands, except per share data)
Year ended December 31,	2001	2000	1999

Income before extraordinary item	$ 8,049	$24,047	$27,799

Less: Preferred dividends	(2,064)	(2,064)	(2,064)

Income available to common
stock--basic	5,985	21,983	25,735

Extraordinary loss	-	-	(5,732)

Net income available to common
stock--basic	5,985	21,983	20,003

Convertible preferred stock
dividend requirements	-	-	-

Net income available to common
stock--diluted	$ 5,985	$21,983	$20,003

Weighted average number of common
shares outstanding--basic	10,382	10,373	10,367

Conversion of convertible
preferred stock	-	-	-

Exercise of stock options	2	1	4

Weighted average number of common
shares outstanding--diluted	10,384	10,374	10,371

Basic earnings per share
Income before extraordinary item	$ 0.58	$ 2.12	$ 2.48
Extraordinary loss	-	-	(.55)
Net income	$ 0.58	$ 2.12	$ 1.93

Diluted earnings per share
Income before extraordinary item	$ 0.58	$ 2.12	$ 2.48
Extraordinary loss	-	-	(.55)
Net income	$ 0.58	$ 2.12	$ 1.93

     The conversion of each share of preferred stock into 1.322 shares of common stock was not included in the computation of diluted earnings per share because inclusion would have had an anti-dilutive effect on EPS.

Note 22. Supplemental Cash Flow Information
Net cash used by discontinued operations primarily represents payment of an accrued liability.

Selected noncash activities and cash payments were as follows:

(Amounts in thousands)
Year ended December 31,	2001	2000	1999
Noncash activities:
Acquisitions of businesses:
Fair value of assets acquired	$46,869	$13,210	$37,474
Cash paid	12,796	8,977	25,827
Liabilities assumed	$34,073	$ 4,233	$11,647

Contributions to joint ventures:
Total contributions	$ 2,800	$25,243	$33,834
Cash paid	2,300	5,148	28,064
Noncash contributions	$ 500	$20,095	$ 5,770

Interest paid	$60,257	$56,585	$45,367

Note 23. Segment Information and Geographic Data

Sequa is a diversified industrial company that produces a broad range of products in five operating segments: Aerospace, Propulsion, Metal Coating, Specialty Chemicals and Other Products.

     The Aerospace segment consists solely of Sequa's largest operating unit, Chromalloy Gas Turbine Corporation (Chromalloy). Chromalloy repairs and manufactures gas turbine engine components, principally for domestic and international airlines, original equipment manufacturers and the US military.

     The Propulsion segment consists solely of ARC, which manufactures solid rocket propulsion systems for use primarily in tactical military weapons sold to the US Government, automotive airbag inflators and liquid propellant motors for use on commercial satellites.

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

Note 23. Segment Information and Geographic Data (cont'd)

     The Other Products segment is composed of four ongoing businesses: MEGTEC Systems, Sequa Can Machinery, Casco Products and the After Six unit. MEGTEC Systems provides auxiliary press equipment for web offset printing, as well as dryers and emission control equipment for the international industrial, paper and printing markets. Sequa Can Machinery produces high speed equipment to form and decorate two-piece metal cans for the worldwide container industry. Casco Products manufactures cigarette lighters, power outlets and electronic monitoring devices primarily for North American and European automobile manufacturers. The After Six unit designs and manufactures men's formalwear and accessories for the North American market.

     The accounting policies of the reportable segments are the same as those described in Note 1. Segment information amounts presented are the same measures reported internally to management for purposes of making decisions about allocating resources to the segments and assessing their performance. Operating profit, the measure of profit reported in the segment information, represents income before income taxes, interest, equity in unconsolidated joint ventures and other income (expense). The expenses and assets attributable to corporate activities are not allocated to the operating segments. Assets of corporate activities include cash and cash equivalents, short-term investments, deferred tax assets and net assets of discontinued operations. Investments in unconsolidated joint ventures are included in the appropriate segment. Prior year amounts have been restated accordingly.

Note 23. Segment Information and Geographic Data (cont'd)
Operations by Business Segment
(Amounts in thousands)
Year ended December 31,	2001	2000	1999

Aerospace
Sales	$ 752,329	$ 764,730	$ 745,786
Operating income	66,431	68,195	65,571
Total assets	781,254	803,460	718,446
Capital expenditures	47,421	52,428	49,603
Depreciation and amortization	39,619	38,092	38,811

Propulsion
Sales	$ 287,794	$ 273,933	$ 276,561
Operating income (loss)	(21,031)	10,012	6,293
Total assets	352,192	387,238	373,639
Capital expenditures	13,811	29,190	29,564
Depreciation and amortization	30,197	23,003	22,245

Metal Coating
Sales	$ 240,979	$ 226,628	$ 213,388
Operating income	13,727	19,220	19,122
Total assets	146,217	146,887	145,192
Capital expenditures	5,322	6,139	8,779
Depreciation and amortization	8,896	7,957	7,714

Specialty Chemicals
Sales	$ 143,684	$ 145,044	$ 160,621
Operating income	13,887	16,780	23,359
Total assets	104,594	103,145	102,926
Capital expenditures	4,674	7,971	5,276
Depreciation and amortization	6,091	6,608	6,215

Other Products
Sales	$ 330,989	$ 362,803	$ 314,814
Operating income (loss)	(19,670)	19,239	11,808
Total assets	190,662	222,292	193,293
Capital expenditures	5,772	8,868	7,856
Depreciation and amortization	11,023	11,028	10,142

Corporate
Expenses	$ (27,406)	$ (30,258)	$ (31,694)
Total assets (a)	260,863	120,808	138,202
Capital expenditures	154	315	304
Depreciation and amortization	2,734	1,929	2,029

Totals
Sales	$1,755,775	$1,773,138	$1,711,170
Operating income	25,938	103,188	94,459
Total assets	1,835,782	1,783,830	1,671,698
Capital expenditures	77,154	104,911	101,382
Depreciation and amortization	98,560	88,617	87,156

(a)  Includes cash, short-term investments, deferred tax assets and net assets of discontinued operations. Prior year amounts have been restated to include investments in unconsolidated joint ventures as well as investments at cost in the appropriate segments.

In 2001, operating income includes restructuring and related asset impairment charges as follows: Aerospace $4,360,000; Propulsion $129,000; Metal Coating $5,697,000; Specialty Chemicals $1,059,000 and Other Products $11,167,000.

In 2001, operating income for the Propulsion segment and expense for the Corporate segment include environmental expenses of $10,181,000 and $3,100,000, respectively.

In 2000, operating income for the Specialty Chemicals segment includes restructuring charges of $3,225,000.

Note 23. Segment Information and Geographic Data (cont'd)

Geographic Data

Sales are attributable to countries based on location of the customer. Long-lived assets, which include property, plant and equipment and goodwill, are based on physical location.

(Amounts in thousands)
Year ended December 31,	2001	2000	1999

Sales
United States	$ 934,716	$ 992,271	$ 945,120
Italy	102,761	86,644	88,048
Germany	89,874	69,220	55,658
United Kingdom	70,106	96,129	92,758
France	69,327	81,218	83,380
Canada	52,803	47,543	39,950
Japan	49,757	51,166	56,340
Spain	36,698	45,189	42,518
Other countries	349,733	303,758	307,398
Total	$1,755,775	$1,773,138	$1,711,170

At December 31,	2001	2000	1999

Long-lived Assets
United States	$ 645,307	$ 658,770	$ 661,516
United Kingdom	68,980	68,782	73,641
Other countries	72,327	60,839	53,658
Total	$ 786,614	$ 788,391	$ 788,815

No single commercial customer accounted for more than 10% of consolidated sales in any year. The largest single contract with any one US Government agency accounted for approximately 2% of sales in 2001 and 2000 and 1% of sales in 1999. Prime and subcontracts with all government agencies accounted for approximately 11% of sales in 2001, 12% of sales in 2000 and 10% of sales in 1999.

Note 24. Contingencies

Sequa is involved in a number of claims, lawsuits and proceedings (environmental and otherwise) that arose in the ordinary course of business. Other litigation pending against Sequa involves allegations that are not routine and include, in certain cases, compensatory and punitive damage claims.

Note 24. Contingencies (cont'd)

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

Note 25. Quarterly Financial Information (Unaudited)
(Amounts in thousands, except per share data)
2001 Quarter ended	March 31	June 30	Sept. 30	Dec. 31	Year
Sales	$430,119	$448,608	$447,374	$429,674	$1,755,775
Cost of sales	355,193	366,292	371,733	385,666	1,478,884
Operating income (loss)	12,309	20,522	15,525	(22,418)	25,938
Net income (loss)	$ (269)	$ 36,687	$ (2,770)	$(25,599)	$ 8,049

Basic earnings (loss) per share	$ (.08)	$ 3.49	$ (.32)	$ (2.51)	$ .58
Diluted earnings (loss) per share	$ (.08)	$ 3.36	$ (.32)	$ (2.51)	$ .58

2000 Quarter ended	March 31	June 30	Sept. 30	Dec. 31	Year
Sales	$430,642	$449,689	$432,986	$459,821	$1,773,138
Cost of sales	346,313	358,500	350,009	368,520	1,423,342
Operating income	22,581	25,676	27,546	27,385	103,188
Net income	$ 4,222	$ 5,442	$ 5,100	$ 9,283	$ 24,047

Basic and diluted earnings per share	$ 0.36	$ 0.47	$ 0.44	$ 0.85	$ 2.12

The following unusual items are included in the quarterly financial information:

Net income for the second quarter of 2001 includes $36,000,000 of income through a reduction in the income tax provision related to a settlement with the Internal Revenue Service which resulted in the reversal of income tax reserves no longer required. The impact of the settlement was to increase basic earnings per share by $3.47.

Operating income for 2001 includes restructuring charges of $2,200,000 in the first quarter, $713,000 in the second quarter, $5,874,000 in the third quarter and $9,452,000 in the fourth quarter. The after-tax effect of the restructuring charges is to reduce basic earnings per share by $0.14 in the first quarter, $0.04 in the second quarter, $0.37 in the third quarter and $0.59 in the fourth quarter.

Operating income for the fourth quarter of 2001 includes asset impairment charges relating to restructuring activities of $4,019,000. The after-tax effect of the charge is to reduce basic earnings per share by $0.25.

Operating income for the fourth quarter of 2001 includes a $13,281,000 provision for environmental expenses to raise accruals for remediation costs primarily associated with two propellant manufacturing facilities. The after-tax effect of the charge is to reduce basic earnings per share by $0.83.

Operating income for the fourth quarter of 2001 includes asset impairment charges not relating to restructuring activities of $3,195,000. The after-tax effect of the charge is to reduce basic earnings per share by $0.20.

Operating income for the fourth quarter of 2001 includes $3,000,000 of income due to the favorable resolution of certain contractual matters and cost estimates at the Chromalloy operation that allowed for the reversal of previously established reserves. The after-tax effect of this income increased basic earnings per share by $0.19.

Net income for the fourth quarter of 2001 includes $4,603,000 of income related to the demutualization of an issuer of corporate-owned life insurance policies and pension annuities. The after-tax effect of this income increased basic earnings per share by $0.29.

Operating income for the fourth quarter of 2000 includes a $2,987,000 charge related to the Breed settlement. The after-tax effect of the charge is to reduce basic earnings per share by $0.19.

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

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEMS 10 THROUGH 13

     The information required by Item 10 with respect to executive officers is contained on pages 15 and 16 of this Annual Report on Form 10-K under Item 4A and is incorporated herein by reference.

     Sequa intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors not later than 120 days after the end of its fiscal year ended December 31, 2001. Accordingly, the information required by Part III (Item 10, concerning Sequa's directors and disclosure pursuant to Item 405 of Regulation S-K, and Items 11, 12 and 13) is incorporated herein by reference to such definitive proxy statement in accordance with General Instruction G(3) to Form 10-K.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements:

The following consolidated financial statements are included in Part II of this Annual Report on Form 10-K:

Page Numbers
in this Annual
Report on Form
10-K

Report of Independent Public Accountants.	42

Consolidated Balance Sheet as of December 31,
2001 and 2000.	43-44

Consolidated Statement of Income for the three
years ended December 31, 2001.	45

Consolidated Statement of Cash Flows for the three
years ended December 31, 2001.	46

Consolidated Statement of Shareholders' Equity for
the three years ended December 31, 2001.	47

Notes to Consolidated Financial Statements.	48-84

2. Financial Statement Schedules:

Financial statement schedules are omitted due to the absence of conditions under which they are required.

3. Exhibits

Exhibit No. (Referenced to Item 601(b) of Regulation S-K)

3.1 -

Restated Certificate of Incorporation of the Registrant dated as of February 15, 1985, as amended by the Certificate of Amendment of Restated Certificate of Incorporation dated as of April 24, 1986, as amended by two Certificates of Amendment of Restated Certificate of Incorporation each dated as of December 19, 1986, as amended by the Certificate of Amendment of Certificate of Incorporation dated May 7, 1987, as amended by the Certificate of Change of Registered Agent and Registered Office dated October 6, 1989, as amended by the Certificate of Amendment of Certificate of Incorporation dated June 4, 1999, and the Certificate of Designation dated December 22, 1986 (with respect to the $5.00 Cumulative Convertible Preferred Stock of the Registrant) and the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant dated November 13, 2000 (incorporated by reference to Exhibit 3.1 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2000, filed on March 16, 2001).

3.2 -

Restated and Amended (as of August 26, 1993) By-laws of Sequa (incorporated by reference to Exhibit 3.2 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2000, filed on March 16, 2001).

3.3 -

Amendment to By-laws of Sequa effective as of October 26, 2000 (incorporated by reference to Exhibit 3.3 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2000, filed on March 16, 2001).

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

4.5 -	Prospectus and Prospectus Supplement, both dated April 22, 1991, with respect to $100 million of medium-term notes (incorporated by reference to Sequa's filing under Rule 424(b)(5) on April 23, 1991).

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

10.5 -

Amendment No. 4 to the Credit Agreement, constituting Exhibit 10.1 hereto dated as of March 16, 2001 (incorporated by reference to Exhibit 10.3 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 2001, filed on May 14, 2001).

10.6 -

Receivables Purchase Agreement dated as of November 13, 1998 among Sequa Receivables Corp., Sequa, Liberty Street Funding Corp. and The Bank of Nova Scotia, as administrator (incorporated by reference to Exhibit 10.4 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1998, filed on March 23, 1999).

10.7 -

Amendment No. 1 dated as of May 28, 1999 to Receivables Purchase Agreement constituting Exhibit 10.6 hereto (incorporated by reference to Exhibit 10.4 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended June 30, 1999, filed August 4, 1999).

10.8 -

Second Amendment to the Receivables Purchase Agreement constituting Exhibit 10.6 hereto dated as of July 12, 1999 (incorporated by reference to Exhibit 10.7 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1999, filed on March 28, 2000).

10.9 -

Third Amendment to the Receivables Purchase Agreement constituting Exhibit 10.6 hereto dated as of May 15, 2000 (incorporated by reference to Exhibit 10.3 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended June 30, 2000, filed on August 14, 2000).

10.10 -

Fourth Amendment to the Receivables Purchase Agreement constituting Exhibit 10.6 hereto dated as of November 8, 2000 (incorporated by reference to Exhibit 10.9 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2000, filed on March 16, 2001).

10.11 -

Fifth Amendment to the Receivables Purchase Agreement constituting Exhibit 10.6 hereto dated as of August 20, 2001 (incorporated by reference to Exhibit 10.4 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended September 30, 2001, filed on November 14, 2001).

10.12 -	Sixth Amendment to the Receivables Purchase Agreement constituting Exhibit 10.6 hereto dated as of November 9, 2001 (filed herewith).

10.13 -

Purchase and Sale Agreement dated as of November 13, 1998 among the Originators named therein, Sequa and Sequa Receivables Corp. (incorporated by reference to Exhibit 10.5 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1998, filed on March 23, 1999).

10.14 -

Asset and Share Purchase Agreement dated October 29, 1998 by and among Sequa, Sequa Chemicals, Inc. and GenCorp Inc. pursuant to which Sequa sold substantially all of the business and operating assets of Sequa Chemicals, Inc. and Sequa Chemicals S.A. (incorporated by reference to Exhibit 2.1 of Sequa's Current Report on Form 8-K, File No. 1-804, filed on November 6, 1998).

10.15 -

Rights Agreement, dated as of October 30, 2000, between Sequa and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 10.12 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2000, filed on March 16, 2001).

COMPENSATORY PLANS OR ARRANGEMENTS

10.16 -	1998 Key Employees Stock Option Plan (incorporated by reference to Exhibit 10.2 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1997, filed on March 20, 1998).

10.17 -

Amendment No. 1 dated as of May 1, 1998 to 1998 Key Employees Stock Option Plan (incorporated by reference to Exhibit 10.1 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 2000, filed on May 12, 2000).

COMPENSATORY PLANS OR ARRANGEMENTS (cont'd)

10.18 -

Amendment No. 2 dated as of March 30, 2000 to 1998 Key Employees Stock Option Plan (incorporated by reference to Exhibit 10.2 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 2000, filed on May 12, 2000).

10.19 -

Sequa Corporation Management Incentive Bonus Program for Corporate Executive Officers (Revised for 1998) (incorporated by reference to Exhibit 10.3 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1997, filed on March 20, 1998).

10.20 -

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

10.21 -

Supplemental Executive Retirement Plan II, as Amended and Restated Effective January 1, 2000 (incorporated by reference to Exhibit 10.4 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended September 30, 2000, filed on November 14, 2000).

10.22 -

Supplemental Executive Retirement Plan III, as Amended and Restated Effective January 1, 2000 (incorporated by reference to Exhibit 10.5 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended September 30, 2000, filed on November 14, 2000).

10.23 -

Sequa Corporation Management Incentive Bonus Program for Corporate Non-Executive Officers and Corporate Staff (Revised for 1998) (incorporated by reference to Exhibit 10.5 of Sequa's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 20, 1998).

10.24 -

Letter Agreements, dated May 24, 1984, by and between Norman E. Alexander and Sequa, and Stuart Z. Krinsly and Sequa (incorporated by reference to Exhibit 10(h) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1989, filed on March 30, 1990).

COMPENSATORY PLANS OR ARRANGEMENTS (cont'd)

10.25 -

Letter Agreements, dated April 30, 1990, by and between Norman E. Alexander and Sequa, and Stuart Z. Krinsly and Sequa (incorporated by reference to Exhibit 10(h) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1990, filed on April 1, 1991).

10.26 -

Employment Agreement, dated April 1, 1993, by and between John J. Quicke and Sequa, (incorporated by reference to Exhibit 10(k) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1992, filed on March 31, 1993); Amendment thereto, dated March 1, 1995 (incorporated by reference to Exhibit 10.11 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1994, filed on March 30, 1995); Amendment thereto, dated September 26, 1996 (incorporated by reference to Exhibit 10.9 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1996, filed on March 24, 1997); Amendment thereto, dated as of March 1, 1999 (incorporated by reference to Exhibit 10.18 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 1999, filed on May 14, 1999); and Amendment thereto, dated as of December 13, 2001 (filed herewith).

10.27 -

Employment Agreement, dated as of October 1, 1991, by and between Martin Weinstein and Chromalloy Gas Turbine Corporation (incorporated by reference to Exhibit 10(n) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1991, filed on March 30, 1992); Amendment thereto, dated as of June 1, 1993 (incorporated by reference to Exhibit 10.14 of Sequa's Registration Statement No. 33-50843 on Form S-1 filed on October 29, 1993); Amendment thereto, dated as of February 23, 1995 (incorporated by reference to Exhibit 10.12 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1995, filed on March 28, 1996); and Amendment thereto, dated as of June 1, 1996 (incorporated by reference to Exhibit 10.11 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1996, filed on March 24, 1997); Amendment thereto, dated as of March 1, 1999 (incorporated by reference to Exhibit 10.19 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 1999, filed on May 14, 1999); and Amendment thereto, dated as of December 13, 2001 (filed herewith).

COMPENSATORY PLANS OR ARRANGEMENTS (cont'd)

10.28 -

Executive Life Insurance Plan of Sequa (incorporated by reference to Exhibit 10(o) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1991, filed on March 30, 1992).

10.29 -

Key Employee Medical Insurance Plan of Sequa (incorporated by reference to Exhibit 10(p) of Sequa's Annual Report on Form 10-K, File No. 1-804 for the year ended December 31, 1991, filed on March 30, 1992).

10.30 -

Sequa Corporation Management Incentive Bonus Program for Operating Divisions (Revised 1997) (incorporated by reference to Exhibit 10.18 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1996, filed on March 24, 1997).

10.31 -

Employment Agreement, dated as of March 1, 1999, by and between William P. Ksiazek and Sequa (incorporated by reference to Exhibit 10.21 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1999, filed on March 28, 2000); and Amendment thereto, dated as of October 25, 2001 (filed herewith).

10.32 -

Agreement, dated February 3, 1999, by and between Gerald S. Gutterman and Sequa (incorporated by reference to Exhibit 10.22 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1999, filed on March 28, 2000).

10.33 -

Employment Agreement, dated as of December 16, 1999, by and between Howard Leitner and Sequa (incorporated by reference to Exhibit 10.23 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1999, filed on March 28, 2000); and Amendment thereto, dated as of October 25, 2001 (filed herewith).

End of Compensatory Plans or Arrangements

21.1 -	List of subsidiaries of Sequa, filed herewith.

23.1 -	Consent of Independent Public Accountants, filed herewith.

99.0 -	The Assurance Letter as required by Temporary Note 3T to Article 3 of Regulation S-X, filed herewith.

(b) Reports on Form 8-K None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUA CORPORATION

Date: March 22, 2002	By: /S/ HOWARD M. LEITNER
Howard M. Leitner
Senior Vice President, Finance
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 2002.

By: /S/ NORMAN E. ALEXANDER	Chairman of the Board, Chief
Norman E. Alexander	Executive Officer and Director

By: /S/ JOHN J. QUICKE	President, Chief Operating Officer
John J. Quicke	and Director

By: /S/ STUART Z. KRINSLY	Senior Executive Vice President,
Stuart Z. Krinsly	General Counsel and Director

By: /S/ MARTIN WEINSTEIN	Executive Vice President, Gas
Martin Weinstein	Turbine Operations and Director

By: /S/ HOWARD M. LEITNER	Senior Vice President, Finance
Howard M. Leitner	(Chief Financial Officer)

By: /S/ WILLIAM P. KSIAZEK	Vice President and Controller
William P. Ksiazek	(Chief Accounting Officer)

By:	Director
Leon D. Black

By: /S/ALVIN DWORMAN	Director
Alvin Dworman

By: /S/ DAVID S. GOTTESMAN	Director
David S. Gottesman

By: /S/ DONALD D. KUMMERFELD	Director
Donald D. Kummerfeld

By: /S/ RICHARD S. LeFRAK	Director
Richard S. LeFrak

By: /S/ SCOTT SCHAFLER	Director
R. Scott Schafler

By: /S/ MICHAEL I. SOVERN	Director
Michael I. Sovern

By: /S/ FRED R. SULLIVAN	Director
Fred R. Sullivan

By: /S/ GERALD TSAI	Director
Gerald Tsai, Jr.