Form 10-Q
period 2002-03-31
SEQUA CORP /DE/
filed 2002-05-15
CIK 95301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended	March 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	1-804

SEQUA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-1885030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Park Avenue, New York, New York 10166
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code.	(212)986-5500

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Class	Outstanding at April 30, 2002

	Class A Common Stock, no par value	7,064,393
	Class B Common Stock, no par value	3,329,780

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sequa Corporation and Subsidiaries
Consolidated Statement of Operations
(Amounts in thousands, except per share)
(Unaudited)

	For the Three Months Ended March 31,
	2002	2001

Sales	$396,912	$430,119

Costs and expenses
Cost of sales	335,663	355,193
Selling, general and administrative	53,969	62,617
	389,632	417,810

Operating income	7,280	12,309

Other income (expense)
Interest expense	(15,954)	(14,602)
Interest income	879	1,215
Equity in loss of unconsolidated joint ventures	(590)	(913)
Other, net	1,102	1,522

Loss before income taxes	(7,283)	(469)

Income tax benefit	4,200	200

Net loss	(3,083)	(269)

Preferred dividends	(516)	(516)

Net loss available to common stock	$ (3,599)	$ (785)

Basic and diluted loss per share	$ (0.35)	$ (0.08)

Dividends declared per share
Preferred	$ 1.25	$ 1.25

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands)

ASSETS

(Unaudited)
	March 31,	December 31,
	2002	2001
Current assets
Cash and cash equivalents	$ 136,086	$ 127,103
Trade receivables (less allowances of $13,398 and $13,529)	192,842	217,064
Unbilled receivables (less allowances of $1,581 and $1,510)	37,610	34,379
Inventories	370,797	375,602
Deferred income taxes	56,035	55,704
Other current assets	29,193	34,098
Total current assets	822,563	843,950

Investments
Investments and other receivables	64,384	64,473
Net assets of discontinued operations	98,207	97,991
	162,591	162,464

Property, plant and equipment, net	481,680	488,383

Other assets
Excess of cost over net assets of companies acquired	295,182	298,231
Deferred charges and other assets	43,968	42,754
	339,150	340,985

Total assets	$1,805,984	$1,835,782

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

	(Unaudited)
March 31,	December 31,
	2002	2001
Current liabilities
Current maturities of long-term debt	$ 2,606	$ 2,659
Accounts payable	127,312	132,569
Taxes on income	21,683	18,079
Accrued expenses	183,500	195,887
Total current liabilities	335,101	349,194

Noncurrent liabilities
Long-term debt	708,028	707,986
Deferred income taxes	18,875	24,277
Other noncurrent liabilities	109,691	109,863
	836,594	842,126
Shareholders' equity
Preferred stock--$1 par value, 1,825,000 shares authorized, 797,000 shares of $5 cumulative convertible stock issued at March 31, 2002 and December 31, 2001 (involuntary liquidation value--$17,181 at March 31, 2002)	797	797
Class A common stock--no par value, 50,000,000 shares authorized, 7,284,000 shares issued at March 31, 2002 and December 31, 2001	7,284	7,284
Class B common stock--no par value, 10,000,000 shares authorized, 3,727,000 shares issued at March 31, 2002 and December 31, 2001	3,727	3,727
Capital in excess of par value	288,145	288,179
Retained earnings	489,041	492,640
Accumulated other comprehensive loss	(76,167)	(69,503)
	712,827	723,124
Less: Cost of treasury stock	78,538	78,662
Total shareholders' equity	634,289	644,462

Total liabilities and shareholders' equity	$1,805,984	$1,835,782

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Amounts in thousands)
(Unaudited)
	For the Three Months
	Ended March 31,
	2002	2001
Cash flows from operating activities:
Loss before income taxes	$ (7,283)	$ (469)

Adjustments to reconcile loss to net cash (used for) provided by operating activities:
Depreciation and amortization	20,467	23,333
Provision for losses on receivables	1,031	135
Equity in loss of unconsolidated joint ventures	590	913
Gain on sale of business	-	(4,250)
Loss (gain) on sale of assets	20	(86)
Other items not (providing) requiring cash	(2,544)	230

Changes in operating assets and liabilities, net of businesses purchased and sold:
Receivables	7,162	6,752
Inventories	3,766	(16,023)
Other current assets	4,747	6,903
Accounts payable and accrued expenses	(14,740)	(30,106)
Other noncurrent liabilities	(209)	1,216

Net cash provided by (used for) continuing operations before income taxes	13,007	(11,452)
Net cash provided by (used for) discontinued operations before income taxes	133	(702)
Income taxes refunded (paid), net	2,407	(6,057)
Net cash provided by (used for) operating activities	15,547	(18,211)

Cash flows from investing activities:
Business sold	-	36,000
Business purchased, net of cash acquired	-	560
Purchase of property, plant and equipment	(14,855)	(22,374)
Sale of property, plant and equipment	751	291
Other investing activities	(714)	(2,056)
Net cash (used for) provided by investing activities	(14,818)	12,421

Cash flows from financing activities:
Proceeds from sale of accounts receivable, net	11,000	2,000
Proceeds from debt	934	15,700
Payments of debt	(863)	(1,167)
Other financing activities	(681)	(514)
Net cash provided by financing activities	10,390	16,019

Effect of exchange rate changes on cash and cash equivalents	(2,136)	(6,654)

Net increase in cash and cash equivalents	8,983	3,575

Cash and cash equivalents at beginning of period	127,103	49,977

Cash and cash equivalents at end of period	$136,086	$ 53,552
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

     The consolidated financial statements included herein have been prepared by Sequa, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present Sequa's results for the interim periods presented. Such adjustments consisted of normal recurring items with the exception of the following in the first quarter of 2002: $1,273,000 of restructuring charges incurred at Corporate and the MEGTEC Systems unit; $1,761,000 of gain related to the change in the fair market value of a gas swap that includes a written option; and $1,102,000 relating to the reversal of income tax reserves no longer required due to the completion of a tax audit at a foreign unit which was recorded as a reduction of the tax provision. The first quarter of 2001 included $4,250,000 of gain on the sale of the Caval Tool Division of the Chromalloy Gas Turbine subsidiary and a $2,200,000 restructuring charge at Sequa Can Machinery. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although Sequa believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Sequa's latest Annual Report on
Form 10-K.

     The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2.   Restructuring Charges

     In the first quarter, Sequa continued the strategic restructuring program initiated in 2001. The Consolidated Statement of Operations for the first quarter includes a restructuring charge of $1,273,000 recorded in selling, general and administrative expenses. The restructuring charge, of which $825,000 was incurred at Corporate and $448,000 was incurred at MEGTEC, is composed of involuntary termination benefits and voluntary early retirement benefits to be paid outside of Sequa's qualified pension plans covering a total of 36 employees. The after-tax effect of the 2002 restructuring charge reduced basic earnings per share by $0.08.

     At March 31, 2002, Sequa's Consolidated Balance Sheet includes accruals relating to the restructuring program of $7,324,000. Activity affecting the accruals in the first quarter of 2002 is summarized as follows:

(Thousands of Dollars)
(Unaudited)

Balance at December 31, 2001	$11,340
Additional charges incurred	1,273
Cash payments of involuntary termination and voluntary early retirement benefits	(5,036)
Facility shutdown costs	(180)
Other activity and adjustments	(73)
Balance at March 31, 2002	$ 7,324

     The Consolidated Statement of Operations for the first quarter of 2001 includes a restructuring charge of $2,200,000 at the Sequa Can Machinery unit, the after-tax effect of which reduced basic earnings per share by $0.14.

Note 3.   Income Tax Benefit

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the first quarters of 2002 and 2001 were based upon estimated annual pre-tax earnings and include the effect of a provision for state income and franchise taxes. The first quarter of 2002 also includes the reversal of $1,102,000 of income tax reserves no longer required due to the completion of a tax audit at a foreign unit.

Note 4. Comprehensive Loss

     Comprehensive loss includes net loss and other comprehensive income (loss) items which are recorded within a separate component of equity in the balance sheet and are excluded from net loss. Sequa's other comprehensive income (loss) items include foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on certain securities and unrealized gains and losses on cash flow hedges. Since undistributed earnings of Sequa's foreign subsidiaries are intended to be permanently reinvested, taxes have not been provided for foreign currency translation adjustments.

     Comprehensive loss for the three months ended March 31, 2002 and 2001 is as follows:

	(Thousands of Dollars) (Unaudited) For the Three Months Ended March 31,
	2002	2001
Net loss	$(3,083)	$ (269)
Other comprehensive income (loss):
Foreign currency translation adjustments	(6,043)	(17,100)
Unrealized loss on marketable securities	(884)	(38)
Tax benefit on unrealized loss on marketable securities	309	13
Unrealized loss on cash flow hedges	(71)	(170)
Tax benefit on unrealized loss on cash flow hedges	25	60
Comprehensive loss	$(9,747)	$(17,504)

Note 5. Loss per share

     Basic loss per share for each of the periods have been computed by dividing the net loss, after deducting dividends on cumulative convertible preferred stock, by the weighted average number of common shares outstanding during the period.

     Diluted loss per share reflects the potential dilution that would have occurred if each share of the cumulative convertible preferred stock outstanding was converted into 1.322 shares of Class A common stock and the outstanding "in-the-money" options to purchase shares of Class A common stock were exercised. The conversion of preferred stock into 1.322 shares of Class A common stock was not included in the computation of diluted loss per common share in either period because inclusion would have had an anti-dilutive effect.

The computation of basic and diluted loss per share is as follows:

		(Thousands of Dollars)
	(Unaudited)
	For the
	Three Months
		Ended March 31,
	2002 2001

Net loss	$ (3,083)	$ (269)

Less: Preferred stock dividends	(516)	(516)

Net loss available to common stock - basic	(3,599)	(785)

Net loss available to common stock - diluted	$(3,599)	$ (785)

Weighted average number of common shares outstanding - basic	10,389	10,378

Exercise of stock options	2	2

Weighted average number of common shares outstanding - diluted	10,391	10,380

Basic and diluted loss per share	$ (0.35)	$ (0.08)

Note 6. Trade Receivables, Net

     Sequa Receivables Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement extending through November 2003 under which it is able to sell up to $120,000,000 of an undivided percentage ownership interest in Sequa's eligible trade receivables through a bank sponsored facility. Under the terms of the agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any distribution to Sequa. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," transactions under the Receivables Purchase Agreement qualify as a sale of receivables. Trade receivables are net of $75,000,000 at March 31, 2002 and $64,000,000 at December 31, 2001 of receivables sold under the agreement. Other, net in the Consolidated Statement of Operations for the three months ended March 31, 2002 and 2001 includes $337,000 and $1,783,000, respectively, of discount expense related to the sale of receivables.

Note 7. Inventories

The inventory amounts at March 31, 2002 and December 31, 2001 were as follows:

	(Thousands of Dollars)
	(Unaudited)
	March 31, 2002	December 31, 2001
Finished goods	$129,871	$138,633
Work in process	99,536	99,097
Raw materials	146,992	144,800
Long-term contract costs	3,676	5,522
Customer deposits	(9,278)	(12,450)
	$370,797	$375,602

Note 8.   Excess of Cost Over Net Assets of Companies Acquired

     On January 1, 2002, Sequa adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The statement changed the accounting for goodwill from an amortization method to an impairment only approach. Amortization of goodwill ceased effective January 1, 2002 and the adjusted comparative impact can be summarized as follows:

	(Thousands of Dollars) (Unaudited) For the Three Months Ended March 31,
	2002	2001
Reported net loss	$(3,083)	$ (269)
Goodwill amortization included in:
Selling, general & administrative	-	3,204
Equity in loss of unconsolidated joint ventures	-	133
Adjusted net (loss) income	$(3,083)	$3,068

Basic and diluted loss per share:
Reported loss per share	$ (0.35)	$(0.08)
Goodwill amortization	-	0.32
Adjusted (loss) earnings per share	$ (0.35)	$ 0.24

     The $3,049,000 decrease in excess of cost over net assets of companies acquired in the Consolidated Balance Sheet primarily reflects the reclassification of certain patents and intellectual property to deferred charges and other assets.

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

     Sequa is currently implementing the two-step procedure required under SFAS No. 142 to quantify the amount of goodwill impairment and anticipates a significant impairment loss will be incurred. In accordance with SFAS No. 142, a transitional impairment loss will be recognized as the effect of a change in accounting principle and will be presented in the Consolidated Statement of Operations, net of related income tax effects, between the captions extraordinary items (if any) and net income (loss).

Note 9. Derivatives and Financial Instruments

     Derivatives and financial instruments are utilized to manage foreign exchange and natural gas price risks. Sequa has established a control environment which includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Sequa does not buy, hold or sell derivative financial instruments for trading purposes.

     Gains and losses on short-term forward foreign exchange contracts and derivatives thereof, used by Sequa to manage its exposure to exchange rate fluctuations on certain recognized assets and liabilities denominated in a currency other than the functional currency, are recorded as offsets to the losses and gains reported in earnings upon remeasurement of such assets or liabilities into the functional currency. Gains and losses on short-term forward foreign exchange contracts used to hedge the fair value of certain firm sales commitments with third parties are recognized in earnings as are losses and gains on the related firm commitment.

     Short-term forward foreign exchange contracts are used to hedge the cash flows of certain forecasted sales and intercompany firm sales commitments. Gains and losses on these contracts representing the effective portion of the hedging activity are reported in Accumulated Other Comprehensive Income (Loss). These deferred gains and losses are recognized in operating income in the period in which the sale is recognized. Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Operations, and were not material in the first quarter periods of 2002 and 2001.

     Sequa had forward foreign exchange contracts, and derivatives thereof, outstanding with notional amounts of $40,952,000 and $37,612,000 at March 31, 2002 and December 31, 2001, respectively. Sequa has a natural gas swap, that includes a written option, outstanding with a notional amount of $7,426,000 and $9,139,000 at March 31, 2002 and December 31, 2001, respectively. In the first quarter of 2002, Other, net in the Consolidated Statement of Operations included $1,761,000 of gain related to the change in the fair market value of the gas swap.

Note 10. Summary Business Segment Data
Sequa's sales and operating income (loss) by business segment are as follows:

	(Thousands of Dollars) (Unaudited)
	Sales First Quarter		Operating Income (Loss) First Quarter
	2002	2001	2002	2001

Aerospace	$164,444	$191,675	$ 7,758	$14,919
Propulsion	66,832	69,047	(195)	(521)
Metal Coating	52,709	48,415	3,061	322
Specialty Chemicals	35,781	35,343	3,337	3,776
Other Products	77,146	85,639	(316)	(819)
Corporate	-	-	(6,365)	(5,368)
TOTAL	$396,912	$430,119	$ 7,280	$12,309

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF           OPERATIONS AND FINANCIAL CONDITION

Sales

     Overall sales declined 8% in the first quarter of 2002, driven primarily by a 14% decline in the large Aerospace segment, and by declines in the can machinery and After Six units of the Other Products segment. A detailed review of sales for each segment follows.

     The 14% decline in sales in the Aerospace segment was due primarily to the impact on the commercial aviation market of the September 11, 2001 terrorist attacks. The lower sales figure also reflects the absence of $3.1 million of sales from a unit divested on February 28, 2001 and the unfavorable effect of translating foreign sales to US dollars (approximately $1.6 million). Management currently anticipates that sales for the second quarter of 2002 will be lower than the same period of last year.

     Sales of the Propulsion segment declined 3% in the first quarter of 2002, as increases in both solid and liquid rocket motor propulsion were more than offset by a 10% decline in sales of automotive airbag inflators. Although the volume of automotive airbag inflators sold into the domestic market increased 9% in the first quarter of 2002, the dollar value of sales declined due to a significant shift in mix to lower priced units. Additionally, the 2001 period included $1.6 million of energetic component sales to ARC's equity affiliate BAG S.p.A. For 2002 these sales are eliminated in consolidation. Sales of the Italian inflator operation were higher, as the benefit of an extra month of sales in 2002 more than offset the effect of lower European demand. Solid propulsion sales advanced primarily due to increases in several military programs.

     First quarter sales of the Metal Coating segment advanced 9%, a reflection of higher sales to the building products and container markets and the inclusion of $1.8 million of sales from a former equity affiliate, Midwest Metal Coatings (MMC), which was consolidated in mid-2001. The increase in sales to building products customers reflects increased market penetration; higher container sales largely reflect sales added while a customer recovers from a temporary shutdown of its own facility.

     Local currency sales of the United Kingdom-based business that makes up the Specialty Chemicals segment increased 3%, although translation to US dollars lowered the increase to 1%. The local currency increase reflects the addition of a specialty chemicals marketing unit acquired in June 2001. Sales of the other marketing units declined for the quarter due to a recession-induced downturn in demand, the weak Euro, and the loss of a major manufacturer previously represented by the units. Sales of detergent chemicals registered a slight decline.

Sales   (cont'd)

     Sales of the Other Products segment declined 10% in the first quarter of 2002, as sharp declines at Sequa Can Machinery and After Six were tempered by higher sales at MEGTEC Systems and Casco Products. Sales of MEGTEC increased 4%, due entirely to the late-2001 acquisition of the roll handling business of Baldwin Technologies Inc., which added $5.4 million of sales in the first quarter of 2002. Without this acquisition, sales to the graphic arts market would have been down more than 50% and overall sales would have declined 12%, as the impact of a weak graphic arts equipment market was only partially offset by solid improvements in industrial products, emission control and aftermarket product lines. Management currently anticipates continued weakness in the graphic arts market for the second quarter. Sales of the can machinery unit declined 33%, as lower sales of can-forming and -decorating equipment and spare parts were partially offset by advances in sales of specialty can systems. The year-over-year comparison for this unit is particularly difficult, since the first quarter of 2001 accounted for more than half of total can-forming and -decorating equipment sales last year. Overall, sales of this unit remain at a low level, and recovery of the worldwide market is not anticipated in 2002. Sales of the Casco Products unit advanced 1% in the first quarter of 2002, as a small increase in the North American market was largely offset by the effect of currency translation on the sales of the foreign units. Local currency results were on a par with the comparable 2001 quarter but were down 6% when translated to US dollars. Sales of the After Six unit were down 36% due to a sharp drop in demand for formalwear.

Operating Income

In the first quarter of 2002, operating income declined 41%, primarily due to sharp declines in the Aerospace segment and at the MEGTEC Systems unit. These declines were tempered by improved performances in the Metal Coatings segment and the Sequa Can Machinery unit and by the absence of goodwill amortization. The 2001 goodwill amortization charge of $3.2 million impacted the segments as follows: Aerospace $1.1 million; Propulsion $1.4 million; Metal Coating $0.1 million; Specialty Chemicals $0.2 million and Other Products $0.4 million.

     Operating income of the Aerospace segment declined 48% in the first quarter of 2002. Profits of the Chromalloy Gas Turbine units primarily engaged in aftermarket repair work were severely affected by the impact on the worldwide commercial airline market of the September 11 terrorist attacks. The restructuring actions of 2001 and other cost-cutting measures instituted after September 11 have tempered the impact on profits of a sharp drop in sales. Results of OEM units were roughly on a par with 2001 results. The segment benefitted from the absence in 2002 of a charge for goodwill amortization, which totalled $1.1 million in 2001.

Operating Income   (cont'd)

     The Propulsion segment recorded a smaller loss in the first quarter of 2002 than a year ago -- $0.2 million versus $0.5 million. The improvement reflects the absence of a goodwill amortization charge in 2002 ($1.4 million charge in 2001), and an 11% reduction in overall selling, general and administrative costs. Profits of the propulsion unit declined due to lower margins and increased selling, general and administrative costs. A change in allocation methods shifted selling, general and administrative expenses to the propulsion unit from the automotive unit in the first quarter of 2002. Automotive airbag losses were roughly equivalent in both periods, as lower margins were offset by lower selling, general and administrative costs.

     Operating income in the Metal Coating segment increased $2.7 million in the first quarter of 2002, compared with a weak 2001 first quarter. The unit primarily benefitted from three major factors: higher sales; lower natural gas costs (approximately $1.2 million); and lower operating costs, primarily derived from the 2001 restructuring program and ongoing cost reduction efforts.

     Operating income at the Specialty Chemicals segment declined 12% in the first quarter of 2002. Results were adversely affected by: higher raw material costs; the impact on margins and reported profits of changes in the value of the British pound versus the Euro and the US dollar; a slightly lower volume of sales of the detergent additive TAED; and an unfavorable sales mix shift at the marketing units. These factors were tempered by savings derived from the 2001 restructuring programs and ongoing cost reduction efforts, and from the absence of a goodwill amortization charge in 2002.

     The Other Products segment recorded a smaller operating loss in the first quarter of 2002 than in the first quarter of 2001 -- $0.3 million versus $0.8 million. The 2001 period included a goodwill amortization charge of $0.4 million. Results of MEGTEC Systems declined $2.6 million and the unit posted a loss in 2002. The decline reflects a sharp reduction in graphic arts equipment sales, new product start-up costs, and a $0.5 million restructuring provision. The impact of these factors was mitigated by profits contributed by the recently acquired roll handling product line and the absence of a charge for goodwill amortization ($0.3 million in 2001). Management currently anticipates a weak second quarter for this unit. Sequa Can Machinery recorded a profit in 2002, achieving a $3.4 million favorable swing in results from the first quarter of 2001. The year-over-year comparison benefitted from the fact that the 2001 period included a $2.2 million restructuring charge. In addition, results reflect benefits derived from the 2001 restructuring programs and ongoing cost reduction efforts; an improved sales mix; and improved profitability in the specialty can systems product line. Operating income at Casco Products was on a par with the 2001 first quarter. The After Six unit registered lower operating income in line with its sales decline.

Operating Income   (cont'd)

     Corporate expenses were $1.0 million higher in the first quarter of 2002. The increase was primarily caused by a $0.8 million restructuring provision to cover the costs of an early retirement program.

Restructuring Charges

     In the first quarter Sequa continued the strategic restructuring program initiated in 2001. The Consolidated Statement of Operations for the first quarter includes a restructuring charge of $1.3 million recorded in selling, general and administrative expenses. The restructuring charge, of which $0.8 million was incurred at Corporate and $0.5 million was incurred at MEGTEC Systems, is composed of involuntary termination benefits and voluntary early retirement benefits to be paid outside of Sequa's qualified pension plans covering a total of 36 employees. The after-tax effect of the 2002 restructuring charge reduced basic earnings per share by $0.08.

     At March 31, 2002, Sequa's Consolidated Balance Sheet includes accruals relating to the restructuring program of $7.3 million. Activity affecting the accruals in the first quarter of 2002 is summarized as follows:

(Thousands of Dollars)
(Unaudited)

Balance at December 31, 2001	$11,340
Additional charges incurred	1,273
Cash payments of involuntary termination and voluntary early retirement benefits	(5,036)
Facility shutdown costs	(180)
Other activity and adjustments	(73)
Balance at March 31, 2002	$ 7,324

     The Consolidated Statement of Operations for the first quarter of 2001 includes a restructuring charge of $2.2 million at the Sequa Can Machinery unit, the after-tax effect of which reduced basic earnings per share by $0.14.

Interest Expense

     The first quarter increase in interest expense of $1.4 million reflects an increase in average borrowings as well as a higher average interest rate resulting from the repayment of lower rate revolving credit debt using a portion of the proceeds of the $200 million 8 7/8% Senior Notes issued on April 2, 2001.

Equity in Loss of Unconsolidated Joint Ventures

     Sequa has investments in numerous unconsolidated joint ventures, which amounted to $46.5 million at March 31, 2002 and $46.4 million at December 31, 2001. The combination of income and losses of these joint ventures was $0.6 million of loss in the first quarter of 2002 and $0.9 million of loss in the first quarter of 2001. The largest of these joint ventures are discussed in the following paragraphs.

     Chromalloy is a partner in numerous joint ventures aimed at strengthening its ties to certain original equipment manufacturers and its customers as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements. Sequa's investment in Chromalloy's joint ventures was $44.6 million at March 31, 2002 and $44.5 million at December 31, 2001. At March 31, 2002, Sequa has guaranteed and/or issued letters of credit in the amount of $11.4 million concerning bank lines of credit for certain of these joint ventures.

     Chromalloy's joint venture partnerships include a 50% ownership interest in a component manufacturing operation as well as the entities discussed in the following paragraphs.

     Two 49%-owned joint ventures specialize in servicing industrial gas turbines. Turbine Airfoil Coating & Repair LLC (TACR) coats new parts and repairs components primarily for venture partner Siemens Westinghouse. Masaood John Brown Ltd (MJB) is a partnership with Mohammed Bin Masaood & Sons and provides repair and maintenance services from a facility in the United Arab Emirates.

     Chromalloy has two 50/50 joint ventures with Rolls-Royce plc: Turbine Surface Technologies Ltd (TST), which will provide advanced coatings for Rolls-Royce turbine components; and Turbine Repair Technologies Ltd (TRT), which provides advanced component repair services for certain Rolls-Royce engines.

     Two other Chromalloy 50/50 joint venture partnerships are significant. Advanced Coatings Technologies (ACT), a joint venture with United Technologies Corporation, owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts. Pacific Gas Turbine Center, LLC (PGT), overhauls and tests certain jet engines and is a partnership with the maintenance services subsidiary of SAir Group.

Other, Net

     In the first quarter of 2002, Other, net included $1.8 million of gain related to the change in the fair market value of a gas swap that includes a written option; $0.6 million of gain on the sale of stock received from the demutualization of an issuer of corporate-owned life insurance policies and pension annuities; $0.3 million of discount expense on the sale of accounts receivable; and $0.3 million of expense on the cash surrender value of corporate-owned life insurance.

     In the first quarter of 2001, Other, net included $4.3 million of gain on the sale of the Caval Tool Division of the Chromalloy Gas Turbine subsidiary; $1.8 million of discount expense on the sale of accounts receivable; and $0.7 million of expense on the cash surrender value of corporate-owned life insurance.

Income Tax Benefit

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the first quarters of 2002 and 2001 were based upon estimated annual pre-tax earnings and include the effect of a provision for state income and franchise taxes. The first quarter of 2002 also includes the reversal of $1.1 million of income tax reserves no longer required due to the completion of a tax audit at a foreign unit.

Risk/Concentration of Business

     On September 11, 2001, the United States was subject to terrorist attacks at the World Trade Center buildings in New York City and the Pentagon in Washington, D.C. These attacks had a severe impact on the airline industry, due to immediate airport closures and the longer term downturn in air travel. Chromalloy's volume of repair business is directly related to the number of hours jet engines are flown. The economic impact on Chromalloy from the repercussions of terrorist attacks have been partially offset by cost-cutting measures. At March 31, 2002, trade receivables due from major commercial airlines totaled approximately $37 million, and a continuation of depressed business conditions in the airline industry could adversely affect the ability of Chromalloy to realize some of these receivables.

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

Risk/Concentration of Business (cont'd)

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

     On March 6, 2002, National Steel filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. National Steel is Precoat Metals' largest customer, accounting for approximately $17 million or 32% of first quarter 2002 sales (37% of 2001 annual sales). The pre-petition trade receivable balance with National Steel is not material to the operations of Precoat Metals, and management does not anticipate that its operations will be adversely impacted in the near term.

     Sequa is engaged in the automotive airbag inflator business through ARC. ARC's major customer for airbag inflators is Breed Technologies, Inc. (Breed) and its subsidiaries, which are supplied under long-term contracts. In the first quarter of 2002, Breed and its subsidiaries accounted for $19.5 million of ARC's sales.

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

Environmental Matters (cont'd)

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At March 31, 2002, the potential exposure for such costs is estimated to range from $18 million to $31 million, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $26.6 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, it is currently estimated that remediation costs will be in the range of $8 million to $12 million for 2002 and between $5 million and $9 million during 2003. In the first quarter of 2002, actual expenditures for the remediation of previously contaminated sites were $4.2 million.

Backlog

     The businesses of Sequa for which backlogs are significant are the Turbine Airfoils, TurboCombustor Technology and Castings units of the Aerospace segment; the solid and liquid rocket motor operations of the Propulsion segment; and the Sequa Can Machinery, MEGTEC Systems and After Six units of the Other Products segment. The aggregate dollar amount of backlog in these units at March 31, 2002 was $220.4 million ($212.4 million at December 31, 2001). The increase was driven by increases in the Propulsion segment and at the Sequa Can Machinery unit of the Other Products segment.

     Sales of the After Six unit are seasonal, with stronger sales in the first six months of the year; accordingly, this unit's backlog is normally higher at December 31 than at any other time of the year.

Liquidity and Capital Resources

     Net cash provided by operating activities was $15.5 million in the first quarter of 2002, compared with $18.2 million used for operating activities in 2001. The primary reasons for the $33.7 million increase were a lower level of working capital requirements and a decrease in income taxes paid primarily reflecting a Federal tax refund received in the 2002 period partly offset by an increased loss before income taxes. Cash used for investing activities was $14.8 million in the three months of 2002, compared with $12.4 million provided by investing activities in the first quarter of 2001. The $27.2 million decrease primarily relates to the proceeds on the sale of the Caval Tool Division of the Chromalloy Gas Turbine subsidiary in 2001, partially offset by a lower level of capital spending in 2002. Net cash from financing activities was $10.4 million in the first quarter of 2002, compared with $16.0 million in 2001.

Liquidity and Capital Resources (cont'd)
The $5.6 million decrease reflects the absence of borrowings under Sequa's revolving credit facility offset by a higher level of receivables sold.

     In the fourth quarter of 2001, adverse economic conditions precluded Sequa from being in compliance with certain financial covenants of the $75 million revolving credit agreement and the facility was not used during this period. In January 2002, Sequa cancelled the facility. Sequa is in discussions with a group of banks regarding a new credit facility.

     Sequa Receivables Corp. (SRC), a wholly owned special purpose corporation, has a Receivables Purchase Agreement extending through November 2003 under which it is able to sell up to $120 million of an undivided percentage ownership interest in Sequa's eligible trade receivables through a bank sponsored facility. Under the terms of the agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any distribution to Sequa. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," transactions under the Receivables Purchase Agreement qualify as a sale of receivables. Trade receivables included in the March 31, 2002 Consolidated Balance Sheet are net of receivables sold under the agreement of $75.0 million.

     At March 31, 2002, Sequa was contingently liable for $30.1 million of outstanding letters of credit and $17.8 million of surety bonds not reflected in the accompanying consolidated financial statements. In addition, Sequa has guaranteed a $6.9 million bank line of credit for its MJB joint venture. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to the outstanding letters of credit, surety bonds or the guarantee.

     Capital expenditures amounted to $14.9 million in the first quarter of 2002, with spending concentrated in the Aerospace segment. These funds were primarily used to upgrade existing facilities and equipment and to expand capacity. Sequa currently anticipates that capital spending in 2002 will be approximately $90 million and will be concentrated in the Aerospace and Propulsion segments.

Liquidity and Capital Resources (cont'd)

     Due to the present funded status of Sequa's qualified pension plans, management anticipates that 2002 pension contributions will be approximately $21.3 million and will be funded in the last three quarters.

     Management currently anticipates that cash flow from operations; the $40 million available at May 10, 2002 under the Receivables Purchase Agreement; the $136.1 million of cash and cash equivalents on hand at March 31, 2002; will be sufficient to fund Sequa's operations for the next year including the $62.8 million of interest payments due on the 9% and 8 7/8% Senior Notes, the $90 million of estimated capital expenditures and the $21.3 million of anticipated pension contributions. Sequa is in discussions with a group of banks regarding a new credit facility that will add to available funds.

Other Information

     On January 1, 2002, Sequa adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The statement changed the accounting for goodwill from an amortization method to an impairment only approach. Further information regarding the impact of this statement is contained in Note 8 to the Consolidated Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in Sequa's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the year ended December 31, 2001, which Item is incorporated herein by reference.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	10.34	First amendment to the Supplemental Executive Retirement Plan I approved by Sequa's Board of Directors on March 21, 2002 (filed herewith).

	10.35	First Amendment to the Supplemental Executive Retirement Plan II approved by Sequa's Board of Directors on March 21, 2002 (filed herewith).

(b)	Reports on Form 8-K

Registrant filed a Current Report on Form 8-K dated January 24, 2002 with respect to Registrant cancelling the remaining $75 million revolving credit facility ahead of its October 2002 expiration.

Registrant filed a Current Report on Form 8-K dated March 4, 2002 with respect to Registrant's press release concerning fourth quarter 2001 restructuring and related asset impairment provisions as well as environmental charges.

Registrant filed a Current Report on Form 8-K dated March 15, 2002 with respect to Registrant's release of certain supplementary information not filed but furnished pursuant to Regulation FD.

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

May 15, 2002