Form 10-Q
period 2002-06-30
SEQUA CORP /DE/
filed 2002-08-14
CIK 95301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	June 30, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from	to

Commission File Number	1-804

SEQUA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-1885030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Park Avenue, New York, New York 10166
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code.	(212)986-5500

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2002

Class A Common Stock, no par value	7,097,489
Class B Common Stock, no par value	3,329,772

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sequa Corporation and Subsidiaries
Consolidated Statement of Operations
(Amounts in thousands, except per share)
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2002	2001	2002	2001

Sales	$812,629	$878,727	$415,717	$448,608

Costs and expenses
Cost of sales	679,055	721,485	343,392	366,292
Selling, general and administrative	108,946	124,411	54,977	61,794
	788,001	845,896	398,369	428,086

Operating income	24,628	32,831	17,348	20,522

Other income (expense)
Interest expense	(31,917)	(31,270)	(15,963)	(16,668)
Interest income	1,726	2,745	847	1,530
Equity in (loss) income of unconsolidated joint ventures	(114)	3	476	917
Other, net	978	(3,191)	(124)	(4,714)

(Loss) income before income taxes	(4,699)	1,118	2,584	1,587

Income tax benefit (provision)	5,300	(700)	1,100	(900)
Tax settlement	-	36,000	-	36,000

Net income	601	36,418	3,684	36,687

Preferred dividends	(1,032)	(1,032)	(516)	(516)

Net (loss) income available to common stock	$ (431)	$ 35,386	$ 3,168	$ 36,171

Basic (loss) earnings per share	$ (0.04)	$ 3.41	$ .30	$ 3.49

Diluted (loss) earnings per share	$ (0.04)	$ 3.33	$ .30	$ 3.36

Dividends declared per share
Preferred	$ 2.50	$ 2.50	$ 1.25	$ 1.25

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands)

ASSETS

	(Unaudited)
	June 30,	December 31,
	2002	2001
Current assets
Cash and cash equivalents	$ 152,252	$ 127,103
Trade receivables (less allowances of $13,445 and $13,529)	204,718	217,064
Unbilled receivables (less allowances of $1,649 and $1,510)	34,800	34,379
Inventories	373,251	375,602
Deferred income taxes	55,987	55,704
Other current assets	34,242	34,098
Total current assets	855,250	843,950

Investments
Investments and other receivables	61,811	64,473
Assets of discontinued operations	135,993	138,090
	197,804	202,563

Property, plant and equipment, net	487,566	488,383

Other assets
Excess of cost over net assets of companies acquired	297,592	298,231
Deferred charges and other assets	43,647	42,754
	341,239	340,985

Total assets	$1,881,859	$1,875,881

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

	(Unaudited)
	June 30,	December 31,
	2002	2001
Current liabilities
Current maturities of long-term debt	$ 2,345	$ 2,659
Accounts payable	136,994	132,569
Taxes on income	20,477	18,079
Accrued expenses	184,525	195,887
Total current liabilities	344,341	349,194

Noncurrent liabilities
Long-term debt	706,227	707,986
Deferred income taxes	14,893	24,277
Other noncurrent liabilities	149,114	149,962
	870,234	882,225
Shareholders' equity
Preferred stock--$1 par value, 1,825,000 shares authorized, 797,000 shares of $5 cumulative convertible stock issued at June 30, 2002 and December 31, 2001 (involuntary liquidation value--$17,181 at June 30, 2002)	797	797
Class A common stock--no par value, 50,000,000 shares authorized, 7,295,000 shares issued at June 30, 2002 and 7,284,000 shares issued at December 31, 2001	7,295	7,284
Class B common stock--no par value, 10,000,000 shares authorized, 3,727,000 shares issued at June 30, 2002 and December 31, 2001	3,727	3,727
Capital in excess of par value	288,692	288,179
Retained earnings	492,208	492,640
Accumulated other comprehensive loss	(46,968)	(69,503)
	745,751	723,124
Less: Cost of treasury stock	78,467	78,662
Total shareholders' equity	667,284	644,462

Total liabilities and shareholders' equity	$1,881,859	$1,875,881

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Amounts in thousands)
(Unaudited)
For the Six Months
	Ended June 30,
	2002	2001
Cash flows from operating activities:
(Loss) income before income taxes	$ (4,699)	$ 1,118

Adjustments to reconcile (loss) income to net cash provided by operating activities:
Depreciation and amortization	41,357	47,283
Provision for losses on receivables	1,342	(457)
Equity in loss (income) of unconsolidated joint ventures	114	(3)
Gain on sale of business	(1,137)	(4,250)
Gain on sale of assets	(266)	(182)
Other items not (providing) requiring cash	(2,412)	3,068

Changes in operating assets and liabilities, net of businesses purchased and sold:
Receivables	(5,596)	31,623
Inventories	7,445	(27,501)
Other current assets	918	3,822
Accounts payable and accrued expenses	(13,831)	(21,320)
Other noncurrent liabilities	711	2,587

Net cash provided by continuing operations before income taxes	23,946	35,788
Net cash provided by (used for) discontinued operations before income taxes	454	(2,310)
Income taxes paid, net	(2,084)	(9,451)
Net cash provided by operating activities	22,316	24,027

Cash flows from investing activities:
Business sold	1,947	36,000
Business purchased, net of cash acquired	-	(2,092)
Purchase of property, plant and equipment	(32,744)	(43,598)
Sale of property, plant and equipment	3,139	294
Other investing activities	1,551	(2,218)
Net cash used for investing activities	(26,107)	(11,614)

Cash flows from financing activities:
Proceeds from sale of accounts receivable, net	24,000	(37,000)
Proceeds from debt	1,296	197,536
Payments of debt	(3,551)	(88,478)
Other financing activities	893	(945)
Net cash provided by financing activities	22,638	71,113

Effect of exchange rate changes on cash and cash equivalents	6,302	(6,815)

Net increase in cash and cash equivalents	25,149	76,711

Cash and cash equivalents at beginning of period	127,103	49,977

Cash and cash equivalents at end of period	$152,252	$126,688

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)
Note 1. Basis of presentation

     The consolidated financial statements of Sequa Corporation ("Sequa") include the accounts of all majority-owned subsidiaries. Investments in 20% to 50% owned joint ventures are accounted for under the equity method. All material accounts and transactions between the consolidated subsidiaries have been eliminated in consolidation. Certain amounts in the 2001 Consolidated Balance Sheet have been reclassified for comparative purposes.

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

     The consolidated financial statements included herein have been prepared by Sequa, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present Sequa's results for the interim periods presented. Such adjustments consisted of normal recurring items with the exception of the following in the second quarter of 2002: $857,000 of restructuring charges at a Chromalloy operation in Europe; $1,347,000 of gain on the sale of a former joint venture engaged in the marketing of electric propulsion subsystems for satellites; and $489,000 of gain related to the change in the fair market value of a gas swap. The first quarter of 2002 included $1,273,000 of restructuring charges incurred at Corporate and the MEGTEC Systems unit; $1,761,000 of gain related to the change in the fair market value of a gas swap; and $1,102,000 relating to the reversal of income tax reserves no longer required due to the completion of a tax audit at a foreign unit which was recorded as a reduction of the tax provision. The second quarter of 2001 included $36,000,000 of income representing the reversal of reserves no longer required due to a tax settlement; $3,168,000 of expense related to the change in the fair market value of a gas swap and related option; $470,000 of restructuring charges at Sequa Can Machinery and $243,000 of restructuring charges at the After Six unit. The first quarter of 2001 included $4,250,000 of gain on the sale of the Caval Tool Division of the Chromalloy Gas Turbine subsidiary and a $2,200,000 restructuring charge at Sequa Can Machinery.

Note 1. Basis of presentation (cont'd)

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although Sequa believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Sequa's latest Annual Report on Form 10-K.

     The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2. Restructuring Charges

     Due to the difficult economic climate prevailing in certain of its markets, Sequa has continued the strategic restructuring program initiated in 2001. For the six-month period of 2002, the Consolidated Statement of Operations includes restructuring charges of $2,130,000 representing involuntary termination benefits and voluntary early retirement benefits to be paid outside of Sequa's qualified pension plans covering a total of 41 employees.

Restructuring charges in the Consolidated Statement of Operations can be summarized by caption and by segment as follows:

	(Dollars in thousands) (Unaudited)
	For the Six Months Ended June 30,	For the Three Months Ended June 30,
	2002	2001	2002	2001
By caption:
Cost of Sales	$ 301	$ 243	$ 301	$ 243
Selling, general and administrative	1,829	2,670	556	470
Total	$2,130	$2,913	$ 857	$ 713

By segment:
Aerospace	$ 857	$ -	$ 857	$ -
Other Products
MEGTEC	448	-	-	-
Sequa Can Machinery	-	2,670	-	470
After Six	-	243	-	243
Corporate	825	-	-	-
Total	$2,130	$2,913	$ 857	$ 713

Note 2.   Restructuring Charges  (cont'd)

     The after-tax effect of the 2002 restructuring charges was to reduce basic earnings per share by $0.13 in the six-month period and by $0.05 in the second quarter. The after-tax effect of the 2001 restructuring charges was to reduce basic earnings per share by $0.18 in the six-month period and by $0.04 in the second quarter.

     Sequa's Consolidated Balance Sheet includes accruals relating to the restructuring program of $5,951,000 at June 30, 2002 and $11,340,000 at December 31, 2001. Activity affecting the accruals in the six-month period of 2002 is summarized as follows:

(Thousands of Dollars)
(Unaudited)

Balance at December 31, 2001	$11,340
Additional charges incurred	2,130
Cash payments of involuntary termination and voluntary early retirement benefits	(6,839)
Facility shutdown costs	(356)
Other activity and adjustments	(324) (a)
Balance at June 30, 2002	$ 5,951

(a) Primarily relates to a reversal of reserves no longer required due to the resolution of cost estimates associated with certain employee termination benefits.

Note 3.   Income Tax Benefit (Provision)

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the six-month periods of 2002 and 2001 were based upon estimated annual pre-tax earnings and include the effect of a provision for state income and franchise taxes. The 2002 period includes a $1,750,000 valuation allowance on the tax benefit associated with losses at a French subsidiary and the reversal of $1,102,000 of income tax reserves no longer required due to the completion of a tax audit at a foreign unit. The tax provisions for the second quarter periods of 2002 and 2001 represent the difference between the year-to-date tax provisions recorded as of June 30, 2002 and 2001 and the amounts reported for the first quarter periods of 2002 and 2001.

     In the second quarter of 2001, the Internal Revenue Service notified Sequa that a settlement agreement concerning the 1989 restructuring of two subsidiaries was approved. As a result of the settlement, $36,000,000, representing the reversal of reserves no longer required, was recorded as income through a reduction of the income tax provision. The impact of the settlement was to increase basic earnings per share by $3.47 in 2001.

Note 4. Comprehensive Income

     Comprehensive income includes net income and other comprehensive income (loss) items which are recorded within a separate component of equity in the balance sheet and are excluded from net income. Sequa's other comprehensive income (loss) items include foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on certain securities and unrealized gains and losses on cash flow hedges. Since undistributed earnings of Sequa's foreign subsidiaries are intended to be permanently reinvested, taxes have not been provided for foreign currency translation adjustments.

     Comprehensive income for the six and three month periods ended June 30, 2002 and 2001 is as follows:

	(Thousands of Dollars) (Unaudited)
For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2002	2001	2002	2001
Net income	$ 601	$36,418	$ 3,684	$ 36,687
Other comprehensive income (loss):
Foreign currency translation adjustments	23,059	(21,295)	29,102	(4,195)
Unrealized (loss) gain on marketable securities	(884)	202	-	240
Tax benefit (provision)on unrealized (loss) gain on marketable securities	310	(71)	-	(84)
Unrealized gain (loss) on cash flow hedges	77	(192)	148	(22)
Tax (provision) benefit on unrealized gain (loss) on cash flow hedges	(27)	67	(52)	7
Comprehensive income	$23,136	$15,129	$32,882	$ 32,633

Note 5. (Loss) Earnings Per Share

     Basic (loss) earnings per share for each of the periods have been computed by dividing the net (loss) earnings, after deducting dividends on cumulative convertible preferred stock, by the weighted average number of common shares outstanding during the period. As a result of increased common shares outstanding attributable to the exercise of stock options, quarterly earnings per share are not additive for 2002.

     Diluted (loss) earnings per share reflects the potential dilution that would have occurred if each share of the cumulative convertible preferred stock outstanding was converted into 1.322 shares of Class A common stock and the outstanding "in-the-money" options to purchase shares of Class A common stock were exercised. The conversion of preferred stock into 1.322 shares of Class A common stock was not included in the computation of diluted loss per common share in the 2002 periods because inclusion would have had an anti-dilutive effect.

Note 5. (Loss) Earnings Per Share (cont'd)
The computation of basic and diluted (loss) earnings per share is as follows:
	(Thousands of Dollars)
	(Unaudited)
For the			For the
Six Months			Three Months
Ended June 30,		Ended June 30,
2002	2001		2002 2001

Net income	$ 601	$ 36,418	$ 3,684	$36,687

Less: Preferred stock dividends	(1,032)	(1,032)	(516)	(516)

Net (loss) income available to common stock - basic	(431)	35,386	3,168	36,171

Convertible preferred stock dividend requirements	-	1,032	-	516

Net (loss) income available to common stock - diluted	$ (431)	$ 36,418	$ 3,168	$36,687

Weighted average number of common shares outstanding - basic	10,393	10,379	10,398	10,379

Conversion of convertible preferred stock	-	546	-	546

Exercise of stock options	2	2	3	2

Weighted average number of common shares outstanding - diluted	10,395	10,927	10,401	10,927

Basic (loss) earnings per share	$ (0.04)	$ 3.41	$ .30	$ 3.49

Diluted (loss) earnings per share	$ (0.04)	$ 3.33	$ .30	$ 3.36

Note 6. Trade Receivables, Net

     Sequa Receivables Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement extending through November 2003 under which it may sell up to $120,000,000 of an undivided percentage ownership interest in Sequa's eligible trade receivables through a bank-sponsored facility. Under the terms of the agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any distribution to Sequa. In accordance with SFAS No. 140, "Accounting for Transfers and

Note 6.   Trade Receivables, Net  (cont'd)

Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," transactions under the Receivables Purchase Agreement qualify as a sale of receivables. Trade receivables are net of $88,000,000 at June 30, 2002 and $64,000,000 at December 31, 2001 of receivables sold under the agreement. Other, net in the Consolidated Statement of Operations for the six months ended June 30, 2002 and 2001 includes $709,000 and $2,778,000, respectively, of discount expense related to the sale of receivables.  Discount expense recorded in the second quarter of 2002 and 2001 was $372,000 and $995,000, respectively.

Note 7. Inventories The inventory amounts at June 30, 2002 and December 31, 2001 were as follows:
		(Thousands of Dollars)
	(Unaudited)
	June 30, 2002	December 31, 2001
Finished goods	$133,154	$138,633
Work in process	103,937	99,097
Raw materials	143,217	144,800
Long-term contract costs	4,941	5,522
Customer deposits	(11,998)	(12,450)
	$373,251	$375,602

Note 8.   Discontinued Operations

     During 1991, Sequa adopted a formal plan to divest the investment portfolio of its leasing subsidiary, Sequa Capital Corporation ("Sequa Capital"), and to classify it as a discontinued operation. As of June 30, 2002, approximately $375,000,000 of Sequa Capital's investment portfolio had been sold, written down or otherwise disposed of. During the same period, Sequa repaid approximately $367,000,000 of Sequa Capital's debt. Sequa Capital's investment in leveraged leases will be liquidated over the next 13 years as rentals are received and residual values are realized. Debt of discontinued operations represents the accreted principal amount of the $25,000,000 in proceeds received from the non-recourse securitization of Sequa Capital's leveraged lease portfolio in 1994. The leveraged lease cash flow stream will service the payment of principal and interest until the loan is paid off.

     Assets of discontinued operations approximate fair value and have been classified as noncurrent. The amounts Sequa Capital will ultimately realize from the leveraged lease portfolio and other investments could differ materially from management's current best estimates. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the assets and liabilities of discontinued operations are separately presented in the Consolidated Balance Sheet with the liabilities

Note 8. Discontinued Operations (cont'd) being included in the caption entitled other noncurrent liabilities. The components of discontinued operations are as follows:

(Thousands of Dollars)
(Unaudited)
June 30, 2002		December 31, 2001
Investment in leveraged leases	$129,571	$131,768
Other assets	6,422	6,322
Total assets	$135,993	$138,090

Debt	$ 33,618	$ 36,085
Other liabilities	3,838	4,014
Total liabilities	$ 37,456	$ 40,099

Note 9.   Excess of Cost Over Net Assets of Companies Acquired

     On January 1, 2002, Sequa adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The statement changed the accounting for goodwill from an amortization method to an impairment only approach. Amortization of goodwill ceased effective January 1, 2002 and the adjusted comparative impact can be summarized as follows:

	(Thousands of Dollars) (Unaudited)
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2002	2001	2002	2001

Reported net income	$ 601	$36,418	$3,684	$36,687
Goodwill amortization included in:
Selling, general & administrative	-	6,501	-	3,297
Equity in loss of unconsolidated joint ventures	-	239	-	119
Tax benefit on deductible goodwill	-	(653)	-	(343)
Adjusted net income	$ 601	$42,505	$3,684	$39,760

Basic (loss) earnings per share:
Reported (loss) earnings per share	$ (0.04)	$ 3.41	$ .30	$ 3.49
Goodwill amortization	-	.59	-	.30
Adjusted (loss) earnings per share	$ (0.04)	$ 4.00	$ .30	$ 3.79

Note 9. Excess of Cost Over Net Assets of Companies Acquired (cont'd)

     The $639,000 decrease in excess of cost over net assets of companies acquired in the Consolidated Balance Sheet reflects the reclassification of certain patents and intellectual property to deferred charges and other assets in the amount of $2,533,000, partially offset by the effect of foreign currency translation adjustments.

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

     Sequa has completed the first step of the two-step procedure required under SFAS No. 142 to quantify the amount of goodwill impaired. Goodwill impairment is indicated at both the propulsion and automotive reporting units of Atlantic Research Corporation as well as the MEGTEC Systems and After Six units. The total amount of goodwill related to these units at June 30, 2002 was $158,130,000. Sequa is in the process of implementing the second step of SFAS No. 142 and expects that the quantification of the total amount of goodwill impaired will be completed in the third quarter. A significant impairment loss is expected, although not estimateable, and, in accordance with SFAS No. 142, will be recognized as the cumulative effect of a change in accounting principle and will be presented in the Consolidated Statement of Operations, net of related income tax effects, between the captions extraordinary items (if any) and net income (loss).

Note 10. Derivatives and Financial Instruments

     Derivatives and financial instruments are utilized to manage foreign exchange and natural gas price risks. Sequa has established a control environment which includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Sequa does not buy, hold or sell derivative financial instruments for trading purposes.

     Gains and losses on short-term forward foreign exchange contracts and derivatives thereof, used by Sequa to manage its exposure to exchange rate fluctuations on certain recognized assets and liabilities denominated in a currency other than the functional currency, are recorded as offsets to the losses and gains reported in earnings upon remeasurement of such assets or liabilities into the functional currency. Gains and losses on short-term forward foreign exchange contracts used to hedge the fair value of certain firm sales commitments with third parties are recognized in earnings, as are losses and gains on the related firm commitment.

Note 10.   Derivatives and Financial Instruments  (cont'd)

     Short-term forward foreign exchange contracts are used to hedge the cash flows of certain forecasted sales and intercompany firm sales commitments. Gains and losses on these contracts, representing the effective portion of the hedging activity are reported in Accumulated Other Comprehensive Income (Loss). These deferred gains and losses are recognized in operating income in the period in which the sale is recognized. Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Operations, and were not material in the six- and three-month periods of 2002 and 2001.

     Sequa had forward foreign exchange contracts, and derivatives thereof, outstanding with notional amounts of $65,587,000 and $37,612,000 at June 30, 2002 and December 31, 2001, respectively. The increase in the notional amounts of outstanding forward foreign exchange contracts, and derivatives thereof, is primarily due to the Specialty Chemicals operation maintaining a larger portion of its cash balances in Euros. Sequa has a natural gas swap outstanding with a notional amount of $5,712,000 and $9,139,000 at June 30, 2002 and December 31, 2001, respectively. Other, net in the Consolidated Statement of Operations for the six- and three-month periods of 2002 included $2,250,000 and $489,000, respectively, of gain related to the change in the fair market value of the gas swap. In 2001, Other, net for the six- and three month periods included a $3,168,000 loss related to the change in the fair market value of the gas swap.

Note 11. Summary Business Segment Data
Sequa's sales and operating income (loss) by business segment are as follows:

	(Thousands of Dollars) (Unaudited)
	Sales Year to Date		Operating Income (Loss) Year to Date
	2002	2001	2002	2001

Aerospace	$331,534	$385,970	$ 18,487	$32,045
Propulsion	139,692	142,668	2,588	(114)
Metal Coating	114,222	111,129	9,095	7,177
Specialty Chemicals	75,408	70,280	7,320	6,815
Other Products	151,773	168,680	196	(1,514)
Corporate	-	-	(13,058)	(11,578)
TOTAL	$812,629	$878,727	$24,628	$32,831

	(Thousands of Dollars) (Unaudited)
	Sales Second Quarter		Operating Income (Loss) Second Quarter
	2002	2001	2002	2001

Aerospace	$167,090	$194,295	$10,729	$17,126
Propulsion	72,860	73,622	2,782	407
Metal Coating	61,513	62,714	6,034	6,855
Specialty Chemicals	39,627	34,936	3,983	3,039
Other Products	74,627	83,041	512	(695)
Corporate	-	-	(6,692)	(6,210)
TOTAL	$415,717	$448,608	$17,348	$20,522

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Sales

     Overall sales declined 8% in the six months and 7% in the second quarter, driven primarily by a 14% decline in both periods at the large Aerospace segment and by declines at two smaller units of the Other Products segment: Sequa Can Machinery and MEGTEC Systems. These declines were tempered by advances in both periods in the Specialty Chemicals segment and in the six months in the Metal Coating segment. A detailed review of sales for each segment follows.

     Sales in the Aerospace segment declined 14% in both 2002 periods due primarily to the downturn in the commercial aviation market since the September 11, 2001 terrorist attacks. The six-month decline also reflects the absence of $3.1 million of sales from a unit divested on February 28, 2001, while the second quarter of 2002 benefitted from the favorable effect of translating foreign sales into U.S. dollars (approximately $1.7 million). Both periods benefitted from improved U.S. military sales. With the airline industry stalled and airlines experiencing lower passenger revenue miles, the near-term outlook for this unit's businesses remains uncertain. Consequently, management currently anticipates sales through the second half will be lower than the comparable periods of 2001.

     The Propulsion segment posted a 2% sales decline in the six months and 1% decline in the second quarter. Sales of automotive airbag inflators declined 3% in the six months and advanced 5% in the second quarter. In the year-to-date period, improved domestic inflator volumes were offset by a shift in mix to lower priced units. Comparison with the prior year was also affected by the fact that the 2001 six-month period included $1.6 million of energetic component sales to a former equity affiliate, BAG S.p.A. Since the acquisition of this unit in February 2001, these sales are eliminated in consolidation. In the second quarter, the increase in volume of domestic automotive inflator sales was more than sufficient to temper the sales mix shift to lower priced units. Sales of the Italian inflator unit were on par with both prior year periods. Sales of rocket motor propulsion systems were down 1% in the six months and 8% in the second quarter primarily due to a lower level of sales of solid rocket motors used by the military.

Sales of the Metal Coating segment increased 3% in the year-to-date period, but declined 2% in the second quarter. The inclusion of a former equity affiliate, Midwest Metal Coatings

Sales (cont'd)

(MMC), which was acquired in June 2001, increased sales by $3.2 million in the six-month period and $1.4 million in the second quarter of 2002. Sales for the six months also benefitted from small increases in both the building products and container markets. The second quarter sales decrease was primarily a reflection of lower sales to the container market, as a customer reopened an in-house coating facility which had been temporarily closed. Building product sales registered a small increase as sales added by MMC were tempered by the downturn in pre-engineered construction.

     Sales of the Specialty Chemicals segment advanced 7% in the six months and 13% in the three months. The advances were driven by three principal factors: the addition of a specialty chemicals marketing unit in June 2001; a strong increase in second-quarter sales of the detergent additive TAED; and the favorable effect of the weakening of the U.S. dollar on the translation of local currency results (approximately $0.3 million in the six months and $1.1 million in the second quarter). Sales of the specialty chemicals marketing units (excluding the contribution from the 2001 acquisition) were lower for the six months due to a recession-induced slowdown in demand, the weak Euro, and the loss of a major manufacturer previously represented by one of the units. In the second quarter, sales of these units began to improve largely due to increasing demand and a stronger Euro.

     Sales of the Other Products segment declined 10% in both the six- and three- months of 2002. At MEGTEC Systems sales declined 5% in the six months and 13% in the second quarter as a sharp sales decline was partially cushioned by the late-2001 acquisition of the roll handling business of Baldwin Technologies Inc., which added approximately $13.6 million and $7.4 million of graphic arts sales to the respective year-to-date and second quarter results. Without this acquisition, sales to the graphic arts market (the unit's largest product line) would have been down by approximately two thirds in both periods, due to very weak market conditions and the overall sales decline would have been 24% in the six months and 32% in the second quarter. In both periods declines in sales to the graphic arts and European emission control markets were partially tempered by advances in emission control and industrial products as well as engineering services in the Americas and Asia. Currently management anticipates that sales to the graphic arts market will continue to be significantly down at least through the end of 2002. Sales of the can machinery unit declined 31% in the six months and 28% in the second quarter. Declines for both periods were primarily due to lower sales of can-forming and

Sales (cont'd)

decorating equipment, and were largely influenced by the timing of the 2001 sales. Management currently anticipates sales comparisons for the second half of 2002 will improve. The Casco Products unit registered sales increases of 3% for the six months and 5% in the second quarter. The domestic operation was ahead 3% in the six months and down 1% in the second quarter, while the foreign units advanced in both periods, with local currency increases of 4% and 8% and reported U.S. dollar increases of 3% and 12% in the respective six- and three- month periods. Sales of the After Six formalwear unit declined 21% in the six months but advanced 3% in the second quarter. Year to date results reflect a continued sharp drop in demand.

Operating Income

     Overall operating income declined 25% in the six months and 15% in the second quarter of 2002, primarily due to sharp declines in the Aerospace segment and at the MEGTEC Systems unit of the Other Products segment. For the six months, the effect of these declines was tempered by improvements in the Propulsion, Metal Coating and Specialty Chemicals segments and the Sequa Can Machinery unit of the Other Products segment. For the second quarter, improvement in the Propulsion and Specialty Chemicals segment and the Sequa Can Machinery and After Six units of the Other Products segment cushioned the effect of declines at the Aerospace segment and MEGTEC Systems unit of the Other Products segment. Comparisons also benefitted from the absence of goodwill amortization. Goodwill amortization charges of $6.5 million in the six months and $3.3 million in the second quarter of 2001 were as follows:

	2001
Segment	Six Months	Second Quarter

Aerospace	$ 2,092	$ 1,044
Propulsion	2,798	1,403
Metal Coating	232	116
Specialty Chemicals	482	249
Other Products	898	485
	$ 6,501	$ 3,297

     Operating income in the Aerospace segment declined 42% in the six months and 37% in the second quarter of 2002. Profits at the Chromalloy Gas Turbine unit's repair and OEM facilities were severely affected in both periods by the impact on the worldwide

Operating Income (cont'd)

commercial airline market of the September 11 terrorist attacks. The restructuring actions of 2001 and other cost cutting measures instituted after September 11 have tempered the impact on profits of the sharp drop in sales and a margin reduction of three percentage points. The second quarter and six month results include increased inventory provisions, and a $0.9 million restructuring charge. Additional restructuring actions and charges are expected in the third quarter. Both periods benefitted from the absence in 2002 of charges for goodwill amortization. Management currently anticipates that earnings comparisons for the rest of 2002 will continue to be significantly below prior year levels.

     The Propulsion segment recorded a $2.6 million profit in the six months and a $2.8 million profit in the second quarter of 2002. A year ago this segment posted a $0.1 million loss in the six months and a $0.4 million profit in the second quarter. The improvements primarily reflect the absence of goodwill amortization charges in 2002 and improved operating profit in the propulsion systems product line.

     Operating income in the Metal Coating segment advanced 27% in the six months but declined 12% in the second quarter. For the six months the unit primarily benefitted from lower natural gas costs (approximately $1.4 million), higher sales and profitability improvements derived from both ongoing operational improvements and the 2001 restructuring program. In the second quarter lower sales and the absence of profits from a 2001 consulting contract were partially offset by lower natural gas costs (approximately $0.3 million).

     Operating income in the Specialty Chemicals segment increased 7% in the six months and 31% in the second quarter. The advances were primarily the result of improved performance at the detergent chemicals unit and the absence of goodwill amortization, partially tempered by lower profits at the specialty chemicals marketing units, which, while lower in the second quarter, began to improve. Improvements at the detergent chemicals unit derived from higher sales and enhanced operating efficiencies which were partially tempered by the effects of higher raw material costs.

     The Other Products segment reported operating income in both 2002 periods. In both prior year periods the segment posted losses. The MEGTEC unit reported losses in both 2002 periods, generating unfavorable swings of $3.9 million and $1.3 million in

Operating Income (cont'd)

the six- and three- month periods, respectively. The losses were primarily the result of sharp declines in the graphic arts market and new product start-up costs, mitigated by profits from the roll handling group and the absence of goodwill amortization. The six months of 2002 also included a $0.5 million restructuring charge. Management currently anticipates a weak second half, but significantly improved from the first half. The can machinery unit recorded a small profit for the six months and a small loss for the second quarter of 2002, generating $4.5 million and $1.1 million of favorable swings in operating results compared to the prior year periods. Both periods benefitted from the absence of restructuring charges ($2.7 million and $0.5 million in the 2001 six- and three- month periods, respectively); benefits from the 2001 restructuring program; improved absorption of factory overhead; and a better sales mix. At the Casco automotive products unit, profits increased 18% in the six months and 28% in the three months (off a low prior-year base) due to higher sales overall and improved operating efficiencies at the foreign units. The After Six unit registered significant improvements in both periods primarily due to an improved sales mix and lower costs derived from the 2001 restructuring actions.

Restructuring Charges

     Due to the difficult economic climate prevailing in certain of its markets, Sequa has continued the strategic restructuring program initiated in 2001. For the six-month period of 2002, the Consolidated Statement of Operations includes restructuring charges of $2.1 million representing involuntary termination benefits and voluntary early retirement benefits to be paid outside of Sequa's qualified pension plans covering a total of 41 employees.

Restructuring Charges (cont'd)
Restructuring charges in the Consolidated Statement of Operations can be summarized by caption and by segment as follows:

	(Dollars in thousands) (Unaudited)
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2002	2001	2002	2001
By caption:
Cost of Sales	$ 301	$ 243	$ 301	$ 243
Selling, general and administrative	1,829	2,670	556	470
Total	$2,130	$2,913	$ 857	$ 713

By segment:
Aerospace	$ 857	$ -	$ 857	$ -
Other Products
MEGTEC	448	-	-	-
Sequa Can Machinery	-	2,670	-	470
After Six	-	243	-	243
Corporate	825	-	-	-
Total	$2,130	$2,913	$ 857	$ 713

     The after-tax effect of the 2002 restructuring charges was to reduce basic earnings per share by $0.13 in the six-month period and by $0.05 in the second quarter. The after-tax effect of the 2001 restructuring charges was to reduce basic earnings per share by $0.18 in the six-month period and by $0.04 in the second quarter.

     Sequa's Consolidated Balance Sheet includes accruals relating to the restructuring program of $6.0 million at June 30, 2002 and $11.3 million at December 31, 2001. Activity affecting the accruals in the six-month period of 2002 is summarized as follows:

	(Thousands of Dollars) (Unaudited)

Balance at December 31, 2001	$11,340
Additional charges incurred	2,130
Cash payments of involuntary termination and voluntary early retirement benefits	(6,839)
Facility shutdown costs	(356)
Other activity and adjustments	(324)	(a)
Balance at June 30, 2002	$ 5,951

Interest Expense

     Interest expense increased $0.6 million for the six-month period due to a first quarter increase in average borrowings, as well as a higher first quarter average interest rate. The increased rate resulted from the repayment of lower-rate revolving credit debt using a portion of the proceeds of the $200 million 8 7/8% Senior Notes issued on April 2, 2001.

Interest expense decreased $0.7 million for the second quarter due to the redemption of $66.4 million of 10.1% medium-term notes that matured in mid-May 2001.

Interest Income

     Interest income decreased $1.0 million for the six-month period and $0.7 million in the second quarter of 2002 primarily due to lower interest rates and the absence of earnings on a portion of the $200 million 8 7/8% Senior Notes issued on April 2, 2001 that had been temporarily invested.

Equity in (Loss) Income of Unconsolidated Joint Ventures

     Sequa has investments in a number of unconsolidated joint ventures, which amounted to $44.7 million at June 30, 2002 and $46.4 million at December 31, 2001. The combination of income and losses of these joint ventures was $0.1 million of losses in the six-month period of 2002, nominal in the six-month period of 2001, $0.5 million of income in the second quarter of 2002 and $0.9 million of income in the second quarter of 2001. The largest of these joint ventures are discussed in the following paragraphs.

     Chromalloy is a partner in joint ventures aimed at strengthening its ties to certain original equipment manufacturers and airline customers as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements. Sequa's investment in Chromalloy's joint ventures was $42.9 million at June 30, 2002 and $44.5 million at December 31, 2001. At June 30, 2002, Sequa has guaranteed and/or issued letters of credit in the amount of $11.6 million concerning bank lines of credit for certain of these joint ventures.

Equity in (Loss) Income of Unconsolidated Joint Ventures (cont'd)

     Chromalloy has a 50% ownership interest in a component manufacturing operation that produces new replacement parts for jet engines as well as ownership interests in the entities discussed in the following paragraphs.

     Two 49%-owned joint ventures specialize in servicing industrial gas turbines. Turbine Airfoil Coating & Repair LLC (TACR) coats new parts and repairs components primarily for venture partner Siemens Westinghouse. Masaood John Brown Ltd (MJB), a partnership with Mohammed Bin Masaood & Sons, provides repair and maintenance services from a facility in the United Arab Emirates.

     Chromalloy has two 50/50 joint ventures with Rolls-Royce plc: Turbine Surface Technologies Ltd (TST), which will provide advanced coatings for Rolls-Royce turbine components; and Turbine Repair Technologies Ltd (TRT), which provides advanced component repair services for certain Rolls-Royce engines.

     Two other Chromalloy 50/50 joint venture partnerships are significant. Advanced Coatings Technologies (ACT), a joint venture with United Technologies Corporation, owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts. Pacific Gas Turbine Center, LLC (PGT), a partnership with the maintenance services subsidiary of SAir Group, overhauls and tests certain jet engines.

Other, Net

     In the six-month period of 2002, Other, net included $2.3 million of gain related to the change in the fair market value of a gas swap; $1.3 million of gain on the sale of a former joint venture engaged in the marketing of electric propulsion subsystems for satellites; $0.6 million of gain on the sale of stock received from the demutualization of an issuer of corporate-owned life insurance policies and pension annuities; $1.5 million of expense on the cash surrender value of corporate-owned life insurance; $0.7 million of discount expense on the sale of accounts receivable; and $0.7 million of charges for the amortization of capitalized debt costs.

     In the six-month period of 2001, Other, net included a $4.3 million gain on the sale of the Caval Tool Division of the Chromalloy Gas Turbine subsidiary; $3.2 million of expense on the fair market valuation of a gas swap and related option; $2.8 million of discount expense on the sale of accounts receivable; $0.8 million of expense on the cash surrender value of corporate-owned life insurance; and $0.7 million of charges for the amortization of capitalized debt costs.

Other, Net  (cont'd)

     In the second quarter of 2002, Other, net included $0.5 million of gain related to the change in the fair market value of a gas swap; $1.3 million of gain on the sale of a former joint venture engaged in the marketing of electric propulsion subsystems for satellites; $1.1 million of expense on the cash surrender value of corporate-owned life insurance; and $0.4 million of discount expense on the sale of accounts receivable.

     In the second quarter of 2001, Other, net included $3.2 million of expense on the fair market valuation of a gas swap and related option and $1.0 million of discount expense on the sale of accounts receivable.

Income Tax Benefit (Provision)

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the six-month periods of 2002 and 2001 were based upon estimated annual pre-tax earnings and include the effect of a provision for state income and franchise taxes. The 2002 period includes a $1.8 million valuation allowance on the tax benefit associated with losses at a French subsidiary and the reversal of $1.1 million of income tax reserves no longer required due to the completion of a tax audit at a foreign unit. The tax provisions for the second quarter periods of 2002 and 2001 represent the difference between the year-to-date tax provisions recorded as of June 30, 2002 and 2001 and the amounts reported for the first quarter periods of 2002 and 2001.

     In the second quarter of 2001, the Internal Revenue Service notified Sequa that a settlement agreement concerning the 1989 restructuring of two subsidiaries was approved. As a result of the settlement, $36.0 million representing the reversal of reserves no longer required, was recorded as income through a reduction of the income tax provision. The impact of the settlement was to increase basic earnings per share by $3.47 in 2001.

Risk/Concentration of Business

     On September 11, 2001, the United States was subject to terrorist attacks at the World Trade Center buildings in New York City and the Pentagon in Washington, D.C. These attacks had a severe impact on the airline industry, due to immediate airport closures and the longer term downturn in air travel. Chromalloy's volume of repair business is directly related to the number of hours

Risk/Concentration of Business  (cont'd)

jet engines are flown. The economic impact on Chromalloy from the repercussions of terrorist attacks has been partially offset by cost-cutting measures. At June 30, 2002, trade receivables due from major commercial airlines totaled approximately $39 million, and a continuation of depressed business conditions in the airline industry could adversely affect the ability of Chromalloy to realize some of these receivables.

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

     Precoat Metals markets its coating services to steel and aluminum producers and distributors, building products manufacturers, merchant can makers and manufacturers of other diverse products. The steel industry has experienced difficult economic pressures and Precoat Metals has worked to insulate its accounts receivable exposure. Furthermore, Precoat Metals primarily acts as a toll coater for its steel mill customers and therefore does not own significant stores of coil inventory to service this market.

     On March 6, 2002, National Steel filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. National Steel is Precoat Metals' largest customer, accounting for approximately $38 million or 33% of sales in the six-month period of 2002 (37% of 2001 annual sales). The pre-petition trade receivable balance with National Steel is not material to the operations of Precoat Metals, and management does not anticipate that its operations will be adversely impacted in the near term.

     Sequa is engaged in the automotive airbag inflator business through ARC. ARC's major customer for airbag inflators is Breed Technologies, Inc. (Breed) and its subsidiaries, which are supplied under long-term contracts. In 2002, Breed and its subsidiaries accounted for $41.9 million of ARC's sales in the six-month period and $22.4 million in the second quarter.

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

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At June 30, 2002, the potential exposure for such costs is estimated to range from $17 million to $30 million, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $25.3 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, remediation costs are estimated to be in the range of $8 million to $12 million for 2002 and $5 million to $9 million for 2003. In the six months of 2002, actual remediation expenditures were $5.5 million.

Backlog

     The businesses of Sequa for which backlogs are significant are the Turbine Airfoils, TurboCombustor Technology and Castings units of the Aerospace segment; the solid and liquid rocket motor operations of the Propulsion segment; and the Sequa Can Machinery, MEGTEC Systems and After Six units of the Other Products segment. The aggregate dollar amount of backlog in these units at June 30, 2002 was $211.9 million ($212.4 million at December 31, 2001). All units experienced a decline in backlog, with the exception of Sequa Can Machinery. Sales of the After Six unit are seasonal, with stronger sales in the first six months of the year; accordingly, this unit's backlog is normally higher at December 31 than at any other time of the year.

Liquidity and Capital Resources

     Net cash provided by operating activities was $22.3 million in the first half of 2002, compared with $24.0 million in 2001. Losses before income taxes were largely offset by a decrease in taxes paid primarily reflecting a Federal tax refund received in 2002. Cash used for investing activities was $26.1 million in the first half of 2002, compared with $11.6 million in 2001. The $14.5 million increased usage primarily relates to the proceeds on the sale of the Caval Tool Division of the Chromalloy Gas Turbine subsidiary in 2001, partially offset by a lower level of capital spending and an increase in proceeds from the sale of property in 2002. Net cash from financing activities was $22.6 million in the first half of 2002 compared with $71.1 million in 2001. The $48.5 million decrease reflects the $196.8 million net proceeds from the April 2001 debt offering and subsequent repayment in 2001 of amounts outstanding under Sequa's medium-term note issue, revolving credit and receivables purchase agreements, as well as an increase in receivables sold in 2002. Net cash provided by the effect of exchange rate changes was $6.3 million in the first half of 2002 compared with $6.8 million used in 2001. The $13.1 million increase primarily reflects the strengthening of the British pound and the Euro relative to the US dollar in 2002 from the 2001 year-end and the weakening of these same currencies relative to the US dollar in 2001 from the 2000 year-end.

     In January 2002, Sequa cancelled its $75 million revolving credit agreement. Adverse economic conditions precluded Sequa from being in compliance with certain financial covenants of the agreement in the fourth quarter of 2001, and the facility was not used during this period. Sequa is in discussions with a group of banks regarding a new credit facility although current liquidity levels are sufficient to mitigate the near term need for a facility.

     In the second quarter of 2002, Standard & Poor's, a major debt-rating agency, lowered its long-term corporate credit and senior unsecured debt ratings on Sequa to BB- from BB. Standard & Poor's cited reduced profitability stemming partly from the consequences of the September 11 events on the Chromalloy unit and the unfavorable impact of the soft economy on Sequa's remaining operations.

     Sequa Receivables Corp. (SRC), a wholly owned special purpose corporation, has a Receivables Purchase Agreement extending through November 2003 under which it may sell up to $120 million of an undivided percentage ownership interest in Sequa's eligible trade receivables through a bank-sponsored facility. Under the terms of the agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in

Liquidity and Capital Resources   (cont'd)

certain of SRC's assets, prior to any distribution to Sequa. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a

Replacement of FASB Statement No. 125," transactions under the Receivables Purchase Agreement qualify as a sale of receivables. Trade receivables included in the June 30, 2002 Consolidated Balance Sheet are net of $88.0 million of receivables sold under the agreement.

     At June 30, 2002, Sequa was contingently liable for $30.5 million of outstanding letters of credit and $17.8 million of surety bonds not reflected in the accompanying consolidated financial statements. In addition, Sequa has guaranteed a $7.1 million bank line of credit for the MJB joint venture. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to the outstanding letters of credit, the surety bonds or the guarantee.

     Capital expenditures amounted to $32.7 million in the six-month period of 2002 and $43.6 million in the six-month period of 2001, with 2002 spending concentrated in the Aerospace and Propulsion segments. These funds were primarily used to upgrade existing facilities and equipment and to expand airbag inflator capacity. Sequa currently anticipates that capital spending in 2002 will be approximately $85 million and will be concentrated in the Aerospace and Propulsion segments.

     Due to the present funded status of Sequa's qualified pension plans, management anticipates that 2002 pension contributions will be approximately $21.3 million of which $14.7 million will be funded in the last two quarters.

     Management currently anticipates that cash flow from operations; the $56 million available at August 9, 2002 under the Receivables Purchase Agreement; and the $119.8 million of cash and cash equivalents on hand at July 31, 2002; will be sufficient to fund Sequa's operations for the next year including the $62.8 million of interest payments due on the 9% and 8 7/8% Senior Notes, the $85 million of estimated capital expenditures and the $14.7 million of anticipated pension contributions. Sequa is in discussions with a group of banks regarding a new credit facility that would add to available funds.

Other Information

     On January 1, 2002, Sequa adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The statement changed the accounting for goodwill from an amortization method to an impairment only approach. Further information regarding the impact of this statement is contained in Note 9 to the Consolidated Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in Sequa's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the year ended December 31, 2001.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of Sequa Corporation was held on May 9, 2002, for the purpose of electing directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations.

     All of management's nominees for director, as listed in the proxy statement, were elected with the following vote:

Name of Nominee	Votes For	Votes Withheld
Norman E. Alexander	26,427,669	10,282,633
Leon Black	26,221,332	10,488,970
Alvin Dworman	26,444,041	10,266,261
David S. Gottesman	26,444,641	10,265,661
Stuart Z. Krinsly	26,426,248	10,284,054
Richard S. LeFrak	26,445,170	10,265,132
John J. Quicke	26,430,594	10,279,708
R. Scott Schafler	26,431,163	10,279,139
Michael I. Sovern	26,442,104	10,268,198
Fred R. Sullivan	26,440,923	10,269,379
Gerald Tsai, Jr.	26,441,669	10,268,633
Martin Weinstein	26,427,507	10,282,795

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Registrant filed a Current Report on Form 8-K dated April 18, 2002 with respect to Registrant's termination of the engagement of Arthur Andersen LLP as the Registrant's independent public accountants and the engagement of Ernst & Young LLP to serve as the Registrant's independent public accountants for the fiscal year 2002 (Items 4 and 7).

Registrant filed a Current Report on Form 8-K dated May 6, 2002 with respect to Registrant's press release concerning first quarter 2002 losses being smaller than previously expected (Items 5 and 7).

Registrant filed a Current Report on Form 8-K dated May 10, 2002 with respect to Registrant's press release concerning additional information provided at the Registrant's annual meeting on its first quarter 2002 results (Items 5 and 7).

           Pursuant to the requirements of the Securities

           Exchange Act of 1934, the Registrant has duly

           caused this report to be signed on its behalf

           by the undersigned thereunto duly authorized.

                      SEQUA CORPORATION

                      BY   /S/ HOWARD M. LEITNER
                           Howard M. Leitner
                           Senior Vice President, Finance
                           (Chief Financial Officer)

August 14, 2002