Form 10-Q
period 2002-09-30
SEQUA CORP /DE/
filed 2002-11-14
CIK 95301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2002

OR
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________ to__________

Commission File Number 1-804
SEQUA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-1885030 (IRS Employer Identification Number)

200 Park Avenue New York, New York (Address of principal executive offices)	10166 (Zip code)

(212) 986-5500
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2002

Class A Common Stock, no par value	7,102,539
Class B Common Stock, no par value	3,329,772

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sequa Corporation and Subsidiaries
Consolidated Statement of Operations
(Amounts in thousands, except per share)
(Unaudited)

	For the Nine Months Ended September 30,			For the Three Months Ended September 30,

		2002	2001		2002	2001

Sales		$1,235,622	$1,326,101		$422,993	$447,374

Costs and expenses
Cost of sales		1,027,566	1,093,218		348,511	371,733
Selling, general and administrative		166,659	184,527		57,713	60,116

		1,194,225	1,277,745		406,224	431,849

Operating income		41,397	48,356		16,769	15,525

Other income (expense)
Interest expense		(47,845)	(47,302)		(15,928)	(16,032)
Interest income		2,552	4,110		826	1,365
Equity in income (loss) of unconsolidated joint ventures		976	(973)		1,090	(976)
Other, net		328	(6,943)		(650)	(3,752)

(Loss) income before income taxes
and the effect of a change
in accounting principle		(2,592)	(2,752)		2,107	(3,870)

Income tax benefit		5,400	400		100	1,100
Tax settlement		-	36,000		-	-

Net income (loss) before the effect
of a change in accounting principle		2,808	33,648		2,207	(2,770)

Effect of a change in accounting principle,
net of income taxes		(114,764)	-		-	-

Net (loss) income		(111,956)	33,648		2,207	(2,770)

Preferred dividends		(1,548)	(1,548)		(516)	(516)

Net (loss) income available to common stock		$(113,504)	$32,100		$1,691	$(3,286)

Basic (loss) earnings per share
Income (loss) before the effect of a change in accounting principle	$	..12	$3.09	$	..16	$(.32)
Effect of a change in accounting principle		(11.03)	-		-	-

Total		$(10.91)	$3.09		$.16	$(.32)

Diluted (loss) earnings per share
Income (loss) before the effect of a change in accounting principle	$	..12	$3.08	$	..16	$(.32)
Effect of a change in accounting principle		(11.03)	-		-	-

Total		$(10.91)	$3.08		$.16	$(.32)

Dividends declared per share
Preferred		$3.75	$3.75		$1.25	$1.25

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands)

ASSETS

	(Unaudited)
	September 30,	December 31,
	2002	2001

Current assets
Cash and cash equivalents	$121,968	$127,103
Trade receivables (less allowances of $14,677 and $13,529)	212,736	217,064
Unbilled receivables (less allowances of $422 and $1,510)	33,700	34,379
Inventories	384,236	375,602
Deferred income taxes	55,811	55,704
Other current assets	38,343	34,098

Total current assets	846,794	843,950

Investments
Investments and other receivables	57,314	64,473
Assets of discontinued operations	134,672	138,090

	191,986	202,563

Property, plant and equipment, net	490,892	488,383

Other assets
Excess of cost over net assets of companies acquired	177,480	298,231
Deferred charges and other assets	43,721	42,754

	221,201	340,985

Total assets	$1,750,873	$1,875,881

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

	(Unaudited)
	September 30,	December 31,
	2002	2001

Current liabilities
Current maturities of long-term debt	$6,746	$2,659
Accounts payable	133,088	132,569
Taxes on income	19,227	18,079
Accrued expenses	199,756	195,887

Total current liabilities	358,817	349,194

Noncurrent liabilities
Long-term debt	706,334	707,986
Deferred income taxes	2,664	24,277
Other noncurrent liabilities	126,108	149,962

	835,106	882,225

Shareholders' equity
Preferred stock--$1 par value, 1,825,000 shares authorized, 797,000 shares of $5 cumulative convertible stock issued at September 30, 2002 and December 31, 2001 (involuntary liquidation value--$17,181 at September 30, 2002)	797	797
Class A common stock--no par value, 50,000,000 shares authorized, 7,321,000 shares issued at September 30, 2002 and 7,284,000 shares issued at December 31, 2001	7,321	7,284
Class B common stock--no par value, 10,000,000 shares authorized, 3,727,000 shares issued at September 30, 2002 and December 31, 2001	3,727	3,727
Capital in excess of par value	290,155	288,179
Retained earnings	379,135	492,640
Accumulated other comprehensive loss	(45,801)	(69,503)

	635,334	723,124
Less: Cost of treasury stock	78,384	78,662

Total shareholders' equity	556,950	644,462

Total liabilities and shareholders' equity	$1,750,873	$1,875,881

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Amounts in thousands)
(Unaudited)
	For the Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
(Loss) income before income taxes and the effect of a non-cash change in accounting principle	$(2,592)	$(2,752)

Adjustments to reconcile (loss) income to net cash provided by operating activities:
Depreciation and amortization	62,440	71,103
Provision for losses on receivables	2,268	3,755
Equity in (income) loss of unconsolidated joint ventures	(976)	973
Gain on sale of business	(1,111)	(4,250)
Gain on sale of assets	(342)	(127)
Other items not (providing) requiring cash	(2,862)	4,721

Changes in operating assets and liabilities, net of businesses purchased and sold:
Receivables	5,291	40,872
Inventories	5,709	(28,563)
Other current assets	(2,115)	2,695
Accounts payable and accrued expenses	(2,858)	(21,693)
Other noncurrent liabilities	(23,189)	3,285

Net cash provided by continuing operations before income taxes	39,663	70,019
Net cash provided by (used for) discontinued operations before income taxes	2,535	(1,601)
Income taxes paid, net	(7,050)	(16,638)

Net cash provided by operating activities	35,148	51,780

Cash flows from investing activities:
Businesses sold	1,947	32,063
Businesses purchased, net of cash acquired	(9,215)	(9,343)
Purchase of property, plant and equipment	(47,549)	(60,462)
Sale of property, plant and equipment	3,911	852
Other investing activities	(2,671)	(4,719)

Net cash used for investing activities	(53,577)	(41,609)

Cash flows from financing activities:
Proceeds from sale of accounts receivable, net	7,000	(25,000)
Proceeds from debt	2,087	198,916
Payments of debt	(4,389)	(89,986)
Other financing activities	719	(1,459)

Net cash provided by financing activities	5,417	82,471

Effect of exchange rate changes on cash and cash equivalents	7,877	(3,511)

Net (decrease) increase in cash and cash equivalents	(5,135)	89,131

Cash and cash equivalents at beginning of period	127,103	49,977

Cash and cash equivalents at end of period	$121,968	$139,108

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

     The consolidated financial statements included herein have been prepared by Sequa, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present Sequa's results for the interim periods presented. Such adjustments consisted of normal recurring items with the exception of the following: $2,656,000 of restructuring charges of which $876,000 was recorded in the third quarter; $3,091,000 of gain on the change in the fair market value of a gas swap of which $841,000 was recorded in the third quarter; $1,347,000 of gain on the sale of a former joint venture engaged in the marketing of electric propulsion subsystems for satellites recorded in the second quarter; $4,149,000 of tax benefit related to an increase in domestic net operating loss carryforwards due to the resolution of issues and the related completion of an Internal Revenue Service audit recorded in the third quarter; $1,102,000 relating to the reversal of income tax reserves no longer required due to the completion of a tax audit at a foreign unit recorded in the first quarter; and a $114,764,000 goodwill impairment charge recorded as the effect of a change in accounting principle. Results for 2001 included the following: $8,787,000 of restructuring charges of which $5,874,000 was recorded in the third quarter; $3,982,000 of loss on the change in the fair market value of a gas swap and related option of which $814,000 was recorded in the third quarter; $36,000,000 of income representing the reversal of income tax reserves no longer required due to a tax settlement recorded in the second quarter and a $4,250,000 gain on the sale of the Caval Tool Division of the Chromalloy Gas Turbine subsidiary recorded in the first quarter.

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

     The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2. Restructuring Charges

     Due to the difficult economic climate prevailing in certain of its markets, Sequa has continued the strategic restructuring program initiated in 2001. For the nine-month period of 2002, the Consolidated Statement of Operations includes restructuring charges of $2,656,000 representing $3,006,000 of involuntary termination benefits and voluntary early retirement benefits to be paid outside of Sequa's qualified pension plans, net of a $350,000 reversal of reserves no longer required due to the resolution of 2001 cost estimates associated with certain employee termination benefits. A total of 342 employees were terminated in 2002 as a result of the restructuring program.

     Restructuring charges in the Consolidated Statement of Operations can be summarized by caption and by segment as follows:
	(Thousands of Dollars)
	(Unaudited)
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001

By caption:
Cost of Sales	$617	$5,693	$316	$3,065
Selling, general and
administrative	2,039	3,094	560	2,809

Total	$2,656	$8,787	$876	$5,874

By segment:
Aerospace	$820	$3,801	$313	$3,801
Propulsion	-	74	-	74
Metal Coating	-	1,500	-	1,500
Specialty Chemicals	-	630	-	630
Other Products:
MEGTEC	1,011	-	563	-
Sequa Can Machinery	-	2,220	-	(450)	(a)
Casco Products	-	300	-	300
After Six	-	262	-	19
Corporate	825	-	-	-

Total	$2,656	$8,787	$876	$5,874

(a)   Reflects a reclassification of charges not considered to be restructuring in nature.

     The after-tax effect of the 2002 restructuring charges was to reduce basic earnings per share by $0.17 in the nine-month period and by $0.05 in the third quarter. The after-tax effect of the 2001 restructuring charges was to reduce basic earnings per share by $0.55 in the nine-month period and by $0.37 in the third quarter.

Note 2. Restructuring Charges (cont'd)

     Sequa's Consolidated Balance Sheet includes accruals relating to the restructuring program of $5,716,000 at September 30, 2002 and $11,340,000 at December 31, 2001. Activity affecting the accruals in the nine-month period of 2002 is summarized as follows:

(Thousands of Dollars) (Unaudited)

Balance at December 31, 2001	$11,340
Additional charges incurred	2,656
Cash payments of involuntary termination
and voluntary early retirement benefits	(7,840)
Facility shutdown costs	(421)
Other activity and adjustments	(19)

Balance at September 30, 2002	$5,716

Note 3. Income Tax Benefit (Provision)

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the nine-month periods of 2002 and 2001 were based upon estimated annual pre-tax losses and include the effect of a provision for state income and franchise taxes. The 2002 period includes a $1,750,000 valuation allowance on the tax benefit associated with losses at a French subsidiary; a $4,149,000 tax benefit related to an increase in domestic net operating loss carryforwards due to the resolution of issues and the related completion of an Internal Revenue Service (IRS) audit; and the reversal of $1,102,000 of income tax reserves no longer required due to the completion of a tax audit at a foreign unit. The tax provisions for the third quarter periods of 2002 and 2001 represent the difference between the year-to-date tax provisions recorded as of September 30, 2002 and 2001 and the amounts reported for the second quarter periods of 2002 and 2001.

     In the second quarter of 2001, the IRS notified Sequa that a settlement agreement concerning the 1989 restructuring of two subsidiaries was approved. As a result of the settlement, $36,000,000, representing the reversal of reserves no longer required, was recorded as income through a reduction of the income tax provision. The impact of the settlement was to increase basic earnings per share by $3.47 in 2001.

Note 4. Comprehensive (Loss) Income

     Comprehensive (loss) income includes net income and other comprehensive income (loss) items which are recorded within a separate component of equity in the balance sheet and are excluded from net income. Sequa's other comprehensive income (loss) items include foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on certain securities and unrealized gains and losses on cash flow hedges. Since undistributed earnings of Sequa's foreign subsidiaries are intended to be permanently reinvested, taxes have not been provided for foreign currency translation adjustments.

Note 4. Comprehensive (Loss) Income  (cont'd)

     Based on 2002 declines in the equity markets as well as lower expected returns on plan assets and interest rates utilized to value year-end pension liabilities, Sequa anticipates that a significant fourth quarter charge will be recorded through other comprehensive income to increase pension liabilities to required levels in the Consolidated Balance Sheet. The amount of the charge will depend on the year-end fair value of plan assets as well as on the expected returns and interest rates used to determine the present value of the accumulated benefit obligation.

     Comprehensive (loss) income for the nine and three month periods ended September 30, 2002 and 2001 is as follows:

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Net (loss) income	$(111,956)	$33,648	$2,207	$(2,770)
Other comprehensive income (loss):
Foreign currency translation
adjustments	23,985	(7,160)	926	14,135
Unrealized (loss) gain on
marketable securities	(884)	176	-	(26)
Tax benefit (provision) on
unrealized (loss) gain on
marketable securities	309	(62)	-	9
Unrealized gain on cash flow
hedges	449	11	372	203
Tax provision on unrealized gain
on cash flow hedges	(157)	(4)	(130)	(71)

Comprehensive (loss) income	$(88,254)	$26,609	$3,375	$11,480

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

     Diluted (loss) earnings per share reflects the potential dilution that would have occurred if each share of the cumulative convertible preferred stock outstanding was converted into 1.322 shares of Class A common stock and the outstanding "in-the-money" options to purchase shares of Class A common stock were exercised. The conversion of preferred stock into 1.322 shares of Class A common stock was not included in the computation of diluted loss per common share in the 2002 periods and the 2001 quarter because inclusion would have had an anti-dilutive effect.

Note 5. (Loss) Earnings Per Share (cont'd)

The computation of basic and diluted (loss) earnings per share is as follows:

	(Thousands of dollars, except per share)
	(Unaudited)
	For the		For the
	Nine Months		Three Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Net income (loss) before the effect of
a change in accounting principle	$2,808	$33,648	$2,207	$(2,770)

Effect of a change in accounting
principle, net of income taxes	(114,764)	-	-	-

Net (loss) income	(111,956)	33,648	2,207	(2,770)

Less: Preferred stock dividends	(1,548)	(1,548)	(516)	(516)

Net (loss) income available to
common stock -- basic	(113,504)	32,100	1,691	(3,286)

Convertible preferred stock
dividend requirements	-	1,548	-	-

Net (loss) income available to
common stock -- diluted	$(113,504)	$33,648	$1,691	$(3,286)

Weighted average number of common
shares outstanding -- basic	10,405	10,381	10,430	10,385

Conversion of convertible preferred stock	-	546	-	-

Exercise of stock options	3	2	3	2

Weighted average number of common
shares outstanding -- diluted	10,408	10,929	10,433	10,387

Basic (loss) earnings per share
Income (loss) before the effect of a
change in accounting principle	$.12	$3.09	$.16	$(.32)
Effect of a change in accounting
principle	(11.03)	-	-	-

Total	$(10.91)	$3.09	$.16	$(.32)

Diluted (loss) earnings per share
Income (loss) before the effect of a
change in accounting principle	$.12	$3.08	$.16	$(.32)
Effect of a change in accounting
principle	(11.03)	-	-	-

Total	$(10.91)	$3.08	$.16	$(.32)

Note 6. Trade Receivables, Net

     Sequa Receivables Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement extending through November 2003 under which it may sell up to $120,000,000 of an undivided percentage ownership interest in Sequa's eligible trade receivables through a bank-sponsored facility. Under the terms of the agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any distribution to Sequa. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," transactions under the Receivables Purchase Agreement qualify as a sale of receivables. Trade receivables are net of $71,000,000 at September 30, 2002 and $64,000,000 at December 31, 2001 of receivables sold under the agreement. Other, net in the Consolidated Statement of Operations for the nine months ended September 30, 2002 and 2001 includes $1,004,000 and $3,615,000, respectively, of discount expense related to the sale of receivables. Discount expense recorded in the third quarter of 2002 and 2001 was $295,000 and $837,000, respectively.

Note 7. Inventories

     The inventory amounts at September 30, 2002 and December 31, 2001 were as follows:

	(Thousands of Dollars)
	(Unaudited)
	September 30,	December 31,
	2002	2001

Finished goods	$133,661	$138,633
Work in process	114,358	99,097
Raw materials	148,173	144,800
Long-term contract costs	3,737	5,522
Customer deposits	(15,693)	(12,450)

	$384,236	$375,602

Note 8. Excess of Cost Over Net Assets of Companies Acquired

     On January 1, 2002, Sequa adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The statement changed the accounting for goodwill from an amortization method to an impairment only approach.

     SFAS No. 142 establishes specific guidelines for use in evaluating the impairment of goodwill. Under SFAS No. 142, goodwill is considered impaired and an impairment loss must be recognized if the implied fair value of a reporting unit's goodwill is less than its carrying amount. The implied fair value of goodwill is determined by subtracting the fair value of the recognized assets and liabilities of the reporting unit from the fair value of the reporting unit.

Note 8. Excess of Cost Over Net Assets of Companies Acquired (cont'd)

     Sequa has completed the transitional impairment review required under SFAS No. 142 and has recorded a non-cash charge of $114,764,000 (net of a related tax benefit on deductible goodwill of $7,966,000) as the effect of a change of accounting principle in the Consolidated Statement of Operations. The fair value of Sequa's reporting units were measured using an income approach based on a present value technique of estimated expected future cash flows. The transitional charge relates to the missile and space propulsion ($101,799,000) and automotive inflator ($3,128,000) reporting units of the Propulsion segment and the MEGTEC Systems ($9,036,000) and After Six ($801,000) reporting units of the Other Products segment. The effect of the change in accounting principle reduced basic earnings per share by $11.03 in the nine-month period of 2002.

     Amortization of goodwill ceased effective January 1, 2002 and the adjusted comparative impact can be summarized as follows:
	(Thousands of Dollars)
	(Unaudited)
	For the Nine		For the Three
	Months		Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Reported net income (loss) before the effect
of a change in accounting principle	$2,808	$33,648	$2,207	$(2,770)
Goodwill amortization included in:
Selling, general and administrative	-	9,683	-	3,182
Equity in loss of unconsolidated joint ventures	-	358	-	119
Tax benefit on deductible goodwill	-	(955)	-	(302)

Adjusted net income before the effect
of a change in accounting principle	$2,808	$42,734	$2,207	$229

Basic earnings (loss) per share:
Reported earnings (loss) per share
before the effect of a change in
accounting principle	$.12	$3.09	$.16	$(.32)
Goodwill amortization	-	.88	-	.29

Adjusted earnings (loss) per share
before the effect of a change in
accounting principle	$.12	$3.97	$.16	$(.03)

Note 8. Excess of Cost Over Net Assets of Companies Acquired (cont'd)

     The $120,751,000 decrease in excess of cost over net assets of companies acquired in the Consolidated Balance Sheet can be itemized as follows:

(Thousands
of Dollars)
(Unaudited)

Balance at December 31, 2001	$298,231
SFAS No. 142 gross transitional impairment charge	(122,730)
Reclassification of patents and intellectual property
to deferred charges and other assets	(2,549)
Acquisitions, primarily Aerospace, in 2002	3,103
Foreign currency translation adjustments	1,425

Balance at September 30, 2002	$177,480

Note 9. Derivatives and Financial Instruments

     Derivatives and financial instruments are utilized to manage foreign exchange and natural gas price risks. Sequa has established a control environment which assigns senior executives and, in certain instances, operational management responsibility for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Sequa does not buy, hold or sell derivative financial instruments for trading purposes.

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

     Forward foreign exchange contracts are used to hedge the cash flows of certain forecasted sales and intercompany firm sales commitments. Gains and losses on these contracts, representing the effective portion of the hedging activity are reported in Accumulated Other Comprehensive Income (Loss). These deferred gains and losses are recognized in operating income in the period in which the sale is recognized. Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Operations, and were not material in the nine- and three-month periods of 2002 and 2001.

     Sequa had forward foreign exchange contracts, and derivatives thereof, outstanding with notional amounts of $75,759,000 and $37,612,000 at September 30, 2002 and December 31, 2001, respectively. The increase in the notional amounts of outstanding forward foreign exchange contracts, and derivatives thereof, is primarily due to the Specialty Chemicals operation maintaining a larger portion of its cash balances in Euros. Sequa had a natural gas swap outstanding with a notional amount of $3,998,000 and $9,139,000 at September 30, 2002 and December 31, 2001, respectively. Other, net in the Consolidated Statement of Operations for the nine- and three-month periods of 2002 included $3,091,000 and $841,000, respectively, of gain related to the change in the fair market value of the gas swap. In October 2002, Sequa settled the remaining monthly periods outstanding under the gas swap for a nominal gain. In 2001, Other, net for the nine- and three- month periods included $3,982,000 and $814,000, respectively, of loss related to the change in the fair market value of the gas swap and a related option.

Note 10. Summary Business Segment Data

     Sequa's sales and operating income (loss) by business segment are as follows:

	(Thousands of Dollars)
	(Unaudited)
			Operating Income
	Sales		(Loss)
	Year to Date		Year to Date

	2002	2001	2002	2001

Aerospace	$498,752	$577,057	$29,265	$47,232
Propulsion	219,416	214,355	4,343	(3,335)
Metal Coating	176,953	175,946	16,081	12,546
Specialty Chemicals	116,235	106,582	12,248	9,871
Other Products	224,266	252,161	(285)	(1,059)
Corporate	-	-	(20,255)	(16,899)

TOTAL	$1,235,622	$1,326,101	$41,397	$48,356

	(Thousands of Dollars)
	(Unaudited)
			Operating Income
	Sales		(Loss)
	Third Quarter		Third Quarter

	2002	2001	2002	2001

Aerospace	$167,218	$191,087	$10,778	$15,188
Propulsion	79,724	71,687	1,756	(3,222)
Metal Coating	62,731	64,817	6,986	5,369
Specialty Chemicals	40,827	36,302	4,928	3,056
Other Products	72,493	83,481	(479)	455
Corporate	-	-	(7,200)	(5,321)

TOTAL	$422,993	$447,374	$16,769	$15,525

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Sales

     Overall sales declined 7% in the nine months and 5% in the third quarter, driven primarily by sharp declines at the large Aerospace segment and declines at smaller units of the Other Products segment: MEGTEC Systems and After Six and for the nine months, at the Sequa Can Machinery unit. The effect of these declines was tempered by advances in both periods in the Propulsion and Specialty Chemicals segments and the Casco Products unit of the Other Products segment. A detailed review of sales for each segment follows:

     Sales of the Aerospace segment declined 14% in the nine-month period and 12% in the third quarter, primarily as a result of the continuing downturn in the commercial aviation market. Both periods benefitted from higher sales to the US military (approximately 20%) as a result of increased defense spending as well as from the favorable effect of translating foreign sales into U.S. dollars (approximately $3.5 million in the nine months and $2.5 million in the third quarter). The nine-month decline also reflects the absence of $3.1 million of sales from a unit divested in February 2001. Persistent poor conditions in the airline industry continue to cloud the near-term outlook for this unit's businesses which serve both the commercial jet engine component repair market and the original equipment market. Management expects that sales for fourth quarter 2002 will be lower than for the comparable period of 2001. Given the outlook for this industry, a recovery to more normal sales levels is not anticipated in the near future.

     Sales of the Propulsion segment increased 2% in the nine months and 11% in the third quarter. Sales of automotive airbag inflators advanced 5% in the nine months and 22% in the third quarter as higher volumes more than offset a shift in mix to lower priced units in both periods. The year-to-date comparison reflects the fact that sales for the 2001 nine-month period included $1.6 million from the sale of energetic components to BAG S.p.A., a former equity affiliate in Italy. Since February 2001, when this unit became wholly owned, these sales are eliminated in consolidation. Reported sales benefitted from translation of foreign sales into U.S. dollars, which increased the nine- and three- month periods by $1.2 million and $0.9 million, respectively. Sales of rocket motor propulsion systems were on a par for the nine months and ahead 2% for the third quarter. Higher sales of liquid rocket motors for commercial space applications and the benefit of a $4.0 million technology transfer license payment were offset in both periods by lower sales of solid rocket motors for military use and by the absence of contributions from an advanced materials product line divested in May 2002.

     Sales of the Metal Coating segment were ahead 1% for the nine months and down 3% for the third quarter. For the nine months, higher sales to the container and building products markets more than offset a decline in sales to the manufactured products market and the absence of revenue from a 2001 consulting contract. Building products sales benefitted from the inclusion of $3.2 million of additional sales of Midwest Metal Coatings (MMC), which was acquired in June 2001. The advance belies the poor conditions in the pre-engineered sector of the commercial construction market as well as sales lost since a customer restarted an in house coating line. Sales to the container market moved higher in the third quarter in response to increased demand from the beverage industry, although the benefit was masked by the downturn in the larger building products portion of the unit's business base. Management expects the building products market to remain soft in the fourth quarter of 2002.

Sales  (cont'd)

     Sales of the Specialty Chemicals segment advanced 9% for the nine months and 12% for the third quarter. The nine-month period benefitted from the June 2001 acquisition of a specialty chemicals marketing unit. Both periods benefitted from stronger sales of the detergent additive TAED and the favorable effect of the weakening of the US dollar on the translation of local currency sales (approximately $3.2 million in the nine months and $2.9 million for the quarter). Sales of the specialty chemicals marketing units (excluding sales added by the 2001 acquisition) were lower for both periods, primarily due to the loss of a major manufacturer previously represented by one of the units.

     Sales of the Other Products segment declined 11% in the nine months and 13% in the three months. At MEGTEC Systems, sales declined 13% in the year-to-date period and 25% in the third quarter. The declines, which reflect extremely weak conditions in MEGTEC's largest market, graphic arts, were buffered by the inclusion of the roll handling business of Baldwin Technologies Inc. This unit added sales of $16.1 million in the nine months and $4.1 million in the third quarter. Without this acquisition, equipment sales to the global graphic arts market would have declined more than 40% in both periods, and overall sales would have been down by 26% in the nine months and 34% in the third quarter. MEGTEC generated improved sales for the nine months in industrial products and aftermarket spares and service, which more than offset modest declines in emission control products. Equipment sales of all three major product lines registered sharp declines in the third quarter, a combination of weak market conditions and a difficult comparison with an unusually strong 2001 period, but aftermarket spares and service registered strong advances. Sales of the Can Machinery unit declined 23% in the nine months and were on par for the third quarter. The decline in the year-to-date period was due to lower shipments of canforming and decorating equipment and was influenced by the timing of 2001 sales. For the three-month period, improvements in sales of the can-decorating product line offset lower sales of specialty can systems. Based on the unit's current backlog, management expects that sales in the upcoming quarters will compare favorably to the previous year's comparable periods. Casco Products registered advances in both periods with sales up 5% in the year-to-date period and 10% in the quarter. The domestic operation was ahead 3% in both periods, and the foreign units advanced in both periods. Local currency sales rose 6% in the nine months and 9% in the third quarter, and reported US dollar sales of foreign operations were 8% higher for the nine months and 18% for the quarter. Sales of the After Six formalwear unit declined 20% in the nine months and 17% in the third quarter, reflecting a sharp drop in demand.

Operating Income

     Overall operating income declined 14% in the nine months and increased 8% in the third quarter. Comparisons with prior year periods were significantly affected by reduced restructuring charges and the absence of goodwill amortization charges in 2002. The following tables present amounts of these charges in each affected period and pro forma operating results, which exclude restructuring charges for all periods and goodwill amortization from both periods of 2001.

Operating Income  (cont'd)

Restructuring Charges and Goodwill Amortization
(Amounts in thousands)

For the Nine Months Ended September 30,

	2002	2001	2001
	Restructuring	Restructuring	Goodwill
	Charges	Charges	Amortization

Aerospace	$820	$3,801	$3,137
Propulsion	-	74	4,195
Metal Coating	-	1,500	348
Specialty Chemicals	-	630	775
Other Products	1,011	2,782	1,228
Corporate	825	-	-

Total	$2,656	$8,787	$9,683

Restructuring Charges and Goodwill Amortization
(Amounts in thousands)

For the Three Months Ended September 30,

	2002	2001	2001
	Restructuring	Restructuring	Goodwill
	Charges	Charges	Amortization

Aerospace	$313	$3,801	$1,045
Propulsion	-	74	1,397
Metal Coating	-	1,500	116
Specialty Chemicals	-	630	294
Other Products	563	(131)	330
Corporate	-	-	-

Total	$876	$5,874	$3,182

Proforma Operating Income (Loss)
(Excluding Restructuring Charges and Goodwill Amortization)
(Amounts in thousands)

	Nine Months Ended			Three Months Ended
	September 30,			September 30,
	2002	2001		2002	2001

Aerospace	$30,085	$54,170	Aerospace	$11,091	$20,034
Propulsion	4,343	934	Propulsion	1,756	(1,751)
Metal Coating	16,081	14,394	Metal Coating	6,986	6,985
Specialty Chemicals	12,248	11,276	Specialty Chemicals	4,928	3,980
Other Products	726	2,951	Other Products	84	654
Corporate	(19,430)	(16,899)	Corporate	(7,200)	(5,321)

Total	$44,053	$66,826	Total	$17,645	$24,581

Operating Income  (cont'd)

     In order to present a clearer view of operating results on an ongoing basis, the following discussion of pro forma operating income excludes the restructuring charges and goodwill amortization.

     Overall pro forma operating income declined 34% in the nine months and 28% in the third quarter. For the nine months, the impact of sharp declines at the large Aerospace segment (Chromalloy Gas Turbine) and at the MEGTEC Systems unit of the Other Products segment, as well as higher corporate expenses was tempered by improvements at all the other operating units. Pro forma results for the third quarter reflect a similar pattern, with the exception of the Metal Coating segment, which was unchanged from the prior year.

     In the Aerospace segment, pro forma operating income declined 44% in the nine months and 45% in the third quarter of 2002. Profits of the Chromalloy Gas Turbine unit's repair and OEM operations continue to be adversely affected by the downturn in the worldwide commercial aviation market since the September 11, 2001 terrorist attacks. Despite restructuring actions and other cost-cutting measures that were initiated immediately after September 11 and in 2002, continuing intense pressure on the commercial airline industry has been reflected in the profits of this unit. Both the nine- and three- month periods of 2002 also include increased inventory provisions. Management currently anticipates that earnings comparisons for the rest of 2002 will continue to be significantly below prior year levels.

     The Propulsion segment achieved improved pro forma operating results in both 2002 periods with advances in both the propulsion systems and automotive airbag inflator product lines. Propulsion systems advanced as profits from a technology transfer license more than offset a loss contract provision on a contract awarded in the third quarter of 2002 as well as other long-term contract adjustments. Losses in the automotive airbag inflator product line declined in both periods, with the third quarter loss halved. The year-to-date improvement was primarily due to lower research and administrative costs, while the third quarter primarily benefitted from the strong sales increase.

     Pro forma operating income in the Metal Coating segment increased 12% in the nine months of 2002 and was on a par with the prior year in the third quarter. In the nine months, the unit benefitted from lower natural gas prices (approximately $1.1 million), higher sales, and improved profitability derived from ongoing Six Sigma initiatives and the 2001 restructuring program. These benefits were tempered by the absence of profits from a 2001 consulting project. Pro forma operating profit for the third quarter of 2002 was on a par with the prior year, as the absence of profits from the 2001 consulting project largely offset benefits of Six Sigma programs and the 2001 restructuring activities.

     The Specialty Chemicals segment posted improved pro forma operating income with advances of 9% in the nine months and 24% in the third quarter. Both periods benefitted from higher sales and improved operating efficiencies generated from Six Sigma initiatives at the detergent chemicals operation and the favorable effect of translating profits into U.S. dollars (approximately $0.3 million in both periods).

Operating Income  (cont'd)

     The Other Products segment posted lower results in both 2002 periods, driven by sharp declines at the MEGTEC Systems unit, which posted losses in both periods. The unfavorable swing in MEGTEC's results amounted to $7.0 million for the nine months and $3.5 million for the third quarter of 2002. The performance primarily reflects the sharp decline in the graphic arts market, slightly mitigated by the inclusion of profits from the roll-handling business acquired in September 2001. Management currently expects the weak business conditions in the global graphic arts market to continue and will be taking additional restructuring actions in the fourth quarter and in 2003. The can machinery unit posted significantly smaller losses for both the nine-months and the third quarter, the result of improved absorption due to a strong backlog; the benefits of the 2001 restructuring program and related asset writedowns; and an improved sales mix. Based on current backlog, management anticipates that this unit will return to profitability in the fourth quarter. At the Casco Products automotive unit, pro forma results increased 49% in the nine months and moved from breakeven to a profit in the third quarter of 2002. The improved performance is due to higher sales and improved operating efficiencies primarily derived from 2001 restructuring actions at the foreign units. The After Six unit registered pro forma improvements in both periods, significantly improving pro forma operating profit in the nine months (from a low base), and narrowing its loss in the third quarter. The improvements reflect improved operating efficiencies achieved through the 2001 restructuring plan. In order to further improve profitability, management has taken further restructuring actions early in the fourth quarter of 2002. Restructuring and related asset impairment charges of approximately $0.5 million will be recorded in the fourth quarter.

     Pro forma corporate expenses rose $2.5 million and $1.9 million in the nine- and three- month periods, respectively. The increase is primarily due to increased pension and insurance costs ($1.6 million in the nine months and $0.5 million in the third quarter) and the reversal of legal reserves ($0.7 million) no longer required impacting both 2001 periods.

Interest Expense

     Interest expense increased $0.5 million for the nine-month period due to a first quarter increase in average borrowings, as well as a higher first quarter average interest rate. The increased rate resulted from the repayment of lower-rate revolving credit debt using a portion of the proceeds of the $200 million 8 7/8% Senior Notes issued on April 2, 2001.

     Interest expense in the third quarter was on par with the prior year period.

Interest Income

     Interest income decreased $1.6 million for the nine-month period and $0.5 million in the third quarter of 2002 primarily due to lower interest rates and the absence of earnings on a portion of the proceeds of the $200 million 8 7/8% Senior Notes issued on April 2, 2001 that had been temporarily invested.

Equity in Income (Loss) of Unconsolidated Joint Ventures

     Sequa has investments in a number of unconsolidated joint ventures, which amounted to $41.0 million at September 30, 2002 and $46.4 million at December 31, 2001. The combination of income and losses of these joint ventures was $1.0 million of income in the nine-month period of 2002, $1.0 million of losses in the nine-month period of 2001, $1.1 million of income in the third quarter of 2002 and $1.0 million of losses in the third quarter of 2001. The largest of these joint ventures are discussed in the following paragraphs.

     Chromalloy is a partner in joint ventures aimed at strengthening its ties to certain original equipment manufacturers and airline customers as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements. Sequa's investment in Chromalloy's joint ventures was $39.3 million at September 30, 2002 and $44.5 million at December 31, 2001. On September 30, 2002, Chromalloy acquired the remaining 50% ownership interest in Pacific Gas Turbine, LLC (PGT) which overhauls and tests certain jet engines. The acquired assets and liabilities of PGT have been consolidated with those of Sequa as of the acquisition date.

     Chromalloy has a 50% ownership interest in a component manufacturing operation that produces new replacement parts for jet engines as well as ownership interests in the entities discussed in the following paragraphs.

     Two 49%-owned joint ventures specialize in servicing industrial gas turbines. Turbine Airfoil Coating & Repair LLC (TACR) coats new parts and repairs components primarily for venture partner Siemens Westinghouse. Masaood John Brown Ltd (MJB), a partnership with Mohammed Bin Masaood & Sons, provides repair and maintenance services from a facility in the United Arab Emirates. At September 30, 2002, Sequa has guaranteed a $7.1 million bank line of credit for the MJB joint venture.

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

Other, net

     In the nine-month period of 2002, Other, net included $3.1 million of gain related to the change in the fair market value of a gas swap; $1.3 million of gain on the sale of a former joint venture engaged in the marketing of electric propulsion subsystems for satellites; $0.6 million of gain on the sale of stock received from the demutualization of an issuer of corporate-owned life insurance policies and pension annuities; $2.3 million of expense on the cash surrender value of corporate-owned life insurance; $1.0 million of discount expense on the sale of accounts receivable; and $1.1 million of charges for the amortization of capitalized debt costs.

Other, net  (cont'd)

     In the nine-month period of 2001, Other, net included a $4.3 million gain on the sale of the Caval Tool Division of the Chromalloy Gas Turbine subsidiary; $4.0 million of loss on the fair market valuation of a gas swap and related option; $3.6 million of discount expense on the sale of accounts receivable; $2.1 million of expense on the cash surrender value of corporate-owned life insurance; and $1.1 million of charges for the amortization of capitalized debt costs.

     In the third quarter of 2002, Other, net included $0.8 million of gain related to the change in the fair market value of a gas swap; $0.8 million of expense on the cash surrender value of corporate-owned life insurance; $0.3 million of discount expense on the sale of accounts receivable; and $0.4 million of charges for the amortization of capitalized debt costs.

     In the third quarter of 2001, Other, net included $0.8 million of loss on the fair market valuation of a gas swap and related option; $1.3 million of expense on the cash surrender value of corporate-owned life insurance; $0.8 million of discount expense on the sale of accounts receivable; and $0.4 million of charges for the amortization of capitalized debt costs.

Income Tax Benefit (Provision)

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the nine-month periods of 2002 and 2001 were based upon estimated annual pre-tax losses and include the effect of a provision for state income and franchise taxes. The 2002 period includes a $1.8 million valuation allowance on the tax benefit associated with losses at a French subsidiary; a $4.1 million tax benefit related to an increase in domestic net operating loss carryforwards due to the resolution of issues and the related completion of an Internal Revenue Service (IRS) audit; and the reversal of $1.1 million of income tax reserves no longer required due to the completion of a tax audit at a foreign unit. The tax provisions for the third quarter periods of 2002 and 2001 represent the difference between the year-to-date tax provisions recorded as of September 30, 2002 and 2001 and the amounts reported for the second quarter periods of 2002 and 2001.

     In the second quarter of 2001, the IRS notified Sequa that a settlement agreement concerning the 1989 restructuring of two subsidiaries was approved. As a result of the settlement, $36.0 million representing the reversal of reserves no longer required, was recorded as income through a reduction of the income tax provision. The impact of the settlement was to increase basic earnings per share by $3.47 in 2001.

Effect of a Change in Accounting Principle

     On January 1, 2002, Sequa adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The statement changed the accounting for goodwill from an amortization method to an impairment only approach.

Effect of a Change in Accounting Principle  (cont'd)

     Sequa has completed the transitional impairment review required under SFAS No. 142 and has recorded a non-cash charge of $114.8 million (net of a related tax benefit on deductible goodwill of $8.0 million) as the effect of a change of accounting principle in the Consolidated Statement of Operations. The fair value of Sequa's reporting units were measured using an income approach based on a present value technique of estimated expected future cash flows. The transitional charge relates to the missile and space propulsion ($101.8 million) and automotive inflator ($3.1 million) reporting units of the Propulsion segment and the MEGTEC Systems ($9.1 million) and After Six ($0.8 million) reporting units of the Other Products segment. The effect of the change in accounting principle reduced basic earnings per share by $11.03 in the nine-month period of 2002. Further information regarding the impact of this statement is contained in Note 8 to the Consolidated Financial Statements.

Risk/Concentration of Business

     On September 11, 2001, the United States was subject to terrorist attacks at the World Trade Center buildings in New York City and the Pentagon in Washington, D.C. These attacks had a severe impact on the airline industry, due to immediate airport closures and the longer term downturn in air travel. Chromalloy's volume of repair business is directly related to the number of hours jet engines are flown. The economic impact on Chromalloy from the repercussions of terrorist attacks has been partially offset by cost-cutting measures. At September 30, 2002, trade receivables due from major commercial airlines totaled approximately $37 million, and a continuation of depressed business conditions in the airline industry could adversely affect the ability of Chromalloy to realize some of these receivables.

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

     On March 6, 2002, National Steel filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. National Steel is Precoat Metals' largest customer, accounting for approximately $58 million or 33% of sales in the nine-month period of 2002 (37% of 2001 annual sales). The pre-petition trade receivable balance with National Steel is not material to the operations of Precoat Metals, and management does not anticipate that its operations will be adversely impacted in the near term.

Risk/Concentration of Business  (cont'd)

     Sequa is engaged in the automotive airbag inflator business through ARC. ARC's major customer for airbag inflators is Breed Technologies, Inc. (Breed) and its subsidiaries, which are supplied under long-term contracts. In 2002, Breed and its subsidiaries accounted for $59.1 million of ARC's sales in the nine month period and $17.3 million in the third quarter. In 2001, Breed and its subsidiaries accounted for $73.4 million of ARC's sales in the nine month period and $20.6 million in the third quarter.

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

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At September 30, 2002, the potential exposure for such costs is estimated to range from $16 million to $29 million, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $24.2 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, remediation costs are estimated to be in the range of $8 million to $10 million for 2002 and $5 million to $9 million for 2003. In the nine months of 2002, actual remediation expenditures were $6.6 million.

Backlog

     The businesses of Sequa for which backlogs are significant are the Turbine Airfoils, TurboCombustor Technology and Castings units of the Aerospace segment; the solid and liquid rocket motor operations of the Propulsion segment; and the Sequa Can Machinery, MEGTEC Systems and After Six units of the Other Products segment. The aggregate dollar amount of backlog in these units at September 30, 2002 was $248.4 million ($212.4 million at December 31, 2001). Increases in backlog in the Propulsion segment and the Sequa Can Machinery and After Six units were partially offset by decreases in backlog in the Aerospace segment and the MEGTEC Systems unit. Sales of the After Six units are seasonal, with stronger sales in the first six months of the year; accordingly, this unit's backlog is normally higher at December 31 than at any other time of the year.

Liquidity and Capital Resources

     Net cash provided by operating activities was $35.1 million in the nine-month period of 2002, compared with $51.8 million in 2001. Lower operating income levels and increased working capital requirements primarily related to pension contributions were partially offset by a decrease in taxes paid which included a Federal tax refund received in 2002. Cash used for investing activities was $53.6 million in the nine-month period of 2002, compared with $41.6 million in 2001. The $12.0 million increased usage primarily relates to the proceeds on the sale of the Caval Tool Division of the Chromalloy Gas Turbine subsidiary in 2001, partially offset by a lower level of capital spending and an increase in proceeds from the sale of property in 2002. Net cash from financing activities was $5.4 million in the nine-month period of 2002 compared with $82.5 million in 2001. The $77.1 million decrease reflects the $196.8 million net proceeds from the April 2001 debt offering and subsequent repayment in 2001 of amounts outstanding under Sequa's medium-term note issue, revolving credit and receivables purchase agreements, as well as an increase in receivables sold in 2002. Net cash provided by the effect of exchange rate changes was $7.9 million in the nine-month period of 2002 compared with $3.5 million used in 2001. The $11.4 million increase primarily reflects the strengthening of the British pound and the Euro relative to the US dollar in 2002 from the 2001 year-end and a modest weakening of these same currencies relative to the US dollar in 2001 from the 2000 year-end.

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

     In the third quarter of 2002, Fitch Ratings downgraded the senior unsecured debt of Sequa to BB- from BB+ and revised its Rating Outlook to Negative from Stable. Fitch Ratings cited Sequa's weakened financial performance over the past eighteen months, the cyclical nature of each of Sequa's businesses, particularly commercial aerospace, and the underfunded status of Sequa's defined benefit pension plans. In the second quarter of 2002, Standard & Poor's lowered its long-term corporate credit and senior unsecured debt ratings on Sequa to BB- from BB.

     Sequa Receivables Corp. (SRC), a wholly owned special purpose corporation, has a Receivables Purchase Agreement extending through November 2003 under which it may sell up to $120 million of an undivided percentage ownership interest in Sequa's eligible trade receivables through a bank-sponsored facility. Under the terms of the agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any distribution to Sequa. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," transactions under the Receivables Purchase Agreement qualify as a sale of receivables. Trade receivables included in the September 30, 2002 Consolidated Balance Sheet are net of $71.0 million of receivables sold under the agreement.

     At September 30, 2002, Sequa was contingently liable for $31.4 million of outstanding letters of credit and $11.6 million of surety bonds not reflected in the accompanying consolidated financial statements. In addition, Sequa has guaranteed a $7.1 million bank line of credit for the MJB joint venture. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to the outstanding letters of credit, the surety bonds or the guarantee.

Liquidity and Capital Resources  (cont'd)

     Capital expenditures amounted to $47.5 million in the nine month period of 2002 and $60.5 million in the nine-month period of 2001, with 2002 spending concentrated in the Aerospace and Propulsion segments. These funds were primarily used to upgrade existing facilities and equipment and to expand airbag inflator capacity. Sequa currently anticipates that capital spending in 2002 will be approximately $65 million and will be concentrated in the Aerospace and Propulsion segments.

     In the nine-month period of 2002, Sequa contributed $21.2 million to its domestic qualified defined benefit pension plans. Due to the present funded status of these plans, management anticipates that additional pension contributions will total approximately $30 million in the next twelve months and will be contributed primarily in the third quarter of 2003.

     Based on 2002 declines in the equity markets as well as lower expected returns on plan assets and interest rates utilized to value year-end pension liabilities, Sequa anticipates that a significant fourth quarter charge will be recorded through other comprehensive income, a component of shareholder's equity, to increase pension liabilities to required levels in the Consolidated Balance Sheet. The amount of the charge will depend on the year-end fair value of plan assets as well as on the expected returns and interest rates used to determine the present value of the accumulated benefit obligation.

     In October 2002, Sequa purchased and cancelled $2.0 million of its 9% Senior Notes due in 2009. Management regarded the purchase to be at a satisfactory price. Although Sequa has no formal plan to purchase its outstanding notes, management may, depending on market conditions and other factors, from time to time, purchase its notes in the open market or through privately negotiated transactions.

     Management currently anticipates that cash flow from operations; the $41 million available at November 8, 2002 under the Receivables Purchase Agreement; and the $122.0 million of cash and cash equivalents on hand at September 30, 2002; will be sufficient to fund Sequa's operations for the next year including the $62.6 million of interest payments due on the outstanding 9% and 8 7/8% Senior Notes, $70 million of estimated capital expenditures and the $30 million of estimated pension contributions. Sequa is in discussions with a group of banks regarding a new credit facility that would add to available funds.

Other Information

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001 and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 requires that a single accounting model be applied to long-lived assets whether such assets are held and used, are to be disposed of other than by sale or disposed of by sale. The accounting model requires the long-lived asset to be recorded at the lower of its carrying amount or its fair value. The statement also broadens the presentation of discontinued operations to include more disposal transactions. Sequa adopted this statement on January 1, 2002 and the assets and liabilities of discontinued operations that were previously netted in the December 31, 2001 Consolidated Balance Sheet have been separately presented with the liabilities being included in the caption entitled other noncurrent liabilities.

Other Information  (cont'd)

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002 and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. This statement is effective for exit and disposal activities that are initiated after December 31, 2002 and Sequa will adopt this accounting standard as required by January 1, 2003.

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

ITEM 4. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, Sequa carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Senior Vice President, Finance (chief financial officer), of the effectiveness of the design and operation of Sequa's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President, Finance concluded that Sequa's disclosure controls and procedures are effective in timely alerting them to material information relating to Sequa (including its consolidated subsidiaries) required to be included in Sequa's periodic Securities and Exchange Commission (SEC) filings. There were no significant changes in internal controls or in other factors that could significantly affect the disclosure controls and procedures subsequent to the date of their evaluation.

     Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by Sequa in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits
		10.4	Seventh Amendment to the Receivables Purchase Agreement dated as of August 15, 2002 (filed herewith).

		99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on form 8-K

Registrant filed a Current Report on Form 8-K dated August 14, 2002 with respect to the Statement Under Oath of the Principal Executive Officer and the Statement Under Oath of the Principal Financial Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEQUA CORPORATION

	BY	/s/ HOWARD M. LEITNER

Howard M. Leitner
Senior Vice President, Finance
(Chief Financial Officer)

November 14, 2002

CERTIFICATIONS

I, Norman E. Alexander, Chairman and Chief Executive Officer of Sequa Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sequa Corporation, a Delaware corporation ("Sequa" or "registrant")
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ NORMAN E. ALEXANDER

Norman E. Alexander
Chairman and Chief Executive
Officer

CERTIFICATIONS

I, Howard M. Leitner, Senior Vice President, Finance (chief financial officer) of Sequa Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sequa Corporation, a Delaware corporation ("Sequa" or "registrant")
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ HOWARD M. LEITNER

Howard M. Leitner
Senior Vice President, Finance
(chief financial officer)