Form 10-K
period 2002-12-31
SEQUA CORP /DE/
filed 2003-03-25
CIK 95301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002
Commission file number 1-804

SEQUA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-1885030

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Park Avenue, New York, New York	10166

(Address of principal executive offices)	(Zip Code)

(212) 986-5500

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock, no par value	New York Stock Exchange
Class B Common Stock, no par value	New York Stock Exchange
$5.00 Cumulative Convertible
Preferred Stock, $1.00 Par Value	New York Stock Exchange
9% Senior Notes, Due August 1, 2009	New York Stock Exchange
8 7/8% Series B Senior Notes, Due April 1, 2008	-

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes X  No

The aggregate market value of registrant's voting stock (Class A common stock, Class B common stock and $5.00 Cumulative Convertible Preferred Stock) held by nonaffiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $401,807,453

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock:

Class	Outstanding at March 7, 2003
0
Class A Common Stock, no par value	7,102,439
Class B Common Stock, no par value	3,329,772

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's definitive proxy statement for its annual meeting of stockholders scheduled to be held on May 8, 2003 are incorporated by reference into Part III.

SEQUA CORPORATION

FORM 10-K

* * * * * * *

PART I

ITEM 1.  BUSINESS

(a)  General development of business. Sequa Corporation ("Sequa"), which was incorporated in 1929, is a diversified industrial company that produces a broad range of products through operating units in five business segments: Aerospace, Propulsion, Metal Coating, Specialty Chemicals and Other Products. Information with respect to material acquisitions and dispositions is included in Note 18 to the Consolidated Financial Statements on page 66 of this Annual Report on Form 10-K and is incorporated herein by reference.

(b)  Financial information about business segments. Segment information is included in Note 24 to the Consolidated Financial Statements on pages 73 through 77 of this Annual Report on Form 10-K and is incorporated herein by reference.

(c)  Narrative description of business. The following is a narrative description of the business segments of Sequa:

Aerospace

     The Aerospace segment consists solely of Sequa's largest operating unit, Chromalloy Gas Turbine (Chromalloy). Chromalloy repairs and manufactures components for jet aircraft engines. A major independent supplier in the repair market, Chromalloy provides domestic and international airlines with technologically advanced repairs and coatings for turbine airfoils and other critical engine components. In addition, the unit repairs components for land-based aero derivative and industrial turbine engines. The unit also supplies components to the manufacturers of jet engines and serves both the general aviation and military markets.

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

     Chromalloy's strategy has included the active pursuit of joint venture opportunities aimed at strengthening its ties to certain original equipment manufacturers (OEMs) and to its customers, as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements.

Propulsion

     The Propulsion segment consists solely of Atlantic Research Corporation (ARC), a supplier of solid rocket fuel propulsion systems. ARC is a leading developer and manufacturer of advanced rocket propulsion systems, gas generators and auxiliary rocket motors, and engages in research and development relating to new rocket propellants. For the military contract market, ARC produces propulsion systems primarily for tactical weapons. For space applications, ARC produces small liquid fuel rocket engines designed to provide attitude and orbit control for a number of satellite systems worldwide.

     ARC's expertise with propulsion systems has led to the development of other products for commercial markets. ARC pioneered the development of hybrid inflators for use in automotive airbags. ARC produces inflators for driver, passenger, side-impact and curtain model airbag modules.

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

Specialty Chemicals

     The Specialty Chemicals segment is composed solely of Warwick International, which is a leading producer and supplier of TAED, a bleach activator for laundry and dishwasher powdered and tablet detergent products. TAED is used in oxygen-based bleaching systems to increase the cleaning power of detergent at low wash temperatures. These bleaching systems are used primarily in international markets, principally in Europe. The unit is extending its TAED capabilities to biocide applications, textile bleaching and pulp and paper processing, and continues to expand a network of European chemical distributors that supply specialty products for use in plastics, inks, resins, pharmaceuticals, petrochemicals, cosmetics and ceramics.

Other Products

     This segment is composed of four ongoing businesses: MEGTEC Systems (MEGTEC), Sequa Can Machinery, Casco Products (Casco) and After Six.

     MEGTEC Systems. MEGTEC's products include air flotation dryers for paper, printing and other uses and emission control systems for industrial applications. MEGTEC equipment for the web offset printing industry includes pasters and splicers, web guides, infeeds, chill stands and related equipment for high-speed web presses.

     Sequa Can Machinery. Sequa Can Machinery designs and manufactures equipment for the two-piece can industry. Sequa Can Machinery manufactures high-speed can-forming equipment and equipment to coat and decorate two-piece beverage cans and has the largest installed base of equipment in the field. The unit's product development team has improved the technology of precision printing to achieve high speeds without compromising quality. In addition, the unit has developed products to broaden the range of metal containers to include other specialty products such as oil cans, oil filters and non-round cans.

     Casco Products. Casco, which has been serving the automotive products market since 1921, is believed to be the world's leading supplier of automotive cigarette lighters and power outlets. Casco also offers a line of automotive accessories including a series of electronic devices used for measurement and control of certain gases and for monitoring engine oil and engine coolant.

     After Six. After Six designs and markets men's formalwear and accessories under the After Six, Oscar de la Renta and Raffinati labels, all three of which are registered trademarks.

Markets and Methods of Distribution

     The Aerospace segment markets its engine component repair and manufacturing services primarily to the major airlines of the world, to the manufacturers of commercial jet engines and to the military. Chromalloy's products and services are marketed directly and through sales representatives working on a commission basis. A portion of Chromalloy's sales is made pursuant to contracts with various agencies of the United States Government, particularly the Air Force, with which Chromalloy has had a longstanding relationship. Further information with respect to Chromalloy is included in the discussion on pages 22 and 23 of this Annual Report on Form 10-K under the heading "Risk/Concentration of Business," which is incorporated herein by reference.

     The Propulsion segment markets its solid propulsion unit generally on a subcontract basis with prime contractors under various defense programs of the United States Government. Among the programs currently in production are the Standard Missile, Army Extended Range Multiple Launch Rocket System, Army Tactical Rocket System, Trident, Javelin, PAC-3 and Stinger. Air-breathing rocket systems in development include the High Speed Anti-Radiation Demonstration (HSAD) and the Super Sonic Sea-skimming Target (SSST). In addition, the liquid propulsion unit operates in the world wide commercial satellite market selling directly to the satellite manufacturers. ARC markets its automotive airbag inflators to automotive tier one customers in the US and overseas. Further information with respect to ARC's major commercial customer is included in the discussion on pages 22 and 23 of this Annual Report on Form 10-K under the heading "Risk/Concentration of Business," which is incorporated herein by reference.

     Sequa's Metal Coating segment sells its coating services to regional steel and aluminum producers and distributors, building products manufacturers, merchant can makers and manufacturers of other diverse products. Further information with respect to Precoat's major customer is included in the discussion on pages 22 and 23 of this Annual Report on Form 10-K under the heading "Risk/Concentration of Business," which is incorporated herein by reference.

     The Specialty Chemicals segment sells TAED-based chemical additives directly to major producers of household and industrial cleaning products and to paper and textile manufacturers. Specialty products for use in plastics, inks, resins, pharmaceuticals, petrochemicals, cosmetics and ceramics are sold through a network of wholly owned chemical distributors.

     Businesses in the Other Products segment serve distinct markets and have individual methods of distribution. MEGTEC Systems sells auxiliary press equipment directly to international web printing press manufacturers and to their customers, and markets emission control equipment and industrial drying systems directly to customers in the coating, converting and metal finishing industries. Sequa Can Machinery sells its can-forming and decorating equipment through agents, as well as directly to the international container manufacturing industry. Casco sells cigarette lighters, power outlets and various electronic monitoring devices directly to the automotive industry. After Six sells its formalwear to wholesalers and retailers, principally serving the rental market, primarily through independent sales representatives.

Competition

     There is significant competition in the industries in which Sequa operates, and, in several cases, the competition consists of larger companies having substantially greater resources than those of Sequa.

     Sequa believes that it is currently the world's largest supplier of automotive cigarette lighters and power outlets, and the largest supplier of men's formalwear coats and pants in the United States.

     Sequa, through its Chromalloy operations, is a leader in the development and use of advanced metallurgical and other processes to repair, manufacture and coat blades, vanes and other components of gas turbine engines used for commercial and military jet aircraft. Chromalloy's divisions compete for turbine engine repair business with a number of other companies, including the manufacturers of jet engines (OEMs). The OEMs generally have obligations (contractual and otherwise) to approve vendors to perform repair services on their engines and components. Chromalloy has a number of such approvals, including licensing agreements, which allow it to repair certain components of flight engines. The loss of approval by one of the major OEMs to repair components for such OEM's engines could have an adverse effect on Chromalloy, although management believes it has certain actions available to it to mitigate this effect.

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

     ARC is a second tier automotive supplier that supplies airbag inflators to first tier airbag module (airbag, inflator and covers) suppliers, certain of whom have their own inflator capabilities. The unit competes on product capabilities, energetics expertise, quality and price. Breed Technologies, Inc., (Breed), ARC's largest commercial customer, is supplied under the terms of long-term contracts. Further information with respect to annual sales to Breed is included in the discussion on pages 22 and 23 of this Annual Report on Form 10-K under the heading "Risk/Concentration of Business," which is incorporated herein by reference.

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

     MEGTEC is a major international supplier of auxiliary press equipment, air flotation dryers and emission control equipment. This unit has several major competitors (including certain press manufacturers in the graphic arts market) in each of its main product areas. It competes on the basis of price, quality and technical capabilities. Sequa believes its cylindrical can decorating and can-forming equipment operations are world leaders in their markets. Sequa Can Machinery has one or two major competitors in each major product area, and the unit competes on the basis of price, quality, technical capabilities and equipment speed. Sequa believes its automotive products manufacturer is the world's leading producer of cigarette lighters for both the original equipment market and the auto aftermarket and competes on the basis of price, quality and customer service. Sequa believes After Six is the leader in men's formalwear and competes on the basis of design, quality and price.

Raw Materials

     Sequa's businesses use a wide variety of raw materials and supplies. Generally, these have been available in sufficient quantities to meet requirements, although occasional shortages have occurred. Precoat Metals uses natural gas to fire the curing ovens used in the coating process as well as for emission control devices. Increases in the price paid for natural gas adversely affected operating income for this unit by approximately $2.8 million in 2001 and $3.0 million in 2000. In 2002, natural gas costs approximated 2000 levels. Natural gas prices have increased significantly in early 2003 and a continuance of prices at current levels could have an adverse impact on Precoat Metal's operating income.

Seasonal Factors

     With the exception of the After Six business, which has stronger sales in the first six months of the year, Sequa's businesses are not considered seasonal to any significant extent.

Patents and Trademarks

     Sequa owns and is licensed to manufacture and sell under a number of patents, including patents relating to its metallurgical processes. These patents and licenses were secured over a period of years and expire at various times. Sequa has also created and acquired a number of trade names and trademarks. While Sequa believes its patents, patent licenses, trade names and trademarks are valuable, it does not consider the businesses comprising its segments to be materially dependent upon any particular patent, license, trade name, or trademark. Sequa regards its technical and managerial knowledge and experience as more important to its business.

Major Customers

     No single commercial customer accounted for more than 10% of consolidated sales during the past three years. Prime and subcontracts with all US government agencies accounted for approximately 12% of sales in 2002, 11% of sales in 2001 and 12% of sales in 2000. One commercial customer accounted for approximately 25% of the Propulsion segment's 2002 sales. Further information with respect to annual sales to this customer is included in the discussion appearing on pages 22 and 23 of this Annual Report on Form 10-K under the heading "Risk/Concentration of Business," which is incorporated herein by reference. In the Metal Coating segment, one customer accounted for approximately 35% of the segment's 2002 sales. The customer is a major steel manufacturer, and information with respect to this customer is included in the discussion on pages 22 and 23 of this Annual Report on Form 10-K under the heading "Risk/Concentration of Business," which is incorporated herein by reference. In the Specialty Chemicals segment, one customer accounted for approximately 30% of the segment's 2002 sales, and the top three customers accounted for approximately 45% of the segment's 2002 sales. All of these customers are well-known international consumer products companies with whom Warwick International has been doing business for many years.

Backlog

     Backlog information is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations on page 25 of this Annual Report on Form 10-K and is incorporated herein by reference.

Maintenance and Repairs

     Expenditures for maintenance and repairs of $45.9 million in 2002, $47.5 million in 2001 and $45.7 million in 2000 were expensed as incurred, while betterments and replacements were capitalized.

Research and Development

     Research and development costs, charged to expense as incurred, amounted to $15.9 million in 2002, $20.1 million in 2001 and $22.2 million in 2000.

Environmental Matters

     Sequa has been notified that it has been named as a potentially responsible party under Federal and State Superfund laws and/or has been named as a defendant in suits by private parties (or governmental suits including private parties as co-defendants) with respect to sites currently or previously owned or operated by Sequa or its predecessors or to which Sequa or its predecessors may have sent hazardous wastes. Sequa is not presently aware of other such lawsuits or notices contemplated or planned by any private parties or environmental enforcement agencies. The aggregate liability with respect to these matters, net of liabilities already accrued in the Consolidated Balance Sheet, will not, in the opinion of management, have a material adverse effect on the financial position of Sequa, although adjustments to estimates based on improved knowledge of site conditions and chemical interactions with humans or changes in environmental law could have a significant impact on Sequa's results of operations in a particular period. These environmental matters include the following:

     Two propellant manufacturing facilities have soil and groundwater ammonium perchlorate (AP) contamination above the limit currently proposed by the US Environmental Protection Agency for groundwater. AP is a raw material used to produce missile and rocket fuel. Sequa has implemented a series of pilot tests to determine the feasibility and applicability of utilizing an emerging technology, biodegration, to treat AP-affected soil and groundwater. In the fourth quarter of 2001, Sequa recorded an environmental charge that included $9.7 million of estimated costs to remediate soil and groundwater contamination from AP.

     A number of claims have been filed in connection with alleged groundwater contamination in the vicinity of a predecessor corporation site which operated during the 1960s and early 1970s in Dublin, Pennsylvania. In October 1987, a class action was filed by residents of Dublin against Sequa and two other defendants. The Borough of Dublin also filed suit seeking remediation of alleged contamination of the Borough's water supply and damages in an unspecified amount. A settlement was reached in the class action in which Sequa paid $1.8 million in 1997. The Borough action was settled in 1998 when Sequa agreed to transfer to the Borough the water treatment system it constructed, and $2.0 million was paid to the Borough. The Pennsylvania Department of Environmental Protection entered into a Consent Decree with Sequa in 1990 providing for the performance of a remedial investigation and feasibility study with respect to the same alleged groundwater contamination in Dublin. The US Environmental Protection Agency placed the site on the Superfund List in 1990 and, in conjunction therewith, entered into a Consent Agreement with Sequa on December 31, 1990. The negotiation for the final remedy is still in progress.

     The State of Florida issued an Administrative Order in 1988 requiring TurboCombustor Technology, Inc. (TCT), a subsidiary of Chromalloy, to investigate and to take appropriate corrective action in connection with alleged groundwater contamination in Stuart, Florida. The contamination is alleged to have arisen from a 1985 fire which occurred at TCT's former facility in Stuart. The City of Stuart subsequently constructed and is operating a groundwater remediation system. Sequa negotiated a conditional settlement with the City of Stuart in October 1994 whereby it would contribute its pro-rata share of the capital and operating costs for the groundwater treatment system. On February 14, 2000, the Stuart City Commission approved the execution of the settlement. Sequa estimates the amount to be paid in settlement, plus additional groundwater sampling and analysis, will be approximately $2 million to be paid over a ten-year period which began in the second quarter of 2000.

     In September 1993, 14 homeowners residing in West Nyack, New York served a complaint on Chromalloy and others alleging, among other things, that contamination from a former Chromalloy site caused damage to the plaintiffs' property. All 14 homeowners agreed to dismiss the case with prejudice in November 2002. The case was subsequently dismissed by the court. Chromalloy entered into a Consent Order with the New York Department of Environmental Conservation (DEC) on February 14, 1994 to undertake the remedial investigation and feasibility study (RI/FS) relating to the alleged contamination in the vicinity of the former Chromalloy site. The dual phase extraction remedial system was started up in January 2003. It is scheduled to operate for five years.

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the fourth quarter of 2001, Sequa recorded a charge of $13.3 million to increase its accruals for remediation costs. The charge included $9.7 million of estimated cost to remediate soil and groundwater contamination from ammonium perchlorate (AP), a raw material used in the manufacture of solid rocket propellant. Although no federal or state environmental standards have been finalized for AP, recent studies indicating that the chemical may interfere with human thyroid function have prompted Sequa to begin cleanup actions at its solid propellant facilities. At December 31, 2002, the potential exposure for all remediation costs is estimated to range from $16 million to $28 million, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $23.1 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, Sequa's actual cash expenditures for remediation of previously contaminated sites were $8.0 million in 2002, $4.0 million in 2001 and $3.3 million in 2000. Sequa anticipates that remedial cash expenditures will be between $5 million and $8 million during 2003 and between $5 million and $7 million during 2004. Sequa's capital expenditures for projects to eliminate, control or dispose of pollutants were $1.3 million, $2.4 million and $2.2 million in 2002, 2001 and 2000, respectively. Sequa anticipates annual environment-related capital expenditures to be approximately $2.5 million during 2003 and $1.8 million during 2004. Sequa's operating expenses to eliminate, control and dispose of pollutants were approximately $11 million in 2002, $11 million in 2001 and $10 million in 2000. Sequa anticipates that environmental operating expenses will be approximately $12 million per year during 2003 and 2004.

Employment

     At December 31, 2002, Sequa employed approximately 10,375 people of whom approximately 3,500 were covered by union contracts.

     The approximate number of employees attributable to each reportable business segment as of December 31, 2002 and 2001 was:

Segment
	2002	2001

Aerospace	5,400	5,600
Propulsion	1,950	1,850
Metal Coating	720	775
Specialty Chemicals	375	375
Other Products	1,850	2,000
Corporate	80	100

Total	10,375	10,700

     The increase in the number of employees in the Propulsion segment primarily reflects an increase in hiring at the automotive reporting unit.

     In 2002, Sequa continued its strategic restructuring program in response to difficult economic conditions prevailing in certain of its markets. The restructuring program resulted in the termination of approximately 475 employees concentrated primarily in the Aerospace segment and the MEGTEC and After Six units of the Other Products segment. Headcount reductions in the Aerospace and Other Products segments were partially offset by the acquisitions of the remaining 50% interest in the Pacific Gas Turbine joint venture and of a small Brazilian machining operation.

     Certain Metal Coating employees who were notified of their termination in 2001 continued their employment until the Chicago, Illinois facility was closed in January 2002.

     Sequa considers its relations with employees to be generally satisfactory. Sequa maintains a number of employee benefit programs, including life, medical and dental insurance, pension and 401(k) plans.

(d)  Foreign Operations. Sequa's consolidated foreign operations include Chromalloy's operations in England, France, Israel, Mexico, Netherlands and Thailand within the Aerospace Segment; ARC's liquid rocket motor business in England, an automotive airbag inflator business in Italy and automotive sales offices in Germany, Japan and Korea within the Propulsion segment; detergent chemicals operations in Wales and chemical distribution operations in France, Italy, Spain, Portugal and, Slovenia within the Specialty Chemicals segment; MEGTEC's auxiliary press equipment suppliers in China, France, Germany, Singapore, Sweden and the United Kingdom; the Sequa Can Machinery operations in Brazil, and Casco products operations in Germany, Italy, Brazil and Tunisia in the Other Products segment. Sales and long-lived assets attributable to foreign countries are set forth in Note 24 to the Consolidated Financial Statements on page 77 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 2.  PROPERTIES

Aerospace

     Chromalloy operates more than 40 plants and major warehouse facilities in 12 states and six foreign countries, which have aggregate floor space of 3,000,000 square feet, of which 1,900,000 square feet is owned and 1,100,000 square feet is leased. The leases covering facilities used in this business have various expiration dates, and some have renewal or purchase options.

     Facilities in this segment are adequate and suitable for the business being conducted and operate at a moderate level of utilization.

Propulsion

     ARC operates 10 manufacturing and research facilities in five states, one manufacturing facility in the United Kingdom and one manufacturing facility in Italy with aggregate floor space of 2,000,000 square feet. The segment owns 200,000 square feet and leases 1,800,000 square feet. The largest lease, with renewal options extending through 2014, is for a 951,000 square foot facility in Arkansas. The segment also holds a lease on a 270,000 square foot facility in Virginia that expires in 2012. Other leased production facilities are located in Tennessee, New York, California, the United Kingdom and Italy with leased sales offices located in Germany, Japan and Korea.

     Facilities in this segment are suitable and adequate for the business. Utilization at various facilities ranges from moderate to high.

Metal Coating

     The Precoat Metals operation owns seven active manufacturing facilities in six states with a total of 1,300,000 square feet of manufacturing and office space. An additional 20,000 square feet of office space is leased in Missouri. The Chicago, Illinois plant is currently mothballed, and management is reviewing the possibility of selling the facility.

     The properties in this segment are suitable and adequate for the business presently being conducted. Facilities within this segment operate at a moderate utilization rate.

Specialty Chemicals

     Warwick International owns a 203,000 square foot plant on 55 acres in the United Kingdom and a 26,000 square foot warehouse facility in France. The segment also leases 65,000 square feet of office and warehouse space in seven separate locations in Europe.

     Facilities in this segment are adequate and suitable for the business being conducted. Facilities within this segment operate at a high utilization rate.

Other Products

     MEGTEC owns manufacturing and office facilities in Wisconsin with aggregate floor space of 314,000 square feet; a facility in France with aggregate floor space of 62,000 square feet; and a facility in Sweden with aggregate floor space of 50,000 square feet. MEGTEC also leases four manufacturing plants and four sales offices in Europe with a total of 205,000 square feet. In addition, the unit leases 14,000 square feet of manufacturing and office space in China and leases a 3,200 square foot sales office in Singapore.

     Sequa Can Machinery owns two plants in the United States with aggregate floor space of 163,000 square feet and leases manufacturing, warehouse and office space of 65,000 square feet. Sequa Can Machinery also leases 16,000 square feet of manufacturing and office space in Brazil.

     Casco leases a 168,000 square foot plant with office space in Connecticut; a 2,300 square foot sales office in Michigan; a 38,000 square foot manufacturing facility in Italy; a 30,000 square foot facility in Tunisia; and a 9,900 square foot facility in Brazil. Casco owns an 81,000 square foot plant in Germany and a 39,000 square foot plant in Kentucky. Casco is in the process of relocating its Connecticut manufacturing operation to a 45,000 square foot leased facility in Mississippi as well as to its existing facility in Kentucky.

     After Six owns warehouse and office facilities in Georgia with aggregate floor space of 158,000 square feet. This unit also leases approximately 1,250 square feet of office space in Hackensack, New Jersey.

     Facilities in this segment are adequate and suitable for the business being conducted. MEGTEC and Casco facilities operated at high utilization rates in 2002 except for Mississippi which will operate at a high utilization rate once the relocation process is complete. Sequa Can Machinery facilities currently operate at a moderate utilization rate due to increases in backlog. The After Six 40,000 square foot warehouse facility is expected to be sold, as the unit completed measures to outsource the bulk of its production in 2002.

Corporate

     Sequa leases 48,000 square feet of corporate office space in New York, New York and Hackensack, New Jersey.

ITEM 3.  LEGAL PROCEEDINGS

     Information with respect to Sequa's legal proceedings is included in Note 25 to the Consolidated Financial Statements on page 77 of this Annual Report on Form 10-K and is incorporated herein by reference. Additional information on environmental matters is covered in the Environmental Matters section on pages 24 and 25 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K with respect to the executive officers of Sequa:
Name	Age	Position Held

Norman E. Alexander	88	Chairman of the Board, Chief Executive
		Officer, Director and member of the
		Executive Committee

John J. Quicke	53	President, Chief Operating Officer,
		Director and member of the Executive
		Committee

Martin Weinstein	67	Executive Vice President, Gas Turbine
		Operations and Director

Howard M. Leitner	62	Senior Vice President, Finance

Gerard M. Dombek	51	Senior Vice President, Metal Coating

Robert F. Ellis	50	Senior Vice President, Specialty Chemicals

Joanne M. O'Sullivan	39	Vice President and Controller

     Sequa is not aware of any family relationship among any of the above-named executive officers. All of the above-named executive officers have been employed by Sequa in the same or a similar capacity for at least five years, except for Mr. Leitner, Mr. Dombek, Mr. Ellis and Ms. O'Sullivan. Mr. Leitner was elected Senior Vice President, Finance by the Board of Directors on December 16, 1999. Prior to joining Sequa, Mr. Leitner was Senior Vice President and Chief Financial Officer (1980-1986 and 1995-1999) and was President (1986-1995) of Chock Full O'Nuts Corporation (a beverage products manufacturing company). Mr. Dombek and Mr. Ellis were elected to Senior Vice President positions by the Board of Directors on February 27, 2003. Prior to his election, Mr. Dombek was a vice president of Sequa and President and General Manager of Precoat Metals, positions he has held since 1995. Prior to his election, Mr. Ellis was a vice president of Sequa since 2001 and managing director and chief executive officer of Warwick International since 1999. Prior to 1999, Mr. Ellis was an executive vice president of Warwick International where he has held positions of increasing responsibility since 1980. Ms. O'Sullivan was elected Vice President and Controller by the Board of Directors on June 27, 2002. Prior to her election, Ms. O'Sullivan was Sequa's Director of Financial Reporting. Each of such officers holds office until his/her successor shall have been chosen and qualified by the Board of Directors at its annual meeting, subject to the provisions of Section 4 of Article IV of Sequa's By-laws relative to the resignation of officers and Section 5 of Article IV of Sequa's By-laws relative to the removal of officers.

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

(a)   Market Information.

     The following table sets forth the high and low sales prices of Sequa Class A common stock and Sequa Class B common stock for the calendar periods indicated on the Exchange Composite Tape, as reported by the National Quotation Bureau Incorporated:
	Sequa Class A		Sequa Class B

	High	Low	High	Low

2002
First Quarter	52.20	44.30	59.00	52.75
Second Quarter	65.39	48.67	65.50	56.00
Third Quarter	64.00	51.15	64.00	54.00
Fourth Quarter	52.37	36.73	57.00	45.00

2001
First Quarter	50.71	33.88	63.00	55.50
Second Quarter	53.01	38.16	61.00	55.00
Third Quarter	53.80	44.20	61.00	53.25
Fourth Quarter	50.40	43.05	55.50	52.00

     Shares of Sequa Class A common stock and Sequa Class B common stock are listed on the New York Stock Exchange. There were approximately 2,018 holders of record of the Sequa Class A common stock and approximately 415 holders of record of the Sequa Class B common stock at March 1, 2003.

(c)  Dividends.

     During the years ended December 31, 2002 and 2001, no cash dividends were declared on Sequa Class A common shares or Class B common shares. Sequa has no present intention to pay cash dividends on its common shares.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans.

     Information relating to securities authorized for issuance under equity compensation plans is included in Note 16 to the Consolidated Financial Statements on pages 64 and 65 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial information for, and as of the end of, each of the five years in the period ended December 31, 2002. Such information should be read in conjunction with Sequa's Consolidated Financial Statements and Notes thereto, filed herewith.
(Amounts in millions, except per share data)
Year ended December 31,		2002 (a)		2001 (b)	2000	1999	1998 (c)

Operating results
Sales		$1,688.5		$1,755.8	$1,773.1	$1,711.2	$1,813.1
Operating income		61.2		25.9	103.2	94.5	105.5
Income from continuing operations		9.2		8.0	24.0	27.8	63.9
Loss from discontinued operations, net of income taxes		(11.0)		-	-	-	-
Extraordinary loss		-		-	-	(5.7)	-
Effect of a change in accounting principle, net of income taxes		(114.8)		-	-	-	-
Net (loss) income		$(116.5)		$8.0	$24.0	$22.1	$63.9

Basic earnings per share
Income from continuing operations	$	..68	$	..58	$2.12	$2.48	$6.01
Loss from discontinued operations		(1.05)		-	-	-	-
Extraordinary loss		-		-	-	(.55)	-
Effect of a change in accounting principle		(11.02)		-	-	-	-

Net (loss) income		$(11.39)		$.58	$2.12	$1.93	$6.01

Diluted earnings per share
Income from continuing operations	$	..68	$	..58	$2.12	$2.48	$5.87
Loss from discontinued operations		(1.05)		-	-	-	-
Extraordinary loss		-		-	-	(.55)	-
Effect of a change in accounting principle		(11.02)		-	-	-	-

Net (loss) income		$(11.39)		$.58	$2.12	$1.93	$5.87

Cash dividends declared
Preferred		$5.00		$5.00	$5.00	$5.00	$5.00

Financial position
Current assets		$859.1		$844.0	$776.1	$680.3	$715.9
Total assets (d)		1,795.6		1,875.9	1,823.9	1,709.6	1,667.6
Current liabilities		378.0		349.2	390.1	300.7	337.9
Long-term debt		704.3		708.0	590.6	569.9	500.7
Shareholders' equity		499.8		644.5	669.8	668.9	665.5

ITEM 6.   SELECTED FINANCIAL DATA (cont'd)

(a)

Operating income includes restructuring and related asset impairment charges of $4.5 million, the after-tax effect of which reduced basic earnings per share by $0.28. Income from continuing operations includes: $4.1 million of tax benefit related to an increase in domestic net operating loss carryforwards due to the resolution of issues and the related completion of an Internal Revenue Service audit; and $2.4 million of income relating to the reversal of income tax reserves no longer required due to the completion of tax audits at two foreign units. The effect of these items is to increase basic earnings per share by $0.40 and $0.23, respectively.

(b)

Operating income includes restructuring charges of $18.2 million, related asset impairment charges of $4.2 million, asset impairment charges not related to restructuring activities of $3.2 million and environmental remediation expenses of $13.3 million. The after-tax effect of these charges is to reduce basic earnings per share by $1.14, $0.26, $0.20 and $0.83, respectively. Net income for 2001 includes a tax settlement with the Internal Revenue Service that increased after-tax income by $36.0 million or $3.47 per basic share.

(c)	Net income for 1998 includes gains on the divestiture of operations that increased after-tax income by $35.2 million or $3.43 per basic share.

(d)

Total assets for prior years have been restated to include gross assets, rather than net assets, of discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results 2002-2001

Sales

Overall sales declined 4% in 2002 driven primarily by sharp declines at the large Aerospace segment and at the smaller MEGTEC Systems unit of the Other Products segment. The effect of these declines was tempered by advances in the Propulsion and Specialty Chemicals segments. A detailed review of sales for each segment follows.

     The 10% decline in sales in the Aerospace segment was due primarily to the continuing downturn in the worldwide commercial aviation industry. Engine repair sales declined 11% (13% excluding $8.1 million of sales of Pacific Gas Turbine (PGT), a former equity affiliate which became wholly-owned on September 30, 2002), as an increase in sales to the US military and the benefit of translating foreign currency sales into US dollars (approximately $4.8 million) was more than offset by the poor conditions in the worldwide commercial airline industry. The military sales advance was primarily driven by revenues from a contract to provide component repairs at Kelly Air Force base. Sales of original equipment components declined 7% as increases in sales to the industrial turbine and US military markets and a favorable impact of approximately $2.6 million from translation of foreign currency results to US dollars was more than offset by the weak commercial aviation market. Persistent poor conditions in the airline industry continue to cloud the near-term outlook for this unit. Given the outlook for this industry, a recovery to more normal sales levels is not anticipated in the near future.

     Sales of the Propulsion segment increased 6% in 2002. Sales of rocket motor propulsion systems were ahead 5% due to higher sales of liquid rocket motors for commercial space applications and the benefit of a $4.0 million technology transfer license payment. Excluding the license payment, sales of propulsion systems were on a par with 2001 as new programs offset the absence of contributions from an advanced materials product line sold in May 2002. Sales of automotive airbag inflators advanced 6%, reflecting increased volumes and the benefit of translating foreign sales into US dollars (approximately $2.3 million), which more than offset an unfavorable shift to lower priced new products.

     Sales of the Metal Coating segment declined 3% in 2002, with declines in building and manufactured products tempered by a modest advance in container products. The year over year decline primarily reflects a 13% decline in the fourth quarter, with sales in each of the three major market segments off from the prior year quarter. Sales to the building products market were down slightly in 2002 reflecting weakness in the pre-engineered sector of the commercial construction market partially offset by the impact of sales from a former equity affiliate, Midwest Metal Coatings which was consolidated in mid-2001. Modest advances in sales to the container market were driven by increased demand from the beverage industry while a small decline in sales to the manufactured products area primarily reflects weakness in transportation and lighting sectors. Management expects the building products market to remain soft in the first quarter of 2003.

     Sales of the Specialty Chemicals segment advanced 12% in 2002 (7% in local currency) due to three principal factors: stronger demand for the detergent additive TAED; sales added through the June 2001 acquisition of a specialty chemicals marketing unit; and the favorable effect of the weakening of the US dollar on the translation of local currency results (approximately $7.0 million).

Sales   (cont'd)

     Sales of the Other Products segment declined 6% in 2002, as advances at the automotive products and can machinery units were more than offset by declines at MEGTEC Systems and After Six. Sales of MEGTEC Systems declined 15% (24% excluding sales added by a September 2001 acquisition of the roll handling group). The decline reflects the continuing weak condition of the worldwide graphic arts market. Management does not anticipate improvement in this market in 2003. Sales of the can machinery unit registered a 6% advance in 2002, with increased sales of the can decorating and specialty can systems product lines more than offsetting lower sales of can forming equipment. Fourth quarter sales more than doubled compared to 2001 with all product lines contributing to the advance and the unit finished the year with a strong backlog position. As a result, management expects that sales in the upcoming quarters will compare favorably to the previous year's comparable periods. Casco Products sales increased 6% in 2002, due primarily to advances at the unit's foreign operations. Sales of the After Six formalwear unit declined 11% in 2002, reflecting a drop in demand. Sales in the fourth quarter advanced 41% compared to an unusually low prior year quarter due to a post September 11th downturn in 2001. Backlog at this unit doubled compared to the prior year, and management anticipates sales in the first quarter of 2003 will be higher than the first quarter of 2002.

Operating Income

Overall operating income increased $35.3 million or 136% in 2002. On an operating basis, significant improvements at the Propulsion and Specialty Chemicals segments and at three of the four units of the Other Products segment were partially offset by sharp declines at the large Aerospace segment and the smaller MEGTEC Systems unit of the Other Products segment as well as increased expenses in the Corporate segment. Other major factors in the advance were: lower restructuring and related asset impairment charges ($4.5 million in 2002 compared with $22.4 million in 2001); the cessation of goodwill amortization as required by SFAS No. 142 ($13.1 million); and lower environmental clean up provisions ($0.2 million in 2002 compared with $13.3 million in 2001). The amounts of restructuring and related asset impairment charges recorded in 2002 and 2001 and the goodwill amortization in 2001 are summarized as follows:

	Restructuring and Related Asset Impairment Charges		Goodwill
			Amortization
	2002	2001	2001

Aerospace	$919	$4,360	$4,182
Propulsion	-	129	5,712
Metal Coating	-	5,697	465
Specialty Chemicals	-	1,059	1,071
Other Products:
MEGTEC	2,340	3,188	1,061
Sequa Can Machinery	-	2,627	139
Casco Products	-	4,695	411
After Six	445	657	32
Corporate	825	-	-

	$4,529	$22,412	$13,073

A detailed review of operating results by business segment follows:

Operating Income   (cont'd)

     Operating income in the Aerospace segment declined 32% in 2002, as the impact of continuing intense pressure on the commercial airline industry in 2002 was tempered by the absence of goodwill amortization, lower restructuring and related asset impairment charges and the favorable effect of translating foreign currency results into US dollars (approximately $0.7 million). Excluding these factors, profits of the Chromalloy Gas Turbine units primarily engaged in engine component repair were unfavorably affected by the following factors: the decline in sales to the commercial aviation market; increased inventory provisions primarily related to slow moving inventory; start-up costs related to a new unit offering repairs of auxiliary power units and the absence of reserve reversals recorded in 2001. These factors were partially offset by the benefits of cost reductions and restructuring actions as well as higher sales to the US military. Results of units primarily engaged in the manufacture of original equipment components were also negatively affected by lower volume, an unfavorable sales mix shift and the absence of reserve reversals recorded in 2001, partially offset by a sharp reduction in operating expenses. In light of the continuing difficulties and intense pricing pressures in the commercial airline market, a return to the pre-September 11, 2001 level of operating income is not expected in 2003. Furthermore, a prolonged decline in the level of air travel will continue to have an adverse impact on Chromalloy.

     Operating income in the Propulsion segment was $7.8 million in 2002, whereas the segment recorded a loss of $21.0 million in 2001. The 2001 loss included a $10.2 million environmental cleanup provision primarily to remediate soil and groundwater contamination from ammonium perchlorate; $5.7 million of goodwill amortization and asset impairment charges of $3.2 million ($2.2 million at the domestic airbag inflator operation and $1.0 million at the propulsion operation). Excluding the impact of these three items, the segment's 2001 loss was $1.9 million, for a $9.7 million swing in year-over-year results. Both the propulsion and airbag inflator product lines contributed to the improvement. The propulsion systems profit advance was primarily driven by profits from the technology transfer license. The automotive airbag inflator product line narrowed its loss, as a result of increased sales and lower general and administrative costs tempered by lower margins.

     Operating income in the Metal Coating segment increased 51% in 2002 due primarily to the absence of restructuring and related asset impairment charges and goodwill amortization. Excluding these factors, operating income at the unit advanced 5% as the benefit of improved profitability from ongoing Six Sigma initiatives and the 2001 restructuring program combined with lower natural gas prices to offset the impact of lower sales. Natural gas prices have increased significantly in early 2003, and continuation of the current price levels will have an adverse impact on Precoat Metal's operating income in later quarters.

     The Specialty Chemicals segment posted improved results in 2002 driven by higher sales, operating efficiencies generated from Six Sigma initiatives and cost containment measures. The absence of restructuring charges and goodwill amortization and the benefit of favorable currency movements (approximately $0.8 million) boosted results further. The impacts of these factors were tempered by higher pension costs. Results of the specialty chemicals marketing units were ahead for the year primarily due to the June 2001 acquisition of a marketing unit. On an overall basis, profits of this segment for the first quarter of 2003 are expected to continue to trend higher, as a result of continuing strong demand from the international detergent market and favorable currency conditions.

Operating Income   (cont'd)

     The Other Products segment posted operating profit of $1.9 million in 2002. This segment recorded an operating loss of $19.7 million in 2001. The improvement reflects three factors: strong recovery at three of the four operating units in the segment; decreased restructuring and related asset impairment charges; and the absence of goodwill amortization. Partially offsetting these factors was a widening of the loss recorded by the MEGTEC Systems unit (a $5.8 million swing excluding the impacts of restructuring and related asset impairment charges and goodwill amortization). MEGTEC's results reflect the effect of the sharp decline in the worldwide graphic arts market, mitigated by the inclusion of profits from a business acquired in September 2001. Both years include substantial restructuring charges to curb costs in the tight market environment. A further restructuring charge estimated at $1.5 million will result from a plan to streamline its European operations which will be completed in 2003. The can machinery unit posted a profit in the current year, representing a favorable $13.1 million swing in operating results that was driven by several key factors: improved absorption due to a higher level of production; the absence of 2001 restructuring charges; the benefits gained from the restructuring program and other cost reduction efforts; the ongoing Six Sigma program; reduced provisions for slow moving inventory; and improved results at the specialty can systems operations. The Casco automotive products unit posted a profit improvement in 2002. The primary reasons for the advance are: the absence of restructuring and related asset impairment charges and goodwill amortization in 2002; improved sales at the foreign units; and benefits gained from the 2001 restructuring program, including improved cost controls and the outsourcing of certain manufacturing processes. In order to further reduce costs, management announced plans in early 2003 to transfer production from its plant in Bridgeport, Connecticut to other facilities. Management anticipates that the move will be completed by mid-2003 at an estimated cost of approximately $1.5 million, which includes costs for severance and relocation. After Six posted a profit in 2002 and a loss in the prior year. The improvement was driven by the benefits of operating efficiencies derived from the 2001 restructuring actions and also reflects, reduced bad debt expense and an improved sales mix.

     A 19% increase in corporate expenses for 2002, reflects the addition of an accrual for incentive compensation; an increase in pension expense; and a restructuring charge to cover the costs of an early retirement program in 2002, partially offset by lower environmental cleanup provisions in 2002.

Pension Expense

Operating income for 2002 includes $13.3 million of expense related to the periodic net pension cost of all of Sequa's significant domestic and foreign funded defined benefit plans. On an annual basis, Sequa reviews the assumptions used in accounting for these plans. In order to reflect current market conditions, at December 31, 2002, the long term expected rate of return on plan assets was changed from 9.0% to 8.3% and the discount rate used to value pension obligations was changed from 7.5% to 6.75%. As a result of these changes and the effect of a decline in the investment performance of its pension portfolios in 2002, management currently anticipates that pension expense in 2003 for these plans will double to approximately $27 million, with the largest dollar increases affecting the Aerospace, Propulsion, Specialty Chemicals and Corporate segments.

Interest Expense

Interest expense increased $0.4 million from 2001 due to a first-quarter increase in average borrowings, as well as a higher first-quarter average interest rate. The increased rate resulted from the repayment of lower-rate revolving credit debt using a portion of the proceeds of the $200 million 8 7/8% Senior Notes issued on April 2, 2001.

Interest Income

Interest income decreased $1.7 million from 2001, primarily due to lower interest rates and the absence of earnings on a portion of the proceeds of the $200 million 8 7/8% Senior Notes issued on April 2, 2001 that had been temporarily invested.

Equity in Loss of Unconsolidated Joint Ventures

Sequa has investments in a number of unconsolidated joint ventures, which amounted to $42.5 million and $46.4 million at December 31, 2002 and 2001, respectively. The combination of income and losses of these joint ventures was losses of $0.1 million in 2002 and $0.7 million in 2001.

     Chromalloy is a partner in joint ventures aimed at strengthening its ties to certain original equipment manufacturers and airline customers, as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements. Sequa's investment in Chromalloy's joint ventures was $40.6 million and $44.5 million at December 31, 2002 and 2001, respectively. The combination of income and losses of Chromalloy's joint ventures was income of $0.3 million in 2002 and $0.7 million in 2001. The largest of the Chromalloy joint ventures are discussed in the following paragraphs.

     In December 2002, Chromalloy signed an agreement with Siemens Westinghouse Power Corporation and Siemens Aktiengesellschaft (collectively referred to as Siemens) to establish a global cooperation consisting of joint ownership of certain operating companies. These operating companies will provide service and repairs for heavy industrial gas turbines manufactured by other companies or for gas turbines based on the mature technologies of Siemens and its affiliates. The agreement has been approved by the European Commission which reviews mergers, acquisitions and joint ventures, and it is anticipated that the agreement will be effective in the second quarter of 2003. Chromalloy has a 49% ownership interest in Turbine Airfoil Coating & Repair LLC (TACR), an existing joint venture with Siemens. TACR coats new parts and repairs components of industrial gas turbines primarily for Siemens.

     Chromalloy has a 49% ownership interest in Masaood John Brown Ltd (MJB), a partnership with Mohammed Bin Masaood & Sons, which provides repair and maintenance services for industrial gas turbines from a facility in the United Arab Emirates. At December 31, 2002, Sequa has guaranteed MJB's bank line of credit in the amount of $7.0 million.

     Chromalloy has a 52.6% ownership interest, which does not equate to a controlling interest, in a component manufacturing operation that produces new replacement parts for jet engines. While Chromalloy's partners in this joint venture are major commercial airlines, whose industry has been under significant pressures, management believes that the venture is adequately capitalized.

Equity in Loss of Unconsolidated Joint Ventures   (cont'd)

     Chromalloy has two 50/50 joint ventures with Rolls-Royce plc: Turbine Surface Technologies Ltd (TST), which will provide advanced coatings for Rolls-Royce turbine components, and Turbine Repair Technologies Ltd (TRT), which provides advanced component repair services for certain Rolls-Royce engines. TST is expected to generate sales in 2003.

     Advanced Coatings Technologies (ACT), a 50% owned joint venture with United Technologies Corporation, owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts.

     On September 30, 2002, Chromalloy acquired the remaining 50% ownership interest in Pacific Gas Turbine Center, LLC (PGT), which overhauls and tests certain jet engines. The acquired assets and liabilities of PGT and the results of operations have been consolidated with those of Sequa from the acquisition date.

Other, Net

In 2002, Other, net included $3.3 million of gain related to the change in the fair market value of a gas swap; $2.8 million of income related to insurance litigation settlements concerning certain product liability claims relating to the closed operations of a predecessor company; $1.3 million of gain on the sale of a former joint venture engaged in the marketing of electric propulsion subsystems for satellites; $0.9 million of gain on the fair market value of forward foreign exchange contracts that did not qualify for cash flow hedge accounting; $0.6 million of gain on the sale of stock received from the demutualization of an issuer of corporate-owned life insurance policies and pension annuities; $1.5 million of charges for the amortization of capitalized debt issuance costs; $1.4 million of expense on the cash surrender value of corporate-owned life insurance; $1.3 million of discount expense on the sale of accounts receivable; and $1.0 million of charges for letters of credit and commitment fees.

     In 2001, Other, net included $4.6 million of income related to the demutualization of an issuer of corporate-owned life insurance policies and pension annuities; $4.3 million of gain on the sale of the Caval Tool Division of the Chromalloy Gas Turbine subsidiary; $4.1 million of discount expense related to the sale of accounts receivable; $3.6 million of expense on the fair market valuation of a natural gas swap and related option; $1.8 million of charges for the amortization of capitalized debt issuance costs; $1.2 million of expense on the cash surrender value of corporate-owned life insurance; and $1.0 million of charges for letters of credit and commitment fees.

Income Tax Benefit (Provision)

The 2002 income tax benefit of $4.1 million includes $4.1 million of tax benefit, related to an increase in domestic net operating loss carryforwards due to the resolution of issues and the related completion of an Internal Revenue Service audit, and $2.4 million of income relating to the reversal of income tax reserves no longer required, due to the completion of tax audits at two foreign units. The effect of these items is to increase basic earnings per share by $0.40 and $0.23, respectively.

Tax Settlement

In 2001, the IRS notified Sequa that a settlement agreement concerning the 1989 restructuring of two subsidiaries was approved. As a result of the settlement, $36.0 million, representing the reversal of reserves no longer required, was recorded as income through a reduction of the income tax provision. The amount is separately identified in the Consolidated Statement of Operations. The impact of the settlement was to increase basic earnings per share by $3.47 in 2001.

Effect of a Change in Accounting Principle

On January 1, 2002, Sequa adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The statement changed the accounting for goodwill from an amortization method to an impairment only approach.

     Sequa completed the transitional impairment review required under SFAS No. 142 and recorded a non-cash charge of $114.8 million (net of a related tax benefit on deductible goodwill of $8.0 million) as the effect of a change in accounting principle in the Consolidated Statement of Operations. The fair values of Sequa's reporting units were measured using an income approach based on a present value technique of estimated expected future cash flows. The transitional charge relates to the missile and space propulsion ($101.8 million) and automotive inflator ($3.1 million) reporting units of the Propulsion segment and the MEGTEC Systems ($9.1 million) and After Six ($0.8 million) reporting units of the Other Products segment. The effect of the change in accounting principle reduced basic earnings per share by $11.02 for the year ended December 31, 2002. Further information regarding the impact of this statement is contained in Note 8 to the Consolidated Financial Statements.

     Pursuant to SFAS No. 142, goodwill is to be reviewed for impairment on an annual basis. The review date may coincide with the anniversary of the implementation date (January 1) or another date may be selected. Sequa has selected October 1 as the date for subsequent reviews. Sequa reviewed its goodwill as of October 1, 2002 and determined that no further impairment of goodwill had occurred.

Loss from Discontinued Operations

Sequa's investment in discontinued operations primarily relates to a leveraged lease portfolio that will be liquidated over the next 12 years as rentals are received and residual values are realized. The leveraged lease cash flow stream, excluding estimated residual values, services the payment of principal and interest on a non-recourse loan that securitized the lease portfolio.

     Sequa's investment in the leveraged lease portfolio is subject to risks associated with the ultimate realizability of estimated residual values as well as the continuing creditworthiness of the various lessees. Certain of the leases concern aircraft leased to major commercial airlines including one with United Airlines (UAL). In December 2002, UAL filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (Chapter 11). In December 2002, Sequa recorded an $11.0 million after-tax charge of which $6.3 million relates to the write-off of the net investment in the UAL lease. The balance of the after-tax charge relates to a permanent decline in the realizability of remaining aircraft residual values. The effect of the after-tax charge from discontinued operations reduced basic earnings per share by $1.05.

Risk/Concentration of Business

Sequa's largest operation, Chromalloy Gas Turbine Corporation, with 2002 sales and operating income of $675.2 million and $45.3 million, respectively, and total assets at December 31, 2002 of $806.2 million, has experienced significant difficulties in its operating environment since the terrorist attacks of September 11, 2001, which had a severe, immediate and extended impact on the airline industry compounded by a general economic slowdown. The downturn in air travel has had a significant impact on both Chromalloy's repair, and original equipment component manufacturing operations which derived approximately 80% of their 2002 sales from the commercial aviation market. The large repair business is directly related to the number of hours jet engines are flown and the original equipment component manufacturing business is related to the number of new jet engines placed in service. The economic impact on Chromalloy has been partially offset by cost cutting measures. In light of the continuing difficulties and intense pricing pressures in the commercial airline market, a return to the pre-September 11, 2001 level of operating income is not expected in 2003. Furthermore, a prolonged decline in the level of air travel will continue to have an adverse impact on the operations of Chromalloy and on its joint ventures ($11.1 million investment at December 31, 2002) that serve the airline industry.

     In March 2003, Standard & Poor's Ratings Services (S&P) placed its ratings on 12 airlines on "CreditWatch with negative implications." S&P cited the looming war with Iraq and its estimation that already weak airlines will incur substantial losses and cash outflow, due to declines in air travel.

     At February 28, 2003, trade receivables due from major commercial airlines totaled approximately $43 million. The poor business conditions in the airline industry and the possibility of bankruptcy filings by other carriers who are customers of Chromalloy could adversely affect the ability of Chromalloy to realize some of these receivables.

     UAL, which filed Chapter 11 in December 2002, accounted for approximately $25 million or 4% of Chromalloy's sales in 2002 (5% of 2001 sales). The pre-petition net trade accounts receivable balance is nominal. The impact of the UAL filing on Chromalloy's operations is uncertain at this time.

     Chromalloy competes for turbine engine repair business with a number of other companies, including the OEMs. The OEMs generally have obligations (contractual and otherwise) to approve vendors to perform repair services on their engines and components. Chromalloy has a number of such approvals, including licensing agreements, which allow it to repair certain components of flight engines. The loss of a major OEM's approval to repair components for its engines could have an adverse effect on Chromalloy, although management believes it has certain actions available to it to mitigate this effect.

     Sequa is engaged in the automotive airbag inflator business through ARC. ARC's largest customer for airbag inflators is Breed and its subsidiaries which are supplied under long-term contracts. Breed and its subsidiaries accounted for $76.1 million or 25% of ARC's sales in 2002 and $95.5 million or 33% of sales in 2001.

Risk/Concentration of Business   (cont'd)

     Precoat Metals markets its coating services to steel and aluminum producers and distributors, building products manufacturers, merchant can makers and manufacturers of other diverse products. The steel manufacturers have experienced difficult economic pressures and the industry is undergoing a period of consolidation. Precoat Metals has worked to insulate its accounts receivable exposure. Furthermore, Precoat Metals primarily acts as a toll coater for its steel mill customers and therefore does not own significant stores of coil inventory to serve this market.

     On March 6, 2002, National Steel filed Chapter 11. National Steel is Precoat Metals' largest customer, accounting for approximately $82 million or 35% of 2002 sales (37% of 2001 sales). The pre-petition trade receivable balance with National Steel was nominal and Precoat Metal's operations have not been adversely impacted. AK Steel has been granted "stalking horse" rights by the Bankruptcy Court for the purchase of National Steel's assets contingent on AK Steel reaching a new labor agreement with the United Steel Workers of America. US Steel has also indicated its interest in acquiring National Steel's assets should AK Steel be unsuccessful in its negotiations.

     Sequa's investment in discontinued operations primarily relates to a leveraged lease portfolio that is subject to risks associated with the ultimate realizability of estimated residual values as well as the creditworthiness of the lessees. Several of the leases are for aircraft leased to major commercial airlines including one with UAL. In December 2002, Sequa recorded an $11.0 million after-tax charge related to its investment in the UAL lease as well as a permanent reduction in other aircraft residuals. In February 2003, American Airlines, Inc. (AA) issued a term sheet to parties involved in its leveraged lease financings as part of a process to implement a consensual restructuring of its obligations to its stakeholders. The term sheet outlines net present value savings that AA is seeking as part of its restructuring. Management does not believe that the AA term sheet is indicative of the value the leveraged lease arrangement provides to AA and, it is premature to estimate the impact on Sequa's investment in discontinued operations of a potential bankruptcy by AA. At December 31, 2002, Sequa's remaining investment in aircraft leases with major commercial airlines is $39.7 million of which $16.2 million relates to AA.

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
Sequa has established a control environment which assigns senior executives and in certain instances operational management responsibility for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Sequa does not buy, hold or sell derivative financial instruments for trading purposes. Sequa's primary foreign currency exposures relate to the British pound and to the Euro. To mitigate the short-term effect of changes in currency exchange rates, Sequa utilizes forward foreign exchange contracts and derivatives thereof, to manage its exposure to certain existing assets and liabilities and to hedge firm commitments and forecasted transactions denominated in currencies other than the

Derivative and Other Financial Instruments   (cont'd)

functional currency. Depending on the volatility of the market, Sequa utilizes natural gas swap agreements to convert a portion of its natural gas requirements to fixed rates. Depending on the use of a derivative and whether it has been designated and qualifies as an efficient hedge, gains and losses resulting from changes in the value of the derivative are recognized currently in earnings or reported in Accumulated Other Comprehensive Income (Loss), a separate component of shareholders' equity.

     A hypothetical 10% uniform decrease in all foreign currency exchange rates relative to the US dollar would have decreased the fair value of Sequa's financial instruments by approximately $11.9 million as of December 31, 2002 and $10.6 million as of December 31, 2001. The sensitivity analysis relates only to Sequa's exchange rate-sensitive financial instruments, which include cash and debt amounts denominated in foreign currencies and all open foreign forward exchange contracts at December 31, 2002 and 2001. The effect of this hypothetical change in exchange rates ignores the effect this movement may have on the value of net assets, other than financial instruments, denominated in foreign currencies and does not consider the effect this movement may have on anticipated foreign currency cash flows.

     At December 31, 2002 and 2001, substantially all of Sequa's debt was at fixed rates, and Sequa currently does not hold interest rate derivative contracts. Accordingly, a change in market interest rates would not materially impact Sequa's interest expense but would affect the fair value of Sequa's debt. Generally, the fair market value of fixed-rate debt increases as interest rates fall and decreases as interest rates rise. The estimated fair value of Sequa's total debt was approximately $672 million at December 31, 2002 and $660 million at December 31, 2001. A hypothetical 1% increase in interest rates would have decreased the fair value of Sequa's total debt by approximately $29.6 million at December 31, 2002 and $32.1 million at December 31, 2001. A hypothetical 1% decrease in interest rates would have increased the fair value of Sequa's total debt by approximately $31.4 million at December 31, 2002 and $34.3 million at December 31, 2001. The fair value of Sequa's total debt is based primarily upon quoted market prices of Sequa's publicly traded securities. The estimated changes in the fair values of Sequa's debt are based upon changes in the present value of future cash flows as derived from the hypothetical changes in market interest rates.

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

Environmental Matters   (cont'd)

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the fourth quarter of 2001, Sequa recorded a charge of $13.3 million to increase its accruals for remediation costs. The charge included $9.7 million of estimated cost to remediate soil and groundwater contamination from ammonium perchlorate (AP), a raw material used to produce missile and rocket fuel. Although no federal or state environmental standards have been finalized for AP, recent studies indicating that the chemical may interfere with human thyroid function have prompted Sequa to begin cleanup actions at its solid propellant facilities. At December 31, 2002, the potential exposure for all remediation costs is estimated to range from $16 million to $28 million, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $23.1 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, Sequa's actual cash expenditures for remediation of previously contaminated sites were $8.0 million in 2002, $4.0 million in 2001 and $3.3 million in 2000. Sequa anticipates that remedial cash expenditures will be between $5 million and $8 million during 2003 and between $5 million and $7 million during 2004. Sequa's capital expenditures for projects to eliminate, control or dispose of pollutants were $1.3 million, $2.4 million and $2.2 million in 2002, 2001 and 2000, respectively. Sequa anticipates annual environment-related capital expenditures to be approximately $2.5 million during 2003 and $1.8 million during 2004. Sequa's operating expenses to eliminate, control and dispose of pollutants were approximately $11 million in 2002, $11 million in 2001 and $10 million in 2000. Sequa anticipates that environmental operating expenses will be approximately $12 million per year during 2003 and 2004.

Backlog

The businesses of Sequa for which backlogs are significant are the Turbine Airfoils, TurboCombustor Technology and Castings units of the Aerospace segment; the solid and liquid rocket motor operations of the Propulsion segment; and the Sequa Can Machinery, MEGTEC and After Six units of the Other Products segment. The aggregate dollar amount of backlog in these units was $254.2 million at December 31, 2002 and $212.4 million at December 31, 2001. Increases in backlog at the Propulsion segment, Sequa Can Machinery and After Six were partially offset by a decline at MEGTEC. Sales of After Six are seasonal, with stronger sales in the first six months of the year; accordingly, this unit's backlog is normally higher at December 31 than at any other time of the year.

Liquidity and Capital Resources

Net cash provided by operating activities was $79.9 million in 2002, compared with $88.1 million in 2001. Higher operating income levels and a decrease in taxes paid, which included a Federal tax refund received in 2002, were more than offset by increased working capital requirements primarily related to pension contributions. Cash used for investing activities was $87.1 million

Liquidity and Capital Resources   (cont'd)

in 2002, compared with $57.8 million in 2001. The $29.3 million increased usage primarily relates to the proceeds on the sale of the Caval Tool Division of the Chromalloy Gas Turbine subsidiary in 2001. Net cash from financing activities was $8.5 million in 2002, compared with $52.0 million in 2001. The $43.6 million decrease reflects the $196.8 million net proceeds from the April 2001 debt offering and subsequent repayment in 2001 of amounts outstanding under Sequa's medium-term note issue, revolving credit and receivables purchase agreements, as well as an increase in receivables sold in 2002. Net cash provided by the effect of exchange rate changes was $10.5 million in 2002, compared with $5.2 million used in 2001. The $15.7 million increase primarily reflects the strengthening of the British pound and the Euro relative to the US dollar in 2002 from 2001 and a modest weakening of these same currencies relative to the US dollar in 2001 from 2000.

     In January 2002, Sequa cancelled its $75 million revolving credit agreement. Adverse economic conditions precluded Sequa from being in compliance with certain financial covenants of the agreement in the fourth quarter of 2001, and the facility was not used during that period. Sequa has held intermittent discussions with a group of banks regarding a new secured credit facility; however, given the sufficient level of liquidity, management has chosen not to enter into a new agreement at this time.

     In the third quarter of 2002, Fitch Ratings downgraded the senior unsecured debt of Sequa to BB- from BB+ and revised its Rating Outlook to Negative from Stable. Fitch Ratings cited Sequa's weakened financial performance over the previous 18 months, the cyclical nature of each of Sequa's businesses, particularly commercial aerospace, and the underfunded status of Sequa's defined benefit pension plans. In the second quarter of 2002, Standard & Poor's lowered its long-term corporate credit and senior unsecured debt ratings on Sequa to BB- from BB.

     In March 2003, S&P placed its ratings on 14 commercial aviation suppliers, including Sequa, on "CreditWatch with negative implications." S&P cited the looming war with Iraq as likely to have a significant impact on commercial aviation which, in turn, would put additonal pressures on companies serving that industry.

     The absence of a revolving credit agreement and the downgrade in debt ratings have impacted Sequa's ability to issue new unsecured letters of credit and surety bonds for financial guarantees. While Sequa's letters of credit generally renew on an annual, evergreen basis, it is possible that some issuers may require collateral in the future. In December 2002, Sequa deposited $8.4 million with an insurance carrier when the surety market for financial guarantees became extremely tight and Sequa was unable to renew a surety bond. The amount is being held in an interest bearing account as cash collateral against future expected claims and is refundable upon the issuance of a letter of credit.

     At December 31, 2002, Sequa was contingently liable for $31.3 million of outstanding letters of credit and $4.6 million of surety bonds not reflected in the accompanying Consolidated Balance Sheet. In addition, Sequa has guaranteed a $7.0 million bank line of credit for its MJB joint venture. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to the outstanding letters of credit, surety bonds or the guarantee.

Liquidity and Capital Resources   (cont'd)

     Sequa Receivables Corp. (SRC), a wholly owned special purpose corporation, has a Receivables Purchase Agreement extending through November 2003 under which it may sell up to $120 million of an undivided percentage ownership interest in Sequa's eligible trade receivables through a bank sponsored facility. Under the terms of the agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any distribution to Sequa. Management has held preliminary discussions regarding a renewal of the facility and expects that an agreement will be in place, similar in terms and in an amount commensurate with underlying receivables balances, upon the expiration of the current Receivables Purchase Agreement. Alternatively, subject to liquidity requirements, a new secured bank credit facility may replace the Receivables Purchase Agreement and provide for additional funds including the issuance of letters of credit. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125," transactions under the Receivables Purchase Agreement qualify as a sale of receivables. Trade receivables included in the December 31, 2002 Consolidated Balance Sheet are net of $80.0 million of receivables sold under the agreement.

     Capital expenditures amounted to $73.6 million in 2002, with spending concentrated in the Aerospace, Propulsion and Metal Coating segments. These funds were primarily used to upgrade existing facilities and equipment and to expand airbag inflator capacity. Sequa currently anticipates that capital spending in 2003 will be approximately $85 million and will be concentrated in the Aerospace and Propulsion segments.

     In 2002, Sequa contributed $21.9 million to its domestic qualified defined benefit pension plans. Due to the present underfunded status of these plans, management anticipates that additional pension contributions will total approximately $27 million in the next 12 months and will be contributed primarily in the third quarter of 2003.

     Due to 2002 declines in the equity markets as well as lower interest rates utilized to value year-end pension liabilities, Sequa recorded a $65.1 million after-tax fourth-quarter charge through other comprehensive income, a component of shareholders' equity, to increase pension liabilities to required levels in the Consolidated Balance Sheet.

     In October 2002, Sequa purchased and cancelled $2.0 million of its 9% Senior Notes due in 2009. Management regarded the purchase to be at a satisfactory price. Although Sequa has no formal plan to purchase its outstanding notes or other securities, management may, depending on market conditions and other factors, from time to time, purchase its notes or other securities in the open market or through privately negotiated transactions.

     Management currently anticipates that cash flow from operations; the $26.0 million available at March 20, 2003 under the Receivables Purchase Agreement and the Agreement's expected fourth quarter renewal in an amount commensurate with underlying receivable balances or, alternatively, subject to liquidity requirements, a new secured bank credit facility that may replace the Receivables Purchase Agreement and provide for additional funds including the issuance of letters of credit; and the $101.7 million of cash and cash equivalents on hand at February 28, 2003 will be sufficient to fund Sequa's operations for 2003 including the $62.6 million of interest payments due on the outstanding 9% and 8 7/8% Senior Notes; $85 million of estimated capital expenditures; the $27 million of estimated pension contributions; and any future requirements of collateral on letters of credit and surety bonds which totaled $35.4 million at February 28, 2003.

Significant Accounting Policies and Estimates

Sequa believes that the application of the following accounting policies is important to its financial position and results of operations and requires significant judgments and estimates on the part of management. For a summary of all of Sequa's significant accounting policies see Note 1 to the Consolidated Financial Statements included on pages 44 through 48 of this Annual Report on Form 10-K.

Allowance for Doubtful Accounts

Certain of Sequa's operating segments provide services to industries that are or have been experiencing difficult economic pressures. The Aerospace segment performs repair and other services for the commercial airline industry and the Metal Coating segment counts major steel mills among its customers. See the Risk/Concentration of Business section of this MD&A on pages 22 and 23 of this Annual Report on Form 10-K for further discussion. Many of Sequa's customers are large, well-known companies, and the customer base is monitored through a review of account balance agings, an assessment of customer financial condition, and interactions with the customers. Reserves are established through a combination of specific identification of problem accounts and percentages of aging brackets.

Inventory Reserves

The Aerospace segment (Chromalloy Gas Turbine) maintains significant inventories of parts to serve the repair market. In order to ensure that any obsolete or slow moving inventory is properly identified and valued, Chromalloy has in place a policy that mandates minimum reserve requirements based on usage. The policy provides for a consistent and systematic approach to valuing inventory, with reserves reassessed quarterly and at year-end for adequacy. Management believes that, while demand for certain repair services and manufactured parts has been volatile during the past year and can remain volatile while the industry is disrupted, the long-term outlook for the industry is positive. However, a further decline in air travel would have an adverse impact on inventory reserve requirements.

Revenue Recognition

The Propulsion segment is engaged in the military contract market to produce propulsion systems primarily for tactical weapons. Long-term contracts are accounted for on the percentage-of-completion method, whereby sales are primarily recognized based upon costs incurred as a percentage of estimated total costs and gross profits are recognized under a more conservative "efforts-expended" method, primarily based upon direct labor costs incurred as a percentage of estimated total direct labor costs. Changes in estimates for sales, costs and gross profit are recognized in the period in which they are determinable using the cumulative catch-up method.

Goodwill

SFAS No. 142 requires that goodwill and other intangible assets be tested for impairment on an annual basis. Sequa recorded a $114.8 million after-tax transitional impairment charge effective with the January 1, 2002 adoption of SFAS No. 142. Sequa updated its review of goodwill on its selected annual test date of October 1, 2002 and noted no further impairment. In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. If these

Goodwill   (cont'd)

estimates and assumptions change in the future due to such factors as a decline in general economic conditions; a long-term or permanent decline in air travel; competitive pressures on sales and margins; and other factors beyond management's controls, an impairment charge may be required. Details of remaining goodwill balances by segment are included in Note 24 to the Consolidated Financial Statements on page 75 of this Annual Report on Form 10-K and is incorporated herein by reference.

Income Taxes

Sequa has significant domestic net operating loss carryforwards, as well as deferred tax assets established through other comprehensive income in recording a minimum required pension liability. Management believes that such carryforwards and deferred tax assets will be utilized before their expiration through future reversals of existing taxable temporary differences, future earnings and available tax planning strategies. Sequa's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions; the state of the airline industry and other major markets; competitive pressures on sales and margins; and other factors beyond management's control. There can be no assurance that Sequa will meet its expectations for future domestic taxable income in the carryforward period or that available tax strategies can be enacted. However, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income and available tax strategies will be sufficient to fully realize the domestic operating loss carryforwards and deferred tax assets at December 31, 2002.

Environmental
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

Other Information

Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), was issued in June 2002. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than on the date of an entity's commitment to an exit plan. The initial

Other Information   (cont'd)

liability is to be measured at fair value. SFAS No. 146 is not expected to have a material impact on Sequa's consolidated financial statements. This statement is effective for exit or disposal activities initiated after December 31, 2002, and Sequa adopted this accounting standard on January 1, 2003.

     SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," was issued in December 2002 and amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based compensation. While the statement does not require companies to account for employee stock options using the fair value method, it does require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim statements. Sequa currently follows Accounting Principles Board (APB) Opinion No. 25, which measures compensation cost for stock options as the excess, if any, of the quoted market price of a company's stock at the grant date over the amount an employee must pay to acquire the stock. As Sequa's stock option plans require the option price to be no less than the fair market value at the date of grant, no compensation expense is recognized for stock options granted. Sequa has not issued significant numbers of stock options in the last three years and may reassess its accounting policy in the future. SFAS No. 148 is effective for fiscal years ending after December 15, 2002, and the disclosure requirements are included in Notes 1 and 16, pages 47, 48, 64 and 65, to the Consolidated Financial Statements in this Annual Report on Form 10-K which are incorporated by reference.

Forward-Looking Statements

This document includes forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of historical fact contained in this Report and other periodic reports filed by Sequa under the Securities Exchange Act of 1934, as amended, and other written or oral statements made by Sequa or on its behalf, are forward-looking statements. When used herein, the words "anticipates," "expects," "believes," "goals," "intends," "plans," or "projects" and similar expressions are intended to identify forward-looking statements. These include, among others, statements relating to:

    Future earnings and other measurements of financial performance

    The effect of economic downturns or growth in particular markets

    Future cash flow and uses of cash

    Pension plan assumptions and future contributions

    Restructuring costs and savings

    The outcome of contingencies

    Future levels of indebtedness and capital spending

    Product developments and new business opportunities

Forward-Looking Statements   (cont'd)

It is important to note that forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause our actual results to differ materially from the views, beliefs and estimates expressed or implied in such forward-looking statements. Although Sequa believes that the assumptions on which any forward-looking statements in this Report and other periodic reports filed by Sequa are reasonable, no assurance can be given that such assumptions will prove correct. All forward-looking statements in this Report are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Report.

Web Access to Securities and Exchange Commission Filings

Sequa's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports, are available free of charge or through Sequa's web site (www.sequa.com) as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

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

     Sales of the Propulsion segment increased 5% in 2001, as sales of automotive airbag inflators rose 10% due to the February 1, 2001 acquisition by an ARC affiliate of certain assets and the automotive inflator business of BAG S.p.A., an Italian operation that was previously 50% owned by ARC. Domestic automotive inflator sales declined 16% because of the absence of sales to BAG S.p.A. in the last 11 months of 2001. Propulsion sales were on a par with 2000.

     Sales of the Metal Coating segment increased 6% in 2001, primarily driven by a strong advance in sales to the building products market, and the consolidation of a former equity affiliate, Midwest Metal Coatings (MMC), for the last seven months of 2001. The increase in building products primarily reflects market share gains and strong demand from the component segment of the market. Sales to the container market registered a small advance, as the benefit derived from the temporary shutdown of coating capacity at a customer's facility more than offset general weakness in the container market. Sales to the manufactured products market were on a par with the prior year. The fourth quarter was particularly strong for the Metal Coating segment, with double digit increases in sales to each of the major markets served.

     Sales of the Specialty Chemicals segment declined 1% in 2001, as a 4% increase in local currency sales was more than offset by the translation of local currency amounts to US dollars. The local currency increase was due entirely to the addition of two specialty chemicals marketing units acquired in 2001 and 2000. Sales of detergent chemicals declined 3% for the year, though a rebound in fourth-quarter demand tempered the impact of mid-year market weakness. The marketing units were unfavorably affected by the weak Euro and a softening in demand which began in the second quarter.

Sales   (cont'd)

     Sales of the Other Products segment declined 9% in 2001, with each of the major units down from the preceding year. Sales of MEGTEC Systems declined 3% (8% excluding sales from the recently acquired roll handling group), with lower sales to all major markets: graphic arts, emission controls, and industrial products. Fourth-quarter sales declined 21% (34% excluding the impact of the roll handling group) reflecting both very weak market conditions and the effect of comparison against a particularly strong fourth quarter of 2000. Backlog at year-end was down 32% from year-end 2000, primarily reflecting weakness in demand from the graphic arts market. Sales of Sequa Can Machinery declined 6% in 2001 with lower sales to the can forming and decorating equipment and spare parts markets tempered by a 7% increase in specialty can systems. Sales at automotive supplier Casco Products declined 12%, due primarily to a significant decline in sales to the North American market. Foreign units registered a small advance, as local currency increases were tempered by the impact of the stronger dollar on translation of the results ($1.5 million). Sales of the men's apparel unit, After Six, declined 33% for the year and 53% for the fourth quarter, due to a sharp decline in demand for formalwear. Backlog at this unit was down 45% from year-end 2000.

Operating Income

Overall operating income declined $77.3 million or 75% in 2001. The major elements in the decline were: restructuring and related asset impairment charges of $22.4 million ($19.2 million higher than in 2000); a $13.3 million provision for environmental clean-up ($12.3 million higher than in 2000); and an unfavorable swing in results (exclusive of the restructuring and environmental provisions) of $20.9 million in the Propulsion segment and $27.7 million in the Other Products segment. A detailed review of operating results for each segment follows.

     Operating income in the Aerospace segment declined 3% in 2001. Results for 2001 include a restructuring charge of $4.0 million and related asset impairment charges of $0.4 million. These costs were for a 376 person (approximately 6%) reduction in Chromalloy Gas Turbine's workforce and the closing of a small facility. On a pro forma basis to exclude these charges, operating income increased 4% in 2001. The segment benefited from the absence of product development costs ($3.0 million in the first six months of 2000) at a component manufacturing unit now treated as an equity investment, and improved profitability at units engaged primarily in OEM activities. These benefits were tempered by lower profits at units primarily engaged in component repair for both the commercial airlines and industrial gas turbine aftermarkets. While declines at these repair units in the first nine months were due entirely to the absence of approximately $3.0 million of operating income from business transferred to joint ventures in 2000, the fourth-quarter decline reflected the dislocations in the commercial airline market following the September 11, 2001 terrorist attacks, partially offset by cost-cutting actions and the resolution of certain contractual matters and cost estimates which allowed previously established reserves of $1.3 million to be reversed.

     The Propulsion segment reported a $21.0 million loss in 2001, compared with a $10.0 million profit in 2000. The unfavorable swing primarily reflects losses at the automotive airbag inflator operations, a fourth-quarter environmental cleanup provision of $10.2 million, $3.2 million in asset impairment charges and a decline in profits in the rocket motor propulsion unit. Losses at

Operating Income   (cont'd)

the automotive airbag inflator operations primarily reflect three major factors: the consolidation of the Italian inflator operation beginning February 1, 2001; an unfavorable shift in the mix of domestic airbag inflator sales; and a $2.2 million asset impairment charge. The $10.2 million provision for environmental cleanup was primarily related to the establishment of a $9.7 million reserve to remediate soil and groundwater contamination from ammonium perchlorate (AP), a raw material used in the production of solid rocket motor propellant. Although no federal or applicable state environmental standards have been finalized for AP, studies indicating that the chemical may interfere with human thyroid function prompted the unit to begin cleanup actions at its two affected solid propellant facilities. Excluding the environmental provision, the decline in operating profit in the rocket propulsion portion of the business is primarily related to a $1.0 million asset impairment charge, and to lower margins in the liquid propulsion market primarily caused by cost overruns on a commercial satellite program in the second half of 2001.

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

     The Other Products segment posted a $19.7 million loss in 2001, whereas this segment had operating income of $19.2 million in 2000. Each of the four operating units recorded losses in 2001, whereas each recorded profits in 2000. Of the $38.9 million swing in operating results, $11.2 million reflects restructuring actions taken at the four units. MEGTEC had an unfavorable $7.8 million swing in operating results, which included a $3.2 million restructuring charge to reduce the work force by 5%. Without this charge the unit was at approximately breakeven in 2001, due to the impact of a sharp decline in sales in the fourth quarter and a shift to lower margined products. The Sequa Can Machinery operation registered an unfavorable swing of $12.0 million in operating results. This was primarily attributable to: restructuring and related asset impairment charges of $2.6 million for headcount reductions and the closing of a facility; the impact of lower sales and a significantly lower level of manufacturing activity in can forming and decorating products on absorption and gross profit; increased provisions for slow moving inventory; and lower spare parts sales. Casco, the automotive products unit, recorded an $11.7

Operating Income   (cont'd)

million unfavorable swing in operating results in 2001. This included a restructuring charge of $3.6 million and related asset impairment charges of $1.1 million to cover the impact of headcount reductions and the write-down of equipment used in processes being outsourced. The balance of the decline is attributable to a loss at the domestic operation, where sales declined sharply and pressure on costs and margins continued. Results at After Six, the men's apparel unit, were down $7.3 million, primarily due to a 33% drop in sales, manufacturing inefficiencies, and increased inventory markdowns and bad debt provisions. Restructuring and related asset impairment charges totaled $0.7 million for this unit, which resulted from the decision to manufacture a large portion of the unit's products offshore.

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

     Chromalloy has investments in a number of unconsolidated joint ventures, which amounted to $44.5 million and $41.5 million at December 31, 2001 and 2000, respectively. The combination of income and losses of these joint ventures resulted in net equity income of $0.7 million in 2001 and net equity losses of $0.2 million in 2000.

     In June 2001, Precoat Metals acquired the remaining 50% ownership interest in Midwest Metal Coatings (MMC), which coats coils of heavy gauge steel for structural components used in the building products market. The results of operations have been fully consolidated with those of Sequa from the acquisition date. Sequa's investment in MMC was $9.0 million at December 31, 2000. Sequa's equity share of net income from MMC was $0.5 million in 2001 and $0.3 million in 2000.

Other, Net

In 2001, Other, net included $4.6 million of income related to the demutualization of an issuer of corporate-owned life insurance policies and pension annuities; $4.3 million of gain on the sale of the Caval Tool Division of the Chromalloy Gas Turbine subsidiary; $4.1 million of discount expense related to the sale of accounts receivable; $3.6 million of expense on the fair market valuation of a natural gas swap and related option; $1.8 million of charges for the amortization of capitalized debt issuance costs; $1.2 million of expense on the cash surrender value of corporate-owned life insurance; and $1.0 million of charges for letters of credit and commitment fees.

     In 2000, Other, net included $7.5 million of discount expense related to the sale of accounts receivable; $1.6 million of expense on the cash surrender value of corporate-owned life insurance; $1.1 million of charges for the amortization of capitalized debt issuance costs; $1.0 million of charges for letters of credit and commitment fees; $1.0 million of income related to the final resolution of matters associated with the sale of a Chromalloy Gas Turbine business in the United Kingdom; $1.0 million of income related to a minority interest in the component manufacturing operation for the period during which the operation was majority owned; and a $0.9 million gain related to the sale of a partial ownership interest in this operation.

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

     On April 2, 2001, Sequa completed an offering of $200 million of 8 7/8% Senior Notes due April 1, 2008 through a private placement under Rule 144A of the Securities Act of 1933, as amended (the Securities Act). Net proceeds received on April 2, 2001 from the 8 7/8% Senior Notes offering amounted to $196.8 million. The proceeds were used to repay approximately $100 million outstanding under Sequa's revolving credit agreement; to redeem $66.4 million of 10.1% medium-term notes when they matured in mid-May 2001; and for general corporate purposes including a reduction in the amount outstanding under the receivables purchase agreement. Concurrent with the completion of the 8 7/8% Senior Notes offering, Sequa's revolving credit facility was reduced to $75 million from $150 million.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See discussion appearing on pages 23 and 24 of this Annual Report on Form 10-K under the heading "Derivative and Other Financial Instruments," and Note 13 to the Consolidated Financial Statements on pages 58 and 59 of this Annual Report on Form 10-K, which are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF THE INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Sequa Corporation

We have audited the accompanying consolidated balance sheet of Sequa Corporation and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. The consolidated financial statements of Sequa Corporation and Subsidiaries as of December 31, 2001 and for the two years then ended were audited by other auditors who have ceased operations. Those auditors have expressed an unqualified opinion on those financial statements in their report dated March 11, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sequa Corporation and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As described in Notes 1 and 8 to the consolidated financial statements, effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

As discussed above, the financial statements of Sequa Corporation and Subsidiaries as of December 31, 2001, and for the two years then ended were audited by other auditors who have ceased operations. As described in Note 8, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 8 with respect to 2001 and 2000 included (a) agreeing the previously reported income from continuing operations to the previously issued financial statements and the adjustments to reported income from continuing operations representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted income from continuing operations to reported income from continuing operations, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 8 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on those financial statements taken as a whole.
Ernst & Young LLP
New York, New York
March 11, 2003

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA   (cont'd)

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

ARTHUR ANDERSEN LLP
New York, New York
March 11, 2002

Note:  Reprinted above is a copy of the report previously expressed by such firm which has ceased operations. The reprinting of this report is not equivalent to a current reissuance of such report as would be required if such firm was still operating. The consolidated balance sheet as of December 31, 2001 and the consolidated statements of earnings, cash flows and shareholders' equity for the two years ended December 31, 2001 referred to in this report have been included in the accompanying financial statements. Because such firm has not consented to the inclusion of this report in this Form 10-K, the reader's ability to make a claim against such firm may be limited or prohibited.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet

(Amounts in thousands)
At December 31,	2002	2001

Assets
Current assets
Cash and cash equivalents	$138,814	$127,103
Trade receivables, net (Note 2)	214,598	217,064
Unbilled receivables, net (Note 3)	31,736	34,379
Inventories (Note 4)	380,900	375,602
Deferred income taxes (Note 10)	56,785	55,704
Other current assets	36,310	34,098

Total current assets	859,143	843,950

Investments
Investments and other receivables
(Note 5)	66,496	64,473
Assets of discontinued operations
(Note 6)	119,098	138,090

	185,594	202,563

Property, plant and equipment, net
(Note 7)	500,699	488,383

Other assets
Goodwill (Note 8)	181,056	298,231
Deferred income taxes (Note 10)	38,186	-
Deferred charges and other assets	30,907	42,754

	250,149	340,985

Total assets	$1,795,585	$1,875,881

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet

(Amounts in thousands, except share data)
At December 31,	2002	2001

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt
(Note 9)	$3,014	$2,659
Accounts payable	146,791	132,569
Taxes on income (Note 10)	18,125	18,079
Accrued expenses (Note 11)	210,104	195,887

Total current liabilities	378,034	349,194

Noncurrent liabilities

Long-term debt (Note 9)	704,335	707,986
Deferred income taxes (Note 10)	-	24,277
Other noncurrent liabilities (Note 12 and 14)	213,367	149,962

Total noncurrent liabilities	917,702	882,225

Shareholders' equity (Notes 15, 16 and 17)
Preferred stock--$1 par value,
1,825,000 shares authorized; 797,000
shares of $5 cumulative convertible stock
issued at December 31, 2002 and 2001
(involuntary liquidation value--$17,181
at December 31, 2002)	797	797
Class A common stock--no par value,
50,000,000 shares authorized; 7,321,000
shares issued at December 31, 2002 and
7,284,000 shares issued at December 31, 2001	7,321	7,284
Class B common stock--no par value
10,000,000 shares authorized; 3,727,000
shares issued at December 31, 2002 and 2001	3,727	3,727
Capital in excess of par value	290,216	288,179
Retained earnings	374,034	492,640
Accumulated other comprehensive loss	(97,940)	(69,503)

	578,155	723,124
Less: cost of treasury stock	78,306	78,662

Total shareholders' equity	499,849	644,462

Total liabilities and shareholders' equity	$1,795,585	$1,875,881

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Statement of Operations
(Amounts in thousands, except per share data)
Year ended December 31,	2002	2001	2000

Sales	$1,688,498	$1,755,775	$1,773,138

Costs and expenses (Note 19)
Cost of sales	1,395,220	1,478,884	1,423,342
Selling, general and administrative	232,050	250,953	246,608

	1,627,270	1,729,837	1,669,950

Operating income	61,228	25,938	103,188

Other income (expense)
Interest expense	(63,651)	(63,274)	(56,396)
Interest income	3,510	5,198	5,074
Equity in loss of unconsolidated joint ventures (Note 5)	(77)	(695)	(1,951)
Other, net (Note 20)	4,072	(2,818)	(7,868)

	(56,146)	(61,589)	(61,141)

Income (loss) from continuing operations
before income taxes	5,082	(35,651)	42,047

Income tax benefit (provision) (Note 10)	4,100	7,700	(18,000)
Tax settlement (Note 10)	-	36,000	-

Income from continuing operations	9,182	8,049	24,047

Loss from discontinued operations, net of
income taxes (Note 6)	(10,960)	-	-

(Loss) income before the effect of a change
in accounting principle	(1,778)	8,049	24,047

Effect of a change in accounting principle, net of
income taxes (Note 8)	(114,764)	-	-

Net (loss) income	(116,542)	8,049	24,047

Preferred dividends	(2,064)	(2,064)	(2,064)

Net (loss) income available to common stock	$(118,606)	$5,985	$21,983

Basic and diluted earnings (loss) per share (Note 22)
Income from continuing operations	.68	$.58	$2.12
Loss from discontinued operations	(1.05)	-	-
Effect of a change in accounting principle	(11.02)	-	-

Net (loss) income	$(11.39)	$.58	$2.12

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Statement of Cash Flows

(Amounts in thousands)
Year ended December 31,	2002	2001	2000

Cash flows from operating activities
Income (loss) from continuing operations before income taxes and the effect of a non-cash change in accounting principle	$5,082	$(35,651)	$42,047
Adjustments to reconcile income (loss) to net cash provided by provided by operating activities
Depreciation and amortization	84,313	98,560	88,617
Provision for losses on receivables	5,145	4,655	5,228
Gain on sale of businesses	(1,111)	(4,250)	-
Gain on sale of assets	(385)	(156)	(80)
Equity in loss of unconsolidated joint ventures	77	695	1,951
Non-cash restructuring and related impairment charges
charges	4,080	14,661	-
Other items not providing cash	(4,388)	(1,608)	(1,861)
Changes in operating assets and liabilities, net of businesses businesses acquired and sold:
Receivables	(1,873)	76,283	(45,069)
Inventories	9,858	(2,876)	(67,646)
Other current assets	(835)	2,909	(4,738)
Accounts payable and accrued expenses	9,925	(62,893)	28,594
Other noncurrent liabilities	(21,678)	19,550	(4,948)

Net cash provided by continuing operations before income taxes income taxes and the effect of a non-cash change
in accounting principle	88,210	109,879	42,095
Net cash provided by (used for) discontinued operations
operations before income taxes	1,918	(1,370)	2,609
Income taxes paid, net	(10,257)	(20,431)	(2,363)

Net cash provided by operating activities	79,871	88,078	42,341

Cash flows from investing activities
Purchase of property, plant and equipment	(73,577)	(77,154)	(104,911)
Sale of property, plant and equipment	4,041	821	4,897
Sale of businesses, net of cash sold	1,947	32,063	-
Businesses purchased, net of cash acquired	(9,215)	(12,796)	(8,977)
Short-term investments	-	717	-
Other investing activities	(10,284)	(1,407)	(6,815)
		(57,756
Net cash used for investing activities	(87,088)	(57,756)	(115,806)

Cash flows from financing activities
Proceeds from debt, net of issuance costs	3,248	199,230	25,515
Payments of debt	(11,352)	(91,006)	(9,068)
Proceeds from sale of accounts receivable, net	16,000	(54,000)	48,000
Other financing activities	577	(2,200)	(2,053)

Net cash provided by financing activities	8,473	52,024	62,394

Effect of exchange rate changes on cash and cash equivalents
equivalents	10,455	(5,220)	(7,116)

Net increase (decrease) in cash and cash equivalents	11,711	77,126	(18,187)
Cash and cash equivalents at beginning of year	127,103	49,977	68,164

Cash and cash equivalents at end of year	$138,814	$127,103	$49,977

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Statement of Shareholders' Equity
						Accumulated
		Class A	Class B	Capital in		Other		Total
(Amounts in thousands,	Preferred	Common	Common	Excess of	Retained	Comprehensive	Treasury	Shareholders'
except per share data)	Stock	Stock	Stock	Par Value	Earnings	Income (Loss)	Stock	Equity

Balance at December 31, 1999	$797	$7,281	$3,727	$288,437	$464,672	$(16,453)	$(79,564)	$668,897
Net income	-	-	-	-	24,047	-	-	24,047
Foreign currency translation adjustment	-	-	-	-	-	(21,092)	-	(21,092)
Unrealized loss on marketable securities	-	-	-	-	-	(335)	-	(335)
Tax benefit for unrealized loss on marketable
securities	-	-	-	-	-	117	-	117

Comprehensive income								2,737

Stock options exercised	-	-	-	9	-	-	-	9
Stock grants	-	-	-	(122)	-	-	349	227
Tax benefit on stock options	-	-	-	1	-	-	-	1
Cash dividends:
Preferred - $5.00 per share	-	-	-	-	(2,064)	-	-	(2,064)

Balance at December 31, 2000	797	7,281	3,727	288,325	486,655	(37,763)	(79,215)	669,807
Net income	-	-	-	-	8,049	-	-	8,049
Foreign currency translation adjustment	-	-	-	-	-	(11,529)	-	(11,529)
Unrealized gain on marketable securities	-	-	-	-	-	1,219	-	1,219
Tax provision for unrealized gain on marketable
marketable securities	-	-	-	-	-	(427)	-	(427)
Unrealized gain on cash flow hedges	-	-	-	-	-	171	-	171
Tax provision for unrealized gain on cash hedges
flow hedges	-	-	-	-	-	(60)	-	(60)
Minimum pension liability adjustment	-	-	-	-	-	(32,484)	-	(32,484)
Tax benefit on minimum pension liability
adjustment	-	-	-	-	-	11,370	-	11,370

Comprehensive loss								(23,691)

Stock options exercised	-	3	-	93	-	-	-	96
Stock grants	-	-	-	(239)	-	-	553	314
Cash dividends:
Preferred - $5.00 per share	-	-	-	-	(2.064)	-	-	(2,064)

Balance at December 31, 2001	797	7,284	3,727	288,179	492,640	(69,503)	(78,662)	644,462
Net loss	-	-	-	-	(116,542)	-	-	(116,542)
Foreign currency translation adjustment	-	-	-	-	-	37,128	-	37,128
Reversal of unrealized gain on marketable
securities	-	-	-	-	-	(885)	-	(885)
Tax provision for reversal of unrealized gain
on marketable securities	-	-	-	-	-	310	-	310
Unrealized gain on cash flow hedges	-	-	-	-	-	133	-	133
Tax provision for unrealized gain on cash hedges
flow hedges	-	-	-	-	-	(46)	-	(46)
Minimum pension liability adjustment	-	-	-	-	-	(100,118)	-	(100,118)
Tax benefit on minimum pension liability
adjustment	-	-	-	-	-	35,041	-	35,041

Comprehensive loss	-	-	-	-	-	-	-	(144,979)

Stock options exercised	-	37	-	2,046	-	-	-	2,083
Stock grants	-	-	-	(67)	-	-	356	289
Tax benefit on stock options	-	-	-	58	-	-	-	58
Cash dividends:
Preferred - $5.00 per share	-	-	-	-	(2,064)	-	-	(2,064)

Balance at December 31, 2002	$797	$7,321	$3,727	$290,216	$374,034	$(97,940)	$(78,306)	$499,849

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Sequa Corporation (Sequa) include the accounts of all majority-owned subsidiaries except for a 52.6% owned component manufacturing operation of which Sequa does not have effective control. This operation is accounted for under the equity method. Investments in 20% to 50% owned joint ventures are accounted for under the equity method. All material accounts and transactions between the consolidated subsidiaries have been eliminated in consolidation. Certain amounts in the 2001 Consolidated Balance Sheet have been reclassified for comparative purposes.

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

Trade Receivables, Net

Customer account balances are monitored through a review of account balance agings, an assessment of customer financial condition and interactions with the customers. Allowances for doubtful accounts are established through a combination of specific identification of problem accounts and percentages of aging brackets.

Inventories and Contract Accounting

Inventories are stated at the lower of cost or market and Sequa's non-contract inventories are currently valued primarily on a first-in, first-out (FIFO) basis.

     The Aerospace segment maintains significant inventory levels of parts to service the repair market. In order to ensure that obsolete or slow moving inventory is properly identified and valued, minimum reserve requirements are established primarily based on usage. The policy provides for a consistent and systematic approach to valuing inventory, with reserves being assessed quarterly and at year-end for adequacy.

     Inventoried costs relating to long-term contracts are stated at actual or average costs, including engineering and manufacturing labor and related overhead incurred, reduced by amounts identified with sales. The costs attributable to sales reflect the estimated average costs of all items to be produced under the related contract.

Note 1.  Summary of Significant Accounting Policies   (cont'd)

Property, Plant and Equipment, Net

For financial reporting purposes, Sequa computes depreciation using a units of production method for automotive airbag inflator component production lines placed into service after 1999 and a straight-line method for its remaining assets.

     Sequa reviews properties for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable and exceeds its fair value. If the undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than the carrying amount of the asset, the property is written down to its estimated fair value using a discounted cash-flow methodology.

Goodwill

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

     Sequa completed the transitional impairment review required under SFAS No. 142 and recorded a non-cash charge of $114,764,000 (net of a related tax benefit on deductible goodwill of $7,966,000) as the effect of a change in accounting principle in the Consolidated Statement of Operations. The fair value of Sequa's reporting units were measured using an income approach based on a present value technique of estimated expected future cash flows. The transitional charge relates to the missile and space propulsion ($101,799,000) and automotive inflator ($3,128,000) reporting units of the Propulsion segment and the MEGTEC Systems ($9,036,000) and After Six ($801,000) reporting units of the Other Products segment. The effect of the change in accounting principle reduced basic earnings per share by $11.02 for the year ended December 31, 2002.

     Pursuant to SFAS No. 142, goodwill is to be reviewed for impairment on an annual basis. The review date may coincide with the anniversary of the implementation date (January 1) or another date may be selected. Sequa has selected October 1 as the date for subsequent reviews. Sequa reviewed its goodwill as of October 1, 2002 and determined that no further impairment of goodwill had occurred.

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

Note 1. Summary of Significant Accounting Policies (cont'd)

Derivative Financial Instruments

Derivative financial instruments are utilized to manage foreign exchange and natural gas price risks. Sequa has established a control environment which assigns senior executives and in certain instances operational management responsibility for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Sequa does not buy, hold or sell derivative financial instruments for trading purposes.

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

     Forward foreign exchange contracts are used to hedge the cash flows of certain forecasted sales and intercompany firm sales commitments. Gains and losses on these contracts representing the effective portion of the hedging activity are reported in Accumulated Other Comprehensive Income (Loss). These deferred gains and losses are recognized in operating income in the period in which the sale is recognized. Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Operations in the period they occur. In 2002, Other, net in the Consolidated Statement of Operations includes $928,000 of income related to the fair market valuation of forward foreign exchange contracts that did not qualify for cash flow hedge accounting.

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

Environmental Remediation and Compliance

It is Sequa's policy to accrue environmental remediation costs for identified sites, currently or previously owned, when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Accrued environmental remediation costs include remedial investigation and feasibility studies; outside legal, consulting and remediation project management fees; projected cost of remediation activities; and site closure and post-remediation monitoring costs. In the fourth quarter of 2001, Sequa recorded a charge of $13,281,000 to increase its accruals for remediation costs. The charge included $9,700,000 of estimated cost to remediate soil and groundwater contamination from ammonium perchlorate (AP), a raw material used to produce missile and rocket fuel. Although no federal or state

Note 1.  Summary of Significant Accounting Policies   (cont'd)

Environmental Remediation and Compliance   (cont'd)

environmental standards have been finalized for AP, recent studies indicating that the chemical may interfere with human thyroid function have prompted Sequa to begin cleanup actions at its solid propellant facilities. At December 31, 2002, the potential exposure for all remediation costs is estimated to range from $16,000,000 to $28,000,000, and Sequa's Consolidated Balance Sheet includes accruals for environmental remediation costs of $23,075,000. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

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

Research and Development

Research and development costs are charged to expense as incurred and amounted to $15,934,000 in 2002, $20,057,000 in 2001 and $22,157,000 in 2000.

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

     Under the provisions of APB Opinion No. 25, Sequa has recognized no compensation expense for stock options granted. Under SFAS No. 123, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Had compensation cost for Sequa's stock option plans been determined under SFAS No. 123, Sequa's income from continuing operations and related earnings per share would have been affected as shown in the following pro forma presentation:

Stock-Based Compensation   (cont'd)
(Amounts in thousands, except per share data)
Year ended December 31,	2002	2001	2000

Income from continuing
operations
As reported	$9,182	$8,049	$24,047
Pro forma	9,081	7,267	22,699
Basic and diluted earnings per share
from continuing operations
As reported	$0.68	$0.58	$2.12
Pro forma	0.67	0.50	1.99

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted in 2001. The model's weighted average assumptions were as follows: expected option life of 4 years for both 2002 and 2000; risk free interest rate of 2.43% in 2002 and 6.25% in 2000, expected volatility of 39.5% and 35.4% in 2002 and 2000, respectively, and expected dividend yield of 0% in both years.

Income Taxes

Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes provided for temporary differences between amounts of assets and liabilities recorded for tax and financial reporting purposes.

     No provision has been made for US or additional foreign taxes on $324,165,000 of undistributed earnings of foreign subsidiaries. Sequa intends to permanently reinvest these earnings in its foreign operations, except where it is able to repatriate the earnings to the US without any material incremental tax provision.

Note 2.  Trade Receivables, Net

Sequa Receivables Corp. (SRC), a wholly owned special purpose corporation, has a Receivables Purchase Agreement extending through November 2003 under which it is able to sell up to $120,000,000 of an undivided percentage ownership interest in Sequa's eligible trade receivables through a bank sponsored facility. Under the terms of the agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any distribution to Sequa. Management has held preliminary discussions regarding a renewal of the facility and expects that an agreement will be in place, similar in terms and in an amount commensurate with underlying receivables balances, upon the expiration of the current Receivables Purchase Agreement. Alternatively, subject to liquidity requirements, a new secured bank credit facility may replace the Receivables Purchase Agreement and provide for additional funds including the issuance of letters of credit. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125," transactions under the Receivables Purchase Agreement qualify as a sale of receivables. Trade receivables at December 31, 2002 and 2001 are net of receivables sold under the agreement of $80,000,000 and $64,000,000, respectively. Other, net in the Consolidated Statement of Operations includes discount expense related to the sale of receivables of $1,297,000 in 2002, $4,102,000 in 2001 and $7,493,000 in 2000.

     Trade receivables at December 31, 2002 and 2001 are reduced by allowances for doubtful accounts of $15,623,000 and $13,529,000, respectively.

Note 3.  Unbilled Receivables, Net

Unbilled receivables, net consist of the following:
(Amounts in thousands)
At December 31,	2002	2001

Fixed-price contracts	$26,157	$30,666
Cost-reimbursement contracts	5,579	3,713

	$31,736	$34,379

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

     Allowances for estimated nonrecoverable costs are primarily to provide for losses which may be sustained on contract costs awaiting funding and for the finalization of indirect expenses. Unbilled amounts at December 31, 2002 and 2001 are reduced by allowances for estimated nonrecoverable costs of $512,000 and $1,510,000, respectively.

Note 4.  Inventories

The components of inventories are as follows:
(Amounts in thousands)
At December 31,	2002	2001

Finished goods	$189,194	$179,591
Work in process	105,083	99,097
Raw materials	94,685	103,842
Long-term contract costs	5,925	5,522
Customer deposits	(13,987)	(12,450)

	$380,900	$375,602

Note 5.  Investments and Other Receivables

Sequa's investments and other receivables consist of the following items:
(Amounts in thousands)
At December 31,	2002	2001

Investments in unconsolidated joint ventures	$42,547	$46,446
Cash surrender value of corporate-owned
life insurance	10,983	11,144
Cash collateral at an insurance carrier	8,381	-
Other receivables	4,585	6,883

	$66,496	$64,473

Note 5.  Investments and Other Receivables   (cont'd)

     Sequa has investments in numerous unconsolidated joint ventures, primarily in the Aerospace segment.

     Chromalloy is a partner in joint ventures aimed at strengthening its ties to certain original equipment manufacturers and airline customers, as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements. Sequa's investment in Chromalloy's joint ventures was $40,641,000 and $44,506,000 at December 31, 2002 and 2001, respectively. The combination of income and losses of Chromalloy's joint ventures was income of $263,000 in 2002 and $660,000 in 2001 and losses of $244,000 in 2000.

     In December 2002, Chromalloy signed an agreement with Siemens Westinghouse Power Corporation and Siemens Aktiengesellschaft (collectively referred to as Siemens) to establish a global cooperation consisting of joint ownership of certain operating companies. These operating companies will provide service and repairs for heavy industrial gas turbines manufactured by other companies or for gas turbines based on the mature technologies of Siemens and its affiliates. The agreement has been approved by the European Commission which reviews mergers, acquisitions and joint ventures, and it is anticipated that the agreement will be effective in the second quarter of 2003. Chromalloy has a 49% ownership interest in Turbine Airfoil Coating & Repair LLC (TACR), an existing joint venture with Siemens. TACR coats new parts and repairs components of industrial gas turbines, primarily for Siemens.

     Chromalloy has a 49% ownership interest in Masaood John Brown Ltd (MJB), a partnership with Mohammed Bin Masaood & Sons, which provides repair and maintenance services for industrial gas turbines from a facility in the United Arab Emirates. Sequa has guaranteed MJB's bank line of credit in the amount of $7,000,000.

     Chromalloy has a 52.6% ownership interest, which does not equate to a controlling interest, in a component manufacturing operation that produces new replacement parts for jet engines. While Chromalloy's partners in this joint venture are major commercial airlines, whose industry has been under significant pressures, management believes that the venture is adequately capitalized.

     Chromalloy has two 50/50 joint ventures with Rolls-Royce plc: Turbine Surface Technologies Ltd (TST), which will provide advanced coatings for Rolls-Royce turbine components; and Turbine Repair Technologies Ltd (TRT), which provides advanced component repair services for certain Rolls-Royce engines. TST is expected to generate sales in 2003.

     Advanced Coatings Technologies (ACT), a 50% owned joint venture with United Technologies Corporation, owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts.

     On September 30, 2002, Chromalloy acquired the remaining 50% ownership interest in Pacific Gas Turbine Center, LLC (PGT), which overhauls and tests certain jet engines. The acquired assets and liabilities of PGT and the results of operations have been consolidated with those of Sequa from the acquisition date.

     The absence of a revolving credit agreement and a downgrade in debt ratings have impacted Sequa's ability to issue new unsecured letters of credit and surety bonds for financial guarantees. In December 2002, Sequa deposited $8,381,000 with an insurance carrier when the surety market for financial guarantees became extremely limited and Sequa was unable to renew a surety bond. The amount is being held in an interest bearing account as cash collateral against future expected claims and is refundable upon the issuance of a letter of credit.

Note 6.  Assets of Discontinued Operations

During 1991, Sequa adopted a formal plan to divest the investment portfolio of its leasing subsidiary, Sequa Capital Corporation (Sequa Capital), and to classify it as a discontinued operation. Sequa Capital's remaining investment in leveraged leases will be liquidated over the next 12 years as rentals are received and residual values are realized. Debt of discontinued operations at December 31, 2002 represents the accreted principal amount of the $25,000,000 in proceeds received from the non-recourse securitization of Sequa Capital's leveraged lease portfolio in 1994. The leveraged lease cash flow stream services the payment of principal and interest until the loan is paid off.

     Sequa's investment in the leveraged lease portfolio is subject to risks associated with the ultimate realizability of estimated residual values, as well as the continuing creditworthiness of the various lessees. Certain of the leases concern aircraft leased to major commercial airlines including one with United Airlines (UAL). In December 2002, UAL filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In December 2002, Sequa recorded a $10,960,000 after-tax charge of which $6,291,000 relates to the write-off of the net investment in the UAL lease. The balance of the after-tax charge relates to a permanent decline in the realizability of remaining aircraft residual values. The effect of the after-tax charge from discontinued operations reduced basic earnings per share by $1.05. In February 2003, American Airlines, Inc. (AA) issued a term sheet to parties involved in its leveraged lease financings as part of a process to implement a consensual restructuring of its obligations to its stakeholders. The term sheet outlines net present value savings that AA is seeking as part of its restructuring. Management does not believe that the AA term sheet is indicative of the value the leveraged lease arrangement provides to AA, and it is premature to estimate the impact on Sequa's remaining investment in discontinued operations of a potential bankruptcy by AA. At December 31, 2002, Sequa's investment in aircraft leases with major commercial airlines is $39,674,000 of which $16,182,000 relates to AA.

     Assets of discontinued operations approximate fair value and have been classified as noncurrent. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the assets and liabilities of discontinued operations are separately presented in the Consolidated Balance Sheet with the liabilities being included in the caption entitled other noncurrent liabilities. The components of discontinued operations are as follows:
(Amounts in thousands)
At December 31,	2002	2001

Investment in leveraged leases	$112,916	$131,768
Other assets	6,182	6,322

Total assets	$119,098	$138,090

Debt and related accrued interest	$32,697	$36,086
Other liabilities	2,106	4,013

Total liabilities	$34,803	$40,099

Note 7.  Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:
(Amounts in thousands)
At December 31,	2002	2001
000

Land and improvements	$38,175	$37,313
Buildings and improvements	258,079	246,422
Machinery and equipment	1,007,050	918,733
Construction in progress	26,648	24,759

	1,329,952	1,227,227
Accumulated depreciation	(829,253)	(738,844)

	$500,699	$488,383

Depreciation expense was $78,623,000 in 2002, $79,100,000 in 2001 and $72,293,000 in 2000.

Note 8. Goodwill

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

     Sequa completed the transitional impairment review required under SFAS No. 142 and recorded a non-cash charge of $114,764,000 (net of a related tax benefit on deductible goodwill of $7,966,000) as the effect of a change in accounting principle in the Consolidated Statement of Operations. The fair values of Sequa's reporting units were measured using an income approach based on a present value technique of estimated expected future cash flows. The transitional charge relates to the missile and space propulsion ($101,799,000) and automotive inflator ($3,128,000) reporting units of the Propulsion segment and the MEGTEC Systems ($9,036,000) and After Six ($801,000) reporting units of the Other Products segment. The effect of the change in accounting principle reduced basic earnings per share by $11.02 for the full year ended December 31, 2002.

     Pursuant to SFAS No. 142, goodwill is to be reviewed for impairment on an annual basis. The review date may coincide with the anniversary of the implementation date (January 1) or another date may be selected. Sequa has selected October 1 as the date for subsequent reviews. Sequa reviewed its goodwill as of October 1, 2002 and determined that no further impairment of goodwill had occurred.

Note 8. Goodwill   (cont'd)

     Amortization of goodwill ceased effective January 1, 2002 and the adjusted comparative impact can be summarized as follows:
(Amounts in thousands)
Year ended December 31,	2002	2001	2000

Reported income from continuing
operations	$9,182	$8,049	$24,047
Goodwill amortization included in:
Selling, general and administrative
expenses as adjusted to exclude patent
and trademark amortization	-	13,073	12,831
Equity in loss of unconsolidated joint ventures	-	531	383
Tax benefit on deductible goodwill	-	(1,349)	(1,212)

Adjusted income from continuing
operations	$9,182	$20,304	$36,049

Basic earnings per share:
Reported earnings per share from
continuing operations	$.68	$.58	$2.12
Goodwill amortization, net of tax benefit	-	1.18	1.16

Adjusted earnings per share from
continuing operations	$.68	$1.76	$3.28

     The $117,175,000 decrease in goodwill in the Consolidated Balance Sheet can be itemized as follows:

(Amounts in thousands)

Balance at December 31, 2001	$298,231
SFAS No. 142 gross transitional impairment charge	(122,730)
Reclassification of patents and intellectual property
to deferred charges and other assets	(2,549)
Acquisitions, primarily Aerospace, in 2002	5,901
Foreign currency translation adjustments	2,203

Balance at December 31, 2002	$181,056

     Details of remaining goodwill balances by segment are included in Note 24 to these Consolidated Financial Statements.

Note 9.  Indebtedness

Long-term debt is as follows:
(Amounts in thousands)
At December 31,	2002	2001

Senior unsecured notes, at 9%, due 2009	$498,000	$500,000

Senior unsecured notes, at 8 7/8%, due 2008	200,000	200,000

Other, at weighted average interest rates of 4.2% and 5.0%,
respectively, payable in varying amounts through 2005	9,349	10,645

	707,349	710,645

Less current maturities	(3,014)	(2,659)

	$704,335	$707,986

     In October 2002, Sequa purchased and cancelled $2,000,000 of its 9% Senior Notes due in 2009. Management regarded the purchase to be at a satisfactory price. Although Sequa has no formal plan to purchase its outstanding notes or other securities, management may, depending on market conditions and other factors, from time to time, purchase its notes or other securities in the open market or through privately negotiated transactions.

     In January 2002, Sequa cancelled its $75,000,000 revolving credit agreement. Adverse economic conditions precluded Sequa from being in compliance with certain financial covenants of the agreement in the fourth quarter of 2001, and the facility was not used during that period. Sequa has held intermittent discussions with a group of banks regarding a new credit facility; however, given the sufficient level of liquidity, management has chosen not to enter into a new agreement at this time.

     In the third quarter of 2002, Fitch Ratings downgraded the senior unsecured debt of Sequa to BB- from BB+ and revised its Rating Outlook to Negative from Stable. Fitch Ratings cited Sequa's weakened financial performance over the previous 18 months, the cyclical nature of each of Sequa's businesses, particularly commercial aerospace, and the underfunded status of Sequa's defined benefit pension plans. In the second quarter of 2002, Standard & Poor's lowered its long-term corporate credit and senior unsecured debt ratings on Sequa to BB- from BB.

     The aggregate maturities of total long-term debt during the next five years are $3,014,000 in 2003, $7,133,000 in 2004, $430,000 in 2005, $0 in 2006 and $0 in 2007, excluding the amortizable discount associated with the 9% Senior unsecured notes.

Note 10.  Income Taxes

The components of income (loss) before income taxes were:
(Amounts in thousands)
Year ended December 31,	2002	2001	2000

Domestic	$(20,056)	$(72,572)	$(907)
Foreign	25,138	36,921	42,954

	$5,082	$(35,651)	$42,047

The income tax (benefit) provision consisted of:
(Amounts in thousands)
Year ended December 31,	2002	2001	2000

United States Federal
Current	$(1,920)	$984	$(1,759)
Deferred	(13,655)	(22,171)	2,242
State and local	1,354	292	1,915
Foreign	10,121	13,195	15,602

	$(4,100)	$(7,700)	$18,000

The income tax (benefit) provision is different from the amount computed by applying the US Federal statutory income tax rate of 35% to income (loss) before income taxes. The reasons for this difference are as follows:
(Amounts in thousands)
Year ended December 31,	2002	2001	2000

Computed income taxes at statutory rate	$1,779	$(12,478)	$14,716
State and local taxes, net of Federal income
tax benefit	880	190	1,245
Goodwill amortization	-	3,443	3,464
Foreign subsidiaries at different tax rates	1,254	147	(279)
Foreign losses/(earnings) not benefited/(provided)	1,841	(331)	630
Increase to net operating loss carryforward due to
completion of Internal Revenue Service audit	(4,149)	-	-
Reversal of reserves due to completion of
foreign tax audits	(2,402)	-	(2,294)
Extraterritorial income	(1,832)	-	-
Other, net	(1,471)	1,329	518

	$(4,100)	$(7,700)	$18,000

Note 10.  Income Taxes   (cont'd)

     The deferred tax provision represents the change in deferred tax assets and liabilities from the beginning of the year to the end of the year resulting from changes in the temporary differences between the financial reporting basis and the tax basis of Sequa's assets and liabilities.

     Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities are as follows:

(Amounts in thousands)
At December 31,	2002

	Deferred	Deferred
	Tax	Tax
	Assets	Liabilities

Accounts receivable allowances	$4,391	$-
Inventory valuation differences	21,830	316
Recognition of income on long-term contracts	2,212	3,692
Depreciation	5,938	47,867
Amortizable assets including goodwill	9,014	-
Lease and finance transactions	-	87,036
Accruals not currently deductible for tax purposes	50,260	-
Pension liability	47,420	-
Tax net operating loss carryforward	66,592	-
Alternative minimum tax credit carryforward	27,760	-
Other tax credit carryforwards	7,202	-
All other	22,926	19,018

Subtotal	265,545	157,929
Valuation allowance	(12,645)	-

Total deferred taxes	$252,900	$157,929

(Amounts in thousands)
At December 31,	2001

	Deferred	Deferred
	Tax	Tax
	Assets	Liabilities

Accounts receivable allowances	$3,962	$-
Inventory valuation differences	19,335	361
Recognition of income on long-term contracts	1,638	3,515
Depreciation	7,948	42,303
Lease and finance transactions	-	100,713
Accruals not currently deductible for tax purposes	53,000	-
Pension liability	18,056	-
Tax net operating loss carryforward	47,181	-
Alternative minimum tax credit carryforward	27,993	-
Other tax credit carryforwards	7,202	-
All other	22,353	20,068

Subtotal	208,668	166,960
Valuation allowance	(10,281)	-

Total deferred taxes	$198,387	$166,960

Note 10.  Income Taxes   (cont'd)

     In 2001, the IRS notified Sequa that a settlement agreement concerning the 1989 restructuring of two subsidiaries was approved. As a result of the settlement, $36,000,000, representing the reversal of reserves no longer required, was recorded as income through a reduction of the income tax provision. The amount is separately identified in the Consolidated Statement of Operations. The impact of the settlement was to increase basic earnings per share by $3.47 in 2001.

     A valuation allowance has been established to reduce the deferred tax asset recorded for certain tax credits that may expire unutilized and to reduce the tax benefit recorded for a portion of the cumulative losses of a foreign subsidiary. The alternative minimum tax credit carryforward does not expire and can be carried forward indefinitely. Sequa has a domestic tax net operating loss carryforward of $190,262,000 at December 31, 2002 that expires in 2009 through 2022.

     Management believes that its domestic net operating loss carryforwards, as well as the $46,411,000 deferred tax asset established through other comprehensive income in recording a minimum required pension liability, will be utilized before their expiration through future reversals of existing taxable temporary differences, future earnings and available tax planning strategies. Sequa's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions; the state of the airline industry and other major markets; competitive pressures on sales and margins; and other factors beyond management's control. There can be no assurance that Sequa will meet its expectations for future domestic taxable income in the carryforward period or that available tax strategies can be enacted. However, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income and available tax strategies will be sufficient to fully realize the domestic net operating loss carryforwards and deferred tax assets at December 31, 2002.

Note 11.  Accrued Expenses

Sequa's accrued expenses consist of the following items:

(Amounts in thousands)
At December 31,	2002	2001

Salaries and wages	$47,213	$36,550
Interest	23,542	23,402
Current portion of pension liabilities	27,139	22,591
Restructuring	5,413	11,340
Current portion of environmental liabilities	7,000	10,000
Current portion of casualty insurance liabilities	6,200	6,500
Warranty	9,921	12,809
Customer rebates	12,567	11,813
Royalties	3,347	3,582
Insurance	7,376	6,382
Rent	599	908
Taxes other than income	6,421	5,633
Other	53,366	44,377

	$210,104	$195,887

Note 11.  Accrued Expenses   (cont'd)

     Warranty costs primarily relate to the MEGTEC and Sequa Can Machinery operations of the Other Products segment. Both of these units sell equipment that is substantial in size, complexity, workload requirements and cost. Warranties issued are generally 12 to 18 months from the date of installation. Warranty reserves are primarily established using a percentage of sales based on past loss experience. Warranty activity in 2002 is summarized as follows:

(Amounts in thousands)

Warranty reserves at December 31, 2001	$13,496
Warranties issued	6,978
Settlements issued	(9,889)
Changes in liability for pre-existing warranties,
including expirations	(201)
Foreign currency translation adjustments	638

Warranty reserves at December 31, 2002	11,022
Long-term portion	(1,101)

Current portion	$9,921

Note 12.  Other Noncurrent Liabilities

Sequa's other noncurrent liabilities consist of the following items:

(Amounts in thousands)
At December 31,	2002	2001

Defined benefit pension plans	$124,162	$52,507
Liabilities of discontinued operations	34,803	40,099
Environmental liabilities	16,075	20,768
Casualty insurance loss reserves	9,489	11,176
Deferred compensation	7,119	10,140
Other	21,719	15,272

	$213,367	$149,962

Note 13.  Financial Instruments

Sequa utilizes forward foreign exchange contracts and derivatives thereof to reduce exposure to foreign currency fluctuations on certain existing assets and liabilities, firm commitments and anticipated transactions. Sequa also utilizes natural gas swap agreements to convert a portion of a certain operation's estimated natural gas requirements to fixed rates. Sequa's accounting policies with respect to these financial instruments are described in Note 1. At December 31, 2002, Sequa had forward foreign exchange contracts outstanding with notional amounts of $80,565,000 and a natural gas swap outstanding with a notional amount of $1,431,000. At December 31, 2001, Sequa had forward foreign exchange contracts outstanding with notional amounts of $37,612,000 and a natural gas swap that included a written option outstanding with a notional amount of $9,139,000.

Note 13.  Financial Instruments   (cont'd)

     The following table presents the carrying amounts and fair values of Sequa's derivative and non-derivative financial instruments:
(Amounts in thousands)
At December 31,	2002		2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Cash and cash equivalents	$138,814	$138,814	$127,103	$127,103
Marketable securities	-	-	4,982	4,982
Forward foreign exchange
contracts	1,153	1,153	403	403
Natural gas swap	304	304	-	-
Liabilities
Current and long-term debt	707,349	672,449	710,645	659,645
Forward foreign exchange
contracts	1,510	1,510	38	38
Natural gas swap	-	-	3,619	3,619

The fair value of cash and cash equivalents approximates the carrying amount due to the short maturity of those instruments. The fair value of marketable securities and Sequa's debt is primarily based upon quoted market prices of publicly traded securities. The fair value of forward foreign exchange contracts and derivatives thereof is based on fair market valuations. The fair value of Sequa's natural gas swap agreements is based upon the amounts that Sequa could have settled with the counterparties to terminate the natural gas swaps outstanding.

Note 14.  Pension Plans and Postretirement Benefits

Sequa sponsors various defined benefit pension plans covering most salaried and certain hourly employees. The defined benefit plans provide benefits based primarily on the participants' years of service and compensation. Sequa's pension plans are funded to accumulate sufficient assets to provide for accrued benefits. Sequa also has several unfunded supplemental executive retirement plans for certain key executives. These plans provide for benefits that supplement those provided by Sequa's other retirement plans.

Note 14.  Pension Plans and Postretirement Benefits   (cont'd)

     The status of all of Sequa's significant domestic and foreign defined benefit plans was as follows:

			Unfunded
	Funded Defined		Supplemental
	Benefit Pension		Retirement
(Amounts in thousands)	Plans		Plans

At December 31,	2002	2001	2002	2001

Change in Benefit Obligation

Benefit obligation at beginning
of year	$331,458	$309,147	$23,958	$23,308
Service cost	10,089	9,989	363	336
Interest cost	24,636	23,202	1,270	1,669
Actuarial loss (gain)	36,628	7,211	(5,087)	(410)
Plan amendments	1,093	426	33	(334)
Special termination benefit	44	-	-	-
Curtailments	-	954	-	-
Participant contributions	792	616	-	-
Benefits paid	(20,409)	(18,953)	(654)	(611)
Translation adjustment	5,352	(1,134)	-	-

Benefit obligation at end of year	$389,683	$331,458	$19,883	$23,958

Change in Plan Assets

Fair value of plan assets at
beginning of year	$263,590	$298,372	$-	$-
Actual return on plan assets	(37,200)	(17,071)	-	-
Contributions	27,784	2,611	654	611
Benefits paid	(20,409)	(18,953)	(654)	(611)
Translation adjustment	4,810	(1,369)	-	-

Fair value of plan assets at end
of year	$238,575	$263,590	$-	$-

Reconciliation of Funded Status

Funded status	$(151,108)	$(67,868)	$(19,883)	$(23,958)
Unrecognized net actuarial loss (gain)	153,560	55,932	(2,919)	1,952
Unrecognized prior service cost	5,852	5,524	1,131	1,339
Unrecognized transition asset	520	349	-	-
			(21,671
	$8,824	$(6,063)	$(21,671)	$(20,667)

Included in:

Deferred charges	$-	$9,022	$-	$-
Intangible assets	5,852	5,524	-	1,338
Accrued expenses	(27,139)	(22,591)	-	-
Other noncurrent liabilities	(102,491)	(29,781)	(21,671)	(22,726)
Accumulated other comprehensive
loss	132,602	31,763	-	721

	$8,824	$(6,063)	$(21,671)	$(20,667)

Note 14.  Pension Plans and Postretirement Benefits   (cont'd)

The funded plans' assets consist primarily of listed common stock, pooled equity funds, index funds, debt instruments and real estate funds. At December 31, 2002 and 2001, the plans' assets included Sequa stock with market values of $20,977,428 and $25,485,000, respectively.

     Assumptions used in accounting for all of Sequa's significant domestic and foreign defined benefit plans are:
At December 31,	2002	2001	2000

Discount rate for obligations	6.75%	7.5%	7.75%
Rate of increase in compensation levels	(a)	(a)	4.5%
Expected long-term rate of return on
plan assets	8.3%	9.0%	9.0%

(a)	A graded rate of increase in compensation levels was utilized: 3.0% in 2002, 3.5% in 2003, 4.0% in 2004 and 4.5% thereafter.

The periodic net pension cost of all of Sequa's significant domestic and foreign defined benefit plans includes the following components:
	Funded Defined
(Amounts in thousands)	Benefit Pension Plans

Year ended December 31,	2002	2001	2000

Service cost	$10,089	$9,989	$10,536
Interest cost	24,636	23,202	22,007
Expected return on assets	(24,093)	(25,963)	(29,704)
Amortization of net transition amount	(100)	(639)	(808)
Amortization of prior service cost	1,054	833	701
Recognized net loss (gain)	1,624	280	(607)

Net periodic pension cost	13,210	7,702	2,125
Loss due to curtailments/early retirement
enhancements	51	1,511	1,419

	$13,261	$9,213	$3,544

	Unfunded Supplemental
(Amounts in thousands)	Retirement Plans

Year ended December 31,	2002	2001	2000

Service cost	$363	$336	$437
Interest cost	1,270	1,669	1,646
Amortization of prior service cost	241	268	269
Recognized net (gain) loss	(215)	-	55

Net periodic pension cost	$1,659	$2,273	$2,407

Note 14.  Pension Plans and Postretirement Benefits   (cont'd)

At December 31, 2002, the accumulated benefit obligation and fair value of plan assets for the four funded defined benefit plans with accumulated benefit obligations in excess of plan assets were $370,541,000 and $238,575,000, respectively.

     Beginning in 2002, Sequa's pension contributions are determined using a three-year asset smoothing methodology. This approach is one of the allowed methods of calculating pension contributions under Internal Revenue Service regulations and serves to lessen the effect that dramatic swings in the equity markets have on the value of plan assets used in determining levels of funding. However, due to the present underfunded status of the plans, management currently anticipates that 2003 contributions to the plans will be approximately $27,000,000.

     Employees not covered by the defined benefit plans discussed above generally are covered by multiemployer plans as part of collective bargaining agreements or by small local plans. Pension expense for these multiemployer plans and small local plans was not significant in the aggregate.

     Sequa's domestic non-union employees are eligible to participate in Sequa's 401(k) plans. Expenses recorded for Sequa's matching contributions under these plans were $4,117,000 in 2002, $5,431,000 in 2001 and $6,297,000 in 2000. Starting in the fourth quarter of 2001 and through the second quarter of 2002, Sequa suspended its matching contribution to the 401(k) plans as a cost containment measure.

     Postretirement health care and other insurance benefits are provided to certain retirees. The actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, are as follows:
	Other
(Amounts in thousands)	Postretirement Benefits

At December 31,	2002	2001

Change in Benefit Obligation

Benefit obligation at beginning of year	$2,989	$2,438
Service cost	123	161
Interest cost	151	181
Actuarial (gain) loss	(270)	361
Plan amendments	(693)	-
Curtailments	(167)	-
Participant contributions	363	340
Benefits paid	(559)	(492)

Benefit obligation at end of year	$1,937	$2,989

Note 14.  Pension Plans and Postretirement Benefits   (cont'd)

Net periodic postretirement benefit cost includes the following components:
	Other
(Amounts in thousands)	Postretirement Benefits

Year ended December 31,	2002	2001	2000

Service cost	$123	$161	$184
Interest cost	151	181	190
Amortization of net loss	73	44	92
Amortization of unrecognized prior
service cost	(87)	(100)	(100)
Amortization of transition obligation	14	77	77

Net periodic postretirement benefit cost	274	363	443
Gain due to curtailments/settlements	(167)	-	-

	$107	$363	$443

The accumulated postretirement benefit obligation was determined using a discount rate of 6.75% at December 31, 2002, 7.5% at December 31, 2001 and 7.75% at December 31, 2000 and an average health care cost trend rate of approximately 11.0%, progressively decreasing to approximately 6.5% in the year 2008 and thereafter. A one percentage point change in the assumed health care cost trend rate would not have a material effect on the postretirement benefit obligation or on the aggregate service cost and interest cost components.

Note 15.  Capital Stock

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

Note 15.  Capital Stock   (cont'd)

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

     At December 31, 2002, 4,246,613 shares of Sequa Class A common stock were reserved for the conversion of preferred and Class B common stock, and for the exercise of outstanding stock options.

     The following table summarizes shares held in treasury:
At December 31,	2002	2001	2000

Class A common stock	218,809	224,816	233,739
Class B common stock	397,283	397,283	397,283
Preferred stock	383,990	383,990	383,990

     During the years ended December 31, 2002 and 2001, no cash dividends were declared on Sequa Class A common shares or Class B common shares.

Note 16.  Stock Options

Sequa currently has one incentive and nonqualified stock option plan in effect that was approved by security holders: the 1998 Key Employees Stock Option Plan. This plan provides for the granting of options on Sequa's Class A common stock to key employees. The option price per share may not be less than the fair market value of the Class A common stock on the date the option is granted, and the maximum term of an option may not exceed ten years. Options primarily vest in three equal annual installments, commencing on the first anniversary of the grant date. Under the terms of the 1998 Key Employees Stock Option Plan, Sequa is authorized to grant to officers and other key employees options to purchase up to a total of 950,000 shares of Class A common stock. The following table summarizes the activity related to Sequa's stock options for the three years ended December 31, 2002:

Note 16.  Stock Options   (cont'd)
		Weighted
		Average
	Options	Price

Outstanding at December 31, 1999	449,984	$57.88
Granted	15,000	$37.00
Expired or Cancelled	(18,700)	$57.91
Exercised	(367)	$24.75

Outstanding at December 31, 2000	445,917	$57.20
Granted	-	$-
Expired or Cancelled	(21,650)	$58.00
Exercised	(2,367)	$40.44

Outstanding at December 31, 2001	421,900	$57.26
Granted	9,250	$38.51
Expired or Cancelled	(22,700)	$57.55
Exercised	(37,350)	$55.58

Outstanding at December 31, 2002	371,100	$56.94

Exercisable at
December 31, 2000	283,400	$57.79
December 31, 2001	403,567	$57.74
December 31, 2002	356,850	$57.70

Available for future grant	548,883	-

Options exercisable at December 31, 2002 range in price from $37.00 to $67.12 per Class A common share, with the majority of shares exercisable at $58.00 per Class A common share.

Equity Compensation Plan Information
Number of securities to be issued upon exerciseof outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
(a)	(b)	(c)

Equity compensation plans
approved by security holders	366,100	$56.85	548,883

Equity compensation plans not
approved by security holders	5,000	$63.50	-
			0

Total	371,100	$56.94	548,883

			00

Options granted apart from the 1998 Key Employees Stock Option Plan are rare and have been limited to one former executive officer who has performed work on a consulting basis.

Note 17.  Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income (loss) are as follows:
(Amounts in thousands)
At December 31,	2002	2001

Cumulative translation adjustment	$(11,947)	$(49,074)
Unrealized gain on marketable securities,
net of tax provision	-	574
Unrealized gain on cash flow hedges, net of
tax provision	198	111
Minimum pension liability adjustment, net of
tax benefit	(86,191)	(21,114)

	$(97,940)	$(69,503)

In 2002 and 2001, Sequa recorded additional minimum pension liability adjustments, net of tax benefit, to reflect the shortfall between the accumulated benefit obligation and the fair value of the assets of Sequa's pension plans. The shortfall is due to declines in the equity markets, as well as lower discount rates utilized to value year-end pension liabilities.

Note 18.  Acquisitions and Dispositions

In 2002, Sequa sold its interest in a former joint venture engaged in the marketing of electric propulsion subsystems for satellites, as well as the assets of a titanium matrix composite business. Cash proceeds on these sales were $1,947,000 and resulted in a net pre-tax gain of $1,111,000.

     In 2002, Sequa acquired the remaining 50% interest in its Pacific Gas Turbine joint venture, as well as a small Brazilian machining operation for its Sequa Can Machinery unit. The purchase prices of these acquisitions totaled $9,215,000.

     In February 2001, Sequa completed the sale of the Caval Tool Division of its Chromalloy Gas Turbine subsidiary for adjusted cash proceeds of $32,063,000. The sale resulted in a pre-tax gain of $4,250,000.

     In 2001, Sequa made five niche acquisitions comprising a small gas turbine engine repair operation; certain assets and the ongoing automotive airbag inflator business of BAG S.p.A. pursuant to an overall settlement agreement with its former joint venture partner, Breed; the remaining 50% interest in its Midwest Metal Coatings joint venture; a specialty chemicals distributor; and the roll handling business of Baldwin Technologies Inc. for the MEGTEC unit. The purchase prices of these acquisitions totaled $12,796,000.

     In 2000, Sequa made four small niche acquisitions comprising a specialty can forming manufacturer, a specialty chemicals distributor, a monopropellant rocket engine business, and a subcontractor of dryer equipment for the MEGTEC unit. The purchase prices of these acquisitions totaled $8,977,000.

     The above-mentioned acquisitions have been accounted for as purchases; accordingly, operating results are included in the Consolidated Statement of Operations from the dates of purchase. Pro forma combined results of operations giving effect to these acquisitions would not vary materially from historical results.

Note 19.  Restructuring and Related Asset Impairment Charges

Due to the difficult economic climate prevailing in certain of its markets, Sequa has continued its strategic restructuring program. In 2002, the Consolidated Statement of Operations includes restructuring charges of $4,176,000 which are composed of: $4,219,000 of involuntary termination benefits and voluntary early retirement benefits to be paid outside of Sequa's qualified pension plans; a $350,000 reversal of reserves no longer required due to the resolution of 2001 cost estimates associated with certain employee termination benefits; and $307,000 of other restructuring charges. The restructuring program resulted in the termination of approximately 475 employees concentrated primarily in the Aerospace segment and the MEGTEC and After Six units of the Other Products segment. The restructuring program was primarily aimed at reducing selling, general and administrative costs, and the continued outsourcing of production at After Six . Asset impairment charges related to the restructuring activities totaled $353,000. The after-tax effect of the restructuring charges and related asset impairment charges reduced basic earnings per share by $0.28.

     In 2001, the restructuring program resulted in the termination of approximately 870 employees concentrated primarily in the Aerospace segment and the After Six unit of the Other Products segment. As part of the program, Sequa closed a metal coating plant in Illinois, a can forming machinery plant in California and a small Chromalloy facility in Alabama. The activities carried out in these plants were largely transferred to other facilities within the same operating unit. Also, two operations in the Other Products segment took steps to substantially increase the level of outsourcing of manufacturing processes.

     In 2001, the $18,239,000 of restructuring charges are composed of: $13,427,000 of involuntary termination benefits and voluntary early retirement benefits to be paid outside of Sequa's qualified pension plans; $1,315,000 of charges related to increased benefits afforded under Sequa's qualified pension plans and plan curtailments; $1,101,000 related to costs associated with the closedown of certain facilities, and $2,396,000 of other restructuring charges. The after-tax effect of the restructuring charges reduced basic earnings per share by $1.14. Asset impairment charges related to the restructuring activities totaled $4,173,000, and the after-tax effect of such charges reduced basic earnings per share by $0.26.

     In 2000, a restructuring charge of $3,225,000 was related to an early retirement program at the Specialty Chemicals segment. Cash payments required under the early retirement program were completed in 2001.

Note 19.  Restructuring and Related Asset Impairment Charges  (cont'd)

     Restructuring charges in the Consolidated Statement of Operations can be summarized as follows:
(Amounts in thousands)
Year ended December 31,	2002	2001	2000

By caption:
Cost of sales	$650	$9,591	$1,343
Selling, general and administrative	3,526	8,648	1,882

Total	$4,176	$18,239	$3,225

By segment:
Aerospace	$820	$3,991	$-
Propulsion	-	129	-
Metal Coating	-	3,358	-
Specialty Chemicals	-	1,059	3,225
Other Products:
MEGTEC	2,340	3,188	-
Sequa Can Machinery	-	2,446	-
Casco Products	-	3,614	-
After Six	191	454	-
Corporate	825	-	-

Total	$4,176	$18,239	$3,225

     Related asset impairment charges (none in 2000) are primarily included in cost of sales and can be summarized as follows:
(Amount in thousands)
Year ended December 31,	2002	2001

Aerospace	$99	$369
Propulsion	-	-
Metal Coating	-	2,339
Specialty Chemicals	-	-
Other Products:
MEGTEC	-	-
Sequa Can Machinery	-	181
Casco Products	-	1,081
After Six	254	203

	$353	$4,173

Note 19.  Restructuring and Related Asset Impairment Charges  (cont'd)

Sequa's Consolidated Balance Sheet includes accruals relating to the restructuring program of $5,413,000 at December 31, 2002 and $11,340,000 at December 31, 2001. Activity affecting the accrual in 2002 and 2001 is summarized as follows:

(Amounts in thousands) At December 31,	2002	2001

Balance at December 31, 2001	$11,340	$-
Charges incurred	4,176	18,239
Cash payments of involuntary termination and voluntary early retirement benefits	(9,519)	(5,096)
Transfer of restructuring liability relating to
curtailment losses and cost of early retirement
windows to pension accrual	(44)	(1,315)
Facility shutdown costs	(488)	(488)
Other activity and adjustments	(52)	-

Balance at December 31, 2002	$5,413	$11,340

Sequa expects that cash expenditures related to the 2002 restructuring accrual will total approximately $4,380,000 in 2003 and $510,000 in 2004, with the balance extending through 2012. Sequa expects to generate approximately $5,000,000 in cash from the disposal of a can-forming machinery plant closed in 2001 and an After Six warehouse facility. It is uncertain as to when the sales will be completed and the proceeds from disposition received. The metal coating plant in Illinois is currently mothballed although management is reviewing the possibility of selling the facility.

Note 20.  Other, Net

Other, net includes the following income (expense) items:
(Amounts in thousands)
Year ended December 31,	2002	2001	2000

Discount expense on sale of receivables	$(1,297)	$(4,102)	$(7,493)
Fair market valuation gain (loss) on gas swap	3,261	(3,619)	-
Loss on cash surrender value of
corporate-owned life insurance	(1,414)	(1,208)	(1,609)
Amortization of capitalized debt issuance costs	(1,477)	(1,847)	(1,087)
Letters of credit and commitment fees	(1,025)	(1,031)	(975)
Gain on sale of a former joint venture engaged in
the marketing of electric propulsion subsystems for satellites	1,347	-	-
Demutualization of an issuer of corporate-owned
life insurance	-	4,603	-
Gain on sale of marketable securities	599	-	-
Insurance litigation settlements on product liability
claims relating to a predecessor company	2,810	-	-
Fair market valuation of foreign exchange contracts
not qualifying for cash flow hedge accounting	928	-	-
Gain on sale of Caval Tool	-	4,250	-
Minority interest in a component manufacturing
operation	-	-	1,033
Adjustment to gain on sale of a UK operation	-	-	1,013
Gain on sale of a partial interest in a component
manufacturing operation	-	-	862
Gain on sale of assets, net	385	156	80
Other	(45)	(20)	308

	$4,072	$(2,818)	$(7,868)

Note 21.  Operating Leases

Certain businesses of Sequa utilize leased premises or equipment under noncancellable agreements having initial or remaining terms of more than one year. The majority of the real property leases require Sequa to pay maintenance, insurance and real estate taxes. Rental expense totaled $22,404,000, $22,275,000 and $23,534,000 in 2002, 2001 and 2000, respectively.

     At December 31, 2002, future minimum lease payments under noncancellable operating leases are as follows:

(Amounts in thousands)
2003	$13,731
2004	9,936
2005	8,091
2006	6,709
2007	6,050
After 2007	11,722

$56,239

Note 22.  Earnings Per Share

Basic earnings per share (EPS) for each of the respective years have been computed by dividing the net earnings, after deducting dividends on cumulative convertible preferred stock, by the weighted average number of common shares outstanding during the year.

     Diluted EPS reflects the potential dilution that could occur if each share of the cumulative convertible preferred stock outstanding were converted into 1.322 shares of Class A common stock and the outstanding in the money options to purchase shares of Class A common stock were exercised. In the following table, the conversion of each share of preferred stock into 1.322 shares of common stock was not included in the computation of diluted earnings per share because inclusion would have had an anti-dilutive effect on EPS.

Note 22.  Earnings Per Share   (cont'd)

The computation of basic and diluted EPS is as follows:
(Amounts in thousands, except per share data)
Year ended December 31,	2002	2001	2000

Income from continuing operations	$9,182	$8,049	$24,047

Less: Preferred dividends	(2,064)	(2,064)	(2,064)

Income from continuing operations
available to common stock--basic	7,118	5,985	21,983

Loss from discontinued operations, net of income
taxes	(10,960)	-	-

(Loss) income before the effect of a change in
accounting principle available to common stock--basic	(3,842)	5,985	21,983

Effect of a change in accounting principle, net of
income taxes	(114,764)	-	-

Net (loss) income available to common stock - basic	(118,606)	5,985	21,893

Convertible preferred stock dividend requirements	-	-	-

Net (loss) income available to common stock-- diluted	$(118,606)	$5,985	$21,983

Weighted average number of common shares
outstanding--basic	10,412	10,382	10,373

Conversion of convertible preferred stock	-	-	-

Exercise of stock options	3	2	1

Weighted average number of common shares
outstanding--diluted	10,415	10,384	10,374

Basic and diluted earnings (loss) per share
Income from continuing operations	$.68	$0.58	$2.12
Loss from discontinued operations	(1.05)	-	-
Effect of a change in accounting principle	(11.02)	-	-

Net (loss) income	$(11.39)	$0.58	$2.12

Note 23.  Supplemental Cash Flow Information

Selected noncash activities and cash payments were as follows:
(Amounts in thousands)
Year ended December 31,	2002	2001	2000

Noncash activities:
Acquisitions of businesses:
Fair value of assets acquired	$16,900	$46,869	$13,210
Cash paid	9,215	12,796	8,977

Liabilities assumed	$7,685	$34,073	$4,233

Contributions to (distributions from) joint
ventures, net:
Total contributions (distributions)	$(44)	$2,800	$25,243
Cash paid (received)	(44)	2,300	5,148

Noncash contributions	$-	$500	$20,095

Interest paid	$63,511	$60,257	$56,585

Note 24.  Segment Information and Geographic Data

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

     The Propulsion segment consists solely of Atlantic Research Corporation, which manufactures solid rocket propulsion systems for use primarily in tactical military weapons sold to the US Government, automotive airbag inflators and liquid propellant motors for use on commercial satellites.

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

Note 24.  Segment Information and Geographic Data   (cont'd)

     The Other Products segment is composed of four ongoing businesses: MEGTEC Systems, Sequa Can Machinery, Casco Products and After Six. MEGTEC Systems provides auxiliary press equipment for web offset printing, as well as dryers and emission control equipment for the international industrial, paper and printing markets. Sequa Can Machinery produces high-speed equipment to form and decorate two-piece metal cans for the worldwide container industry. Casco Products manufactures cigarette lighters, power outlets and electronic monitoring devices primarily for North American and European automobile manufacturers. After Six designs and manufactures men's formalwear and accessories for the North American market.

     The accounting policies of the reportable segments are the same as those described in Note 1. Segment information amounts presented are the same measures reported internally to management for purposes of making decisions about allocating resources to the segments and assessing their performance. Operating profit, the measure of profit reported in the segment information, represents income before income taxes, interest, equity in unconsolidated joint ventures and other income (expense). The expenses and assets attributable to corporate activities are not allocated to the operating segments. Assets of corporate activities include cash and cash equivalents, short-term investments, deferred tax assets and assets of discontinued operations. Investments in unconsolidated joint ventures are included in the appropriate segment.

Operations by Business Segment
(Amounts in thousands)
Year ended December 31,	2002	2001	2000

Aerospace
Sales	$675,156	$752,329	$764,730
Operating income	45,259	66,431	68,195
Goodwill	110,947	104,743	108,679
Total assets	806,194	781,254	803,460
Capital expenditures	37,060	47,421	52,428
Depreciation and amortization	36,738	39,619	38,092

Propulsion
Sales	$306,135	$287,794	$273,933
Operating income (loss)	7,786	(21,031)	10,012
Goodwill	34,758	141,873	145,931
Total assets	251,121	352,192	387,238
Capital expenditures	18,449	13,811	29,190
Depreciation and amortization	21,940	30,197	23,003

Metal Coating
Sales	$234,830	$240,979	$226,628
Operating income	20,792	13,727	19,220
Goodwill	3,987	3,987	4,452
Total assets	142,271	146,217	146,887
Capital expenditures	10,095	5,322	6,139
Depreciation and amortization	8,706	8,896	7,957

Specialty Chemicals
Sales	$160,785	$143,684	$145,044
Operating income	18,224	13,887	16,780
Goodwill	24,404	23,327	19,322
Total assets	102,635	104,594	103,145
Capital expenditures	4,095	4,674	7,971
Depreciation and amortization	5,320	6,091	6,608

Other Products
Sales	$311,592	$330,989	$362,803
Operating income (loss)	1,872	(19,670)	19,239
Goodwill	6,960	24,301	27,186
Total assets	176,031	190,662	222,292
Capital expenditures	3,738	5,772	8,868
Depreciation and amortization	9,322	11,023	11,028

Corporate
Expenses	$(32,705)	$(27,406)	$(30,258)
Total assets (a)	317,333	300,962	160,854
Capital expenditures	140	154	315
Depreciation and amortization	2,287	2,734	1,929

Totals
Sales	$1,688,498	$1,755,775	$1,773,138
Operating income	61,228	25,938	103,188
Goodwill	181,056	298,231	305,570
Total assets	1,795,585	1,875,881	1,823,876
Capital expenditures	73,577	77,154	104,911
Depreciation and amortization	84,313	98,560	88,617

Operations by Business Segment    (cont'd)

(a)   Prior year amounts have been restated to include gross assets, rather than net assets, of discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

In 2002, operating income includes restructuring and related asset impairment charges as follows: Aerospace $919,000, Other Products $2,785,000 and Corporate $825,000.

In 2002, goodwill includes the pre-tax transitional impairment charge recorded under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The charge relates to the missile and space propulsion ($101,988,000) and automotive inflator ($5,127,000) reporting units of the Propulsion segment, and the MEGTEC Systems ($14,814,000) and After Six ($801,000) reporting units of the Other Products segment. Goodwill increased due to acquisitions in the Aerospace segment ($5,720,000) and the Other Products segment ($181,000). The Other Products segment also includes a reclassification of patent and intellectual property to deferred charges and other assets ($2,549,000). Remaining movements in the goodwill balances relate to foreign currency translation adjustments.

In 2002, declines in depreciation and amortization primarily reflect the cessation of goodwill amortization as required under SFAS No. 142. Goodwill amortization in 2001 and 2000, respectively, after an adjustment to exclude patent and trademark amortization was as follows: Aerospace $4,182,000 and $4,190,000; Propulsion $5,712,000 and $5,577,000; Metal Coating $465,000 and $465,000; Specialty Chemicals $1,071,000 and $927,000; and Other Products $1,643,000 and $1,672,000.

In 2001, operating income includes restructuring and related asset impairment charges as follows:
Aerospace $4,360,000; Propulsion $129,000; Metal Coating $5,697,000; Specialty Chemicals $1,059,000; and Other Products $11,167,000.

In 2001, operating income for the Propulsion segment and expense for the Corporate segment include environmental expenses of $10,181,000 and $3,100,000, respectively.

In 2000, operating income for the Specialty Chemicals segment includes restructuring charges of $3,225,000.

Note 24.  Segment Information and Geographic Data   (cont'd)

Geographic Data

Sales are attributable to countries based on location of the customer. Long-lived assets, which include property, plant and equipment and goodwill, are based on physical location.
(Amounts in thousands)
Year ended December 31,	2002	2001	2000

Sales

United States	$893,107	$934,716	$992,271
Germany	95,589	89,874	69,220
Italy	89,506	102,761	86,644
France	71,502	69,327	81,218
United Kingdom	62,200	70,106	96,129
Spain	49,308	36,698	45,189
Canada	48,679	52,803	47,543
Japan	44,383	49,757	51,166
Other countries	334,224	349,733	303,758

Total	$1,688,498	$1,755,775	$1,773,138

At December 31,	2002	2001	2000

Long-lived Assets

United States	$538,187	$645,307	$658,770
United Kingdom	66,641	68,980	68,782
Other countries	76,927	72,327	60,839

Total	$681,755	$786,614	$788,391

No single commercial customer accounted for more than 10% of consolidated sales in any year. The largest single contract with any one US Government agency accounted for approximately 3% of sales in 2002 and 2% of sales in 2001 and 2000. Prime and subcontracts with all US Government agencies accounted for approximately 12% of sales in 2002, 11% of sales in 2001 and 12% of sales in 2000.

Note 25.  Contingencies and Commitments

Sequa is involved in a number of claims, lawsuits and proceedings (environmental and otherwise) that arose in the ordinary course of business. Other litigation pending against Sequa involves allegations that are not routine and include, in certain cases, compensatory and punitive damage claims.

     The ultimate legal and financial liability of Sequa in respect to all claims, lawsuits and proceedings referred to above cannot be estimated with any certainty. However, in the opinion of management, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of these legal proceedings, net of liabilities already accrued in Sequa's Consolidated Balance Sheet, is not expected to have a material adverse effect on Sequa's consolidated financial position, although an unexpected resolution in any reporting period of one or more of these matters could have a significant impact on Sequa's results of operations for that period.

     At December 31, 2002, Sequa was contingently liable for $31,252,000 of outstanding letters of credit and $4,557,000 of surety bonds not reflected in the accompanying Consolidated Financial Statements. In addition, Sequa has guaranteed a bank line of credit for its MJB joint venture in the amount of $7,000,000. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to outstanding letters of credit, surety bonds or the bank guarantee.

Note 26. Quarterly Financial Information (Unaudited)
(Amounts in thousands, except per share data)
2002 Quarter ended	March 31		June 30		Sept. 30		Dec. 31		Year

Sales	$396,912		$415,717		$422,993		$452,876		$1,688,498
Cost of sales	335,663		343,392		348,511		367,654		1,395,220
Operating income	7,280		17,348		16,769		19,831		61,228
Income (loss) from continuing operations	(3,083)		3,684		2,207		6,374		9,182
Loss from discontinued operations, net of income taxes	-		-		-		(10,960)		(10,960)
Effect of a change in accounting principle, net of income taxes	(114,764)		-		-		-		(114,764)

Net (loss) income	$(117,847)		$3,684		$2,207		$(4,586)		$(116,542)

Basic and diluted earnings (loss)
per share:
Income (loss) from continuing operations	$(.35)	$	..30	$	..16	$	..56	$	..68
Loss from discontinued operations, net of income taxes	-		-		-		(1.05)		(1.05)
Effect of a change in accounting principle, net of income taxes	(11.05)		-		-		-		(11.02)

Net (loss) income	$(11.40)		$.30		$.16		$(.49)		$(11.39)

2001 Quarter ended	March 31		June 30		Sept. 30		Dec. 31		Year

Sales	$430,119		$448,608		$447,374		$429,674		$1,755,775
Cost of sales	355,193		366,292		371,733		385,666		1,478,884
Operating income (loss)	12,309		20,522		15,525		(22,418)		25,938
Net income (loss)	$(269)		$36,687		$(2,770)		$(25,599)		$8,049

Basic earnings (loss) per share	$(.08)		$3.49		$(.32)		$(2.51)		$.58

Diluted earnings (loss) per share	$(.08)		$3.36		$(.32)		$(2.51)		$.58

As a result of increased common shares outstanding attributable to the exercise of stock options, quarterly earnings per share are not additive for 2002.

The following unusual items are included in the quarterly financial information:

Operating income for 2002 includes restructuring charges of $1,273,000 in the first quarter, $507,000 in the second quarter, $876,000 in the third quarter and $1,520,000 in the fourth quarter. The after-tax effect of the restructuring charges is to reduce basic earnings per share by $0.08 in the first quarter, $0.03 in the second quarter, $0.05 in the third quarter and $0.09 in the fourth quarter.

Note 26. Quarterly Financial Information (Unaudited)   (cont'd)

Net income for the fourth quarter of 2002 includes $2,810,000 of income related to insurance litigation settlements concerning certain product liability claims relating to the closed operations of a predecessor company. The after-tax effect of this income was to increase basic earnings per share by $0.18.

Net income for 2002 includes the following income tax related items: $1,102,000 in the first quarter relating to the reversal of income tax reserves no longer required due to the completion of a tax audit at a foreign unit; $4,149,000 in the third quarter of tax benefits related to an increase in domestic net operating loss carryforwards due to the resolution of issues and the related completion of an Internal Revenue Service audit; and $1,300,000 in the fourth quarter relating to the reversal of income tax reserves no longer required due to the completion of a tax audit at a foreign unit. The effect of these items was to increase basic earnings per share by $0.11 in the first quarter, $0.40 in the third quarter and $0.12 in the fourth quarter.

Net income for the second quarter of 2001 includes $36,000,000 of income through a reduction in the income tax provision related to a settlement agreement with the Internal Revenue Service which resulted in the reversal of income tax reserves no longer required. The impact of the settlement was to increase basic earnings per share by $3.47.

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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEMS 10  THROUGH 13

     The information required by Item 10 with respect to executive officers is contained on page 11 of this Annual Report on Form 10-K under Item 4A and is incorporated herein by reference.

     The information required by Item 12 with respect to securities authorized for issuance under equity compensation plan's is contained in Note 16 to the Consolidated Financial Statements on pages 64 and 65 of this Annual Report on Form 10-K and is incorporated herein by reference.

     Sequa intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors not later than 120 days after the end of its fiscal year ended December 31, 2002. Accordingly, the information required by Part III (Item 10, concerning Sequa's directors and disclosure pursuant to Item 405 of Regulation S-K, and Items 11, 12 (except as noted above) and 13) is incorporated herein by reference to such definitive proxy statement in accordance with General Instruction G(3) to Form 10-K.

ITEM 14.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, Sequa carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Senior Vice President, Finance (chief financial officer), of the effectiveness of the design and operation of Sequa's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President, Finance concluded that Sequa's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Sequa (including its consolidated subsidiaries) required to be included in Sequa's periodic Securities and Exchange Commission (SEC) filings. There were no significant changes in internal controls or in other factors that could significantly affect the disclosure controls and procedures subsequent to the date of their evaluation.

     Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by Sequa in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
(a)	1.	Financial Statements:

	The following consolidated financial statements are included in
	Part II of this Annual Report on Form 10-K:

			Page Numbers
			in this Annual Report
			on Form 10-K

Report of Independent Auditors			37

Report of Independent Public Accountants.			38

Consolidated Balance Sheet as of December 31, 2002 and 2001.			39-40

Consolidated Statement of Operations for the three years ended
December 31, 2002.			41

Consolidated Statement of Cash Flows for the three years ended
December 31, 2002.			42

Consolidated Statement of Shareholders' Equity for the three years
ended December 31, 2002.			43

Notes to Consolidated Financial Statements.			44-79

	2.	Financial Statement Schedules:

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

3.2	-	Restated and Amended (as of August 26, 1993) By-laws of Sequa (filed herewith).

3.3	-

Amendment to By-laws of Sequa effective as of October 26, 2000 (incorporated by reference to Exhibit 3.3 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2000, filed on March 16, 2001).

3.4		Amendment to By-laws of Sequa effective as of December 12, 2002 (filed herewith).

4.1	-

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

Sixth Amendment to the Receivables Purchase Agreement constituting Exhibit 10.6 hereto dated as of November 9, 2001 (incorporated by reference to Exhibit 10.12 of Sequa's Annual Report on Form 10-K, file No. 1-804, for the year ended December 31, 2001, filed on March 25, 2002).

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

10.16

Seventh Amendment to the Receivables Purchase Agreement dated as of August 15, 2002 (incorporated by reference to Exhibit 10.4 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended September 30, 2002, filed on November 14, 2002).

COMPENSATORY PLANS OR ARRANGEMENTS

10.17	-	1998 Key Employees Stock Option Plan (incorporated by reference to Exhibit 10.2 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1997, filed on March 20, 1998).

10.18	-

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

10.20	-

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

10.22	-

Supplemental Executive Retirement Plan II, as Amended and Restated Effective January 1, 2000 (incorporated by reference to Exhibit 10.4 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended September 30, 2000, filed on November 14, 2000) and First amendment to the Supplemental Executive Retirement Plan I approved by Sequa's Board of Directors on March 21, 2002 (incorporated by reference to Exhibit 10.34 of Sequa's Quarter Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 2002, filed on May 15, 2002).

10.23	-

Supplemental Executive Retirement Plan III, as Amended and Restated Effective January 1, 2000 (incorporated by reference to Exhibit 10.5 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended September 30, 2000, filed on November 14, 2000) First amendment to the Supplemental Executive Retirement Plan II approved by Sequa's Board of Directors on March 21, 2002 (incorporated by reference to Exhibit 10.35 of Sequa's Quarter Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 2002, filed on May 15, 2002).

10.24	-

Sequa Corporation Management Incentive Bonus Program for Corporate Non-Executive Officers and Corporate Staff (Revised for 1998) (incorporated by reference to Exhibit 10.5 of Sequa's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 20, 1998).

10.25	-

Letter Agreements, dated May 24, 1984, by and between Norman E. Alexander and Sequa, and Stuart Z. Krinsly and Sequa (incorporated by reference to Exhibit 10(h) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1989, filed on March 30, 1990).

COMPENSATORY PLANS OR ARRANGEMENTS (cont'd)

10.26	-

Letter Agreements, dated April 30, 1990, by and between Norman E. Alexander and Sequa and Stuart Z. Krinsly and Sequa (incorporated by reference to Exhibit 10(h) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1990, filed on April 1, 1991).

10.27	-

Employment Agreement, dated April 1, 1993, by and between John J. Quicke and Sequa, (incorporated by reference to Exhibit 10(k) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1992, filed on March 31, 1993); Amendment thereto, dated March 1, 1995 (incorporated by reference to Exhibit 10.11 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1994, filed on March 30, 1995); Amendment thereto, dated September 26, 1996 (incorporated by reference to Exhibit 10.9 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1996, filed on March 24, 1997); Amendment thereto, dated as of March 1, 1999 (incorporated by reference to Exhibit 10.18 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 1999, filed on May 14, 1999); and Amendment thereto, dated as of December 13, 2001 (incorporated by reference to Exhibit 10.26 of Sequa's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-804, filed on March 25, 2002).

10.28	-

Employment Agreement, dated as of October 1, 1991, by and between Martin Weinstein and Chromalloy Gas Turbine Corporation (incorporated by reference to Exhibit 10(n) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1991, filed on March 30, 1992); Amendment thereto, dated as of June 1, 1993 (incorporated by reference to Exhibit 10.14 of Sequa's Registration Statement No. 33-50843 on Form S-1 filed on October 29, 1993); Amendment thereto, dated as of February 23, 1995 (incorporated by reference to Exhibit 10.12 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1995, filed on March 28, 1996); and Amendment thereto, dated as of June 1, 1996 (incorporated by reference to Exhibit 10.11 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1996, filed on March 24, 1997); Amendment thereto, dated as of March 1, 1999 (incorporated by reference to Exhibit 10.19 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 1999, filed on May 14, 1999); and Amendment thereto, dated as of December 13, 2001 (incorporated by reference to Exhibit 10.18 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 1999, filed on May 14, 1999); and Amendment thereto, dated as of December 13, 2001 (incorporated by reference to Exhibit 10.27 of Sequa's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-804, filed on March 25, 2002).

10.29	-

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

COMPENSATORY PLANS OR ARRANGEMENTS (cont'd)

10.31	-

Sequa Corporation Management Incentive Bonus Program for Operating Divisions (Revised 1997) (incorporated by reference to Exhibit 10.18 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1996, filed on March 24, 1997).

10.32	-

Employment Agreement, dated as of March 1, 1999, by and between William P. Ksiazek and Sequa (incorporated by reference to Exhibit 10.21 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1999, filed on March 28, 2000); and Amendment thereto, dated as of October 25, 2001 (incorporated by reference to Exhibit 10.31 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2001, filed on March 25, 2002).

10.33	-

Employment Agreement, dated as of December 16, 1999, by and between Howard Leitner and Sequa (incorporated by reference to Exhibit 10.23 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1999, filed on March 28, 2000); and Amendment thereto, dated as of October 25, 2001 (incorporated by reference to Exhibit 10.33 of Sequa's Annual Report on Form 10K, File No. 1-804, for the year ended December 31, 2001, filed on March 25, 2002).

10.34

Employment Agreement, dated as of September 28, 1995 by and between Gerard M. Dombek and Sequa, and Amendments thereto, dated as of December 31, 1997, December 31, 1999 and March 1, 2001 (filed herewith).

10.35		Service Agreement, dated as of May 1, 1995 by and between Robert F. Ellis and Warwick International Group Limited, and Amendment No. 1 thereto, dated as of July 1, 1999 (filed herewith).

End of Compensatory Plans or Arrangements

21.1	-	List of subsidiaries of Sequa. (filed herewith).

23.1	-	Consent of Independent Auditors (filed herewith).

99.1	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).

99.2	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).

(b)	Reports on Form 8-K

Registrant filed a Current Report on Form 8-K dated November 7, 2002 with respect to a press release concerning a non-cash charge of $114.8 million resulting from the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.
SEQUA CORPORATION

Date: March 20, 2003	By:	/s/ HOWARD M. LEITNER

Howard M. Leitner
Senior Vice President, Finance
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 2003.

By: /s/ NORMAN E. ALEXANDER		Chairman of the Board, Chief

Norman E. Alexander		Executive Officer and Director

By: /s/ JOHN J. QUICKE		President, Chief Operating Officer

John J. Quicke		and Director

By: /s/ MARTIN WEINSTEIN		Executive Vice President, Gas

Martin Weinstein		Turbine Operations and Director

By: /s/ HOWARD M. LEITNER		Senior Vice President, Finance

Howard M. Leitner		(Chief Financial Officer)

By: /s/ JOANNE M. O'SULLIVAN		Vice President and Controller

Joanne M. O'Sullivan		(Chief Accounting Officer)

By: /s/ LEON D. BLACK		Director

Leon D. Black

By: /s/ ALVIN DWORMAN		Director

Alvin Dworman

By: /s/ DAVID S. GOTTESMAN		Director

David S. Gottesman

By: /s/ RICHARD S. LEFRAK		Director

Richard S. LeFrak

By: /s/ R. SCOTT SCHAFLER		Director

R. Scott Schafler

By: /s/ MICHAEL I. SOVERN		Director

Michael I. Sovern

By: /s/ FRED R. SULLIVAN		Director

Fred R. Sullivan

By: /s/ GERALD TSAI, JR.		Director

Gerald Tsai, Jr.
CERTIFICATIONS

I, Norman E. Alexander, Chairman and Chief Executive Officer of Sequa Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Sequa Corporation, a Delaware corporation ("Sequa" or "registrant");
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003		/s/ NORMAN E. ALEXANDER

Norman E. Alexander, Chairman and Chief Executive Officer
CERTIFICATIONS

I, Howard M. Leitner, Senior Vice President, Finance (chief financial officer) of Sequa Corporation, certify that:
1.	I have reviewed this annual report on Form 10-K of Sequa Corporation, a Delaware corporation ("Sequa" or "registrant");
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003
/s/ HOWARD M. LEITNER

Howard M. Leitner Senior Vice President, Finance (Chief Financial Officer)

Exhibit 21.1

SUBSIDIARIES OF REGISTRANT

The companies listed below are the majority-owned subsidiaries of the registrant as of December 31, 2002:
State or Other Jurisdiction
in which
Name of Subsidiary	Incorporated

After Six, Inc.	Delaware
Atlantic Research Corporation	Delaware
ARC Automotive, Inc.	Delaware
ARC Automotive Italia S.r.l.	Italy
Casco Cayman, Inc.	Cayman Islands
Casco Electronics GmbH	Germany
Casco IMOS Italia S.r.l.	Italy
Casco Investors Corporation	New York
Casco Luxembourg S.ar.l.	Luxembourg
Casco Products Corporation	Delaware
The Centor Company	Missouri
Chromalloy American Corporation	Delaware
Chromalloy Castings Tampa Corporation	Delaware
Chromalloy Component Services, Inc.	Delaware
Chromalloy Gas Turbine Corporation	Delaware
Chromalloy Gas Turbine Europa, B.V.	Netherlands
Chromalloy Gas Turbine France	France
Chromalloy Heavy Industrial Turbine, Limited.	Delaware
Chromalloy Holland B.V.	Netherlands
Chromalloy Israel Ltd	Israel
Chromalloy Power Services Corporation	Delaware
Chromalloy San Diego Corporation	California
Chromalloy Thailand Ltd	Thailand
Chromalloy U.K. Ltd.	England
Chromizing, S.A. de C.V.	Mexico
Jamo Matrizjen B.V.	Netherlands
Malichaud et CIE S.A.	France
MEGTEC Systems AB	Sweden
MEGTEC System, GmbH	Germany
MEGTEC Systems, Inc.	Delaware
MEGTEC Systems, SA	France
Sequa Can Machinery, Inc.	Ohio
Sequa Capital Corporation	New York
Sequa Coatings Corporation	Indiana
Sequa Financial Corporation	New York
Sequa Limited	England
Sequa Receivables Corp	New York
TurboCombustor Technology, Inc.	Florida
Warwick International Group Limited	England

Other subsidiaries of the Registrant have been omitted from this listing since, considered in the aggregate as a single subsidiary, they would not constitute a significant subsidiary.

Exhibit 23.1

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-82211) pertaining to the 1998 Key Employees Stock Option Plan of Sequa Corporation of our report dated March 11, 2003, with respect to the consolidated financial statements of Sequa Corporation included in the Annual Report (Form 10-K) for the year ended December 31, 2002.

Ernst & Young LLP

New York, New York
March 21, 2003