Form 10-Q
period 2003-03-31
SEQUA CORP /DE/
filed 2003-05-15
CIK 95301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2003

OR
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________ to__________

Commission File Number 1-804
SEQUA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-1885030

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

200 Park Avenue New York, New York	10166

(Address of principal executive offices)	(Zip code)

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

Yes	X	No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

Yes	X	No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003

Class A Common Stock, no par value	7,102,439
Class B Common Stock, no par value	3,329,772

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sequa Corporation and Subsidiaries
Consolidated Statement of Operations
(Amounts in thousands, except per share)
(Unaudited)

	For the Three Months Ended March 31,

	2003	2002

Sales	$424,443	$396,912

Costs and expenses
Cost of sales	357,679	335,663
Selling, general and administrative	59,006	53,969

	416,685	389,632

Operating income	7,758	7,280

Other income (expense)
Interest expense	(15,843)	(15,954)
Interest income	779	879
Equity in income (loss) of unconsolidated joint ventures	4,548	(590)
Other, net	(2,779)	1,102

Loss before income taxes
and the effect of a change
in accounting principle	(5,537)	(7,283)

Income tax benefit	2,400	4,200

Loss before the effect
of a change in accounting principle	(3,137)	(3,083)

Effect of a change in accounting principle,
net of income taxes	-	(114,764)

Net loss	(3,137)	(117,847)

Preferred dividends	(516)	(516)

Net loss available to common stock	$(3,653)	$(118,363)

Basic and diluted loss per share
Loss before the effect of a change in accounting principle	$(0.35)	$(0.35)
Effect of a change in accounting principle	-	(11.05)

Net loss	$(0.35)	$(11.40)

Dividends declared per share
Preferred	$1.25	$1.25

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands)

ASSETS

	(Unaudited)
	March 31,	December 31,
	2003	2002

Current assets
Cash and cash equivalents	$113,181	$138,814
Trade receivables (less allowances of $16,026 and $15,623)	225,433	214,598
Unbilled receivables (less allowances of $573 and $512)	24,221	31,736
Inventories	400,894	380,900
Deferred income taxes	56,891	56,785
Other current assets	29,528	36,310

Total current assets	850,148	859,143

Investments
Investments and other receivables	71,395	66,496
Assets of discontinued operations	116,149	119,098

	187,544	185,594

Property, plant and equipment, net	495,836	500,699

Other assets
Goodwill	181,174	181,056
Deferred income taxes	42,865	38,186
Deferred charges and other assets	29,359	30,907

	253,398	250,149

Total assets	$1,786,926	$1,795,585

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

	(Unaudited)
	March 31,	December 31,
	2003	2002

Current liabilities
Current maturities of long-term debt	$2,105	$3,014
Accounts payable	155,014	146,791
Taxes on income	18,574	18,125
Accrued expenses	193,138	210,104

Total current liabilities	368,831	378,034

Noncurrent liabilities
Long-term debt	704,405	704,335
Other noncurrent liabilities	213,626	213,367

	918,031	917,702

Shareholders' equity
Preferred stock--$1 par value, 1,825,000 shares authorized, 797,000 shares of $5 cumulative convertible stock issued at March 31, 2003 and December 31, 2002 (involuntary liquidation value--$17,181 at March 31, 2003)	797	797
Class A common stock--no par value, 50,000,000 shares authorized, 7,321,000 shares issued at March 31, 2003 and December 31, 2002	7,321	7,321
Class B common stock--no par value, 10,000,000 shares authorized, 3,727,000 shares issued at March 31, 2003 and December 31, 2002	3,727	3,727
Capital in excess of par value	290,108	290,216
Retained earnings	370,381	374,034
Accumulated other comprehensive loss	(94,153)	(97,940)

	578,181	578,155
Less: Cost of treasury stock	78,117	78,306

Total shareholders' equity	500,064	499,849

Total liabilities and shareholders' equity	$1,786,926	$1,795,585

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Amounts in thousands)
(Unaudited)
	For the Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Loss before income taxes and the effect of a non-cash change in accounting principle	$(5,537)	$(7,283)

Adjustments to reconcile loss to net cash (used for) provided by operating activities:
Depreciation and amortization	22,160	20,467
Provision for losses on receivables	1,074	1,031
Equity in (income) loss of unconsolidated joint ventures	(4,548)	590
Other items not providing cash	(117)	(2,524)

Changes in operating assets and liabilities, net of businesses purchased and sold:
Receivables	(16,837)	7,162
Inventories	(18,854)	3,766
Other current assets	7,003	4,747
Accounts payable and accrued expenses	(9,234)	(14,740)
Other noncurrent liabilities	3,594	(209)

Net cash (used for) provided by continuing operations before income taxes	(21,296)	13,007
Net cash (used for) provided by discontinued operations before income taxes	(548)	133
Income taxes (paid) refunded, net	(1,630)	2,407

Net cash (used for) provided by operating activities	(23,474)	15,547

Cash flows from investing activities:
Purchase of property, plant and equipment	(16,088)	(14,855)
Sale of property, plant and equipment	149	751
Other investing activities	(508)	(714)

Net cash used for investing activities	(16,447)	(14,818)

Cash flows from financing activities:
Proceeds from sale of accounts receivable, net	14,000	11,000
Proceeds from debt	-	934
Payments of debt	(789)	(863)
Other financing activities	(520)	(681)

Net cash provided by financing activities	12,691	10,390

Effect of exchange rate changes on cash and cash equivalents	1,597	(2,136)

Net (decrease) increase in cash and cash equivalents	(25,633)	8,983

Cash and cash equivalents at beginning of period	138,814	127,103

Cash and cash equivalents at end of period	$113,181	$136,086

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.   Basis of presentation

     The consolidated financial statements of Sequa Corporation ("Sequa") include the accounts of all majority-owned subsidiaries except for a 52.6% owned component manufacturing operation of which Sequa does not have effective control. This operation is accounted for under the equity method. Investments in 20% to 50% owned joint ventures are accounted for under the equity method. All material accounts and transactions between the consolidated subsidiaries have been eliminated in consolidation.

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

     The consolidated financial statements included herein have been prepared by Sequa, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present Sequa's results for the interim periods presented. Such adjustments consisted of normal recurring items with the exception of the following in the first quarter of 2003: $3,325,000 of restructuring and related assets impairment charges incurred at the Aerospace segment and the MEGTEC Systems and Casco Products units of the Other Products segment; $745,000 of expense to reserve receivables due from a foreign commercial airline that filed for protection under bankruptcy laws; $3,947,000 of gain from a settlement with a former partner in a component manufacturing operation; and $1,518,000 of loss on the fair market value of forward foreign exchange contracts that did not qualify for cash flow hedge accounting. The first quarter of 2002 included $1,273,000 of restructuring charges incurred at Corporate and the MEGTEC Systems unit; $1,761,000 of gain related to the change in the fair value of a gas swap that included a written option and that did not qualify for cash flow hedge accounting; and $1,102,000 relating to the reversal of income tax reserves that were no longer required due to the completion of a tax audit at a foreign unit and which was recorded as a reduction of the tax provision.

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

     The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 1.   Basis of presentation   (cont'd)

     Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued in December 2002 and amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based compensation. While the statement does not require companies to account for employee stock options using the fair value method, it does require disclosure of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in both annual and interim statements. Sequa currently follows Accounting Principles Board (APB) Opinion No. 25, which measures compensation cost for stock options as the excess, if any, of the quoted market price of a company's stock at the grant date over the amount an employee must pay to acquire the stock. As Sequa's stock option plan requires the option price to be no less than the fair market value at the date of grant, no compensation expense is recognized for stock options granted. Sequa has not issued significant numbers of stock options in the last several years and may reassess its accounting policy in the future.

     Had compensation cost for Sequa's stock option plan been determined under SFAS No. 123, Sequa's loss before the effect of a change in accounting principle and related earnings per share would have been affected as follows:
	(Unaudited)
	For the Three Months
	Ended March 31,

	2003	2002

Loss before the effect of a change in accounting principle
As reported	$(3,137)	$(3,083)
As adjusted	(3,152)	(3,115)

Basic and diluted loss per share before the effect of a change in accounting principle
As reported	$(0.35)	$(0.35)
As adjusted	(0.35)	(0.35)

Note 2. Restructuring Charges

     Due to the difficult economic climate prevailing in certain of its markets, Sequa has continued its strategic restructuring program. In the first quarter of 2003, the Consolidated Statement of Operations includes restructuring charges of $3,025,000 which are composed of: $2,583,000 of involuntary termination benefits; a $254,000 qualified pension plan curtailment loss; and $188,000 of relocation and other restructuring charges. Workforce reductions occurred at various locations of the Aerospace segment. In the Other Products segment, the MEGTEC Systems unit transferred certain manufacturing operations to other existing facilities and Casco Products transferred its Connecticut manufacturing operation to other lower cost facilities. The restructuring activities resulted in the termination of approximately 370 employees. Asset impairment charges relating to the restructuring activities in the Other Products segment totaled $300,000.

Note 2. Restructuring Charges   (cont'd)

     The Aerospace segment is continuing a review of its operations in light of the difficulties and intense pricing pressures in the commercial airline market and a restructuring charge of approximately $1,500,000 was recorded in April. The Casco Products restructuring will be completed in the second quarter with a minimal additional charge. The MEGTEC restructuring will be largely completed in the second quarter with an additional severance related charge of approximately $600,000.

     In the first quarter of 2002, restructuring charges of $1,273,000 were incurred at Corporate and MEGTEC systems and were composed of involuntary termination benefits and voluntary early retirement benefits paid outside of Sequa's qualified pension plans covering a total of 36 employees.

     Restructuring charges in the Consolidated Statement of Operations can be summarized by caption and by segment as follows:
	(Thousands of Dollars)
	(Unaudited)
	For the Three Months
	Ended March 31,
	2003	2002

By caption:
Cost of Sales	$2,341	$-
Selling, general and
administrative	684	1,273

Total	$3,025	$1,273

By segment:
Aerospace	$841	$-
Propulsion	-	-
Metal Coating	-	-
Specialty Chemicals	-	-
Other Products:
MEGTEC	823	448
Sequa Can Machinery	-	-
Casco Products	1,361	-
After Six	-	-
Corporate	-	825

Total	$3,025	$1,273

     The after-tax effect of the restructuring and related asset impairment charges was to reduce basic earnings per share by $0.21 and $0.08 in the first quarter of 2003 and 2002, respectively.

Note 2. Restructuring Charges (cont'd)

     Sequa's Consolidated Balance Sheet includes accruals relating to the restructuring program of $6,875,000 at March 31, 2003 and $5,413,000 at December 31, 2002. Activity affecting the accruals in the first quarter of 2003 is summarized as follows:

(Thousands of Dollars) (Unaudited)

Balance at December 31, 2002	$5,413
Charges incurred	3,025
Cash payments of involuntary termination
and voluntary early retirement benefits	(1,160)
Transfer of restructuring liability relating to curtailment
losses to pension accrual	(254)
Relocation and facility shutdown costs paid	(128)
Other activity and adjustments	(21)

Balance at March 31, 2003	$6,875

     In April 2003, Sequa received net cash proceeds of $4,246,000 on the sale of a can-forming machinery plant that was closed as part of the restructuring activities undertaken in 2001. Sequa recognized a gain in the amount of approximately $2,350,000 on the sale.

Note 3. Income Tax Benefit

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the first quarter of 2003 and 2002 were based upon estimated annual pre-tax losses from continuing operations and include the effect of a provision for state income and franchise taxes. The 2002 period includes the reversal of $1,102,000 of income tax reserves no longer required due to the completion of a tax audit at a foreign unit.

Note 4. Comprehensive Income (Loss)

     Comprehensive income (loss) includes net loss and other comprehensive income (loss) items which are recorded within a separate component of equity in the balance sheet and are excluded from net loss. Sequa's other comprehensive income (loss) items include foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on certain securities and unrealized gains and losses on cash flow hedges. Since undistributed earnings of Sequa's foreign subsidiaries are intended to be permanently reinvested, except where Sequa is able to repatriate the earnings to the US without any material incremental tax provision, taxes have not been provided for foreign currency translation adjustments.

Note 4. Comprehensive Income (Loss)  (cont'd)

     Comprehensive income (loss) for the first quarter periods ended March 31, 2003 and 2002 is as follows:

	(Thousands of Dollars)
	(Unaudited)
	For the Three Months
	Ended March 31,

	2003	2002

Net loss	$(3,137)	$(117,847)
Other comprehensive income (loss):
Foreign currency translation
adjustments	3,985	(6,043)
Reversal of unrealized gain on
marketable securities	-	(884)
Tax effect on reversal of unrealized
gain on marketable securities	-	309
Unrealized loss on cash flow hedges	(305)	(71)
Tax benefit on unrealized loss
on cash flow hedges	107	25

Comprehensive income (loss)	$650	$(124,511)

Note 5. Loss Per Share

     Basic loss per share for each of the periods have been computed by dividing the net loss, after deducting dividends on cumulative convertible preferred stock, by the weighted average number of common shares outstanding during the period.

     Diluted loss per share reflects the potential dilution that would have occurred if each share of the cumulative convertible preferred stock outstanding was converted into 1.322 shares of Class A common stock and any outstanding "in-the-money" options to purchase shares of Class A common stock were exercised. The conversion of preferred stock into 1.322 shares of Class A common stock was not included in the computation of diluted loss per common share in the first quarter periods because inclusion would have had an anti-dilutive effect. There were no "in-the-money" options at March 31, 2003.

Note 5. Loss Per Share (cont'd)

The computation of basic and diluted loss per share is as follows:
	(Thousands of dollars, except per share)
	(Unaudited)
	For the
	Three Months
	Ended March 31,

	2003	2002

Loss before the effect of a change
in accounting principle	$(3,137)	$(3,083)

Effect of a change in accounting
principle, net of income taxes	-	(114,764)

Net loss	(3,137)	(117,847)

Less: Preferred stock dividends	(516)	(516)

Net loss available to common stock - basic	(3,653)	(118,363)

Net loss available to common stock - diluted	$(3,653)	$(118,363)

Weighted average number of common
shares outstanding - basic	10,432	10,389

Exercise of stock options	-	2

Weighted average number of common
shares outstanding - diluted	10,432	10,391

Basic and diluted loss per share
Loss before the effect of a change in
accounting principle	$(0.35)	$(0.35)
Effect of a change in accounting
principle	-	(11.05)

Net loss	$(0.35)	$(11.40)

Note 6. Trade Receivables, Net

     Sequa Receivables Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement extending through November 2003 under which it may sell an undivided percentage ownership interest in Sequa's eligible trade receivables through a bank-sponsored facility. Through April 30, 2003, the maximum participation in Sequa's eligible trade receivables allowed to be sold under the agreement was $120,000,000. Effective May 1, 2003, the maximum participation was reduced to $100,000,000 due to a member of the bank provided back-up liquidity facility withdrawing its participation in the market as a whole. Discount expense rates will increase approximately 2% over the rates previously charged. Under the terms of the agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any distribution to Sequa. Management has held preliminary discussions regarding a renewal of the facility and expects that an agreement will be in place, similar in terms and in an amount commensurate with underlying receivables balances, upon the expiration of the current Receivables Purchase Agreement. Alternatively, a new secured bank credit facility and/or other financing, may replace the Receivables Purchase Agreement and provide for additional funds including the issuance of letters of credit. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," transactions under the Receivables Purchase Agreement qualify as a sale of receivables. Trade receivables are net of $94,000,000 at March 31, 2003 and $80,000,000 at December 31, 2002 of receivables sold under the agreement. Other, net in the Consolidated Statement of Operations for the three months ended March 31, 2003 and 2002 includes $283,000 and $337,000, respectively, of discount expense related to the sale of receivables.

Note 7. Inventories

     The inventory amounts at March 31, 2003 and December 31, 2002 were as follows:

	(Thousands of Dollars)
	(Unaudited)
	March 31,	December 31,
	2003	2002

Finished goods	$189,112	$189,194
Work in process	110,596	105,083
Raw materials	111,933	94,685
Long-term contract costs	8,155	5,925
Customer deposits	(18,902)	(13,987)

	$400,894	$380,900

Note 8. Goodwill

     On January 1, 2002, Sequa adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The statement changed the accounting for goodwill from an amortization method to an impairment only approach.

Note 8. Goodwill (cont'd)

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

     Sequa completed the transitional impairment review required under SFAS No. 142 and recorded, effective January 1, 2002, a non-cash charge of $114,764,000 (net of a related tax benefit on deductible goodwill of $7,966,000) as the effect of a change in accounting principle in the Consolidated Statement of Operations. The fair value of Sequa's reporting units were measured using an income approach based on a present value technique of estimated expected future cash flows. The transitional charge relates to the missile and space propulsion ($101,799,000) and automotive inflator ($3,128,000) reporting units of the Propulsion segment and the MEGTEC Systems ($9,036,000) and After Six ($801,000) reporting units of the Other Products segment. The effect of the change in accounting principle reduced basic earnings per share by $11.05 in the first quarter period of 2002.

     Pursuant to SFAS No. 142, goodwill is to be reviewed for impairment on an annual basis. The review date may coincide with the anniversary of the implementation date (January 1) or another date may be selected. Sequa has selected October 1 as the date for subsequent reviews. Sequa reviewed its goodwill as of October 1, 2002 and determined that no further impairment of goodwill had occurred.

     The $118,000 increase in goodwill in the Consolidated Balance Sheet is attributable to foreign currency translation adjustments.

Note 9.   Environmental Matters

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

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At March 31, 2003, the potential exposure for such costs is estimated to range from $15,000,000 to $27,000,000, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $22,318,000. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

Note 9.   Environmental Matters   (cont'd)

     With respect to all known environmental liabilities, remediation costs are estimated to be in the range of $5,000,000 to $8,000,000 for 2003 and $5,000,000 to $7,000,000 for 2004. In the three months of 2003, actual remediation expenditures were $758,000.

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

     Forward foreign exchange contracts and derivatives thereof are used to hedge the cash flows of certain forecasted sales and intercompany firm sales commitments. Gains and losses on these contracts, representing the effective portion of the hedging activity are reported in Accumulated Other Comprehensive Income (Loss). These deferred gains and losses are recognized in operating income in the period in which the sale is recognized. Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Operations in the period they occur. In 2003, Other, net in the Consolidated Statement of Operations includes $1,518,000 related to the fair market valuation of forward foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting.

     Gains and losses on the fair market value of natural gas swaps that include a written option and which do not qualify for hedge accounting are reported in earnings as a component of Other, net. Gains and losses on natural gas swaps that do not include a written option and which are highly effective in hedging the cash flow variability of certain anticipated purchases are deferred and included as a component of Accumulated Other Comprehensive Income (Loss) until the purchase is consummated.

     Sequa had forward foreign exchange contracts and derivatives thereof outstanding with notional amounts of $91,887,000 and $80,565,000 at March 31, 2003 and December 31, 2002, respectively. Sequa had an effective cash flow hedge in the form of a natural gas swap with a notional amount of $1,431,000 at December 31, 2002 that expired in the first quarter of 2003. In the first quarter of 2002, Other, net in the Consolidated Statement of Operations included $1,761,000 of gain related to the change in the fair market value of a gas swap that included a written option and which did not qualify for cash flow hedge accounting.

Note 11. Summary Business Segment Data

     Sequa's sales and operating income (loss) by business segment are as follows:

	(Thousands of Dollars)
	(Unaudited)
			Operating Income
	Sales		(Loss)
	First Quarter		First Quarter

	2003	2002	2003	2002

Aerospace	$172,556	$164,444	$3,948	$7,758
Propulsion	70,287	66,832	(109)	(195)
Metal Coating	50,283	52,709	3,757	3,061
Specialty Chemicals	47,455	35,781	5,496	3,337
Other Products	83,862	77,146	1,533	(316)
Corporate	-	-	(6,867)	(6,365)

Total	$424,443	$396,912	$7,758	$7,280

Note 12.   Contingencies and Commitments

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

     At March 31, 2003, Sequa was contingently liable for $30,851,000 of outstanding letters of credit and $4,557,000 of surety bonds not reflected in the accompanying Consolidated Financial Statements. In addition, Sequa has guaranteed a bank line of credit for its MJB joint venture in the amount of $7,000,000. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to outstanding letters of credit, surety bonds or the bank guarantee.

Note 13.   Subsequent Event

     On May 2, 2003, Sequa announced that it had signed an agreement with GenCorp's Aerojet-General Corporation subsidiary (Aerojet) in which Aerojet is to acquire substantially all of the assets related to the propulsion business of Sequa's Atlantic Research Corporation subsidiary (ARC), as well as the shares of ARC UK Limited. Aerojet will also enter into a long-term agreement to provide propellant to ARC Automotive, Sequa's automotive airbag inflator operation. The airbag inflator business is not included in the sale to Aerojet.

Note 13.   Subsequent Event   (cont'd)

     The purchase price is approximately $133,000,000 in cash and the transaction is expected to close in late summer, subject to receipt of standard regulatory and certain other government and lender approvals. Sequa expects to recognize an after-tax gain of approximately $6,000,000 on the sale.

     The following sales and operating income amounts were contributed by the propulsion business of ARC, including ARC UK Limited, in the indicated period:

(Thousands of Dollars) (Unaudited)
			For the Year
	For the Three Months Ended March 31,		Ended December 31,

	2003	2002	2002

Sales	$26,951	$30,804	$143,512
Operating income	821	1,451	12,655

Other information:
Depreciation	1,957	1,844	7,710
Capital expenditures	928	813	3,697

In 2002, annual sales and operating income of the propulsion business benefitted from a technology transfer license payment of approximately $4,000,000.

     The assets and liabilities of the propulsion business to be included in the sale are summarized as follows:

	(Thousands of Dollars)
	(Unaudited)
	March 31,	December 31,
	2003	2002

Current assets	$52,816	$55,208
Property, plant and equipment, net	42,158	43,161
Goodwill	34,758	34,758
Other noncurrent assets	1,062	1,139

Total assets	$130,794	$134,266

Current liabilities	$18,109	$23,600
Other noncurrent liabilities	9,209	9,620

Total liabilities	$27,318	$33,220

     In accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," Sequa will classify the propulsion business of ARC as a discontinued operation held for sale in the second quarter.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Sales

     Overall sales increased 7% in the first quarter of 2003 driven by the following: $18.6 million of benefit from translating local currency sales into US dollars;, $12.4 million of sales added through the acquisition of a unit in the Aerospace segment; and advances at the Specialty Chemicals segment and the Sequa Can Machinery unit of the Other Products segment, all of which more than offset declines at the Metal Coating segment and the MEGTEC Systems unit of the Other Products segment. A detailed review of sales for each segment follows.

     Sales increased 5% in the Aerospace segment due entirely to the $12.4 million of sales added by Pacific Gas Turbine (PGT), an engine overhaul unit and former equity affiliate that became wholly owned on September 30, 2002. Excluding sales of PGT, sales for this segment declined 3%. Engine component repair sales were on a par with the previous year as strong increases in sales to the industrial turbine and US military markets as well as the favorable impact of translating foreign sales into US dollars (approximately $4.1 million) offset a significant decline in sales to the commercial aviation engine component repair market. Sales of original equipment components declined 7%, primarily due to the impact of the weak commercial aviation market. As a result of the war in Iraq and the outbreak of SARS in the Far East, the downturn in air travel has continued, resulting in the expectation of reduced sales in the second quarter.

     Sales of the Propulsion segment increased 5% in the first quarter of 2003 as a 20% increase in sales of automotive airbag inflator products more than offset declines in both solid and liquid rocket motor propulsion. The increase was driven by higher local currency sales of inflators at the Italian unit, further boosted by the favorable impact of translating local currency results into US dollars (approximately $2.5 million) and significant component sales to a new customer. At the defense unit, sales declined 13% primarily driven by weakness in the commercial satellite market; a $1.7 million decline in sales under the long-term Minuteman refurbishment program; and slightly lower sales of tactical solid rocket motors.

     Sales of the Metal Coating segment declined 5% in 2003, a reflection of lower sales to the building products and container markets, partially offset by a modest increase in sales to the manufactured products market. The decrease in building products is due primarily to softness in the overall commercial construction market. Sales to the container products market were lower in 2003 due to the absence of sales to a customer whose in-house coating line was temporarily shut down in 2002 and softness in the beverage market.

     Sales of the Specialty Chemicals segment advanced 33% in the first quarter of 2003. The improvement results from three major factors: strong demand for the detergent additive TAED; the favorable effect of a weaker US dollar on the translation of local currency results (approximately $5.1 million); and increased sales of the specialty chemicals marketing units. The marketing units generated improvement due to new product offerings and the stronger Euro.

     Sales of the Other Products segment advanced 9% for the first quarter of 2003, with three of the four operating units contributing to the increase. Sales of MEGTEC Systems declined 20% in the first quarter principally due to the persistent poor condition of the worldwide graphic arts market and the timing of shipments in its other markets, tempered by the benefit of translating

Sales   (cont'd)

foreign currency sales into US dollars (approximately $2.3 million). This unit continues to suffer from the sustained downturn in the worldwide graphic arts market, which management does not expect to recover in 2003. Sales of Sequa Can Machinery were ahead 81% for the quarter as a result of the units strong year-end backlog position. Sales of can-decorating and can-forming equipment more than doubled from the year-earlier period, and the specialty can systems product line registered a 30% advance. Sales of Casco Products advanced 9% in the first quarter, driven by a 17% increase in local currency sales at the unit's German facility and the benefit of translating local currency sales into US dollars (approximately $2.1 million). Sales of the After Six unit were ahead 15% as a result of higher shipments from a strong year-end backlog position and an improved mix of sales.

Operating Income

     In the first quarter of 2003, operating income increased 7% as improvements in the Metal Coating and Specialty Chemicals segments and at three of the four units in the Other Products segment more than offset a decline in the Aerospace segment, higher pension costs and increased restructuring and related asset impairment charges. A detailed review of operating income for each segment follows:

     Operating income of the Aerospace segment declined 49% in the first quarter of 2003. Profits of the sole business in this segment, Chromalloy Gas Turbine, a supplier to the airline industry were affected by the following factors: a $4.1 million increase in inventory provisions for slow moving inventory stemming from the decline in demand for engine component repair from the commercial aviation industry; continued pricing pressure in the repair aftermarket; $0.8 million of restructuring charges related to workforce reductions; a $0.7 million charge to reserve receivables from a foreign commercial airline that filed for bankruptcy protection; and increased pension costs. These factors were partially offset by the benefits of cost reductions and restructuring actions and by higher sales to the US military and the industrial turbine market. Results of units primarily engaged in the manufacture of original equipment components recorded a loss in the first quarter of 2003 whereas these units posted a small profit in the year earlier period. The loss reflects lower sales and a reduction of gross margin at one of the units which did not benefit from the increased sales to the US military as did the other units. In anticipation of a second quarter decrease in sales from the comparable period of 2002, further restructuring actions of approximately $1.5 million have been taken in April in this segment. Management continues to move to mitigate the effects of the continuing difficulties and intense pricing pressures in the commercial airline market, but expects second quarter operating profits to approximate those of the first quarter of 2003.

     Results of the Propulsion segment were on a par with the prior year as a reduced loss at the automotive airbag inflator operations was offset by a decline in profits at the propulsion unit. The improvement at the automotive airbag inflator operations reflect improved margins, higher volume and the benefits of on-going Six Sigma initiatives. The decline at the propulsion unit is due to lower sales to the commercial satellite market and increased pension costs.

     Operating income in the Metal Coating segment advanced 23% in the first quarter of 2003. The increase reflects the benefit of improved profitability from ongoing Six Sigma initiatives and the absence of a 2002 inventory provision which more than offset the impact of lower sales and increased pension and insurance costs. Natural gas prices rose significantly in the first quarter of

Operating Income   (cont'd)

2003 and continuation of the current price levels will have an adverse impact on Precoat Metals' operating costs in future quarters.

     The Specialty Chemicals segment posted a 65% increase in operating income in the first quarter of 2003, with both the detergent chemicals operation and the specialty chemicals marketing units contributing to the advance. The increase at the detergent chemicals unit reflects higher sales and the improved operating efficiencies generated from Six Sigma initiatives. Results of the specialty chemicals marketing units improved as a result of higher sales and the impact of the rise in the value of the Euro. Overall results were impacted by increased pension costs in 2003, mitigated by the benefit of translating local currency results into US dollars (approximately $0.6 million).

     The Other Products segment posted operating profit of $1.5 million in the first quarter of 2003; in the first quarter of 2002 this segment recorded an operating loss of $0.3 million. The turnaround reflects strong improvement at three of the four operating units in the segment. MEGTEC Systems significantly narrowed its loss in the first quarter, as improved margins and the benefits of ongoing restructuring actions offset the impact of lower sales, increased restructuring charges ($0.8 million and $0.4 million in the first quarter of 2003 and 2002, respectively,) and a $0.4 million unfavorable effect of translating local currency results into US dollars. The 2003 restructuring charges represent the streamlining of the unit's European operations and consist primarily of severance charges. Completion of this program will result in further severance-related restructuring charges of approximately $0.6 million which will be recorded in the second quarter of 2003. The unit continues to be unfavorably effected by the sustained downturn in the worldwide graphic arts market, which is not expected to recover in 2003. The can machinery unit posted a $2.1 million improvement in the first quarter of 2003. The advance was driven by improved absorption and higher sales at both the can machinery and specialty can systems operations. Casco Products posted a loss in the 2003 quarter compared to a profit in the year earlier period. The decline primarily reflects $1.7 million of restructuring and related asset impairment charges related to the transfer of production from the unit's Bridgeport, Connecticut facility to other lower cost facilities. This move will be completed in the second quarter of 2003 and minimal additional restructuring charges are expected to be incurred. Casco's foreign units posted improved results due to increased sales, cost improvements and the benefit of translating local currency results into US dollars (approximately $0.3 million). The After Six unit posted a 40% improvement in results for the first quarter of 2003. The improvement reflects the benefit of further outsourcing of production and the improved mix of sales.

     Corporate expenses increased 8% in the first quarter of 2003 due to higher pension and insurance costs, partially offset by the absence of an $0.8 million restructuring charge recorded in the 2002 quarter to cover the costs of an early retirement program.

Restructuring Charges

     Due to the difficult economic climate prevailing in certain of its markets, Sequa has continued its strategic restructuring program. In the first quarter of 2003, the Consolidated Statement of Operations includes restructuring charges of $3.0 million which are composed of: $2.6 million of involuntary termination benefits; a $0.2 million qualified pension plan curtailment loss; and $0.2 million of relocation and other restructuring charges. Workforce reductions occurred at various locations of the Aerospace segment. In the Other Products segment, the MEGTEC Systems unit transferred certain manufacturing operations to other existing facilities and Casco Products

Restructuring Charges   (cont'd)

transferred its Connecticut manufacturing operation to other lower cost facilities. The restructuring activities resulted in the termination of approximately 370 employees. Asset impairment charges relating to the restructuring activities in the Other Products segment totaled $0.3 million.

          In the first quarter of 2002, restructuring charges of $1.3 million were incurred at Corporate and MEGTEC systems and were composed of involuntary termination benefits and voluntary early retirement benefits paid outside of Sequa's qualified pension plans covering a total of 36 employees.

     Restructuring charges in the Consolidated Statement of Operations can be summarized by caption and by segment as follows:
	(Thousands of Dollars)
	(Unaudited)
	For the Three Months
	Ended March 31,
	2003	2002

By caption:
Cost of Sales	$2,341	$-
Selling, general and
administrative	684	1,273

Total	$3,025	$1,273

By segment:
Aerospace	$841	$-
Propulsion	-	-
Metal Coating	-	-
Specialty Chemicals	-	-
Other Products:
MEGTEC	823	448
Sequa Can Machinery	-	-
Casco Products	1,361	-
After Six	-	-
Corporate	-	825

Total	$3,025	$1,273

     The after-tax effect of the restructuring and related asset impairment charges was to reduce basic earnings per share by $0.21 and $0.08 in the first quarter of 2003 and 2002, respectively.

     See Note 2 to the consolidated financial statements for additional information concerning activity affecting the restructuring accrual.

Equity in Income (Loss) of Unconsolidated Joint Ventures

     Sequa has investments in a number of unconsolidated joint ventures, which amounted to $47.6 million and $42.5 million at March 31, 2003 and December 31, 2002, respectively. The combination of income and losses of these joint ventures was income of $4.5 million in the first quarter of 2003 and losses of $0.6 million in the first quarter of 2002. In 2003, the first quarter period equity income includes a $3.9 million gain from a settlement with a former partner in a component manufacturing operation.

     Chromalloy is a partner in joint ventures aimed at strengthening its ties to certain original equipment manufacturers and airline customers, as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements. Sequa's investment in Chromalloy's joint ventures was $45.7 million and $40.6 million at March 31, 2003 and December 31, 2002, respectively. The combination of income and losses of Chromalloy's joint ventures was income of $4.5 million in the first quarter of 2003 and $0.5 million of losses in the first quarter of 2002. The largest of the Chromalloy joint ventures are discussed in the following paragraphs.

     Chromalloy has signed an agreement with Siemens Westinghouse Power Corporation and Siemens Aktiengesellschaft (collectively referred to as Siemens), effective in the second quarter of 2003, to establish a global cooperation consisting of joint ownership of three operating companies providing service and repairs for heavy industrial gas turbines manufactured by other companies, or for gas turbines based on the mature technologies of Siemens and its affiliates. The three operating companies are: TurboCare Gas Turbine Services LLC (TCGTS), Turbine Services Ltd (TSL) and Gas Turbine Technologies, S.p.A. (GTT).

     Chromalloy will have a 49% ownership interest in TCGTS to which Chromalloy and Siemens contributed, at existing ownership levels, a division of their TACR joint venture. Siemens also contributed to TCGTS, a US operation and a minority interest in a Venezuelan subsidiary. TCGTS will serve the North, Central and South American markets. The remaining operations of TACR, of which Chromalloy owns 49%, will continue to provide coating and component repair services on Siemens' advanced engines.

     Chromalloy will have a 51% ownership interest in, and operating control over, TSL. Chromalloy contributed the assets of its UK and Thailand industrial gas turbine operations and its 49% ownership interest in its MJB joint venture. MJB, a partnership with Mohammed Bin Masaood & Sons, provides repair and maintenance services for industrial gas turbines from a facility in the United Arab Emirates. Sequa has guaranteed MJB's bank line of credit in the amount of $7.0 million. TSL will serve Europe, the Far East and the Middle East. The operation of TSL will be consolidated with those of Sequa and will reflect a Siemens minority interest.

     Chromalloy will have a 20% ownership interest in GTT to which Siemens contributed the assets of an Italian facility. GTT will serve Italy and certain other countries.

     Chromalloy has a 52.6% ownership interest, which does not equate to a controlling interest, in a component manufacturing operation that produces new replacement parts for jet engines. While Chromalloy's partners in this joint venture are major commercial airlines, whose industry has been under significant pressures, management believes that the venture is adequately capitalized.

Equity in Income (Loss) of Unconsolidated Joint Ventures   (cont'd)

     Chromalloy has two 50/50 joint ventures with Rolls-Royce plc: Turbine Surface Technology Limited (TSTL), which provides advanced coatings for Rolls-Royce turbine components, and Turbine Repair Technology Limited (TRTL), which provides advanced component repair services for certain Rolls-Royce engines.

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

Other, net

     In the first quarter of 2003, Other, net included $1.5 million of loss related to the fair market value of foreign forward exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting; $0.5 million of expense on the cash surrender value of corporate-owned life insurance; $0.4 million of charges for the amortization of capitalized debt issuance costs; and $0.3 million of discount expense on the sale of accounts receivable.

     In the first quarter of 2002, Other, net included $1.8 million of gain related to the change in the fair market value of a gas swap that included a written option and which did not qualify for cash flow hedge accounting; $0.6 million of gain on the sale of stock received from the demutualization of an issuer of corporate-owned life insurance policies and pension annuities; $0.4 million of charges for the amortization of capitalized debt issuance costs; $0.3 million of discount expense on the sale of accounts receivable; and $0.3 million of expense on the cash surrender value of corporate-owned life insurance.

Income Tax Benefit

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the three-month period of 2003 and 2002 were based upon estimated annual pre-tax losses from continuing operations and include the effect of a provision for state income and franchise taxes. The 2002 period includes the reversal of $1.1 million of income tax reserves no longer required due to the completion of a tax audit at a foreign unit.

Effect of a Change in Accounting Principle

     On January 1, 2002, Sequa adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The statement changed the accounting for goodwill from an amortization method to an impairment only approach.

     Sequa completed the transitional impairment review required under SFAS No. 142 and recorded, effective January 1, 2002, a non-cash charge of $114.8 million (net of a related tax

Effect of a Change in Accounting Principle   (cont'd)

benefit on deductible goodwill of $8.0 million) as the effect of a change of accounting principle in the Consolidated Statement of Operations. The fair value of Sequa's reporting units were measured using an income approach based on a present value technique of estimated expected future cash flows. The transitional charge relates to the missile and space propulsion ($101.8 million) and automotive inflator ($3.1 million) reporting units of the Propulsion segment and the MEGTEC Systems ($9.0 million) and After Six ($0.8 million) reporting units of the Other Products segment. The effect of the change in accounting principle reduced basic earnings per share by $11.05 in the three-month period of 2002.

     Pursuant to SFAS No. 142, goodwill is to be reviewed for impairment on an annual basis. The review date may coincide with the anniversary of the implementation date (January 1) or another date may be selected. Sequa has selected October 1 as the date for subsequent reviews. Sequa reviewed its goodwill as of October 1, 2002 and determined that no further impairment of goodwill had occurred.

Risk/Concentration of Business

     Sequa's largest operation, Chromalloy Gas Turbine Corporation, with 2003 first quarter sales of $172.6 million and operating income of $3.9 million (2002 annual sales and operating income of $675.2 million and $45.3 million, respectively, and total assets at December 31, 2002 of $806.2 million), has experienced significant difficulties in its operating environment since the terrorist attacks of September 11, 2001, which had a severe, immediate and extended impact on the airline industry compounded by a general economic slowdown. The downturn in air travel has had a significant impact on both Chromalloy's repair, and original equipment component manufacturing operations which derives approximately 80% of their sales from the commercial aviation market. The large repair business is directly related to the number of hours jet engines are flown and the original equipment component manufacturing business is related to the number of new jet engines placed in service. The economic impact on Chromalloy has been partially offset by cost cutting measures. In light of the continuing difficulties and intense pricing pressures in the commercial airline market, an improvement over the 2002 annual operating income level is not expected in 2003. Furthermore, a prolonged decline in the level of air travel will continue to have an adverse impact on the operations of Chromalloy and on its joint ventures ($15.6 million investment at March 31, 2003) that serve the airline industry.

     In March 2003, Standard & Poor's Ratings Services (S&P) placed its ratings on 12 airlines on "CreditWatch with negative implications." S&P cited the looming war with Iraq and its estimation that already weak airlines will incur substantial losses and cash outflow, due to declines in air travel. While the duration of the war was short, the outbreak of severe acute respiratory syndrome (SARS) has resulted in certain airlines reducing service to regions impacted by the disease. The long-term impact of the war and SARS on air travel is uncertain at this time.

     At March 31, 2003, trade receivables due from major commercial airlines totaled approximately $37 million. The poor business conditions in the airline industry and the possibility of bankruptcy filings by other carriers who are customers of Chromalloy could adversely affect the ability of Chromalloy to realize some of these receivables.

Risk/Concentration of Business   (cont'd)

     On April 1, 2003, Air Canada filed for protection under Canada's Companies' Creditors Arrangements Act (CCAA). Air Canada is continuing its operations while it restructures itself. In the first quarter of 2003, Air Canada accounted for $1.2 million or approximately 1% of Chromalloy's sales. A first quarter charge of $0.7 million was incurred to reserve the trade receivable balance with Air Canada as of March 31, 2003.

     UAL, which filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (Chapter 11) in December 2002, accounted for approximately $6.3 million or 4% of Chromalloy's sales in the first quarter of 2003 (4% of 2002 annual sales). The pre-petition net trade accounts receivable balance is nominal. The impact of the UAL filing on Chromalloy's operations is uncertain at this time.

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

     Sequa is engaged in the automotive airbag inflator business through ARC. ARC's largest customers for airbag inflators is Delphi Automotive Systems and its subsidiaries (Delphi) and Breed Technologies, Inc. and its subsidiaries (Breed). Delphi accounted for $14.0 million or 20% of ARC's first quarter sales in 2003 and $7.5 million or 11% of first quarter sales in 2002. Delphi accounted for 32% and 21% of ARC Automotive's first quarter sales in 2003 and 2002, respectively. Breed accounted for $10.9 million or 16% of ARC's first quarter sales in 2003 and $19.5 million or 29% of first quarter sales in 2002. Breed accounted for 25% and 54% of ARC Automotive's first quarter sales in 2003 and 2002, respectively.

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

     In March 2002, National Steel filed Chapter 11. National Steel is Precoat Metals' largest customer, accounting for approximately $14 million or 27% of 2003 first quarter sales (35% of 2002 annual sales). The pre-petition trade receivable balance with National Steel was nominal and Precoat Metal's operations have not been adversely impacted. In April 2003, US Steel emerged as the highest bidder in a competitive auction for substantially all of National Steel's assets and certain of its liabilities. The Bankruptcy Court subsequently approved the asset purchase agreement between US Steel and National Steel. US Steel also announced an agreement with the United Steel Workers of America (USWA) concerning a new labor agreement.

Risk/Concentration of Business   (cont'd)

     Sequa's investment in discontinued operations primarily relates to a leveraged lease portfolio that is subject to risks associated with the ultimate realizability of estimated residual values as well as the creditworthiness of the lessees. Several of the leases are for aircraft leased to major commercial airlines. In February 2003, American Airlines, Inc. (AA) issued a term sheet to parties involved in its leveraged lease financings as part of a process to implement a consensual restructuring of its obligations to its stakeholders. The term sheet outlined net present value savings that AA is seeking as part of its restructuring. Management does not believe that the AA term sheet is indicative of the value the leveraged lease arrangement provides to AA and, it is premature to estimate the impact on Sequa's investment in discontinued operations of a potential bankruptcy by AA. At March 31, 2003, Sequa's remaining investment in aircraft leases with major commercial airlines is $37.1 million of which $16.3 million relates to AA.

Backlog

     The businesses of Sequa for which backlogs are significant are the Turbine Airfoils, TurboCombustor Technology and Castings units of the Aerospace segment; the solid and liquid rocket motor operations of the Propulsion segment; and the Sequa Can Machinery, MEGTEC Systems and After Six units of the Other Products segment. The aggregate dollar amount of backlog in these units at March 31, 2003 was $283.9 million ($254.2 million at December 31, 2002). Increases in backlog in the Aerospace and Propulsion segments and the MEGTEC Systems unit were partially offset by decreases in backlog in the Sequa Can Machinery and After Six units. Sales of the After Six unit are seasonal, with stronger sales in the first six months of the year; accordingly, this unit's backlog is normally higher at December 31 than at any other time of the year.

Liquidity and Capital Resources

     Net cash used for operating activities was $23.5 million in the first quarter of 2003 compared with $15.5 million provided by operating activities in 2002. The primary reasons for the $39.0 million decrease were a higher level of working capital requirements and an increase in income taxes paid primarily reflecting a Federal tax refund received in the 2002 period. Cash used for investing activities was $16.4 million in the first quarter of 2003 compared with $14.8 million in the 2002 period. The $1.6 million increase primarily reflects a slightly higher level of capital spending in the 2003 period. Net cash from financing activities was $12.7 million in the first quarter of 2003 compared with $10.4 million in 2002. The increase primarily reflects a slightly higher level of receivables sold. Net cash provided by the effect of exchange rate changes was $1.6 million in the first quarter of 2003 compared with net cash used of $2.1 million in 2002. The $3.7 million increase primarily reflects the strengthening of the Euro relative to the US dollar in 2003 from the 2002 year-end and a weakening of the Euro relative to the US dollar in 2002 from the 2001 year-end.

     On May 2, 2003, Sequa announced that it had signed an agreement with GenCorp's Aerojet-General Corporation subsidiary (Aerojet) in which Aerojet is to acquire substantially all of the assets related to the propulsion business of Sequa's Atlantic Research Corporation subsidiary (ARC), as well as the shares of ARC UK Limited. Aerojet will also enter into a long-term agreement to provide propellant to ARC Automotive, Sequa's automotive airbag inflator operation. The airbag inflator business is not included in the sale to Aerojet. The purchase price

Liquidity and Capital Resources   (cont'd)

is approximately $133.0 million in cash and the transaction is expected to close in late summer, subject to receipt of standard regulatory and certain other government and lender approvals. Management has indicated that the proceeds will contribute to its objective of strengthening Sequa's financial position.

     In January 2002, Sequa cancelled its $75 million revolving credit agreement because adverse economic conditions precluded Sequa from being in compliance with certain financial covenants of the agreement. Sequa has held intermittent discussions with a group of banks regarding a new secured credit facility and while management has chosen not to enter into a new agreement at this time, it continues to evaluate potential sources of additional liquidity including the public debt market.

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

     In March 2003, S&P placed its ratings on 14 commercial aviation suppliers, including Sequa, on "CreditWatch with negative implications." S&P cited the looming war with Iraq as likely to have a significant impact on commercial aviation which, in turn, would put additional pressures on companies serving that industry. While the duration of the war was short, the outbreak of severe acute respiratory syndrome (SARS) has resulted in certain airlines reducing service to regions impacted by the disease. The long-term impact of the war and SARS on air travel is uncertain at this time.

     The absence of a revolving credit agreement and the downgrade in debt ratings have impacted Sequa's ability to issue new unsecured letters of credit and surety bonds for financial guarantees. While Sequa's letters of credit generally renew on an annual, evergreen basis, it is possible that some issuers may require collateral in the future. In December 2002, Sequa deposited $8.4 million with an insurance carrier when the surety market for financial guarantees became extremely tight and Sequa was unable to renew a surety bond. The amount is being held in an interest bearing account as cash collateral against future expected claims and is refundable upon the issuance of a letter of credit. In April 2003, Sequa deposited $4.7 million with an insurance carrier to guarantee certain environmental remediation costs. The policy can be canceled upon Sequa satisfying certain Environmental Protection Agency required financial ratios or the issuance of a letter of credit. However, this policy may be canceled only on an annual anniversary. Of the $4.7 million, $4.2 million plus interest earned on the deposit less any claims paid are refundable.

     At March 31, 2003, Sequa was contingently liable for $30.9 million of outstanding letters of credit and $4.6 million of surety bonds not reflected in the accompanying Consolidated Balance Sheet. In addition, Sequa has guaranteed a $7.0 million bank line of credit for its MJB joint venture. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to the outstanding letters of credit, surety bonds or the guarantee.

Liquidity and Capital Resources   (cont'd)

     Sequa Receivables Corp. (SRC), a wholly owned special purpose corporation, has a Receivables Purchase Agreement extending through November 2003 under which it may sell an undivided percentage ownership interest in Sequa's eligible trade receivables through a bank sponsored facility. Through April 30, 2003, the maximum participation in Sequa's eligible trade receivables allowed to be sold under the agreement was $120.0 million. Effective May 1, 2003, the maximum participation was reduced to $100.0 million due to a member of the bank provided back-up liquidity facility withdrawing its participation in the market as a whole. Discount expense rates will increase approximately 2% over the rates previously charged. Under the terms of the agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any distribution to Sequa. Management has held preliminary discussions regarding a renewal of the facility and expects that an agreement will be in place, similar in terms and in an amount commensurate with underlying receivables balances, upon the expiration of the current Receivables Purchase Agreement. Alternatively, a new secured bank credit facility and/or other financing, may replace the Receivables Purchase Agreement and provide for additional funds including the issuance of letters of credit. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125," transactions under the Receivables Purchase Agreement qualify as a sale of receivables. Trade receivables included in the March 31, 2003 Consolidated Balance Sheet are net of $94.0 million of receivables sold under the agreement.

     Capital expenditures amounted to $16.1 million in the first quarter of 2003, with spending concentrated in the Aerospace and Propulsion segments. These funds were primarily used to upgrade existing facilities and equipment. In light of the continuing difficult economic climate, Sequa has reduced its expected level of capital spending in 2003 to $74 million from $85 million. Capital spending will be concentrated in the Aerospace segment and the automotive airbag inflator operation of the Propulsion segment.

     Due to the present underfunded status of its domestic qualified defined benefit pension plans, management anticipates that additional pension contributions will total approximately $27 million in the next 12 months and will be contributed primarily in the third quarter of 2003.

     Due to 2002 declines in the equity markets as well as lower discount rates utilized to value year-end pension liabilities, Sequa recorded in 2002, a $65.1 million after-tax fourth-quarter charge through other comprehensive income, a component of shareholders' equity, to increase pension liabilities to required levels in the Consolidated Balance Sheet.

     Management currently anticipates that cash flow from operations; potential sources of new liquidity being investigated including the public debt market; the $113.2 million of cash and cash equivalents on hand at March 31, 2003; the $133 million of expected proceeds on the sale of ARC's propulsion business including the shares of ARC UK Limited; the $31 million available at May 12, 2003 under the Receivables Purchase Agreement and the Agreement's expected fourth quarter renewal in an amount commensurate with underlying receivable balances or alternatively, a new secured bank credit facility and/or other financing that may also replace the Receivables Purchase Agreement and provide for additional funds including the issuance of letters of credit,

Liquidity and Capital Resources   (cont'd)

will be sufficient to fund Sequa's operations for the next twelve months. Such operations include the $62.6 million of interest payments due on the outstanding 9% and 8 7/8% Senior Notes; $74 million of estimated capital expenditures; the $27 million of estimated pension contributions; and any future requirements of collateral on letters of credit and surety bonds which totaled $35.5 million at March 31, 2003.

Significant Accounting Policies and Estimates

Sequa believes that the application of the following accounting policies is important to its financial position and results of operations and requires significant judgments and estimates on the part of management.

Allowance for Doubtful Accounts

Certain of Sequa's operating segments provide services to industries that are or have been experiencing difficult economic pressures. The Aerospace segment performs repair and other services for the commercial airline industry and the Metal Coating segment counts major steel mills among its customers. See the Risk/Concentration of Business section of this MD&A in this Quarterly Report on Form 10-Q for further discussion. Many of Sequa's customers are large, well-known companies, and the customer base is monitored through a review of account balance agings, an assessment of customer financial condition, and interactions with the customers. Reserves are established through a combination of specific identification of problem accounts and percentages of aging brackets.

Inventory Reserves

The Aerospace segment (Chromalloy Gas Turbine) maintains significant inventories of parts to serve the repair market. In order to ensure that any obsolete or slow moving inventory is properly identified and valued, Chromalloy has in place a policy that mandates minimum reserve requirements based on usage. The policy provides for a consistent and systematic approach to valuing inventory, with reserves reassessed quarterly and at year-end for adequacy. The decline in air travel and the related reduction in the number of hours jet engines are flown, has had an adverse impact on inventory reserve requirements. A further decline in air travel would have an additional adverse impact on inventory reserve requirements. Management believes that, while demand for certain repair services and manufactured parts has been volatile in 2002 and the first quarter of 2003, and can remain volatile while the industry is disrupted, the long-term outlook for the industry is positive.

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

Goodwill

SFAS No. 142 requires that goodwill and other intangible assets be tested for impairment on an annual basis. Sequa recorded a $114.8 million after-tax transitional impairment charge effective with the January 1, 2002 adoption of SFAS No. 142. Sequa updated its review of goodwill on its selected annual test date of October 1, 2002 and noted no further impairment. In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. If these estimates and assumptions change in the future due to such factors as a decline in general economic conditions; a long-term or permanent decline in air travel; competitive pressures on sales and margins; and other factors beyond management's controls, an impairment charge may be required.

Income Taxes

Sequa has significant domestic net operating loss carryforwards, as well as deferred tax assets established through other comprehensive income in recording a minimum required pension liability. Management believes that such carryforwards and deferred tax assets will be utilized before their expiration through future reversals of existing taxable temporary differences, future earnings and available tax planning strategies. Sequa's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions; the state of the airline industry and other major markets; competitive pressures on sales and margins; and other factors beyond management's control. There can be no assurance that Sequa will meet its expectations for future domestic taxable income in the carryforward period or that available tax strategies can be enacted. However, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income and available tax strategies will be sufficient to fully realize the domestic operating loss carryforwards and deferred tax assets at March 31, 2003.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Sequa is exposed to market risk from changes in foreign currency exchange rates and from changes in the prices of certain commodities which impact its earnings, cash flows and financial condition. Sequa manages its exposure to this market risk through its regular operating and financial activities and, when appropriate, through the use of derivative financial instruments.
Sequa has established a control environment which assigns senior executives and in certain instances operational management responsibility for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Sequa does not buy, hold or sell derivative financial instruments for trading purposes. Sequa's primary foreign currency exposures relate to the British pound and to the Euro. To mitigate the short-term effect of changes in currency exchange rates, Sequa utilizes forward foreign exchange contracts and derivatives thereof, to manage its exposure to certain existing assets and liabilities and to hedge forecasted transactions and firm commitments denominated in currencies other than the functional currency. Depending on the volatility of the market, Sequa utilizes natural gas swap agreements to convert a portion of its natural gas requirements to fixed rates. Depending on the

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (cont'd)

use of a derivative and whether it has been designated and qualifies as an efficient hedge, gains and losses resulting from changes in the value of the derivative are recognized currently in earnings or reported in Accumulated Other Comprehensive Income (Loss), a separate component of shareholders' equity.

     A hypothetical 10% uniform decrease in all foreign currency exchange rates relative to the US dollar would have decreased the fair value of Sequa's financial instruments by approximately $9.3 million as of March 31, 2003 and $11.9 million as of December 31, 2002. The sensitivity analysis relates only to Sequa's exchange rate-sensitive financial instruments, which include cash and debt amounts denominated in foreign currencies and all open foreign forward exchange contracts at March 31, 2003 and December 31, 2002. The effect of this hypothetical change in exchange rates ignores the effect this movement may have on the value of net assets, other than financial instruments, denominated in foreign currencies and does not consider the effect this movement may have on anticipated foreign currency cash flows.

     At March 31, 2003 and December 31, 2002, substantially all of Sequa's debt was at fixed rates, and Sequa currently does not hold interest rate derivative contracts. Accordingly, a change in market interest rates would not materially impact Sequa's interest expense but would affect the fair value of Sequa's debt. Generally, the fair market value of fixed-rate debt increases as interest rates fall and decreases as interest rates rise. The estimated fair value of Sequa's total debt was approximately $698 million at March 31, 2003 and $672 million at December 31, 2002 A hypothetical 1% increase in interest rates would have decreased the fair value of Sequa's total debt by approximately $31.2 million at March 31, 2003 and $29.6 million at December 31, 2002. A hypothetical 1% decrease in interest rates would have increased the fair value of Sequa's total debt by approximately $32.0 million at March 31, 2003 and $31.4 million at December 31, 2002. The fair value of Sequa's total debt is based primarily upon quoted market prices of Sequa's publicly traded securities. The estimated changes in the fair values of Sequa's debt are based upon changes in the present value of future cash flows as derived from the hypothetical changes in market interest rates.

     Sequa had forward foreign exchange contracts and derivatives thereof outstanding with notional amounts of $91.9 million at March 31, 2003 and $80.6 million at December 31, 2002. A natural gas swap with a notional amount of $1.4 million was outstanding at December 31, 2002 and expired in the first quarter of 2003.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (cont'd)

     The following table presents the carrying amounts and fair values of Sequa's derivative and non-derivative financial instruments:
	(Amounts in thousands)
	At March 31, 2003		At December 31, 2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Cash and cash equivalents	$113,181	$113,181	$138,814	$138,814
Forward foreign exchange
contracts	1,487	1,487	1,153	1,153
Natural gas swap	-	-	304	304
Liabilities
Current and long-term debt	706,510	698,030	707,349	672,449
Forward foreign exchange
contracts	3,891	3,891	1,510	1,510

The fair value of cash and cash equivalents approximates the carrying amount due to the short maturity of those instruments. The fair value of Sequa's debt is primarily based upon quoted market prices of publicly traded securities. The fair value of forward foreign exchange contracts and derivatives thereof is based on fair market valuations. The fair value of Sequa's natural gas swap agreement was based upon the amount that Sequa could have settled with the counterparty to terminate the natural gas swap outstanding.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits

		10.33	Amendment dated as of March 1, 2003 to Employment Agreement dated as of December 16, 1999 by and between Howard Leitner and Sequa (filed herewith).

		10.35	Employment Agreement, dated as of March 1, 2003 by and between Joanne M. O'Sullivan and Sequa (filed herewith).

		99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on form 8-K

Registrant filed a Current Report on Form 8-K dated February 26, 2003 with respect to Registrant's press release concerning higher operating income for 2002, a loss from discontinued operations and a charge to equity for pension obligations.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEQUA CORPORATION

	BY	/s/ HOWARD M. LEITNER

Howard M. Leitner
Senior Vice President, Finance
(Chief Financial Officer)

May 15, 2003

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ HOWARD M. LEITNER

Howard M. Leitner
Senior Vice President, Finance
(chief financial officer)