Form 10-Q
period 2003-06-30
SEQUA CORP /DE/
filed 2003-08-14
CIK 95301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2003

OR
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes	X	No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

Yes	X	No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2003

Class A Common Stock, no par value	7,107,523
Class B Common Stock, no par value	3,329,772

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sequa Corporation and Subsidiaries
Consolidated Statement of Operations
(Amounts in thousands, except per share)
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,

	2003	2002 *	2003	2002 *

Sales	$817,796	$750,486	$420,304	$384,379

Costs and expenses
Cost of sales	688,081	628,350	352,727	318,674
Selling, general and administrative	106,085	102,004	50,873	51,383

	794,166	730,354	403,600	370,057

Operating income	23,630	20,132	16,704	14,322

Other income (expense)
Interest expense	(32,323)	(31,882)	(16,486)	(15,937)
Interest income	1,395	1,664	657	814
Equity in income (loss) of unconsolidated joint ventures	5,707	(114)	1,160	475
Other, net	1,286	404	3,707	(992)

(Loss) income from continuing operations
before income taxes	(305)	(9,796)	5,742	(1,318)

Income tax benefit (provision)	200	7,300	(2,400)	2,700

(Loss) income from continuing operations	(105)	(2,496)	3,342	1,382

Income (loss) from discontinued operations, net
of income taxes	2,454	(98,702)	2,144	2,302

Income (loss) before the effect of a change
in accounting principle	2,349	(101,198)	5,486	3,684

Effect of a change in accounting principle,
net of income taxes	-	(12,965)	-	-

Net income (loss)	2,349	(114,163)	5,486	3,684

Preferred dividends	(1,032)	(1,032)	(516)	(516)

Net income (loss) available to common stock	$1,317	$(115,195)	$4,970	$3,168

Basic and diluted income (loss) per share
(Loss) income from continuing operations	$(0.11)	$(0.34)	$0.27	$0.08
Income (loss) from discontinued operations	0.24	(9.49)	0.21	0.22
Effect of a change in accounting principle	-	(1.25)	-	-

Net income (loss)	$0.13	$(11.08)	$0.48	$0.30

Dividends declared per share
Preferred	$2.50	$2.50	$1.25	$1.25
* Restated. See Notes 1 and 8 to the consolidated financial statements.

The accompanying notes are an integral part of the financial statements

.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands)

ASSETS

	(Unaudited)
	June 30,	December 31,
	2003	2002 *

Current assets
Cash and cash equivalents	$138,476	$138,814
Trade receivables (less allowances of $16,118 and $15,483)	299,594	195,888
Inventories	393,510	372,141
Assets of discontinued operations	124,852	135,347
Deferred income taxes	56,891	56,785
Other current assets	34,431	36,206

Total current assets	1,047,754	935,181

Investments
Investments and other receivables	85,332	66,434
Assets of discontinued operations	105,355	119,098

	190,687	185,532

Property, plant and equipment, net	452,078	457,557

Other assets
Goodwill	147,473	146,298
Deferred income taxes	44,952	38,186
Deferred charges and other assets	31,024	29,831

	223,449	214,315

Total assets	$1,913,968	$1,792,585

* Restated. See Notes 1 and 8 to the consolidated financial statements.
The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

	(Unaudited)
	June 30,	December 31,
	2003	2002 *

Current liabilities
Current maturities of long-term debt	$8,750	$3,014
Accounts payable	152,949	138,771
Taxes on income	17,345	18,125
Liabilities of discontinued operations	22,499	33,220
Accrued expenses	178,337	191,525

Total current liabilities	379,880	384,655

Noncurrent liabilities
Long-term debt	798,238	704,335
Liabilities of discontinued operations	18,316	34,803
Other noncurrent liabilities	197,721	168,943

	1,014,275	908,081

Shareholders' equity
Preferred stock--$1 par value, 1,825,000 shares authorized, 797,000 shares of $5 cumulative convertible stock issued at June 30, 2003 and December 31, 2002 (involuntary liquidation value--$17,181 at June 30, 2003)	797	797
Class A common stock--no par value, 50,000,000 shares authorized, 7,321,000 shares issued at June 30, 2003 and December 31, 2002	7,321	7,321
Class B common stock--no par value, 10,000,000 shares authorized, 3,727,000 shares issued at June 30, 2003 and December 31, 2002	3,727	3,727
Capital in excess of par value	290,108	290,216
Retained earnings	375,351	374,034
Accumulated other comprehensive loss	(79,454)	(97,940)

	597,850	578,155
Less: Cost of treasury stock	78,037	78,306

Total shareholders' equity	519,813	499,849

Total liabilities and shareholders' equity	$1,913,968	$1,792,585

* Restated. See Notes 1 and 8 to the consolidated financial statements.
The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Amounts in thousands)
(Unaudited)
	For the Six Months Ended June 30,

	2003	2002 *

Cash flows from operating activities:
Loss from continuing operations before income taxes	$(305)	$(9,796)

Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	40,303	37,617
Provision for losses on receivables	1,694	942
Equity in (income) loss of unconsolidated joint ventures	(5,707)	114
Other items not providing cash	(4,834)	(2,208)

Changes in operating assets and liabilities:
Receivables	(18,278)	(6,775)
Inventories	(15,876)	6,658
Other current assets	3,063	1,006
Accounts payable and accrued expenses	(4,589)	(13,456)
Other noncurrent liabilities	14,533	1,781

Net cash provided by continuing operations before income taxes	10,004	15,883
Net cash provided by discontinued operations before income taxes	1,561	7,366
Income taxes (paid), net	(6,745)	(84)

Net cash provided by operating activities	4,820	23,165

Cash flows from investing activities:
Purchases of property, plant and equipment	(28,842)	(31,209)
Sales of property, plant and equipment	4,818	3,139
Other investing activities	(1,715)	1,114

Net cash used for investing activities	(25,739)	(26,956)

Cash flows from financing activities:
Proceeds from accounts receivable sold	75,000	62,000
Repurchases of accounts receivable sold	(155,000)	(38,000)
Proceeds from debt	101,937	1,296
Payments of debt	(3,891)	(3,551)
Payments of preferred dividends	(1,032)	(1,032)
Other financing activities	(217)	1,925

Net cash provided by financing activities	16,797	22,638

Effect of exchange rate changes on cash and cash equivalents	3,784	6,302

Net (decrease) increase in cash and cash equivalents	(338)	25,149

Cash and cash equivalents at beginning of period	138,814	127,103

Cash and cash equivalents at end of period	$138,476	$152,252

* Restated. See Notes 1 and 8 to the consolidated financial statements.
The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.   Basis of presentation

     The consolidated financial statements of Sequa Corporation ("Sequa") include the accounts of all majority-owned subsidiaries except for a 52.6% owned component manufacturing operation. The 52.6% ownership interest in this operation does not equate to a controlling interest primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions. This operation is accounted for under the equity method as are investments in 20% to 50% owned joint ventures. All material accounts and transactions between the consolidated subsidiaries have been eliminated in consolidation.

     On May 2, 2003, Sequa announced that it had signed an agreement with GenCorp's Aerojet-General Corporation subsidiary (Aerojet) in which Aerojet is to acquire substantially all of the assets and certain of the liabilities related to the propulsion business of Sequa's Atlantic Research Corporation subsidiary (ARC), as well as the shares of ARC UK Limited (collectively referred to as the ARC propulsion business). The purchase price is $133,000,000 in cash subject to certain adjustments. The transaction is subject to, among other things, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, a financing condition and customary closing conditions. The transaction is expected to close as soon as practicable after the last of the conditions to closing have been satisfied or waived. Aerojet will enter into a long-term agreement to provide propellant to ARC Automotive, Sequa's automotive airbag inflator operation, which is not included in the sale to Aerojet. In accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," Sequa has classified the ARC propulsion business as a discontinued operation. The Consolidated Statement of Operations, Balance Sheet and Statement of Cash Flows have been restated in prior periods to reflect the ARC propulsion business as a discontinued operation.

     In anticipation of the sale of the ARC propulsion business, Sequa has realigned its segment reporting in accordance with Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." A new Automotive segment has been established which is comprised of ARC Automotive and Casco Products, Sequa's supplier of automotive cigarette lighters, power outlets and electronic monitoring devices. ARC Automotive and the ARC propulsion business formerly comprised Sequa's Propulsion segment. Casco Products was previously included in the Other Products segment.

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

     The consolidated financial statements included herein have been prepared by Sequa, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present Sequa's results for the interim periods presented. Such adjustments consisted of normal recurring items with the exception of the following in the second

Note 1.   Basis of presentation   (cont'd)

quarter of 2003: $3,090,000 of income resulting from a change in estimate relating to a dispute on contractual obligations pertaining to the Aerospace segment's commercial repair business, $2,452,000 of restructuring charges incurred at the Aerospace segment, Casco Products of the Automotive segment and MEGTEC Systems of the Other Products segment; $3,815,000 of gain on the sale of assets which included the sale of a can-forming machinery plant that was part of the restructuring activities undertaken in 2001. The first quarter of 2003 included $3,325,000 of restructuring and related asset impairment charges incurred at the Aerospace segment, Casco Products of the Automotive segment and MEGTEC Systems of the Other Products segment; $745,000 of expense to reserve receivables due from a foreign commercial airline that filed for protection under foreign bankruptcy laws; $3,947,000 of gain from a settlement with a former partner in a component manufacturing operation; and $1,518,000 of loss on the fair market value of forward foreign exchange contracts that did not qualify for cash flow hedge accounting. The second quarter of 2002 included $857,000 of restructuring charges at a Chromalloy operation in Europe and $489,000 of gain related to the change in the fair market value of a gas swap that included a written option and that did not qualify for cash flow hedge accounting. The first quarter of 2002 included $1,273,000 of restructuring charges incurred at Corporate and MEGTEC Systems; $1,761,000 of gain related to the change in the fair value of a gas swap that included a written option and that did not qualify for cash flow hedge accounting; and $1,102,000 relating to the reversal of income tax reserves that were no longer required due to the completion of a tax audit at a foreign unit and which was recorded as a reduction of the tax provision.

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

     The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

     Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," (SFAS No. 148) was issued in December 2002 and amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based compensation. While the statement does not require companies to account for employee stock options using the fair value method, it does require disclosure of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in both annual and interim statements. Sequa currently follows Accounting Principles Board (APB) Opinion No. 25, which measures compensation cost for stock options as the excess, if any, of the quoted market price of a company's stock at the grant date over the amount an employee must pay to acquire the stock. As Sequa's stock option plan requires the option price to be no less than the fair market value at the date of grant, no compensation expense is recognized for stock options granted. Sequa has not issued significant numbers of stock options in the last several years and may reassess its accounting policy in the future.

Note 1.   Basis of presentation   (cont'd)

     Had compensation cost for Sequa's stock option plan been determined under SFAS No. 123, Sequa's (loss) income from continuing operations and related (loss) earnings per share would have been affected as follows:
	(Thousands of Dollars) (Unaudited)
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

Reported (loss) income from
continuing operations	$(105)	$(2,496)	$3,342	$1,382
Stock-based compensation, net of
related tax effects, under
SFAS No. 123	(23)	(61)	(8)	(29)

Adjusted (loss) income from
continuing operations	$(128)	$(2,557)	$3,334	$1,353

Basic (loss) earnings per share:
Reported (loss) earnings from
continuing operations	$(0.11)	$(0.34)	$0.27	$0.08

Stock-based compensation, net
of related tax effects, under
SFAS No. 123	-	(0.01)	-	-

Adjusted (loss) earnings from
continuing operations	$(0.11)	$(0.35)	$0.27	$0.08

Note 2. Restructuring Charges

     Due to the difficult economic climate prevailing in certain of its markets, Sequa has continued its strategic restructuring program. In the six-month period of 2003, the Consolidated Statement of Operations includes restructuring charges of $5,477,000 which are composed of: $4,667,000 of involuntary termination benefits; a $254,000 qualified pension plan curtailment loss; and $556,000 of relocation and other restructuring charges. The Aerospace segment closed a small repair facility, transferring the operation to an existing plant, and workforce reductions occurred at certain of its other locations. Casco Products of the Automotive segment transferred its Connecticut manufacturing operation to lower cost facilities and MEGTEC Systems of the Other Products segment continued its transfer of certain manufacturing operations to other existing facilities. The restructuring activities resulted in the termination of approximately 615 employees. Asset impairment charges relating to the restructuring activities in the Automotive segment totaled $300,000.

     The Aerospace segment is continuing a review of its operations in light of the difficulties and intense pricing pressures in the commercial airline market. Casco Products and MEGTEC Systems largely completed their restructuring activities in the second quarter.

Note 2. Restructuring Charges   (cont'd)

     In the six-month period of 2002, restructuring charges of $2,130,000 were incurred at the Aerospace segment, Corporate and MEGTEC Systems and were composed of involuntary termination benefits and voluntary early retirement benefits paid outside of Sequa's qualified pension plans covering a total of 41 employees.

     Restructuring charges in the Consolidated Statement of Operations can be summarized by caption and by segment as follows:
	(Thousands of Dollars)
	(Unaudited)
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

By caption:
Cost of Sales	$4,668	$301	$2,327	$301
Selling, general and
administrative	809	1,829	125	556

Total	$5,477	$2,130	$2,452	$857

By segment:
Aerospace	$2,466	$857	$1,625	$857
Automotive:
Casco Products	1,578	-	217	-
Other Products:
MEGTEC Systems	1,433	448	610	-
Corporate	-	825	-	-

Total	$5,477	$2,130	$2,452	$857

     The after-tax effect of the 2003 restructuring charges was to reduce basic earnings per share from continuing operations by $0.34 in the six-month period and by $0.15 in the second quarter. The after-tax effect of the 2002 restructuring charges was to reduce basic earnings per share from continuing operations by $0.13 in the six-month period and by $0.05 in the second quarter.

Note 2. Restructuring Charges (cont'd)

     Sequa's Consolidated Balance Sheet includes accruals relating to the restructuring program of $6,109,000 at June 30, 2003 and $5,413,000 at December 31, 2002. Activity affecting the accruals in the six-month period of 2003 is summarized as follows:

(Thousands of Dollars) (Unaudited)

Balance at December 31, 2002	$5,413
Charges incurred	5,477
Cash payments of involuntary termination
and voluntary early retirement benefits	(4,021)
Transfer of restructuring liability relating to curtailment
losses to pension accrual	(254)
Relocation and facility shutdown costs paid	(489)
Other activity and adjustments	(17)

Balance at June 30, 2003	$6,109

     In April 2003, Sequa received net cash proceeds of $4,246,000 on the sale of a can-forming machinery plant that was closed as part of the restructuring activities undertaken in 2001. Sequa recognized a gain in the amount of $2,353,000 on the sale.

Note 3. Income Tax Benefit (Provision)

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the six-month periods of 2003 and 2002 were based upon estimated annual pre-tax (losses) income from continuing operations and include the effect of a provision for state income and franchise taxes. The periods include a valuation allowance on the tax benefit associated with losses at certain foreign subsidiaries in the amount of $2,100,000 in 2003 and $1,750,000 in 2002. The 2002 period also includes the reversal of $1,102,000 of income tax reserves no longer required due to the completion of a tax audit at a foreign unit. The tax provisions for the second quarter periods of 2003 and 2002 represent the difference between the year-to-date tax provisions recorded for the six-month periods ended June 30, 2003 and 2002 and the amounts reported for the first quarter periods of 2003 and 2002.

Note 4. Comprehensive Income (Loss)

     Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss) items which are recorded within a separate component of equity in the balance sheet and are excluded from net income (loss). Sequa's other comprehensive income (loss) items include foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on certain securities and unrealized gains and losses on cash flow hedges. Since undistributed earnings of Sequa's foreign subsidiaries are intended to be permanently reinvested, except where Sequa is able to repatriate the earnings to the US without any material incremental tax provision, taxes have not been provided for foreign currency translation adjustments.

Note 4. Comprehensive Income (Loss)  (cont'd)

     Sequa monitors its pension plans on an ongoing basis. At June 30, 2003, a significant charge to other comprehensive income (loss) with respect to a minimum pension liability adjustment is not expected in 2003. However, future declines in the equity markets and in interest rates could adversely impact this expectation.

     Comprehensive income (loss) for the six- and three-month periods ended June 30, 2003 and 2002 is as follows:

	(Thousands of Dollars) (Unaudited)
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net income (loss)	$2,349	$(114,163)	$5,486	$3,684
Other comprehensive income (loss):
Foreign currency translation
adjustments	18,684	23,059	14,699	29,102
Unrealized loss on marketable
securities	-	(884)	-	-
Tax benefit on unrealized loss
on marketable securities	-	310	-	-
Unrealized (loss) gain on cash flow
hedges	(305)	77	-	148
Tax benefit (provision) on unrealized
gain on cash flow hedges	107	(27)	-	(52)

Comprehensive income (loss)	$20,835	$(91,628)	$20,185	$32,882

Note 5. Earnings (Loss) Per Share

     Basic earnings (loss) per share for each of the periods have been computed by dividing the net earnings (loss), after deducting dividends on cumulative convertible preferred stock, by the weighted average number of common shares outstanding during the period.

     Diluted earnings (loss) per share reflects the potential dilution that would have occurred if each share of the cumulative convertible preferred stock outstanding was converted into 1.322 shares of Class A common stock and any outstanding "in-the-money" options to purchase shares of Class A common stock were exercised. In the following table, the conversion of each share of preferred stock into 1.322 shares of common stock (546,000 common shares for each period presented) was not included in the computation of diluted earnings (loss) per share because inclusion would have had an anti-dilutive effect on EPS. There were no "in-the-money" options at June 30, 2003.

Note 5. Earnings (Loss) Per Share   (cont'd)

The computation of basic and diluted earnings (loss) per share is as follows:
	(Thousands of dollars, except per share)
	(Unaudited)
	For the		For the
	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

(Loss) income from continuing operations	$(105)	$(2,496)	$3,342	$1,382

Less: Preferred dividends	(1,032)	(1,032)	(516)	(516)

(Loss) income from continuing operations
available to common stock--basic	(1,137)	(3,528)	2,826	866
Income (loss) from discontinued operations,
net of income taxes	2,454	(98,702)	2,144	2,302

Income (loss) before the effect of a
change in accounting principle
to common stock--basic	1,317	(102,230)	4,970	3,168

Effect of a change in accounting
principle, net of income taxes	-	(12,965)	-	-

Net income (loss) income available to
common stock--basic	1,317	(115,195)	4,970	3,168

Convertible preferred stock dividend
requirements	-	-	-	-

Net income (loss) available to common
stock --diluted	$1,317	$(115,195)	$4,970	$3,168

Weighted average number of common
shares outstanding -- basic	10,433	10,393	10,433	10,398

Conversion of convertible preferred
stock	-	-	-	-

Exercise of stock options	-	2	-	3

Weighted average number of common
shares outstanding -- diluted	10,433	10,395	10,433	10,401

Basic and diluted earnings (loss) per share
(Loss) earnings from continuing operations	$(0.11)	$(0.34)	$0.27	$0.08
Income (loss) from discontinued operations	0.24	(9.49)	0.21	0.22
Effect of a change in accounting
principle	-	(1.25)	-	-

Net income (loss)	$0.13	$(11.08)	$0.48	$0.30

Note 6. Trade Receivables, Net

     Sequa Receivables Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement extending through November 2003 under which it may sell an undivided percentage ownership interest in Sequa's eligible trade receivables through a bank-sponsored facility. Through April 30, 2003, the maximum participation in Sequa's eligible trade receivables allowed to be sold under the agreement was $120,000,000. Effective May 1, 2003, the maximum participation was reduced to $100,000,000 due to a member of the bank-provided back-up liquidity facility withdrawing its participation in the market as a whole. Discount expense rates increased approximately 2% over the rates previously charged. Under the terms of the agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any distribution to Sequa. Management has held preliminary discussions regarding a renewal of the facility and expects that an agreement will be in place, similar in terms and in an amount commensurate with underlying receivables balances, upon the expiration of the current Receivables Purchase Agreement. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," transactions under the Receivables Purchase Agreement qualify as a sale of receivables. At June 30, 2003, no trade receivables were sold under the agreement as Sequa repurchased the undivided percentage ownership interest previously sold using cash collections on its accounts receivables. Trade receivables are net of $80,000,000 at December 31, 2002 of receivables sold under the agreement. Other, net in the Consolidated Statement of Operations for the six months ended June 30, 2003 and 2002 includes $566,000 and $709,000, respectively, of discount expense related to the sale of receivables. Discount expense recorded in the second quarter of 2003 and 2002 was $283,000 and $372,000, respectively.

Note 7. Inventories

     The inventory amounts at June 30, 2003 and December 31, 2002 were as follows:

	(Thousands of Dollars)
	(Unaudited)
	June 30,	December 31,
	2003	2002

Finished goods	$186,133	$186,194
Work in process	112,171	105,083
Raw materials	108,086	94,851
Customer deposits	(12,880)	(13,987)

	$393,510	$372,141

Note 8.   Discontinued Operations

     On May 2, 2003, Sequa announced that it had signed an agreement with GenCorp's Aerojet-General Corporation subsidiary (Aerojet) in which Aerojet is to acquire substantially all of the assets and certain of the liabilities related to the propulsion business of Sequa's Atlantic Research Corporation subsidiary (ARC), as well as the shares of ARC UK Limited (collectively referred to as the ARC propulsion business). Aerojet will enter into a long-term agreement to provide propellant to ARC Automotive, Sequa's automotive airbag inflator operation. The airbag inflator business is not included in the sale to Aerojet.

Note 8.   Discontinued Operations   (cont'd)

     The purchase price is $133,000,000 in cash subject to certain adjustments. The transaction is subject to, among other things, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, a financing condition and customary closing conditions. The transaction is expected to close as soon as practicable after the last of the conditions to closing have been satisfied or waived. Sequa expects to recognize an after-tax gain of approximately $5,700,000 on the sale.

     During 1991, Sequa adopted a formal plan to divest the investment portfolio of its leasing subsidiary, Sequa Capital Corporation (Sequa Capital). Sequa Capital's remaining investment in leveraged leases will be liquidated over the next 12 years as rentals are received and residual values are realized. Debt of discontinued operations at June 30, 2003 represents the remaining accreted principal amount of the $25,000,000 in proceeds received from the non-recourse securitization of the leveraged lease portfolio in 1994. The leveraged lease cash flow stream including residual proceeds services the payment of principal and interest until the loan is paid off.

     Assets and liabilities of discontinued operations are separately presented in the Consolidated Balance Sheet with the assets and liabilities of the ARC propulsion business classified as current. The components of discontinued operations included in the Consolidated Balance Sheet are as follows:

Note 8.   Discontinued Operations   (cont'd)

	(Thousands of Dollars)
	(Unaudited)
	June 30,	December 31,
	2003	2002

Current assets:
Assets of ARC propulsion:
Current assets	$47,784	$56,308
Property, plant and equipment, net	41,249	43,142
Goodwill	34,758	34,758
Other noncurrent assets	1,061	1,139

Total current assets	$124,852	$135,347

Long-term assets:
Investment in leveraged leases	$99,212	$112,916
Other assets	6,143	6,182

Total long-term assets	$105,355	$119,098

Current liabilities:
Liabilities of ARC propulsion:
Current liabilities	$14,063	$23,599
Other noncurrent liabilities	8,436	9,621

Total current liabilities	$22,499	$33,220

Long-term liabilities:
Debt and related accrued interest	$16,431	$32,697
Other liabilities	1,885	2,106

Total long-term liabilities	$18,316	$34,803

Income (loss) from discontinued operations relates to the results of the ARC propulsion business and can be summarized as follows:
	(Thousands of Dollars) (Unaudited)
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Sales	$63,836	$62,143	$36,886	$31,339
Costs and expenses	60,551	57,647	34,433	28,313

Operating income	3,285	4,496	2,453	3,026
Other (expense) income	(531)	601	(209)	876

Income before income taxes	2,754	5,097	2,244	3,902
Income tax provision	(300)	(2,000)	(100)	(1,600)

Income before the effect of a change in accounting principle	2,454	3,097	2,144	2,302
Effect of a change in accounting principle	-	(101,799)	-	-

Income (loss)	$2,454	$(98,702)	$2,144	$2,302

Note 9. Goodwill

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

     Sequa completed the transitional impairment review required under SFAS No. 142 and recorded, effective January 1, 2002, a non-cash charge related to continuing operations of $12,965,000 (net of a related tax benefit on deductible goodwill of $7,777,000) as the effect of a change in accounting principle in the Consolidated Statement of Operations. A non-cash, after-tax charge of $101,799,000, relating to the ARC propulsion business, was reclassified to the results of discontinued operations in the Consolidated Statement of Operations. The fair value of Sequa's reporting units was measured using an income approach based on a present value technique of estimated expected future cash flows. The transitional charge related to continuing operations concerned ARC Automotive ($3,128,000) of the Automotive segment and the MEGTEC Systems ($9,036,000) and After Six ($801,000) reporting units of the Other Products segment. The effect of the change in accounting principle, relating to continuing operations, reduced basic earnings per share by $1.25 in the six-month period of 2002.

     Pursuant to SFAS No. 142, goodwill is to be reviewed for impairment on an annual basis. The review date may coincide with the anniversary of the implementation date (January 1) or another date may be selected. Sequa has selected October 1 as the date for subsequent reviews. Sequa reviewed its goodwill as of October 1, 2002 and determined that no further impairment of goodwill had occurred.

     The $1,175,000 increase in goodwill in the Consolidated Balance Sheet is attributable to foreign currency translation adjustments.

Note 10.   Accrued Warranty Costs

     Warranty costs primarily relate to the MEGTEC Systems and Sequa Can Machinery operations of the Other Products segment. Both of these units sell equipment that is substantial in size, complexity, workload requirements and cost. Warranties issued are generally 12 to 18 months from the date of installation. Warranty reserves are primarily established using a percentage of sales based on past loss experience. Warranty activity for the six- and three-month periods of 2003 and 2002 is summarized as follows:
	(Thousands of Dollars) (Unaudited)
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Warranty reserves, beginning of period	$11,022	$13,496	$11,288	$12,836
Warranties issued	4,812	3,013	2,345	1,460
Warranty costs incurred	(4,413)	(4,855)	(2,128)	(2,648)
Changes in liability for pre-existing
warranties, including expirations	62	4	65	(54)
Foreign currency translation adjustments	205	376	118	440

Warranty reserves, end of period	$11,688	$12,034	$11,688	$12,034

Note 11.   Long-term Debt

     On June 5, 2003, Sequa completed an offering of $100,000,000 of 8 7/8% Senior Notes due April 1, 2008 through a private placement under Rule 144A of the Securities Act of 1933 as amended (the Securities Act). Net proceeds received on the 8 7/8% Senior Notes offering, which were sold at a premium of 102.5% for an effective yield of 8.23%, amounted to $100,963,000 and are being used for general corporate purposes. The notes are part of a single series of 8 7/8% Senior Notes of which $200,000,000 were issued in 2001. Sequa intends to register a series of senior notes under the Securities Act, the terms of which will be substantially the same as the outstanding notes, and exchange the 8 7/8% Senior Notes issued on June 5, 2003 for the registered notes.

Note 12.   Environmental Matters

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

Note 12.   Environmental Matters   (cont'd)

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At June 30, 2003, the potential exposure for such costs, excluding liabilities to be assumed by the purchaser of the ARC propulsion business, is estimated to range from $11,000,000 to $22,000,000, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $16,616,000. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, remediation costs for continuing operations are estimated to be in the range of $4,000,000 to $6,000,000 for 2003 and for 2004. In the six months of 2003, actual remediation expenditures for continuing operations were $1,384,000.

Note 13.   Derivatives and Financial Instruments

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

     Forward foreign exchange contracts and derivatives thereof are used to hedge the cash flows of certain forecasted sales and intercompany firm sales commitments. These contracts are primarily short-term in nature with the maximum hedge period not exceeding two years. Gains and losses on these contracts, representing the effective portion of the hedging activity are reported in Accumulated Other Comprehensive Income (Loss). These deferred gains and losses are recognized in operating income in the period in which the sale is recognized. Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Operations in the period they occur. In 2003, Other, net in the Consolidated Statement of Operations for the six-month period includes $1,105,000 of expense related to the fair market valuation of forward foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting.

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

Note 13.   Derivatives and Financial Instruments   (cont'd)

     Sequa had forward foreign exchange contracts and derivatives thereof outstanding at June 30, 2003 and December 31, 2002 with notional amounts primarily denominated in Euros: 52,354,000 and 70,757,000, and the US Dollar: 4,447,000 and 6,270,000. At December 31, 2002, Sequa had an effective cash flow hedge in the form of a natural gas swap with a notional amount of $1,431,000 that expired in the first quarter of 2003. In the six-month period of 2002, Other, net in the Consolidated Statement of Operations included $2,250,000 of gain related to the change in the fair market value of a gas swap that included a written option and which did not qualify for cash flow hedge accounting.

Note 14. Summary Business Segment Data

     Sequa's sales and operating income (loss) by business segment are as follows:

	(Thousands of Dollars)
	(Unaudited)
			Operating Income
	Sales		(Loss)
	Year to Date		Year to Date

	2003	2002	2003	2002

Aerospace	$331,134	$331,534	$10,022	$18,487
Automotive	138,625	121,867	(961)	533
Metal Coating	121,383	114,222	11,811	9,095
Specialty Chemicals	97,905	75,408	12,342	7,320
Other Products	128,749	107,455	5,082	(2,245)
Corporate	-	-	(14,666)	(13,058)

Total	$817,796	$750,486	$23,630	$20,132

	(Thousands of Dollars)
	(Unaudited)
			Operating Income
	Sales		(Loss)
	Second Quarter		Second Quarter

	2003	2002	2003	2002

Aerospace	$158,579	$167,090	$6,074	$10,729
Automotive	71,605	64,041	384	1,126
Metal Coating	71,100	61,513	8,054	6,034
Specialty Chemicals	50,451	39,627	6,846	3,983
Other Products	68,569	52,108	3,145	(858)
Corporate	-	-	(7,799)	(6,692)

Total	$420,304	$384,379	$16,704	$14,322

Note 14. Summary Business Segment Data   (cont'd)

Additional segment information is as follows:

	(Unaudited)
	June 30,	December 31,
	2003	2002

Aerospace
Goodwill	$111,257	$110,947
Total assets	831,567	805,194
Capital expenditures	15,431	37,060
Depreciation and amortization	20,017	36,738

Automotive
Goodwill	6,088	5,566
Total assets	172,242	163,111
Capital expenditures	7,889	16,823
Depreciation and amortization	9,704	19,250

Metal Coating
Goodwill	3,987	3,987
Total assets	151,716	142,271
Capital expenditures	2,218	10,095
Depreciation and amortization	4,744	8,706

Specialty Chemicals
Goodwill	24,725	24,404
Total assets	116,424	102,635
Capital expenditures	2,165	4,095
Depreciation and amortization	2,586	5,320

Other Products
Goodwill	1,416	1,394
Total assets	118,679	124,564
Capital expenditures	1,085	1,668
Depreciation and amortization	2,134	4,661

Corporate
Total assets	523,340	454,810
Capital expenditures	55	140
Depreciation and amortization	1,118	2,287

Totals
Goodwill	147,473	146,298
Total assets	1,913,968	1,792,585
Capital expenditures	28,843	69,881
Depreciation and amortization	40,303	76,962

Note 15.   Contingencies and Commitments

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

     At June 30, 2003, Sequa was contingently liable for $27,803,000 of outstanding letters of credit and $4,388,000 of surety bonds not reflected in the accompanying Consolidated Financial Statements. In addition, Sequa has guaranteed a bank line of credit for its MJB joint venture in the amount of $7,100,000. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to outstanding letters of credit, surety bonds or the bank guarantee.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Sales

     Overall sales increased 9% in the six months and second quarter driven by the following: the benefit of translating foreign currency sales into US dollars ($36.5 million in the six months and $18.3 million in the three months); sales added through the acquisition of a unit in the Aerospace segment ($21.7 million in the year-to-date period and $9.2 million in the second quarter); and advances in the Automotive, Metal Coating and Specialty Chemicals segments and at the Sequa Can Machinery unit of the Other Products segment. A detailed review of sales for each segment follows.

     Sales of the Aerospace segment were on a par for the six months and declined 5% in the three months. Excluding sales added through the September 30, 2002 acquisition of Pacific Gas Turbine (PGT), an engine overhaul unit that was a former equity affiliate, sales declined 6% for the six months and 10% for the three months. Engine component repair sales declined 8% in the year-to-date period and 14% in the second quarter. The effect of the continuing downturn in the commercial airline market was only partially offset for the six-month period by a 4% increase in sales to the US military; higher sales to the industrial turbine repair market; and the benefit of translating local currency results into US dollars (approximately $8.5 million). Sales for the second quarter declined in both the commercial and military engine component sectors though the effect on overall segment sales was mitigated by increased industrial turbine repair sales and the favorable effect of translating local currency sales into US dollars (approximately $3.9 million). Sales of original equipment components declined 3% in the six months and were on a par for the second quarter due to lower military sales and the weak commercial aviation market partially offset by the benefit of currency translation (approximately $3.8 million in the six months and $1.9 million in the second quarter).

     Sales of the Automotive segment (which consists of ARC Automotive and Casco Products) increased 14% in the year-to-date period and 12% in the second quarter. Sales at ARC Automotive increased 17% in the six months and 15% in the three months, driven in both periods by higher local currency sales at the Italian unit; the impact of translating those sales into US dollars (approximately $5.2 million in the six months and $2.8 million in the three months); and significant airbag inflator component sales to a new customer. At the Casco Products unit, sales increased 8% in the six months and 7% in the three months, driven by a 10% increase in both periods in local currency sales of the unit's European operations. These increases were further bolstered by the favorable impact of translation into US dollars (approximately $4.5 million in the six months and $2.4 million in the three months).

     Sales of the Metal Coating segment increased 6% in the year-to-date period and 16% in the second quarter. The improvement in both periods is due largely to increased steel sales from new metal management programs. Sales to the building products market showed a small improvement in the second quarter, but on a year-to-date basis, sales of this product line are down 3% compared with the same period of 2002, due to softness in the overall commercial construction market. Sales to the container products market were down in both periods due to the absence of sales to a customer whose in- house coating line was temporarily shut down in 2002 and to softness in the beverage market. A market recovery of secondary prices also pushed sales higher.

Sales   (cont'd)

     Sales of the Specialty Chemicals segment increased 30% in the six months and 27% in the second quarter, driven by three principal factors: continued strength in demand for the detergent additive TAED; the benefit of translating local currency sales into US dollars (approximately $9.9 million in the six months and $4.8 million in the second quarter); and growth in sales at the specialty chemicals distribution units, which benefitted from new product offerings and the stronger Euro.

     Sales of the Other Products segment increased 20% in the six months and 32% in the second quarter of 2003. Sales of the MEGTEC Systems unit declined 7% in the six months although the second quarter showed a 7% improvement. This unit continues to be negatively affected by the depressed condition of the worldwide graphic arts market, which management does not expect to recover during 2003. The second quarter of 2003 benefitted from increased sales of emission control products in Europe and from translating local currency sales into US dollars (approximately $4.8 million in the six months and $2.6 million in the second quarter). Sales of Sequa Can Machinery more than doubled in both periods. Sales of can decorating and canforming equipment more than doubled in both the six- and three- month periods, a result of the unit's strong year-end backlog position. Sales of specialty can systems registered a 37% increase in the year-to-date period and a 48% increase in the second quarter. Based on current backlog, management anticipates that sales in the second half of 2003 will be significantly lower than in the first half. Sales of the After Six unit increased 6% in the year-to-date period and declined 3% in the second quarter.

Operating Income

     Operating income increased 17% in both the six- and three- month periods. Strong advances at the Metal Coating and Specialty Chemicals segments and the MEGTEC Systems and Sequa Can Machinery units of the Other Products segment more than offset the effects of declines at the Aerospace and Automotive segments, higher pension costs, and increased restructuring and related asset impairment charges. Sequa's foreign operations contributed $18.1 million and $10.0 million of operating income in the six- and three-month periods of 2003, respectively compared to $12.1 million and $7.2 million in the six- and three-month periods of 2002, respectively. The profitability of Sequa's foreign operations is driven by the profitable results of the Specialty Chemicals operations, the foreign operations of the Casco Products unit and the foreign units of the Aerospace segment, some of which derive a large portion of their earnings from the heavy industrial gas turbine aftermarket. The contribution of foreign operations also benefitted from the favorable impact of translating local currency results into US dollars (net effect of approximately $1.5 million in the six months and $1.3 million in the three months). A detailed review of operating income for each segment follows.

     Operating income in the Aerospace segment declined 46% in the six months and 43% in the second quarter. Profits of the sole business in the segment, Chromalloy Gas Turbine, a supplier to the airline industry, were affected by the following factors: increased provisions for slow moving inventory stemming from the decline in demand for engine component repair from the commercial aviation industry (an increase of $4.1 million in the six months); continued pricing pressure in the repair aftermarket; restructuring charges related to workforce reductions and a plant consolidation ($2.5 million and $1.6 million in the 2003 six- and three-month periods, respectively, compared with $0.9 million in both 2002 periods); increased pension costs; and, in the 2003 six-month period, a $0.7 million charge to reserve receivables from a foreign

Operating Income   (cont'd)

commercial airline that filed for bankruptcy protection. These factors were partially offset by two factors: $3.1 million of income in the second quarter of 2003 resulting from a change in estimate relating to a dispute on contractual obligations in the commercial repair business; and higher sales to the industrial turbine market. Results of units primarily engaged in the manufacture of original equipment components declined sharply in both 2003 periods due primarily to $0.9 million of restructuring charges in the second quarter of 2003 and the continuing impact of lower sales at two of the units. Due to a sustained effort to mitigate the effects of the continuing difficulties and intense pricing pressures in the commercial airline market, management expects third quarter operating profits to exceed those of the second quarter of 2003.

     The Automotive segment posted an operating loss of $1.0 million for the six months of 2003 whereas this segment had operating profit of $0.5 million in the comparable 2002 period. For the second quarter operating income declined 66%. The ARC Automotive unit's operating loss was reduced by 25% in the six months, due to higher volume and the benefits of on-going Six Sigma initiatives, partially offset by higher pension and research and development costs. Results for the second quarters of 2003 and 2002 reflect small losses. At the Casco Products unit, operating income declined 81% in the six months and 37% in the second quarter as improvements derived from higher sales and Six Sigma initiatives were more than offset by three factors: restructuring and related asset impairment charges ($1.8 million and $0.2 million in the six- and three- month periods of 2003, respectively); and related costs stemming from the transfer of the Connecticut manufacturing operation to lower cost facilities; and increased legal expenses related to pursuit of a patent infringement claim. Casco's foreign units posted improved results due to increased sales, cost improvements and the benefit of translating local currency results into US dollars (approximately $0.7 million and $0.3 million in the six- and three-month periods, respectively).

     Operating income at the Metal Coating segment advanced 30% in the six months and 33% in the second quarter of 2003. For the six months, the unit benefitted from improved profitability from ongoing Six Sigma initiatives; the absence of costs related to a plant that was idled in 2002; and profit added by an international consulting project, partially offset by increased natural gas and personnel costs. The second quarter increase also reflects a change in product mix from the year-earlier quarter.

     Operating income in the Specialty Chemicals segment increased 69% in the six months and 72% in the second quarter, strongly influenced by the relative positions of the US dollar, the British pound and the Euro. The increase at the detergent chemicals operation reflects continuing strong sales and the improved operating efficiencies generated by Six Sigma initiatives. Results of the specialty chemicals marketing units improved as a result of the growth in sales and the impact of the rise in the value of the Euro. Overall results were affected by increased pension costs in 2003, mitigated by the benefit of translating local currency results into US dollars (approximately $1.3 million in the six months and $0.7 million in the second quarter).

Operating Income   (cont'd)

     The Other Products segment posted operating profit in both the six- and three-month periods of 2003 whereas this segment recorded an operating loss in the comparable 2002 periods. The turnaround reflects strong improvement at all three operating units in the segment. The MEGTEC Systems unit narrowed its loss in the six months and posted a modest profit in the second quarter compared to a loss in the 2002 quarter. The improvements in both periods reflect improved margins, lower costs as a result of restructuring actions and the benefits of ongoing Six Sigma programs partially offset by increased restructuring charges ($1.4 million and $0.6 million in the six- and three- month periods of 2003, respectively, compared to $0.5 million in the six-month period of 2002). The 2003 restructuring charges represent the streamlining of the unit's European operations and consist primarily of severance charges. Management expects this unit to be profitable in the second half of the year. Operating profits at Sequa Can Machinery increased by $4.6 million in the six months and $2.5 million in the second quarter as a result of the significantly higher level of sales and improved absorption of factory overhead. Due to the unit's lower backlog position at June 30, 2003, management anticipates that results for the second half of 2003 will be substantially lower than first half results. The After Six unit posted a 6% increase in operating profit in the six months and a 17% decline in the second quarter. The increase in the six month period reflects the benefit of higher sales in the first quarter of 2003 and the benefit of further outsourcing of production. The second quarter decline results from seasonally lower sales and pricing pressures in the formalwear industry.

     Corporate expenses increased 12% in the six months and 17% in the second quarter of 2003. The increase is due to higher pension and insurance costs, partially offset by the absence of $0.8 million of restructuring charges recorded in the first quarter of 2002 to cover the costs of an early retirement program.

Restructuring Charges

     Due to the difficult economic climate prevailing in certain of its markets, Sequa has continued its strategic restructuring program. In the six-month period of 2003, the Consolidated Statement of Operations includes restructuring charges of $5.5 million which are composed of: $4.7 million of involuntary termination benefits; a $0.3 million qualified pension plan curtailment loss; and $0.5 million of relocation and other restructuring charges. The Aerospace segment closed a small repair facility, transferring the operation to an existing plant, and workforce reductions occurred at certain of its other locations. Casco Products of the Automotive segment transferred its Connecticut manufacturing operation to lower cost facilities and MEGTEC Systems of the Other Products segment continued its transfer of certain manufacturing operations to other existing facilities. The restructuring activities resulted in the termination of approximately 615 employees. Asset impairment charges relating to the restructuring activities in the Automotive segment totaled $0.3 million.

     The Aerospace segment is continuing a review of its operations in light of the difficulties and intense pricing pressures in the commercial airline market. Casco Products and MEGTEC Systems largely completed their restructuring activities in the second quarter.

     In the six-month period of 2002, restructuring charges of $2.1 million were incurred at the Aerospace segment, Corporate and MEGTEC Systems and were composed of involuntary termination benefits and voluntary early retirement benefits paid outside of Sequa's qualified pension plans covering a total of 41 employees.

Restructuring Charges   (cont'd)

     Restructuring charges in the Consolidated Statement of Operations can be summarized by caption and by segment as follows:
	(Thousands of Dollars)
	(Unaudited)
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

By caption:
Cost of Sales	$4,668	$301	$2,327	$301
Selling, general and
administrative	809	1,829	125	556

Total	$5,477	$2,130	$2,452	$857

By segment:
Aerospace	$2,466	$857	$1,625	$857
Automotive:
Casco Products	1,578	-	217	-
Other Products:
MEGTEC Systems	1,433	448	610	-
Corporate	-	825	-	-

Total	$5,477	$2,130	$2,452	$857

     The after-tax effect of the 2003 restructuring charges was to reduce basic earnings per share from continuing operations by $0.34 in the six-month period and by $0.15 in the second quarter. The after-tax effect of the 2002 restructuring charges was to reduce basic earnings per share from continuing operations by $0.13 in the six-month period and by $0.05 in the second quarter.

     Sequa's Consolidated Balance Sheet includes accruals relating to the restructuring program of $6.1 million at June 30, 2003 and $5.4 million at December 31, 2002. Activity affecting the accruals in the six-month period of 2003 is summarized as follows:

(Thousands of Dollars) (Unaudited)

Balance at December 31, 2002	$5,413
Charges incurred	5,477
Cash payments of involuntary termination
and voluntary early retirement benefits	(4,021)
Transfer of restructuring liability relating to curtailment
losses to pension accrual	(254)
Relocation and facility shutdown costs paid	(489)
Other activity and adjustments	(17)

Balance at June 30, 2003	$6,109

     In April 2003, Sequa received net cash proceeds of $4.2 million on the sale of a can-forming machinery plant that was closed as part of the restructuring activities undertaken in 2001. Sequa recognized a gain in the amount of $2.4 million on the sale.

Equity in Income (Loss) of Unconsolidated Joint Ventures

     Sequa has investments in a number of unconsolidated joint ventures primarily in the Aerospace segment, which amounted to $56.2 million and $42.2 million at June 30, 2003 and December 31, 2002, respectively. The combination of income and losses of these joint ventures was $5.7 million of income in the six-month period of 2003, $0.1 million of losses in the six-month period of 2002, $1.2 million of income in the second quarter of 2003 and $0.5 million of income in the second quarter of 2002. In 2003, the first quarter period equity income included a $3.9 million gain from a settlement with a former partner in a component manufacturing operation.

     Chromalloy is a partner in joint ventures aimed at strengthening its ties to certain original equipment manufacturers and airline customers, as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements. Sequa's investment in Chromalloy's joint ventures was $54.3 million and $40.6 million at June 30, 2003 and December 31, 2002, respectively. The largest of the Chromalloy joint ventures are discussed in the following paragraphs.

     In the second quarter of 2003, Chromalloy and Siemens Westinghouse Power Corporation and Siemens Aktiengesellschaft (collectively referred to as Siemens), established a global cooperation consisting of joint ownership of three operating companies providing service and repairs for heavy industrial gas turbines manufactured by other companies, and for gas turbines based on the mature technologies of Siemens and its affiliates. The three operating companies are: TurboCare Gas Turbine Services LLC (TCGTS), Turbine Services Ltd (TSL) and Gas Turbine Technologies, S.p.A. (GTT).

     Chromalloy has a 49% ownership interest in TCGTS. Chromalloy and Siemens contributed, at existing ownership levels, a division of their TACR joint venture. Siemens also contributed a US operation and a minority interest in a Venezuelan subsidiary to TCGTS. TCGTS serves the North, Central and South American markets. The remaining operations of TACR, of which Chromalloy owns 49%, continue to provide coating and component repair services on Siemens' advanced engines.

     Chromalloy has a 51% ownership interest in, and operating control over, TSL. Chromalloy contributed the assets of its UK and Thailand industrial gas turbine operations and its 49% ownership interest in its MJB joint venture to TSL. MJB, a partnership with Mohammed Bin Masaood & Sons, provides repair and maintenance services for industrial gas turbines from a facility in the United Arab Emirates. Sequa has guaranteed $7.1 million of MJB's bank line of credit. TSL serves Europe, the Far East and the Middle East. The operation of TSL is consolidated with those of Sequa and reflects a Siemens minority interest.

     Chromalloy has a 20% ownership interest in GTT. Siemens contributed the assets of an Italian facility to GTT. GTT serves Italy and certain other countries.

Equity in Income (Loss) of Unconsolidated Joint Ventures   (cont'd)

     Chromalloy has a 52.6% ownership interest in a component manufacturing operation that produces new replacement parts for jet engines. The 52.6% ownership interest does not equate to a controlling interest primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions. While Chromalloy's partners in this joint venture are major commercial airlines, whose industry has been under significant pressures, management believes that the venture is adequately capitalized.

     Chromalloy has two 50/50 joint ventures with Rolls-Royce plc: Turbine Surface Technology Limited (TSTL), which provides advanced coatings for Rolls-Royce turbine components; and Turbine Repair Technology Limited (TRTL), which provides advanced component repair services for certain Rolls-Royce engines.

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

Interest Expense

     Interest expense increased by $0.4 million in the six-month period and $0.5 million in the three-month period of 2003 as compared to the prior year primarily due to the June 5, 2003 issuance of $100 million of 8 7/8% Senior Notes due April 1, 2008.

Other, net

     In the six-month period of 2003, Other, net included $3.9 million of gain relating to the sale of assets which included the sale of a can-forming machinery plant that was closed as part of the restructuring activities undertaken in 2001; $0.9 million of income on the cash surrender value of corporate-owned life insurance; $1.1 million of loss related to the fair market value of foreign forward exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting; $0.8 million of charges for the amortization of capitalized debt issuance costs; $0.8 million of charges for letters of credit and commitment fees; and $0.6 million of discount expense on the sale of accounts receivable.

     In the six-month period of 2002, Other, net included $2.3 million of gain related to the change in the fair market value of a gas swap that included a written option and that did not qualify for cash flow hedge accounting; $0.6 million of gain on the sale of stock received from the demutualization of an issuer of corporate-owned life insurance policies and pension annuities; $0.9 million of expense on the cash surrender value of corporate-owned life insurance; $0.7 million of discount expense on the sale of accounts receivable; $0.7 million of charges for the amortization of capitalized debt issuance costs; and $0.5 million of charges for letters of credit and commitment fees.

Other, net   (cont'd)

     In the second quarter of 2003, Other, net included $3.8 million of gain relating to the sale of assets which included the sale of a can-forming machinery plant that was closed as part of the restructuring activities undertaken in 2001; $1.1 million of income on the cash surrender value of corporate-owned life insurance; $0.4 million of income related to the fair market value of foreign forward exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting, $0.3 million of discount expense on the sale of accounts receivable; $0.6 million of charges for letters of credit and commitment fees; and $0.4 million of charges for the amortization of capitalized debt issuance costs.

     In the second quarter of 2002, Other, net included $0.5 million of gain related to the change in the fair market value of a gas swap that included a written option and that did not qualify for cash flow hedge accounting; $0.9 million of expense on the cash surrender value of corporate-owned life insurance; and $0.4 million of discount expense on the sale of accounts receivable.

Income Tax Benefit (Provision)

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the six-month periods of 2003 and 2002 were based upon estimated annual pre-tax (losses) income from continuing operations and include the effect of a provision for state income and franchise taxes. The periods include a valuation allowance on the tax benefit associated with losses at certain foreign subsidiaries in the amount of $2.1 million in 2003 and $1.8 million in 2002. The 2002 period also includes the reversal of $1.1 million of income tax reserves no longer required due to the completion of a tax audit at a foreign unit. The tax provisions for the second quarter periods of 2003 and 2002 represent the difference between the year-to-date tax provisions recorded for the six-month periods ended June 30, 2003 and 2002 and the amounts reported for the first quarter periods of 2003 and 2002.

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

     Sequa completed the transitional impairment review required under SFAS No. 142 and recorded, effective January 1, 2002, a non-cash charge related to continuing operations of $13.0 million (net of a related tax benefit on deductible goodwill of $7.8 million) as the effect of a change in accounting principle in the Consolidated Statement of Operations. A non-cash, after-tax charge of $101.8 million, relating to the ARC propulsion business, was reclassified to the results of discontinued operations in the Consolidated Statement of Operations. The fair value of Sequa's reporting units were measured using an income approach based on a present value technique of

Effect of a Change in Accounting Principle   (cont'd)

estimated expected future cash flows. The transitional charge related to continuing operations concerned ARC Automotive ($3.1 million) of the Automotive segment and the MEGTEC Systems ($9.0 million) and After Six ($0.8 million) reporting units of the Other Products segment. The effect of the change in accounting principle, relating to continuing operations, reduced basic earnings per share by $1.25 in the six-month period of 2002.

     Pursuant to SFAS No. 142, goodwill is to be reviewed for impairment on an annual basis. The review date may coincide with the anniversary of the implementation date (January 1) or another date may be selected. Sequa has selected October 1 as the date for subsequent reviews. Sequa reviewed its goodwill as of October 1, 2002 and determined that no further impairment of goodwill had occurred.

Risk/Concentration of Business

     Sequa's largest operation, Chromalloy Gas Turbine Corporation, with 2003 six-month sales of $331.1 million and operating income of $10.0 million (2002 annual sales and operating income of $675.2 million and $45.3 million, respectively, and total assets at December 31, 2002 of $806.5 million), has experienced significant difficulties in its operating environment since the terrorist attacks of September 11, 2001, which had a severe, immediate and extended impact on the airline industry compounded by a general economic slowdown. The downturn in air travel has had a significant impact on both Chromalloy's repair and original equipment component manufacturing operations, which derive approximately 80% of their sales from the commercial aviation market. The large repair business is directly related to the number of hours jet engines are flown and the original equipment component manufacturing business is related to the number of new jet engines placed in service. The economic impact on Chromalloy has been partially offset by cost cutting measures. In light of the continuing difficulties and intense pricing pressures in the commercial airline market, an improvement over the 2002 annual operating income level is not expected in 2003. Furthermore, a prolonged decline in the level of air travel will have an adverse impact on the operations of Chromalloy and on its joint ventures ($12.7 million investment at June 30, 2003) that serve the airline industry.

     In March 2003, Standard & Poor's Ratings Services (S&P) placed its ratings on 12 airlines on "CreditWatch with negative implications." S&P cited the impending war with Iraq and its estimation that already weak airlines will incur substantial losses and cash outflow, due to declines in air travel. While the duration of the war was short, the outbreak of severe acute respiratory syndrome (SARS) resulted in certain airlines reducing service to regions affected by the disease. The long-term impact of the Iraq war, SARS and recent terror threats on air travel is uncertain at this time.

     On April 1, 2003, Air Canada filed for protection under Canada's Companies' Creditors Arrangements Act (CCAA). Air Canada is continuing operations while it restructures. In the six-month period of 2003, Air Canada accounted for $1.3 million or less than 1% of Chromalloy's sales. A first quarter charge of $0.7 million was incurred to reserve the trade receivables balance with Air Canada as of March 31, 2003.

     UAL, which filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in December 2002, accounted for approximately $13.1 million or 4% of Chromalloy's sales in the six-month period of 2003 (4% of 2002 annual sales). The pre-petition

Risk/Concentration of Business   (cont'd)

net trade accounts receivable balance is nominal. The impact of the UAL filing on Chromalloy's operations has not been significant to date.

     At June 30, 2003, trade receivables due from major commercial airlines totaled approximately $41 million. The poor business conditions in the airline industry and the possibility of bankruptcy filings by other carriers who are customers of Chromalloy could adversely affect the ability of Chromalloy to realize some of these receivables.

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

     Sequa is engaged in the automotive airbag inflator business through ARC Automotive. ARC Automotive's largest customers for airbag inflators are Delphi Automotive Systems and its subsidiaries (Delphi) and Breed Technologies, Inc. and its subsidiaries (Breed). Delphi accounted for $29.1 million or 32% of ARC Automotive's six-month sales in 2003 and $17.4 million or 22% of six-month sales in 2002. Breed accounted for approximately $35.5 million or 39% of ARC Automotive's six-month sales in 2003 and $41.9 million or 54% of six-month sales in 2002.

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

     In April 2003, National Steel, Precoat Metal's largest customer, was acquired by US Steel. The combination of National Steel and US Steel accounted for approximately $40 million or 33% of Precoat Metal's 2003 six-month sales (39% of 2002 annual sales). The acquisition of National Steel by US Steel is not expected to significantly affect the operations of Precoat Metals.

     In the Specialty Chemicals segment, one customer accounted for 29% of 2003 six-month sales (30% of 2002 annual sales) and the top three customers accounted for 46% of 2003 six-month sales (45% of 2002 annual sales). All of these customers are international consumer products companies with whom Warwick International has been doing business for many years.

     Sequa's assets of discontinued operations includes a leveraged lease portfolio that is subject to risks associated with the ultimate realizability of estimated residual values, as well as the creditworthiness of the lessees. Several of the leases are for aircraft leased to major commercial airlines. In February 2003, American Airlines, Inc. (AA) issued a term sheet to parties involved in its leveraged lease financings as part of a process to implement a consensual restructuring of its obligations to its stakeholders. The term sheet outlined net present value savings that AA was seeking as part of its restructuring. Management does not believe that the AA term sheet is indicative of the value the leveraged lease arrangement provides to AA and there has been no further communications between AA and Sequa. It is premature to estimate the impact on Sequa's lease investment of a potential bankruptcy by AA. At June 30, 2003, Sequa's remaining investment in aircraft leases with major commercial airlines is $37.3 million of which $16.4 million relates to AA.

Backlog

     The businesses of Sequa included in continuing operations for which backlogs are significant are the Turbine Airfoils, TurboCombustor Technology and Castings units of the Aerospace segment and the Sequa Can Machinery, MEGTEC Systems and After Six units of the Other Products segment. The aggregate dollar amount of backlog in these units at June 30, 2003 was $174.4 million ($163.0 million at December 31, 2002). Increases in backlog in the Aerospace segment and the MEGTEC Systems unit were partially offset by decreases in backlog in the Sequa Can Machinery and After Six units. Sales of the After Six unit are seasonal, with stronger sales in the first six months of the year; accordingly, this unit's backlog is normally higher at December 31 than at any other time of the year.

Liquidity and Capital Resources

     Net cash provided by operating activities was $4.8 million in the six-month period of 2003 compared with $23.2 million provided by operating activities in 2002. The primary reasons for the $18.4 million decrease were a higher level of working capital requirements, a decrease in cash provided by discontinued operations, and an increase in taxes paid that reflected a Federal tax refund received in the 2002 period; partially offset by a smaller loss from continuing operations. Net cash used for investing activities was $25.7 million in the six-month period of 2003 compared with $27.0 million in 2002. The $1.3 million decrease reflects a lower level of capital spending and an increase in proceeds received on the sale of property, plant and equipment partially offset by a deposit made with an insurance carrier to guarantee certain environmental remediation costs. Net cash from financing activities was $16.8 million in the six-month period of 2003 compared with $22.6 million in 2002. The 2003 period include the receipt of $101.0 million of net proceeds on the June 5, 2003 issuance of $100 million of 8 7/8% Senior Notes due April 1, 2008 partially offset by the repurchase of accounts receivable sold. The 2002 period primarily reflects a net increase in accounts receivables sold.

     On May 2, 2003, Sequa announced that it had signed an agreement with GenCorp's Aerojet-General Corporation subsidiary (Aerojet) in which Aerojet is to acquire substantially all of the assets related to the propulsion business of Sequa's Atlantic Research Corporation subsidiary (ARC), as well as the shares of ARC UK Limited (collectively referred to as the ARC propulsion business). Aerojet will enter into a long-term agreement to provide propellant to ARC Automotive, Sequa's automotive airbag inflator operation. The airbag inflator business is not included in the sale to Aerojet. The purchase price is $133.0 million in cash subject to certain adjustments. The transaction is subject to, among other things, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, a financing condition and customary closing conditions. The transaction is expected to close as soon as practicable after the last of the conditions to closing have been satisfied or waived. Management has indicated that the proceeds will contribute to its objective of strengthening Sequa's financial position.

     On June 5, 2003, Sequa completed an offering of $100 million of 8 7/8% Senior Notes due April 1, 2008 through a private placement under Rule 144A of the Securities Act of 1933 as amended (the Securities Act). Net proceeds received on the 8 7/8% Senior Notes offering, which were sold at a premium of 102.5% for an effective yield of 8.23%, amounted to $101.0 million and are for general corporate purposes. The notes are part of a single series of 8 7/8% Senior Notes of which $200 million were issued in 2001. Sequa intends to register a series of senior notes under the Securities Act, the terms of which will be substantially the same as the outstanding notes, and exchange the 8 7/8% Senior Notes issued on June 5, 2003 for the registered notes.

Liquidity and Capital Resources   (cont'd)

     In anticipation of Sequa's $100 million 8 7/8% Senior Notes offering, Moody's downgraded its ratings on Sequa debt from Ba3 to B1 and changed its rating outlook from negative to stable. Standard & Poor's Rating Services affirmed Sequa's BB- rating with a negative outlook but removed Sequa from CreditWatch where it was placed on March 18, 2003. Fitch Ratings downgraded its ratings on Sequa's debt from BB- to B+ and changed its rating outlook from negative to stable.

     Sequa's ability to obtain letters of credit and surety bonds for financial guarantees is limited due to Sequa's debt ratings which are below investment grade and the absence of a secured bank credit agreement. However, Sequa expects to finalize in the third quarter, a $50 million credit line for the issuance of letters of credit from a major global bank that will be secured by the assets of a foreign subsidiary. Sequa's letters of credit generally renew on an annual, evergreen basis, and it is possible that some issuers may require collateral until the $50 million credit line is in place. In December 2002, Sequa deposited $8.4 million with an insurance carrier when the surety market for financial guarantees became extremely tight and Sequa was unable to renew a surety bond. The amount is being held in an interest-bearing account as cash collateral against future expected claims and is refundable upon the issuance of a letter of credit. In April 2003, Sequa deposited $4.7 million with an insurance carrier to guarantee certain environmental remediation costs. The policy can be canceled upon Sequa satisfying certain Environmental Protection Agency required financial ratios or the issuance of a letter of credit. However, this policy may be canceled only on an annual anniversary. Of the $4.7 million, $4.2 million plus interest earned on the deposit less any claims paid are refundable.

     At June 30, 2003, Sequa was contingently liable for $27.8 million of outstanding letters of credit and $4.4 million of surety bonds not reflected in the accompanying Consolidated Balance Sheet. In addition, Sequa has guaranteed $7.1 million of its MJB joint venture's bank line of credit. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to the outstanding letters of credit, surety bonds or the guarantee.

     Sequa Receivables Corp. (SRC), a wholly owned special purpose corporation, has a Receivables Purchase Agreement extending through November 2003 under which it may sell an undivided percentage ownership interest in Sequa's eligible trade receivables through a bank sponsored facility. Through April 30, 2003, the maximum participation in Sequa's eligible trade receivables allowed to be sold under the agreement was $120.0 million. Effective May 1, 2003, the maximum participation was reduced to $100.0 million due to a member of the bank-provided back-up liquidity facility withdrawing its participation in the market as a whole. Discount expense rates increased approximately 2% over the rates previously charged. Under the terms of the agreement, SRC's assets will be available to satisfy its obligations to its creditors, which have security interests in certain of SRC's assets, prior to any distribution to Sequa. Management has held preliminary discussions regarding a renewal of the facility and expects that an agreement will be in place, similar in terms and in an amount commensurate with underlying receivables balances, upon the expiration of the current Receivables Purchase Agreement. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125," transactions under the Receivables Purchase Agreement qualify as a sale of receivables. At June 30, 2003, no trade receivables were sold under the agreement as Sequa repurchased the undivided percentage ownership interest previously sold using cash collections on its accounts receivables.

Liquidity and Capital Resources   (cont'd)

     Capital expenditures for continuing operations amounted to $28.8 million in the six-month period of 2003, with spending concentrated in the Aerospace and Automotive segments. These funds were primarily used to upgrade existing facilities and equipment. Sequa currently anticipates that capital spending in 2003 for continuing operations will be approximately $65 million and will be concentrated primarily in the Aerospace and Automotive segments.

     Due to the present underfunded status of its domestic qualified defined benefit pension plans, management anticipates that additional pension contributions in 2003 will total approximately $23 million and will be contributed primarily in the third quarter of 2003. Projected future minimum pension contributions are summarized in the contractual obligations table presented below. Actual contributions may exceed minimum requirements and will depend on management's assessment of available liquidity and of considerations with respect to employee relations.

     Sequa monitors its pension plans on an ongoing basis. At June 30, 2003, a significant charge to other comprehensive income (loss) with respect to a minimum pension liability adjustment is not expected in 2003. However, future declines in the equity markets and in interest rates could adversely impact this expectation.

     At June 30, 2003, Sequa's contractual obligations are as follows:
		Payments Due by Period
		(Thousands of Dollars)
		(Unaudited)

		Remainder	Years	Years	Years
Contractual obligations	Total	2003	2004-2005	2006-2007	=>2008

Long-term debt (a)	$806,652	$1,296	$7,300	$56	$798,000
Capitalized lease
obligations	-	-	-	-	-
Operating leases	47,177	6,970	17,419	9,830	12,958
Purchase obligations (b)	42,909	30,877	12,016	14	2
Other long-term liabilities:
Projected minimum
pension contributions (c)	183,400	23,000	42,000	74,100	44,300
Environmental
remediation (d)	15,400	2,500	6,300	3,000	3,600
Debt of discontinued
operations (e)	16,431	8,716	7,715	-	-

Total	$1,111,969	$73,359	$92,750	$87,000	$858,860

(a)		Represents long-term debt cash payment schedule and excludes net amortizable debt discount of $2.1 million and premium of $2.5 million.

(b)

Purchase obligations are agreements to purchase goods and services that are considered enforceable and legally binding and which specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transactions. The amounts shown represent those amounts considered by Sequa to be enforceable and legally binding and include short-term purchase orders for the purchase of goods or services as well as capital expenditure commitments and amounts owed under employment contracts.

Liquidity and Capital Resources   (cont'd)
(c)

Actual pension contributions may be higher than minimum contractual requirements and will depend on management's assessment of available liquidity and of considerations with respect to employee relations.

(d)

Actual environmental remediation expenditures may be higher than amounts contractually obligated as Sequa may undertake remediation activities without requirements imposed by Consent Orders or Consent Agreements with Federal and State authorities or by litigation.

(e)

Liabilities of discontinued operations are funded through the run off of a leveraged lease portfolio whereby the cash flow stream including residual proceeds are first applied to outstanding debt and accrued interest.

     Management currently anticipates that the following will provide sufficient funds to support Sequa's operations for the next twelve months: cash flow from operations; $138.5 million of cash and cash equivalents on hand at June 30, 2003; $133 million of expected proceeds on the sale of the ARC propulsion business; $100 million available at August 11, 2003 under the Receivables Purchase Agreement and the Agreement's expected fourth-quarter renewal in an amount commensurate with underlying receivable balances; and the expected third quarter finalization of a $50 million credit line for the issuance of letters of credit from a major global bank that will be secured by the assets of a foreign subsidiary. Expected requirements include $71.4 million of interest payments due on the outstanding 9% and 8 7/8% Senior Notes; $65 million of estimated capital expenditures for continuing operations; $23 million of estimated pension contributions; other contractual obligations summarized above; and any future requirements for letters of credit and surety bonds, which totaled $32.2 million at June 30, 2003.

Off-Balance Sheet Arrangements

     Off-balance sheet arrangements include certain guarantees that may be a source of potential risk to a company's future liquidity, capital resources and results of operations, regardless of whether they are recorded as liabilities.

     Sequa's guarantees are primarily limited to the use of letters of credit and surety bonds that serve to guarantee Sequa's own performance with respect to liabilities owed or contractual deadlines. A discussion of Sequa's letters of credit and surety bonds is included in the Liquidity and Capital Resources section of this Quarterly Report on Form 10-Q.

     Sequa Receivables Corp. (SRC), a wholly owned special purpose corporation, has a Receivables Purchase Agreement extending through November 2003 under which it may sell up to $100 million of an undivided percentage ownership interest in Sequa's eligible trade receivables through a bank-sponsored facility. A further discussion of the Receivables Purchase Agreement is included in Note 6 to the Consolidated Financial Statements and in the Liquidity and Capital Resources section of this Quarterly Report on Form 10-Q.

     At June 30, 2003, all minimum required capital contributions to Sequa's joint ventures have been satisfied. Future contributions to the joint ventures require the approval of the respective joint venture's board of directors. Sequa believes that its joint ventures are adequately capitalized. At June 30, 2003, Sequa had guaranteed $7.1 million of its MJB joint venture's bank line of credit. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to the guarantee.

Significant Accounting Policies and Estimates

     Sequa believes that the application of the following accounting policies is important to its financial position and results of operations and requires significant judgments and estimates on the part of management.

Allowance for Doubtful Accounts

Certain of Sequa's operating segments provide services to industries that are or have been experiencing difficult economic pressures. The Aerospace segment performs repair and other services for the commercial airline industry, and the Metal Coating segment counts major steel mills among its customers. See the Risk/Concentration of Business section of this MD&A in this Quarterly Report on Form 10-Q for further discussion. Many of Sequa's customers are large, well known companies, and the customer base is monitored through a review of account balance agings, an assessment of customer financial condition, and interactions with the customers. Reserves are established through a combination of specific identification of problem accounts and percentages of aging brackets.

Inventory Valuation

The Aerospace segment (Chromalloy Gas Turbine) maintains significant inventories of parts to serve the commercial aviation repair market. In order to ensure that any obsolete or slow moving inventory is properly identified and valued, Chromalloy has in place a policy that mandates minimum write-down requirements based on usage. The policy provides for a consistent and systematic approach to valuing inventory at the lower of cost or market, with inventory values reassessed quarterly and at year-end for adequacy. The decline in air travel and the related reduction in the number of hours jet engines are flown, has had an unfavorable impact on inventory valuations. A further decline in air travel would have an additional unfavorable impact. Management believes that, while demand for certain repair services and manufactured parts was volatile in 2002 and the first six months of 2003, and can remain volatile while the industry is disrupted, the long-term outlook for the industry is positive.

Goodwill

SFAS No. 142 requires that goodwill and other intangible assets be tested for impairment on an annual basis. Sequa recorded a $13.0 million after-tax transitional impairment charge related to continuing operations effective with the January 1, 2002 adoption of SFAS No. 142. Sequa updated its review of goodwill on its selected annual test date of October 1, 2002 and noted no further impairment. In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. If these estimates and assumptions change in the future due to such factors as a decline in general economic conditions; a long-term or permanent decline in air travel; competitive pressures on sales and margins; and other factors beyond management's control, an impairment charge may be required.

Pensions

Pension expense and pension liabilities are actuarially determined and are affected by management's assumptions with respect to the discount rate for obligations, the future rate of increase in compensation levels and the expected long-term rate of return on plan assets. Pension expense and liabilities can also be affected by changes in plan benefits and the actual return of plan assets. The annual discount rate is based on a review of high and medium grade corporate long-term bond rates. The rate of increase in compensation levels is based on management's assessment of the current and future economic environment and overall salary trends. The expected long-term rate of return is based on the historical performance of plan assets. Declines

Pensions   (cont'd)

in the discount rate and the expected long-term rate of return on plan assets, as well as actual returns on plan assets that are below the expected return, can have a significant impact on pension expense and related liabilities.

Income Taxes

Sequa has significant domestic net operating loss carryforwards, as well as deferred tax assets established through other comprehensive income in recording a minimum required pension liability. Management believes that such carryforwards and deferred tax assets will be utilized before their expiration through future reversals of existing taxable temporary differences, future earnings and available tax planning strategies. Sequa's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions; the state of the airline industry and other major markets; competitive pressures on sales and margins; and other factors beyond management's control. There can be no assurance that Sequa will meet its expectations for future domestic taxable income in the carryforward period or that available tax strategies can be enacted. However, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income and available tax strategies will be sufficient to fully realize the domestic operating loss carryforwards and deferred tax assets at June 30, 2003.

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

Other Information

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46). A variable interest entity is a corporation, partnership or trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Until FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entities residual returns or both. The consolidation requirements apply to entities existing prior to January 31, 2003 for interim periods beginning after June 15, 2003. Sequa is currently assessing the impact, if any, of FIN 46.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Sequa is exposed to market risk from changes in foreign currency exchange rates and from changes in the prices of certain commodities which impact its earnings, cash flows and financial condition. Sequa manages its exposure to this market risk through its regular operating and financial activities and, when appropriate, through the use of derivative financial instruments. Sequa has established a control environment which assigns senior executives and in certain instances operational management responsibility for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Sequa does not buy, hold or sell derivative financial instruments for trading purposes. Sequa's primary foreign currency exposures relate to the British pound and to the Euro. To mitigate the short and near-term effect of changes in currency exchange rates, Sequa utilizes forward foreign exchange contracts and derivatives thereof, to manage its exposure to certain existing assets and liabilities and to hedge forecasted transactions and firm commitments denominated in currencies other than the functional currency. Depending on the volatility of the market, Sequa utilizes natural gas swap agreements to convert a portion of its natural gas requirements to fixed rates. Depending on the use of a derivative and whether it has been designated and qualifies as an efficient hedge, gains and losses resulting from changes in the value of the derivative are recognized currently in earnings or reported in Accumulated Other Comprehensive Income (Loss), a separate component of shareholders' equity.

     A hypothetical 10% uniform decrease in all foreign currency exchange rates relative to the US dollar would have decreased the fair value of Sequa's financial instruments by approximately $8.4 million as of June 30, 2003 and $11.9 million as of December 31, 2002. The sensitivity analysis relates only to Sequa's exchange rate-sensitive financial instruments, which include cash and debt amounts denominated in foreign currencies and all open foreign forward exchange contracts at June 30, 2003 and December 31, 2002. The effect of this hypothetical change in exchange rates ignores the effect this movement may have on the value of net assets, other than financial instruments, denominated in foreign currencies and does not consider the effect this movement may have on anticipated foreign currency cash flows.

     At June 30, 2003 and December 31, 2002, substantially all of Sequa's debt was at fixed rates, and Sequa currently does not hold interest rate derivative contracts. Accordingly, a change in market interest rates would not materially impact Sequa's interest expense but would affect the fair value of Sequa's debt. Generally, the fair market value of fixed-rate debt increases as interest rates fall and decreases as interest rates rise. The estimated fair value of Sequa's total debt was approximately $843 million at June 30, 2003 and $672 million at December 31, 2002. A hypothetical 1% increase in interest rates would have decreased the fair value of Sequa's total debt by approximately $35.9 million at June 30, 2003 and $29.6 million at December 31, 2002. A hypothetical 1% decrease in interest rates would have increased the fair value of Sequa's total debt by approximately $37.9 million at June 30, 2003 and $31.4 million at December 31, 2002. The fair value of Sequa's total debt is based primarily upon quoted market prices of Sequa's publicly traded securities. The estimated changes in the fair values of Sequa's debt are based upon changes in the present value of future cash flows as derived from the hypothetical changes in market interest rates. The June 30, 2003 values include $100 million of 8 7/8% Senior Notes due April 1, 2008 that were issued on June 5, 2003.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (cont'd)

     Sequa had forward foreign exchange contracts and derivatives thereof outstanding at June 30, 2003 and December 31, 2002 with notional amounts primarily denominated in Euros: 52.4 million and 70.8 million and the US Dollar: 4.4 million and 6.3 million. At December 31, 2002, a natural gas swap with a notional amount of $1.4 million was outstanding and expired in the first quarter of 2003.

     The following table presents the carrying amounts and fair values of Sequa's derivative and non-derivative financial instruments:
	(Amounts in thousands)
	(Unaudited)
	At June 30, 2003		At December 31, 2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Cash and cash equivalents	$138,476	$138,476	$138,814	$138,814
Forward foreign exchange
contracts	1,623	1,623	1,153	1,153
Natural gas swap	-	-	304	304
Liabilities
Current and long-term debt	806,988	851,772	707,349	672,449
Forward foreign exchange
contracts	2,980	2,980	1,510	1,510

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

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, Sequa carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Senior Vice President, Finance (chief financial officer), of the effectiveness of the design and operation of Sequa's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President, Finance concluded that Sequa's disclosure controls and procedures are effective in timely alerting them to material information relating to Sequa (including its consolidated subsidiaries) required to be included in Sequa's periodic Securities and Exchange Commission (SEC) filings. There were no changes in Sequa's internal control over financial reporting that occurred during the last quarter that has materially affected or is reasonably likely to materially affect, Sequa's internal control over financial reporting.

ITEM 4. CONTROLS AND PROCEDURES   (cont'd)

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

     The Annual Meeting of Stockholders of Sequa Corporation was held on May 8, 2003, for the purpose of electing directors and ratifying the appointment of Ernst & Young LLP as independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations.

All of management's nominees for director, as listed in the proxy statement, were elected with the following vote.

Name of Nominee	Votes For	Votes Withheld
Norman E. Alexander	26,188,625	11,646,061
Leon Black	25,291,450	12,543,236
Alvin Dworman	26,171,697	11,662,989
David S. Gottesman	26,191,142	11,643,544
Richard S. LeFrak	26,191,422	11,643,264
John J. Quicke	26,190,526	11,644,160
R. Scott Schafler	25,317,226	12,517,460
Michael I. Sovern	25,386,291	12,448,395
Fred R. Sullivan	26,170,060	11,664,626
Gerald Tsai, Jr.	26,171,659	11,663,027
Martin Weinstein	26,191,387	11,643,299

     The ratification of the appointment of Ernst & Young LLP as independent auditors was completed with the following vote.
Votes For	Votes Against	Votes Abstaining
26,195,005	304,529	11,335,152

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits

		31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K (cont'd)

		32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K

Registrant filed a Current Report on Form 8-K dated May 5, 2003 with respect to Registrant's press release concerning the announcement of a signed agreement to sell its propulsion business.

Registrant filed a Current Report on Form 8-K dated May 9, 2003 with respect to Registrant's press release concerning its estimated first quarter results.

Registrant filed a Current Report on Form 8-K dated May 28, 2003 with respect to Registrant's intention to issue $100 million of Senior Notes due 2008 by means of a private placement under Rule 144A under the Securities Act of 1933, as amended.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEQUA CORPORATION

	BY	/s/ HOWARD M. LEITNER

Howard M. Leitner
Senior Vice President, Finance
(Chief Financial Officer)

August 14, 2003