Form 10-Q
period 2003-09-30
SEQUA CORP /DE/
filed 2003-11-14
CIK 95301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2003

OR
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes	X	No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

Yes	X	No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2003

Class A Common Stock, no par value	7,109,023
Class B Common Stock, no par value	3,329,772

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sequa Corporation and Subsidiaries
Consolidated Statement of Operations
(Amounts in thousands, except per share)
(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,

	2003	2002 *	2003	2002 *

Sales	$1,225,053	$1,134,182	$407,258	$383,696

Costs and expenses
Cost of sales	1,022,335	944,029	334,254	315,678
Selling, general and administrative	159,721	155,966	53,637	53,962

	1,182,056	1,099,995	387,891	369,640

Operating income	42,997	34,187	19,367	14,056

Other income (expense)
Interest expense	(50,292)	(47,798)	(17,970)	(15,916)
Interest income	1,749	2,455	355	790
Equity in income of unconsolidated joint ventures	7,802	976	2,094	1,091
Other, net	1,329	(231)	44	(636)

Income (loss) from continuing operations
before income taxes	3,585	(10,411)	3,890	(615)

Income tax (provision) benefit	(2,000)	8,600	(2,200)	1,300

Income (loss) from continuing operations	1,585	(1,811)	1,690	685

Income (loss) from discontinued operations, net
of income taxes	5,465	(97,180)	3,011	1,522

Income (loss) before the effect of a change
in accounting principle	7,050	(98,991)	4,701	2,207

Effect of a change in accounting principle,
net of income taxes	-	(12,965)	-	-

Net income (loss)	7,050	(111,956)	4,701	2,207

Preferred dividends	(1,548)	(1,548)	(516)	(516)

Net income (loss) available to common stock	$5,502	$(113,504)	$4,185	$1,691

Basic and diluted income (loss) per share
Income (loss) from continuing operations	$-	$(0.32)	$0.11	$0.02
Income (loss) from discontinued operations	0.53	(9.34)	0.29	0.14
Effect of a change in accounting principle	-	(1.25)	-	-

Net income (loss)	$0.53	$(10.91)	$0.40	$0.16

Dividends declared per share
Preferred	$3.75	$3.75	$1.25	$1.25
* See Notes 1 and 8 to the consolidated financial statements.

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands)

ASSETS

	(Unaudited)
	September 30,	December 31,
	2003	2002 *

Current assets
Cash and cash equivalents	$118,638	$138,814
Trade receivables (less allowances of $16,186 and $15,483)	298,574	195,888
Inventories	397,801	372,141
Assets of discontinued operations	129,133	135,347
Deferred income taxes	56,891	56,785
Other current assets	34,844	36,206

Total current assets	1,035,881	935,181

Investments
Investments and other receivables	95,555	66,434
Assets of discontinued operations	96,787	119,098

	192,342	185,532

Property, plant and equipment, net	444,868	457,557

Other assets
Goodwill	147,630	146,298
Deferred income taxes	44,599	38,186
Deferred charges and other assets	29,668	29,831

	221,897	214,315

Total assets	$1,894,988	$1,792,585

* See Notes 1 and 8 to the consolidated financial statements.
The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

	(Unaudited)
	September 30,	December 31,
	2003	2002 *

Current liabilities
Current maturities of long-term debt	$2,084	$3,014
Accounts payable	157,603	138,771
Taxes on income	16,348	18,125
Liabilities of discontinued operations	28,303	33,220
Accrued expenses	166,308	191,525

Total current liabilities	370,646	384,655

Noncurrent liabilities
Long-term debt	798,200	704,335
Liabilities of discontinued operations	9,073	34,803
Other noncurrent liabilities	190,638	168,943

	997,911	908,081

Shareholders' equity
Preferred stock--$1 par value, 1,825,000 shares authorized, 797,000 shares of $5 cumulative convertible stock issued at September 30, 2003 and December 31, 2002 (involuntary liquidation value--$17,181 at September 30, 2003)	797	797
Class A common stock--no par value, 50,000,000 shares authorized, 7,321,000 shares issued at September 30, 2003 and December 31, 2002	7,321	7,321
Class B common stock--no par value, 10,000,000 shares authorized, 3,727,000 shares issued at September 30, 2003 and December 31, 2002	3,727	3,727
Capital in excess of par value	290,043	290,216
Retained earnings	379,536	374,034
Accumulated other comprehensive loss	(77,102)	(97,940)

	604,322	578,155
Less: Cost of treasury stock	77,891	78,306

Total shareholders' equity	526,431	499,849

Total liabilities and shareholders' equity	$1,894,988	$1,792,585

* See Notes 1 and 8 to the consolidated financial statements.
The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Amounts in thousands)
(Unaudited)
	For the Nine Months Ended September 30,

	2003	2002 *

Cash flows from operating activities:
Income (loss) from continuing operations before income taxes	$3,585	$(10,411)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	60,518	56,811
Provision for losses on receivables	2,980	1,667
Equity in income of unconsolidated joint ventures	(7,802)	(976)
Other items not providing cash	(5,138)	(2,156)

Changes in operating assets and liabilities:
Receivables	(17,399)	9,748
Inventories	(19,137)	3,786
Other current assets	2,743	(2,076)
Accounts payable and accrued expenses	(13,678)	(4,577)
Other noncurrent liabilities	5,809	(21,898)

Net cash provided by continuing operations before income taxes	12,481	29,918
Net cash provided by discontinued operations before income taxes	8,174	8,748
Income taxes paid, net	(11,371)	(3,850)

Net cash provided by operating activities	9,284	34,816

Cash flows from investing activities:
Business purchased, net of cash acquired	-	(9,215)
Purchases of property, plant and equipment	(39,776)	(45,653)
Sales of property, plant and equipment	5,972	3,911
Other investing activities	(9,633)	(2,288)

Net cash used for investing activities	(43,437)	(53,245)

Cash flows from financing activities:
Proceeds from accounts receivable sold	75,000	106,000
Repurchases of accounts receivable sold	(155,000)	(99,000)
Proceeds from debt	102,189	2,087
Payments of debt	(10,837)	(4,389)
Payments of preferred dividends	(1,548)	(1,548)
Other financing activities	247	2,267

Net cash provided by financing activities	10,051	5,417

Effect of exchange rate changes on cash and cash equivalents	3,926	7,877

Net decrease in cash and cash equivalents	(20,176)	(5,135)

Cash and cash equivalents at beginning of period	138,814	127,103

Cash and cash equivalents at end of period	$118,638	$121,968

* See Notes 1 and 8 to the consolidated financial statements.
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

     Sequa is currently reviewing the legal entity structures through which it conducts business or holds assets with respect to Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46). In general, a Variable Interest Entity (VIE) is an entity that has (1) an insufficient amount of equity for the entity to carry on its principal operations without additional subordinated financial support from other parties, (2) a group of equity owners that are unable to make decisions about the entity's activities and (3) equity that does not absorb the entity's losses or receive the benefits of the entity. FIN No. 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns, or both. Sequa's review with respect to FIN No. 46 will be completed in the fourth quarter.

     On October 17, 2003, Sequa, through its Atlantic Research Corporation subsidiary (ARC), completed the sale of substantially all of the assets -- including the shares of ARC UK Limited -- and certain of the liabilities related to the propulsion business of ARC (collectively referred to as the ARC propulsion business). The sale to GenCorp Inc.'s Aerojet-General Corporation subsidiary (Aerojet) was pursuant to an agreement entered into by ARC on May 2, 2003. ARC received $133,000,000 in cash subject to certain adjustments. ARC Automotive, Sequa's automotive airbag inflator operation, was not included in the sale to Aerojet. Aerojet has entered into a long-term supply contract and license agreement to provide propellant and propellant development to ARC Automotive. In accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," Sequa has classified the ARC propulsion business as a discontinued operation. The Consolidated Statement of Operations, Balance Sheet and Statement of Cash Flows have been restated in prior periods to reflect the ARC propulsion business as a discontinued operation.

     The classification of the ARC propulsion business as a discontinued operation has resulted in a realignment of Sequa's segment reporting in accordance with Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." A new Automotive segment has been established which is comprised of ARC Automotive and Casco Products, Sequa's supplier of automotive cigarette lighters, power outlets and electronic monitoring devices. ARC Automotive and the ARC propulsion business formerly comprised Sequa's Propulsion segment. Casco Products was previously included in the Other Products segment.

Note 1.   Basis of presentation   (cont'd)

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

     The consolidated financial statements included herein have been prepared by Sequa, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present Sequa's results for the interim periods presented. Such adjustments consisted of normal recurring items with the exception of the following in 2003: $5,740,000 of restructuring charges incurred at the Aerospace segment, Casco Products of the Automotive segment and MEGTEC Systems of the Other Products segment of which $264,000 was recorded in the third quarter; $3,090,000 of income resulting from a second quarter change in estimate relating to a dispute on contractual obligations pertaining to the Aerospace segment's commercial repair business; $4,099,000 of gain on the sale of assets primarily recorded in the second quarter which included the sale of a can-forming machinery plant that was part of the restructuring activities undertaken in 2001; $3,947,000 of gain from a first quarter settlement with a former partner in a component manufacturing operation; $252,000 of loss, inclusive of an $853,000 third quarter gain, on the fair market value of forward foreign exchange contracts that did not qualify for cash flow hedge accounting; and $745,000 of expense, recorded in the first quarter, to reserve receivables due from a foreign commercial airline that filed for protection under foreign bankruptcy laws. Results for 2002 included the following: $2,656,000 of restructuring charges of which $876,000 was recorded in the third quarter; $3,091,000 of gain on the change in the fair market value of a gas swap of which $841,000 was recorded in the third quarter; $4,149,000 of tax benefit related to an increase in domestic net operating loss carryforwards due to the resolution of issues and the related completion of an Internal Revenue Service audit recorded in the third quarter; $1,102,000 relating to the reversal of income tax reserves no longer required due to the completion of a tax audit at a foreign unit recorded in the first quarter; and a $12,965,000 goodwill impairment charge recorded as the effect of a change in accounting principle in the first quarter.

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

     The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

     Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," (SFAS No. 148) was issued in December 2002 and amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based compensation. While the statement does not require companies to account for employee stock

Note 1.   Basis of presentation   (cont'd)

options using the fair value method, it does require disclosure of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in both annual and interim statements. Sequa currently follows Accounting Principles Board (APB) Opinion No. 25, which measures compensation cost for stock options as the excess, if any, of the quoted market price of a company's stock at the grant date over the amount an employee must pay to acquire the stock. As Sequa's stock option plan requires the option price to be no less than the fair market value at the date of grant, no compensation expense is recognized for stock options granted.

     On September 25, 2003, Sequa granted 495,000 options on Sequa's Class A common stock to key employees under the provisions of its 1998 Key Employees Stock Option Plan. Vested options totaling 309,100 had previously expired in September 2003. The total fair value of the options granted on September 25, 2003 was estimated on the date of grant to be $7,796,000 using the Black-Scholes option pricing model. The model's assumption's were as follows: expected option life of 4 years; risk free interest rate of 2.56%; expected volatility of 44.56% and an expected dividend yield of 0%.

     Had compensation cost for Sequa's stock option plan been determined under SFAS No. 123, Sequa's income (loss) from continuing operations and related earnings (loss) per share would have been affected as follows:
	(Thousands of Dollars) (Unaudited)
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Reported income (loss) from
continuing operations	$1,585	$(1,811)	$1,690	$685
Stock-based compensation, net of
related tax effects, under
SFAS No. 123	(54)	(84)	(31)	(23)

Adjusted income (loss) from
continuing operations	$1,531	$(1,895)	$1,659	$662

Basic earnings (loss) per share:
Reported earnings (loss) from
continuing operations	$-	$(0.32)	$0.11	$0.02

Stock-based compensation, net
of related tax effects, under
SFAS No. 123	-	(0.01)	-	(0.01)

Adjusted earnings (loss) from
continuing operations	$-	$(0.33)	$0.11	$0.01

Note 2. Restructuring Charges

     In 2003, Sequa continued its strategic restructuring program in response to the difficult economic climate prevailing in certain of its markets. In the nine-month period of 2003, the Consolidated Statement of Operations includes restructuring charges of $5,740,000 which are composed of: $4,869,000 of involuntary termination benefits; a $254,000 qualified pension plan curtailment loss; and $617,000 of relocation and other restructuring charges. The Aerospace segment closed a small repair facility, transferring the operation to an existing plant, and workforce reductions occurred at certain of its other locations. Casco Products of the Automotive segment transferred its Connecticut manufacturing operation to lower cost facilities, and MEGTEC Systems of the Other Products segment transferred certain manufacturing operations to other existing facilities and streamlined its operations. The restructuring activities resulted in the termination of approximately 620 employees. Asset impairment charges relating to the restructuring activities in the Automotive segment totaled approximately $240,000.

     While Sequa continues to review its individual operations in order to ensure their competitive positions in their respective markets, management does not currently anticipate significant restructuring activities for the remainder of 2003.

     In the nine-month period of 2002, the Consolidated Statement of Operations includes restructuring charges of $2,656,000 representing $3,006,000 of involuntary termination benefits and voluntary early retirement benefits to be paid outside of Sequa's qualified pension plans, net of a $350,000 reversal of reserves no longer required due to the resolution of 2001 cost estimates associated with certain employee termination benefits. A total of 342 employees were terminated in 2002 as a result of the restructuring program.

     Restructuring charges in the Consolidated Statement of Operations can be summarized by caption and by segment as follows:
	(Thousands of Dollars)
	(Unaudited)
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

By caption:
Cost of Sales	$4,782	$617	$114	$316
Selling, general and
administrative	958	2,039	150	560

Total	$5,740	$2,656	$264	$876

By segment:
Aerospace	$2,615	$820	$149	$313
Automotive:
Casco Products	1,611	-	33	-
Other Products:
MEGTEC Systems	1,514	1,011	82	563
Corporate	-	825	-	-

Total	$5,740	$2,656	$264	$876

Note 2. Restructuring Charges   (cont'd)

     The after-tax effect of the 2003 restructuring charges was to reduce basic earnings per share from continuing operations by $0.36 in the nine-month period and by $0.02 in the third quarter. The after-tax effect of the 2002 restructuring charges was to reduce basic earnings per share from continuing operations by $0.17 in the nine-month period and by $0.05 in the third quarter.

     Sequa's Consolidated Balance Sheet includes accruals relating to the restructuring program of $5,204,000 at September 30, 2003 and $5,413,000 at December 31, 2002. Activity affecting the accruals in the nine-month period of 2003 is summarized as follows:

(Thousands of Dollars) (Unaudited)

Balance at December 31, 2002	$5,413
Charges incurred	5,740
Cash payments of involuntary termination
and voluntary early retirement benefits	(5,026)
Transfer of restructuring liability relating to curtailment
losses to pension accrual	(254)
Relocation and facility shutdown costs paid	(750)
Other activity and adjustments	81

Balance at September 30, 2003	$5,204

     In August 2003, Sequa received net cash proceeds of $737,000 from the sale of a warehouse formerly used by its After Six unit and which was no longer needed due to restructuring activities undertaken in the fourth quarter of 2002. Sequa recognized a gain of $173,000 on the sale, which is included in other income (expense) in the Consolidated Statement of Operations.

     In April 2003, Sequa received net cash proceeds of $4,246,000 from the sale of a can-forming machinery plant that was closed as part of the restructuring activities undertaken in 2001. Sequa recognized a gain in the amount of $2,353,000 on the sale which, is included in other income (expense) in the Consolidated Statement of Operations.

Note 3. Income Tax Benefit (Provision)

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the nine-month periods of 2003 and 2002 were based upon estimated annual pre-tax (losses) income from continuing operations and include the effect of a provision for state income and franchise taxes. The periods include a valuation allowance on the tax benefit associated with losses at certain foreign subsidiaries in the amount of $2,275,000 in 2003 and $1,750,000 in 2002. The 2002 period also includes a $4,149,000 tax benefit related to an increase in domestic net operating loss carryforwards due to the resolution of issues and the related completion of an Internal Revenue Service audit; and the reversal of $1,102,000 of income tax reserves no longer required due to the completion of a tax audit at a foreign unit. The tax provisions for the third quarter periods of 2003 and 2002 represent the difference between the year-to-date tax provisions recorded for the nine-month periods ended September 30, 2003 and 2002 and the amounts reported for the six-month periods of 2003 and 2002.

Note 4. Comprehensive Income (Loss)

     Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss) items which are recorded within a separate component of equity in the balance sheet and are excluded from net income (loss). Sequa's other comprehensive income (loss) items generally include foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on certain securities, and unrealized gains and losses on cash flow hedges. Since undistributed earnings of Sequa's foreign subsidiaries are intended to be permanently reinvested, except where Sequa is able to repatriate the earnings to the US without any material incremental tax provision, taxes have not been provided for foreign currency translation adjustments.

     Sequa monitors its pension plans on an ongoing basis. At September 30, 2003, a significant charge to other comprehensive income (loss) with respect to a minimum pension liability adjustment is not expected in 2003.

     Comprehensive income (loss) for the nine- and three-month periods ended September 30, 2003 and 2002 is as follows:
	(Thousands of Dollars) (Unaudited)
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income (loss)	$7,050	$(111,956)	$4,701	$2,207
Other comprehensive income (loss):
Foreign currency translation
adjustments	21,035	23,985	2,351	926
Unrealized loss on marketable
securities	-	(884)	-	-
Tax benefit on unrealized loss
on marketable securities	-	309	-	-
Unrealized (loss) gain on cash flow
hedges	(305)	449	-	372
Tax benefit (provision) on unrealized
gain on cash flow hedges	107	(157)	-	(130)

Comprehensive income (loss)	$27,887	$(88,254)	$7,052	$3,375

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

Note 5. Earnings (Loss) Per Share   (cont'd)

The computation of basic and diluted earnings (loss) per share is as follows:
	(Thousands of dollars, except per share data)
	(Unaudited)
	For the		For the
	Nine Months		Three Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Income (loss) from continuing operations	$1,585	$(1,811)	$1,690	$685

Less: Preferred dividends	(1,548)	(1,548)	(516)	(516)

Income (loss) from continuing operations
available to common stock--basic	37	(3,359)	1,174	169

Income (loss) from discontinued operations,
net of income taxes	5,465	(97,180)	3,011	1,522

Income (loss), before the effect of a
change in accounting principle, available
to common stock--basic	5,502	(100,539)	4,185	1,691

Effect of a change in accounting
principle, net of income taxes	-	(12,965)	-	-

Net income (loss) income available to
common stock--basic	5,502	(113,504)	4,185	1,691

Convertible preferred stock dividend
requirements	-	-	-	-

Net income (loss) available to common
stock --diluted	$5,502	$(113,504)	$4,185	$1,691

Weighted average number of common
shares outstanding -- basic	10,434	10,405	10,437	10,430

Conversion of convertible preferred
stock	-	-	-	-

Exercise of stock options	-	3	1	3

Weighted average number of common
shares outstanding -- diluted	10,434	10,408	10,438	10,433

Basic and diluted earnings (loss) per share
Earnings (loss) from continuing operations	$-	$(0.32)	$0.11	$0.02
Income (loss) from discontinued operations	0.53	(9.34)	0.29	0.14
Effect of a change in accounting
principle	-	(1.25)	-	-

Net income (loss)	$0.53	$(10.91)	$0.40	$0.16

Note 6. Trade Receivables, Net

     Sequa Receivable Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement (RPA) which was extended, up to a maximum participation of $80,000,000, to December 3, 2003 from November 13, 2003 while documentation is finalized extending the RPA through November 13, 2006 in accordance with a commitment letter from a bank administered multi-seller commercial paper conduit.

     Under the RPA to be extended to November 13, 2006, subject to completion of documentation, SRC may sell an undivided percentage ownership interest up to a maximum participation of $75,000,000, in Sequa's eligible domestic trade receivables through a bank administered conduit. The maximum participation under the RPA is less than the $100,000,000 maximum provided for through November 13, 2003 primarily due to the absence of receivables related to the ARC propulsion business which has been sold and a narrowing of eligible receivables to domestic customers. Back-up liquidity lines are to be provided by two banks which are annually renewable at the banks' option and will contain a net worth covenant applicable to Sequa Corporation. The sale of receivables through the bank administered conduit is funded through the sale of A1/P1 rated commercial paper. SRC's discount expense is 1.25% above the commercial paper rate. SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa.

     In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," transactions under the RPA extended through December 3, 2003 qualify as a sale of receivables. The facility extension through November 13, 2006 will be reviewed with respect to SFAS No. 140 when it is final. At September 30, 2003, no trade receivables were sold under the agreement as Sequa repurchased the undivided percentage ownership interest previously sold using cash collections on its accounts receivable during the second quarter. At December 31, 2002, trade receivables are net of $80,000,000 of receivables sold under the agreement. Other, net in the Consolidated Statement of Operations for the nine months ended September 30, 2003 and 2002 includes $566,000 and $1,004,000, respectively, of discount expense related to the sale of receivables. Discount expense in the third quarter of 2003 was zero, as no accounts receivable were sold during the period. Discount expense recorded in the third quarter of 2002 was $295,000.

Note 7. Inventories

     The inventory amounts at September 30, 2003 and December 31, 2002 were as follows:

	(Thousands of Dollars)
	(Unaudited)
	September 30,	December 31,
	2003	2002

Finished goods	$181,694	$186,194
Work in process	121,047	105,083
Raw materials	108,302	94,851
Customer deposits	(13,242)	(13,987)

	$397,801	$372,141

Note 8.   Subsequent Event and Discontinued Operations

     On October 17, 2003, Sequa, through its Atlantic Research Corporation subsidiary (ARC), completed the sale of substantially all of the assets -- including the shares of ARC UK Limited -- and certain of the liabilities related to the propulsion business of ARC (collectively referred to as the ARC propulsion business). The sale to GenCorp Inc.'s Aerojet-General Corporation subsidiary (Aerojet) was pursuant to an agreement entered into by ARC on May 2, 2003. ARC Automotive, Sequa's automotive airbag inflator operation, was not included in the sale to Aerojet. Aerojet has entered into a long-term supply contract and license agreement to provide propellant and propellant development to ARC Automotive.

     The sale price was $133,000,000 in cash subject to certain adjustments and, Sequa expects to recognize a small after-tax gain or loss after closing costs primarily consisting of direct selling costs as well as costs relating to future lease payments, real estate taxes, and the impairment of leasehold improvements on a leased facility that was excluded from the sale. The facility will be undergoing environmental remediation over its remaining lease term and cannot be returned to the landlord, or subleased for other productive purposes, until such remediation is complete.

     During 1991, Sequa adopted a formal plan to divest the investment portfolio of its leasing subsidiary, Sequa Capital Corporation (Sequa Capital). Sequa Capital's remaining investment in leveraged leases will be liquidated over the next 12 years as rentals are received and residual values are realized. Debt of discontinued operations at September 30, 2003 represents the remaining accreted principal amount of the $25,000,000 in proceeds received from the non-recourse securitization of the leveraged lease portfolio in 1994. The leveraged lease cash flow stream, including residual proceeds, services the payment of principal and interest until the loan is paid off.

     Assets and liabilities of discontinued operations are separately presented in the Consolidated Balance Sheet with the assets and liabilities of the ARC propulsion business classified as current. The components of discontinued operations included in the Consolidated Balance Sheet are as follows:

Note 8.   Subsequent Event and Discontinued Operations   (cont'd)

	(Thousands of Dollars)
	(Unaudited)
	September 30,	December 31,
	2003	2002

Current assets:
Assets of ARC propulsion:
Current assets	$51,345	$56,308
Property, plant and equipment, net	40,782	43,142
Goodwill	34,758	34,758
Other noncurrent assets	2,248	1,139

Total current assets	$129,133	$135,347

Long-term assets:
Investment in leveraged leases	$90,643	$112,916
Other assets	6,144	6,182

Total long-term assets	$96,787	$119,098

Current liabilities:
Liabilities of ARC propulsion:
Current liabilities	$19,667	$23,599
Other noncurrent liabilities	8,636	9,621

Total current liabilities	$28,303	$33,220

Long-term liabilities:
Debt and related accrued interest	$7,246	$32,697
Other liabilities	1,827	2,106

Total long-term liabilities	$9,073	$34,803

Income (loss) from discontinued operations relates to the results of the ARC propulsion business and can be summarized as follows:
	(Thousands of Dollars) (Unaudited)
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Sales	$99,459	$101,441	$35,623	$39,298
Costs and expenses	92,443	94,232	31,892	36,585

Operating income	7,016	7,209	3,731	2,713
Other income	349	610	880	9

Income (loss) before income taxes	7,365	7,819	4,611	2,722
Income tax provision	(1,900)	(3,200)	(1,600)	(1,200)

Income before the effect of a change in accounting principle	5,465	4,619	3,011	1,522
Effect of a change in accounting principle	-	(101,799)	-	-

Income (loss)	$5,465	$(97,180)	$3,011	$1,522

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

     Sequa completed the transitional impairment review required under SFAS No. 142 and recorded, effective January 1, 2002, a non-cash charge related to continuing operations of $12,965,000 (net of a related tax benefit on deductible goodwill of $7,777,000) as the effect of a change in accounting principle in the Consolidated Statement of Operations. A non-cash, after-tax charge of $101,799,000, relating to the ARC propulsion business, was reclassified to the results of discontinued operations in the Consolidated Statement of Operations. The fair value of Sequa's reporting units was measured using an income approach based on a present value technique of estimated expected future cash flows. The transitional charge related to continuing operations concerned ARC Automotive ($3,128,000) of the Automotive segment and the MEGTEC Systems ($9,036,000) and After Six ($801,000) reporting units of the Other Products segment. The effect of the change in accounting principle, relating to continuing operations, reduced basic earnings per share by $1.25 in the nine-month period of 2002.

     Pursuant to SFAS No. 142, goodwill is to be reviewed for impairment on an annual basis. Sequa has selected October 1 as the date for subsequent reviews. Sequa reviewed its goodwill as of October 1, 2002 and determined that no further impairment of goodwill had occurred. Sequa is currently reviewing its October 1, 2003 goodwill balance for impairment and cannot presently conclude as to the results of the on-going review. At September 30, 2003, goodwill totaled $147,630,000 of which $111,303,000 relates to the Aerospace reporting unit.

     The $1,332,000 increase in goodwill in the Consolidated Balance Sheet is attributable to foreign currency translation adjustments.

Note 10.   Accrued Warranty Costs

     Warranty costs primarily relate to the MEGTEC Systems and Sequa Can Machinery operations of the Other Products segment. Both of these units sell equipment that is substantial in size, complexity, workload requirements and cost. Warranties issued are generally 12 to 18 months from the date of installation. Warranty reserves are primarily established using a percentage of sales based on past loss experience. Warranty activity for the nine- and three-month periods of 2003 and 2002 is summarized as follows:
	(Thousands of Dollars) (Unaudited)
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Warranty reserves, beginning of period	$11,022	$13,496	$11,133	$12,034
Warranties issued	5,604	4,159	1,347	1,146
Warranty costs incurred	(4,851)	(6,486)	(438)	(1,631)
Changes in liability for pre-existing
warranties, including expirations	113	24	51	20
Foreign currency translation adjustments	302	383	97	7

Warranty reserves, end of period	$12,190	$11,576	$12,190	$11,576

Note 11.   Long-term Debt

     On June 5, 2003, Sequa completed an offering of $100,000,000 of 8 7/8% Senior Notes due April 1, 2008 through a private placement under Rule 144A of the Securities Act of 1933 as amended (the Securities Act). Net proceeds received on the 8 7/8% Senior Notes offering, which were sold at a premium of 102.5% for an effective yield of 8.23%, amounted to $100,963,000 and are being used for general corporate purposes. The notes are part of a single series of 8 7/8% Senior Notes, of which $200,000,000 were issued in 2001.

     On September 19, 2003, Sequa completed its offer to exchange all outstanding 8 7/8% Senior Notes due April 1, 2008 that were issued on June 5, 2003, for up to $100,000,000 of registered Series B 8 7/8% Senior Notes due April 1, 2008. All $100,000,000 of outstanding notes were exchanged. The terms of the new Series B 8 7/8% Senior Notes -- including principal amount, interest rate, maturity, security and ranking -- are substantially the same as the terms of the original notes, with the principal exception that the new notes are registered under the Securities Act.

Note 12.   Environmental Matters

     Sequa's environmental department, under senior management's direction, manages all activities related to Sequa's involvement in environmental clean-up. This department establishes the projected range of expenditures for individual sites with respect to which Sequa may be considered a potentially responsible party under applicable federal or state laws. These projected

Note 12.   Environmental Matters   (cont'd)

expenditures, which are reviewed periodically, include: remedial investigation and feasibility studies; outside legal, consulting and remediation project management fees; the projected cost of remediation activities; and site closure and post-remediation monitoring costs. The assessments take into account currently available facts, existing technology, presently enacted laws, past expenditures, and other potentially responsible parties and their probable level of involvement. Outside technical, scientific and legal consulting services are used to support management's assessments of costs at significant individual sites.

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At September 30, 2003, the potential exposure for such costs, excluding liabilities to be assumed by the purchaser of the ARC propulsion business, is estimated to range from $10,000,000 to $21,000,000, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $15,785,000. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, remediation costs for continuing operations are estimated to be in the range of $4,000,000 to $5,000,000 for 2003 and for 2004. In the nine months of 2003, actual remediation expenditures for continuing operations were $1,949,000.

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

     Forward foreign exchange contracts and derivatives thereof are used to hedge the cash flows of certain forecasted sales and intercompany firm sales commitments. These contracts are primarily short-term in nature with the maximum hedge period not exceeding two years. Gains and losses on these contracts, representing the effective portion of the hedging activity are reported in Accumulated Other Comprehensive Income (Loss). These deferred gains and losses are recognized in operating income in the period in which the sale is recognized. Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Operations in the period they occur. In 2003, Other, net in the Consolidated Statement of Operations for the nine-month period includes $252,000 of expense related to the fair market valuation of forward foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting.

Note 13.   Derivatives and Financial Instruments   (cont'd)

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

     At September 30, 2003 and December 31, 2002, Sequa had forward foreign exchange contracts and derivatives thereof with notional amounts primarily denominated in Euros: 46,450,000 and 70,757,000, respectively; in US Dollars: 6,385,000 and 6,270,000. At December 31, 2002, Sequa had an effective cash flow hedge in the form of a natural gas swap with a notional amount of $1,431,000 that expired in the first quarter of 2003. In the nine-month period of 2002, Other, net in the Consolidated Statement of Operations included $3,091,000 of gain related to the change in the fair market value of a gas swap that included a written option and which did not qualify for cash flow hedge accounting.

Note 14. Summary Business Segment Data

     Sequa's sales and operating income (loss) by business segment are as follows:

	(Thousands of Dollars)
	(Unaudited)
			Operating Income
	Sales		(Loss)
	Year to Date		Year to Date

	2003	2002	2003	2002

Aerospace	$487,563	$498,752	$18,920	$29,265
Automotive	209,406	183,478	2,061	601
Metal Coating	195,557	176,953	20,238	16,081
Specialty Chemicals	145,948	116,235	18,064	12,248
Other Products	186,579	158,764	6,342	(3,753)
Corporate	-	-	(22,628)	(20,255)

Total	$1,225,053	$1,134,182	$42,997	$34,187

	(Thousands of Dollars)
	(Unaudited)
			Operating Income
	Sales		(Loss)
	Third Quarter		Third Quarter

	2003	2002	2003	2002

Aerospace	$156,429	$167,218	$8,898	$10,778
Automotive	70,781	61,611	3,022	67
Metal Coating	74,174	62,731	8,427	6,986
Specialty Chemicals	48,043	40,827	5,722	4,928
Other Products	57,831	51,309	1,260	(1,503)
Corporate	-	-	(7,962)	(7,200)

Total	$407,258	$383,696	$19,367	$14,056

Note 14. Summary Business Segment Data   (cont'd)

Additional segment information is as follows:

	(Unaudited)
	September 30,	December 31,
	2003	2002

Aerospace
Goodwill	$111,302	$110,947
Total assets	827,406	805,194
Capital expenditures	19,631	37,060
Depreciation and amortization	30,155	36,738

Automotive
Goodwill	6,156	5,566
Total assets	182,915	163,111
Capital expenditures	11,564	16,823
Depreciation and amortization	14,465	19,250

Metal Coating
Goodwill	3,987	3,987
Total assets	146,143	142,271
Capital expenditures	3,195	10,095
Depreciation and amortization	7,074	8,706

Specialty Chemicals
Goodwill	24,783	24,404
Total assets	123,173	102,635
Capital expenditures	3,587	4,095
Depreciation and amortization	3,854	5,320

Other Products
Goodwill	1,402	1,394
Total assets	114,642	124,564
Capital expenditures	1,704	1,668
Depreciation and amortization	3,214	4,661

Corporate
Total assets	500,709	454,810
Capital expenditures	95	140
Depreciation and amortization	1,756	2,287

Totals
Goodwill	147,630	146,298
Total assets	1,894,988	1,792,585
Capital expenditures	39,776	69,881
Depreciation and amortization	60,518	76,962

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

     At September 30, 2003, Sequa was contingently liable for $30,884,000 of outstanding letters of credit and $3,558,000 of surety bonds not reflected in the accompanying Consolidated Financial Statements. In addition, Sequa has guaranteed a bank line of credit for its MJB joint venture in the amount of $7,100,000. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to outstanding letters of credit, surety bonds or the bank guarantee.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Sales

     Overall sales increased 8% in the nine months and 6% in the third quarter driven by advances at the Automotive, Metal Coating, Specialty Chemicals and Other Products segments. Sales also benefitted from the translation of foreign currency sales into US dollars ($47.1 million in the nine-month period and $11.0 million in the three-month period); and the addition of an acquired unit in the Aerospace segment ($28.2 million in the nine months and $7.1 million in the three months). A detailed review of sales by operating segment follows.

     Sales of the Aerospace segment (Chromalloy Gas Turbine) declined 2% in the nine months and 6% in the three months of 2003. Excluding sales added by the September 30, 2002 acquisition of Pacific Gas Turbine (PGT), an engine overhaul unit that was formerly an equity affiliate, sales declined 8% for the nine months and 11% for the third quarter. Engine component repair sales declined 9% in the year-to-date period and 12% in the third quarter. For the nine months, the effect of intense pricing pressure and the continuing downturn in the commercial aviation market, combined with a small decline in sales to the US military, more than offset increased sales to the industrial turbine market and the benefit of translating foreign currency sales into US dollars (approximately $10.6 million). For the third quarter, sales declined in both the commercial and military engine component sectors, though the impact was mitigated by increased industrial turbine repair sales and the favorable effect of translating foreign currency sales into US dollars (approximately $2.4 million). Sales of original equipment components declined 5% in the nine months and 7% in the third quarter due to lower military sales and the weak commercial aviation market. The decline was partially offset by the benefit of currency translation (approximately $4.8 million in the nine months and $1.0 million in the third quarter). In September 2003, Chromalloy signed a 10-year engine maintenance by the hour contract with a major US airline. The contract represents new business growth of approximately 10% and is expected to begin to contribute repair revenues in the first quarter of 2004.

     Sales of the Automotive segment increased 14% in the year-to-date period and 15% in the third quarter. Sales at the ARC Automotive unit increased 17% in the nine months and 18% in the third quarter, with increased volumes at both the domestic and foreign unit and the benefit of translating the Italian unit's local currency sales into US dollars (approximately $6.7 million in the nine months and $1.5 million in the third quarter). At the Casco Products unit, sales advanced 8% in the year-to-date period and 9% in the third quarter. Higher local currency sales at the international units in both periods and the benefit of translating those sales into US dollars (approximately $6.1 million in the nine months and $1.6 million in the three months) more than offset a decline in sales at the domestic operation.

     Sales of the Metal Coating segment increased 11% in the year-to-date period and 18% in the third quarter. The increase in both periods reflects steel sales added under new metal management programs. Sales to the building products market showed improvement in both periods as the overall commercial construction market began to show improvement in the third quarter. Sales to the container products market were down in both periods due to the absence of sales to a customer whose in-house coating line was temporarily shut down in 2002 and to softness in the food and beverage market. Sales to the manufactured products market improved in both periods.

Sales   (cont'd)

     Sales of the Specialty Chemicals segment advanced 26% in the nine months and 18% in the third quarter driven by sustained strength in demand for the detergent additive TAED and improved sales at the specialty chemicals distribution units. Translation of local currency results into US Dollars added approximately $11.8 million in the nine months and $1.9 million in the third quarter.

     Sales of the Other Products segment advanced 18% in the year-to-date period and 13% in the third quarter. Sales of the MEGTEC Systems unit increased 3% in the nine months and 20% in the third quarter. The year-to-date period benefitted from increased spare parts sales and European sales of emission control products. The third quarter sales increase was generated by improvements at the US operation. Both periods benefitted from the translation of local currency results into US dollars (approximately $7.4 million in the nine months and $2.4 million in the third quarter). Sales of the Sequa Can Machinery unit advanced 66% in the nine months but declined 12% in the third quarter. The year-to-date results reflect strong sales in the first half of 2003 derived from the unit's strong year-end backlog position. Third quarter sales of new canforming and decorating equipment declined but the effect was mitigated by improved sales of specialty can systems. Sales of the After Six unit increased 7% in the nine months and 13% in the third quarter.

Operating Income

     Overall operating income increased 26% in the nine months and 38% in the third quarter. Strong advances at the Automotive, Metal Coating, Specialty Chemicals and Other Products segments more than offset the combined effect of three factors: declines at the Aerospace segment, higher pension costs; and, for the nine-month period, increased restructuring and related asset impairment charges. Sequa's foreign operations contributed operating income of $29.6 million and $11.5 million in the nine- and three-month periods of 2003, respectively, compared with $19.7 million and $7.6 million in the nine- and three-month periods of 2002, respectively. The profitability of Sequa's foreign operations is driven by the results of the Specialty Chemicals operations, the overseas operations of the Casco Products unit and the foreign units of the Aerospace segment, some of which derive a large portion of their earnings from the heavy industrial gas turbine aftermarket. Results of foreign operations also benefitted from the translation of local currency results into US dollars (net effect of approximately $2.5 million in the nine months and $0.7 million in the third quarter). A detailed review of operating income by segment follows.

     Operating income in the Aerospace segment (Chromalloy Gas Turbine) declined 35% in the nine months and 17% in the third quarter. Chromalloy's profits were affected by the following factors: continued pricing pressure in the aftermarket for commercial aviation engine component repair; restructuring charges related to workforce reductions and a plant consolidation ($2.6 million and $0.1 million in the nine- and three-months of 2003, respectively, and $0.8 million and $0.3 million in the comparable 2002 periods); increased pension costs; and in the nine months, a $0.7 million charge to reserve receivables from a foreign airline that filed for bankruptcy protection. For the nine months these factors were partially offset by: $3.1 million of income resulting from a change in estimate relating to a dispute on contractual obligations in the commercial repair business; and higher sales to the industrial turbine market for both the year-to-date and third quarter periods. Results of units primarily engaged in the manufacture of original

Operating Income   (cont'd)

equipment components declined in the nine months as a result of restructuring charges recorded in the second quarter and lower sales to the military. Results for the third quarter showed improvement as a result of higher sales to the industrial turbine market; and the benefits of previous restructuring actions and ongoing cost cutting measures. With the commercial aviation industry beginning to show improvement, management expects fourth quarter operating profits to exceed those of the third quarter of 2003.

     The Automotive segment posted a $1.5 million improvement in operating income in the nine months and a $3.0 million improvement in the three months. The ARC Automotive unit narrowed its loss substantially in the nine months and posted a small profit in the third quarter. In the year earlier quarter this unit recorded a loss. The improvement reflects the higher level of sales, the benefits derived from on-going Six Sigma initiatives, and an improved sales mix partially offset by increased pension costs and research and development expense. The Casco Products unit posted a small decline in operating income for the nine months, due to $1.8 million of restructuring and related asset impairment charges and related costs recorded in the first half of the year and higher pension costs, partially offset by improved results at the foreign operations. Results for the third quarter showed improvement. The advance reflects the higher level of sales at the overseas operations; the benefit of translating those results into US dollars; improvements generated by Six Sigma initiatives and restructuring programs; and the favorable settlement of a patent infringement claim.

     Operating income in the Metal Coating segment advanced 26% in the nine months and 21% in the third quarter. Both periods benefitted from higher sales and an improved mix; operating efficiencies generated by Six Sigma initiatives; and profit added by the completion of an international consulting contract, partially offset by increased pension costs.

     Operating income increased sharply in the Specialty Chemicals segment --up 47% in the year-to-date period and 16% in the third quarter. Results for both periods reflect the benefit of higher sales combined with operating efficiencies attained through Six Sigma programs and the favorable effect of translating local currency results into US dollars (approximately $1.5 million in the nine months and $0.2 million in the third quarter). In both periods, the benefit of these improvements was mitigated by increased pension expense.

     The Other Products segment posted operating profit in both the nine- and three-month periods of 2003, whereas this segment recorded operating loss in the comparable 2002 periods. MEGTEC Systems unit which had recorded losses in both periods of 2002, posted profit in both 2003 periods. The improvement reflects the higher level of sales in both periods, improved margins, improvements generated through on-going Six Sigma programs, expense reductions and the benefits of restructuring actions. The unit recorded restructuring charges of $1.5 million and $0.1 million in the nine- and three-month periods of 2003, respectively, and $1.0 million and $0.6 million in the nine- and three-month periods of 2002, respectively. The 2003 restructuring charges represent the streamlining of the unit's European operations and consist primarily of severance charges. Operating results at the Sequa Can Machinery unit were ahead $3.7 million for the nine months, though down $0.9 million in the third quarter. The year-to-date improvement reflects higher sales and improved absorption in the first half of the year, whereas the third quarter reflects a lower level of equipment sales and absorption. The After Six unit posted a 21% increase for the year-to-date period and narrowed its loss in the third quarter. Both periods benefitted from higher sales and the outsourcing of production.

Operating Income   (cont'd)

     Corporate expense increased 12% for the nine months and 11% for the third quarter of 2003. The increase in both periods is due to higher pension and insurance costs, partially offset by lower legal expenses and, for the nine months, the absence of $0.8 million of restructuring charges recorded in the first quarter of 2002 to cover the costs of an early retirement program.

Restructuring Charges

     In 2003, Sequa continued its strategic restructuring program in response to the difficult economic climate prevailing in certain of its markets. In the nine-month period of 2003, the Consolidated Statement of Operations includes restructuring charges of $5.7 million which are composed of: $4.8 million of involuntary termination benefits; a $0.3 million qualified pension plan curtailment loss; and $0.6 million of relocation and other restructuring charges. The Aerospace segment closed a small repair facility, transferring the operation to an existing plant, and workforce reductions occurred at certain of its other locations. Casco Products of the Automotive segment transferred its Connecticut manufacturing operation to lower cost facilities, and MEGTEC Systems of the Other Products segment transferred certain manufacturing operations to other existing facilities and streamlined its operations. The restructuring activities resulted in the termination of approximately 620 employees. Asset impairment charges relating to the restructuring activities in the Automotive segment totaled approximately $0.2 million.

     While Sequa continues to review its individual operations in order to ensure their competitive positions in their respective markets, management does not currently anticipate significant restructuring activities for the remainder of 2003.

     In the nine-month period of 2002, the Consolidated Statement of Operations includes restructuring charges of $2.7 million representing $3.0 million of involuntary termination benefits and voluntary early retirement benefits to be paid outside of Sequa's qualified pension plans, net of a $0.3 million reversal of reserves no longer required due to the resolution of 2001 cost estimates associated with certain employee termination benefits. A total of 342 employees were terminated in 2002 as a result of the restructuring program.

Restructuring Charges   (cont'd)

     Restructuring charges in the Consolidated Statement of Operations can be summarized by caption and by segment as follows:
	(Thousands of Dollars)
	(Unaudited)
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

By caption:
Cost of Sales	$4,782	$617	$114	$316
Selling, general and
administrative	958	2,039	150	560

Total	$5,740	$2,656	$264	$876

By segment:
Aerospace	$2,615	$820	$149	$313
Automotive:
Casco Products	1,611	-	33	-
Other Products:
MEGTEC Systems	1,514	1,011	82	563
Corporate	-	825	-	-

Total	$5,740	$2,656	$264	$876

     The after-tax effect of the 2003 restructuring charges was to reduce basic earnings per share from continuing operations by $0.36 in the nine-month period and by $0.02 in the third quarter. The after-tax effect of the 2002 restructuring charges was to reduce basic earnings per share from continuing operations by $0.17 in the nine-month period and by $0.05 in the third quarter.

     Sequa's Consolidated Balance Sheet includes accruals relating to the restructuring program of $5.2 million at September 30, 2003 and $5.4 million at December 31, 2002. Activity affecting the accruals in the nine-month period of 2003 is summarized as follows:

(Thousands of Dollars) (Unaudited)

Balance at December 31, 2002	$5,413
Charges incurred	5,740
Cash payments of involuntary termination
and voluntary early retirement benefits	(5,026)
Transfer of restructuring liability relating to curtailment
losses to pension accrual	(254)
Relocation and facility shutdown costs paid	(750)
Other activity and adjustments	81

Balance at September 30, 2003	$5,204

Restructuring Charges (cont'd)

     In August 2003, Sequa received net cash proceeds of $0.7 million from the sale of a warehouse formerly used by its After Six unit and which was no longer needed due to restructuring activities undertaken in the fourth quarter of 2002. Sequa recognized a gain of $0.2 million on the sale, which is included in other income (expense) in the Consolidated Statement of Operations.

     In April 2003, Sequa received net cash proceeds of $4.2 million from the sale of a can-forming machinery plant that was closed as part of the restructuring activities undertaken in 2001. Sequa recognized a gain in the amount of $2.4 million on the sale, which is included in other income (expense) in the Consolidated Statement of Operations.

Equity in Income of Unconsolidated Joint Ventures

     Sequa has investments in a number of unconsolidated joint ventures, primarily in the Aerospace segment, which amounted to $56.8 million and $42.5 million at September 30, 2003 and December 31, 2002, respectively. The combination of income and losses of these joint ventures was $7.8 million of income in the nine-month period of 2003, $1.0 million of income in the nine-month period of 2002, $2.1 million of income in the third quarter of 2003 and $1.1 million of income in the third quarter of 2002. In 2003, the first quarter period equity income included a $3.9 million gain from a settlement with a former partner in a component manufacturing operation.

     Chromalloy is a partner in joint ventures aimed at strengthening its ties to certain original equipment manufacturers and airline customers, as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements. Sequa's investment in Chromalloy's joint ventures was $54.9 million and $40.6 million at September 30, 2003 and December 31, 2002, respectively. The largest of the Chromalloy joint ventures are discussed in the following paragraphs.

     In the second quarter of 2003, Chromalloy and Siemens Westinghouse Power Corporation and Siemens Aktiengesellschaft (collectively referred to as Siemens) established a global cooperation consisting of joint ownership of three operating companies providing service and repairs for heavy industrial gas turbines manufactured by other companies, and for gas turbines based on the mature technologies of Siemens and its affiliates. The three operating companies are: TurboCare Gas Turbine Services LLC (TCGTS), Turbine Services Ltd (TSL) and Gas Turbine Technologies, S.p.A. (GTT).

     Chromalloy has a 49% ownership interest in TCGTS. Chromalloy and Siemens contributed, at existing ownership levels, a division of their existing TACR joint venture. Siemens also contributed a US operation and a minority interest in a Venezuelan subsidiary to TCGTS. TCGTS serves the North, Central and South American markets. The remaining operations of TACR, of which Chromalloy owns 49%, continue to provide coating and component repair services on Siemens' advanced engines.

     Chromalloy has a 51% ownership interest in, and operating control over, TSL. Chromalloy contributed the assets of its UK and Thailand industrial gas turbine operations and its 49% ownership interest in its MJB joint venture to TSL. MJB, a partnership with Mohammed Bin Masaood & Sons, provides repair and maintenance services for industrial gas turbines from a facility in the United Arab Emirates. Sequa has guaranteed $7.1 million of MJB's bank line of

Equity in Income of Unconsolidated Joint Ventures   (cont'd)

credit. TSL serves Europe, the Far East and the Middle East. The operation of TSL is consolidated with those of Sequa and reflects a Siemens minority interest.

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

Interest Expense

     Interest expense increased by $2.5 million in the nine-month period and $2.1 million in the three-month period of 2003 as compared with the prior year primarily due to the June 5, 2003 issuance of $100 million of 8 7/8% Senior Notes due April 1, 2008.

Other, net

     In the nine-month period of 2003, Other, net included $4.1 million of gain relating to the sale of assets which included the sale of a can-forming machinery plant that was closed as part of the restructuring activities undertaken in 2001; $1.0 million of income on the cash surrender value of corporate-owned life insurance; $1.2 million of charges for the amortization of capitalized debt issuance costs; $1.2 million of charges for letters of credit and commitment fees; $0.7 million of expense related to a minority interest holder; $0.6 million of discount expense on the sale of accounts receivable and $0.3 million of loss related to the fair market value of foreign forward exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting.

     In the nine-month period of 2002, Other, net included $3.1 million of gain related to the change in the fair market value of a gas swap; $0.6 million of gain on the sale of stock received from the demutualization of an issuer of corporate-owned life insurance policies and pension annuities; $1.7 million of expense on the cash surrender value of corporate-owned life insurance; $1.0 million of discount expense on the sale of accounts receivable; $1.1 million of charges for

Other, net   (cont'd)

the amortization of capitalized debt costs; and $0.8 million of charges for letters of credit and commitment fees.

     In the third quarter of 2003, Other, net included; $0.9 million of income related to the fair market value of foreign forward exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting; $0.5 million of charges for the amortization of capitalized debt issuance costs; $0.5 million of expense related to a minority interest holder; and $0.4 million of charges for letters of credit and commitment fees.

     In the third quarter of 2002, Other, net included $0.8 million of gain related to the change in the fair market value of a gas swap; $0.8 million of expense on the cash surrender value of corporate-owned life insurance; $0.3 million of discount expense on the sale of accounts receivable; $0.4 million of charges for the amortization of capitalized debt costs; and $0.3 million of charges for letters of credit and commitment fees.

Income Tax Benefit (Provision)

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the nine-month periods of 2003 and 2002 were based upon estimated annual pre-tax (losses) income from continuing operations and include the effect of a provision for state income and franchise taxes. The periods include a valuation allowance on the tax benefit associated with losses at certain foreign subsidiaries in the amount of $2.3 million in 2003 and $1.8 million in 2002. The 2002 period also includes a $4.1 million tax benefit related to an increase in domestic net operating loss carryforwards due to the resolution of issues and the related completion of an Internal Revenue Service audit; and the reversal of $1.1 million of income tax reserves no longer required due to the completion of a tax audit at a foreign unit. The tax provisions for the third quarter periods of 2003 and 2002 represent the difference between the year-to-date tax provisions recorded for the nine-month periods ended September 30, 2003 and 2002 and the amounts reported for the six-month periods of 2003 and 2002.

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

     Sequa completed the transitional impairment review required under SFAS No. 142 and recorded, effective January 1, 2002, a non-cash charge related to continuing operations of $13.0 million (net of a related tax benefit on deductible goodwill of $7.8 million) as the effect of a change in accounting principle in the Consolidated Statement of Operations. A non-cash, after-tax charge of $101.8 million, relating to the ARC propulsion business, was reclassified to the results of discontinued operations in the Consolidated Statement of Operations. The fair value of Sequa's reporting units were measured using an income approach based on a present value technique of estimated expected future cash flows. The transitional charge related to continuing

Effect of a Change in Accounting Principle   (cont'd)

operations concerned ARC Automotive ($3.1 million) of the Automotive segment and the MEGTEC Systems ($9.0 million) and After Six ($0.8 million) reporting units of the Other Products segment. The effect of the change in accounting principle, relating to continuing operations, reduced basic earnings per share by $1.25 in the nine-month period of 2002.

     Pursuant to SFAS No. 142, goodwill is to be reviewed for impairment on an annual basis. Sequa has selected October 1 as the date for subsequent reviews. Sequa reviewed its goodwill as of October 1, 2002 and determined that no further impairment of goodwill had occurred. Sequa is currently reviewing its October 1, 2003 goodwill balance for impairment and cannot presently conclude as to the results of the on-going review. At September 30, 2003, goodwill totaled $147.6 million of which $111.3 million relates to the Aerospace reporting unit.

Risk/Concentration of Business

     Sequa's largest operation, Chromalloy Gas Turbine Corporation, with 2003 nine-month sales and operating income of $487.6 million and $18.9 million, respectively, and total assets at September 30, 2003 of $827.4 million (2002 annual sales and operating income of $675.2 million and $45.3 million, respectively, and total assets at December 31, 2002 of $805.2 million), has experienced significant difficulties in its operating environment since the terrorist attacks of September 11, 2001, which had a severe, immediate and extended impact on the airline industry compounded by a general economic slowdown. The downturn in air travel has had a significant impact on both Chromalloy's repair and original equipment component manufacturing operations, which derive approximately 80% of their sales from the commercial aviation market. The large repair business is directly related to the number of hours jet engines are flown and the original equipment component manufacturing business is related to the number of new jet engines placed in service. The economic impact on Chromalloy has been partially offset by cost cutting measures. In light of the continuing difficulties and intense pricing pressures in the commercial airline market, an improvement over the 2002 annual operating income level is not expected in 2003. Furthermore, a prolonged decline in the level of air travel will have an adverse impact on the operations of Chromalloy and on its joint ventures ($11.8 million investment at September 30, 2003) that serve the airline industry.

     In March 2003, Standard & Poor's Ratings Services (S&P) placed its ratings on 12 airlines on "CreditWatch with negative implications." S&P cited the impending war with Iraq and its estimation that already weak airlines would incur substantial losses and cash outflow, due to declines in air travel. While the duration of the war was short, the outbreak of severe acute respiratory syndrome (SARS) resulted in certain airlines temporarily reducing service to regions affected by the disease. The long-term effect of the Iraq war, SARS and continuing terror threats on air travel is uncertain at this time.

     On April 1, 2003, Air Canada filed for protection under Canada's Companies' Creditors Arrangements Act (CCAA). Air Canada is continuing operations while it restructures. In the nine-month period of 2003, Air Canada accounted for $2.1 million or less than 1% of Chromalloy's sales. A first-quarter charge of $0.7 million was incurred to reserve the trade receivables balance with Air Canada as of March 31, 2003.

     UAL, which filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in December 2002, accounted for approximately $20.4 million or 4% of Chromalloy's sales in the nine-month period of 2003 (4% of 2002 annual sales). The pre-petition

Risk/Concentration of Business   (cont'd)

net trade accounts receivable balance is nominal. The impact of the UAL filing on Chromalloy's operations has not been significant to date.

     At September 30, 2003, trade receivables due from major commercial airlines totaled approximately $41 million. The difficult business conditions in the airline industry and the possibility of bankruptcy filings by other carriers who are customers of Chromalloy could adversely affect the ability of Chromalloy to realize some of these receivables.

     Chromalloy competes for turbine engine repair business with a number of other companies, including the original equipment manufacturers (OEMs). The OEMs generally have obligations (contractual and otherwise) to approve vendors to perform repair services on their engines and components. Chromalloy has a number of such approvals, including licensing agreements, which allow it to repair certain components of flight engines. The loss of a major OEM's approval to repair components for its engines could have an adverse effect on Chromalloy, although management believes it has certain actions available to mitigate this effect.

     Sequa is engaged in the automotive airbag inflator business through ARC Automotive. ARC Automotive's largest customers for airbag inflators are Delphi Automotive Systems and its subsidiaries (Delphi) and Key Safety Systems, Inc. (formerly Breed Technologies, Inc.) and its subsidiaries (Key Safety). Delphi accounted for $58.4 million or 42% of ARC Automotive's nine-month sales in 2003 and $35.4 million or 30% of nine-month sales in 2002. Key Safety accounted for approximately $52.6 million or 38% of ARC Automotive's nine-month sales in 2003 and $59.1 million or 50% of nine-month sales in 2002.

     Precoat Metals markets its coating services to steel and aluminum producers and distributors, building products manufacturers, merchant can makers, and manufacturers of other diverse products. The steel manufacturers have experienced difficult economic pressures, and the industry is undergoing a period of consolidation. Precoat Metals has worked to insulate its accounts receivable exposure. Furthermore, Precoat Metals primarily acts as a toll coater for its steel mill customers and therefore does not own significant stores of coil inventory to serve this market.

     In April 2003, National Steel, Precoat Metal's largest customer, was acquired by US Steel. The combination of National Steel and US Steel accounted for approximately $68 million or 35% of Precoat Metal's 2003 nine-month sales (39% of 2002 annual sales). The acquisition of National Steel by US Steel has not significantly affected the operations of Precoat Metals.

     In the Specialty Chemicals segment, one customer accounted for 31% of 2003 nine-month sales (30% of 2002 annual sales) and the top three customers accounted for 46% of 2003 nine-month sales (45% of 2002 annual sales). All of these customers are international consumer products companies with whom Warwick International has been doing business for many years.

     Sequa's assets of discontinued operations includes a leveraged lease portfolio that is subject to risks associated with the ultimate realizability of estimated residual values, as well as the creditworthiness of the lessees. Several of the leases are for aircraft leased to major commercial airlines whose industry is experiencing difficult economic conditions. At September 30, 2003, Sequa's remaining investment in aircraft leases with major commercial airlines totaled $37.4 million of which $16.6 million relates to American Airlines, Inc.; $15.4 million relates to Delta Airlines, Inc.; and $5.4 million relates to Continental Airlines, Inc.

Backlog

     The businesses of Sequa included in continuing operations for which backlogs are significant are the Turbine Airfoils, TurboCombustor Technology and Castings units of the Aerospace segment and the Sequa Can Machinery, MEGTEC Systems and After Six units of the Other Products segment. The aggregate dollar amount of backlog in these units at September 30, 2003 was $167.2 million ($163.0 million at December 31, 2002). Increases in backlog in the Aerospace segment and the MEGTEC Systems unit were partially offset by decreases in backlog in the Sequa Can Machinery and After Six units. Sales of the After Six unit are seasonal, with stronger sales in the first six months of the year; accordingly, this unit's backlog is normally higher at December 31 than at any other time of the year.

Liquidity and Capital Resources

     Net cash provided by operating activities was $9.3 million in the nine-month period of 2003 compared with $34.8 million in 2002. The primary reasons for the $25.5 million decrease were a higher level of working capital requirements and an increase in taxes paid, partially offset by an improvement in income from continuing operations. Net cash used for investing activities was $43.4 million in the nine-month period of 2003 compared with $53.2 million in 2002. The $9.8 million decrease reflects an absence of cash outlays for a business purchased and a lower level of capital spending. Net cash from financing activities was $10.1 million in the nine-month period of 2003 compared with $5.4 million in 2002. The 2003 period includes the receipt of $101.0 million of net proceeds from the June 5, 2003 issuance of $100 million of 8 7/8% Senior Notes due April 1, 2008 partially offset by the repurchase of accounts receivable sold. The 2002 period primarily reflects a net increase in accounts receivables sold.

     On October 17, 2003, Sequa, through its Atlantic Research Corporation subsidiary (ARC), completed the sale of substantially all of the assets -- including the shares of ARC UK Limited -- and certain of the liabilities related to the propulsion business of ARC (collectively referred to as the ARC propulsion business). The sale to GenCorp Inc.'s Aerojet-General Corporation subsidiary (Aerojet) was pursuant to an agreement entered into by ARC on May 2, 2003. ARC Automotive, Sequa's automotive airbag inflator operation, was not included in the sale to Aerojet. Aerojet has entered into a long-term supply contract and license agreement to provide propellant and propellant development to ARC Automotive. The sale price was $133.0 million in cash subject to certain adjustments. Management has indicated that the proceeds will aid in achieving its objective of strengthening Sequa's financial position.

     On June 5, 2003, Sequa completed an offering of $100 million of 8 7/8% Senior Notes due April 1, 2008 through a private placement under Rule 144A of the Securities Act of 1933 as amended (the Securities Act). Net proceeds received on the 8 7/8% Senior Notes offering, which were sold at a premium of 102.5% for an effective yield of 8.23%, amounted to $101.0 million and are being used for general corporate purposes. The notes are part of a single series of 8 7/8% Senior Notes, of which $200 million were issued in 2001. On September 19, 2003, Sequa completed its offer to exchange all outstanding 8 7/8% Senior Notes due April 1, 2008 that were issued on June 5, 2003, for up to $100 million of registered Series B 8 7/8% Senior Notes due April 1, 2008. All $100 million of outstanding notes were exchanged. The terms of the new Series B 8 7/8% Senior Notes -- including principal amount, interest rate, maturity, security and ranking -- are substantially the same as the terms of the original notes, with the principal exception that the new notes are registered under the Securities Act.

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

     Sequa's ability to obtain letters of credit and surety bonds for financial guarantees had been limited due to Sequa's debt ratings which are below investment grade and the absence of a secured bank credit agreement. However, in September 2003, Sequa finalized a $50 million credit line facility with a major global bank for the issuance of letters of credit that is secured by assets of the Specialty Chemicals segment. The facility is subject to a net worth covenant with respect to the segment. The credit line requires an initial cash collateral balance of 5.0 million British Pounds increasing to 15.0 million British Pounds by 2006. Sequa had deposited $8.4 million with an insurance carrier when the surety market for financial guarantees became extremely tight and Sequa was unable to renew a surety bond. The amount was returned to Sequa upon the issuance of a letter of credit under the new credit line. In April 2003, Sequa deposited $4.7 million with an insurance carrier to guarantee certain environmental remediation costs. The policy can be canceled upon Sequa satisfying certain Environmental Protection Agency required financial ratios or the issuance of a letter of credit. However, this policy may be canceled only on an annual anniversary. Of the $4.7 million, $4.2 million, plus interest earned on the deposit less any claims paid, is refundable.

     At September 30, 2003, Sequa was contingently liable for $30.9 million of outstanding letters of credit and $3.6 million of surety bonds not reflected in the accompanying Consolidated Balance Sheet. In addition, Sequa has guaranteed $7.1 million of its MJB joint venture's bank line of credit. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to the outstanding letters of credit, surety bonds or the guarantee.

     Sequa Receivable Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement (RPA) which was extended, up to a maximum participation of $80 million, to December 3, 2003 from November 13, 2003 while documentation is finalized extending the RPA through November 13, 2006 in accordance with a commitment letter from a bank administered multi-seller commercial paper conduit. Under the RPA to be extended to November 13, 2006, subject to completion of documentation, SRC may sell an undivided percentage ownership interest up to a maximum participation of $75 million, in Sequa's eligible domestic trade receivables through a bank administered conduit. The maximum participation under the RPA is less than the $100 million maximum provided for through November 13, 2003 primarily due to the absence of receivables related to the ARC propulsion business which has been sold and a narrowing of eligible receivables to domestic customers. Back-up liquidity lines are to be provided by two banks which are annually renewable at the banks' option and will contain a net worth covenant applicable to Sequa Corporation. The sale of receivables through the bank administered conduit is funded through the sale of A1/P1 rated commercial paper. SRC's discount expense is 1.25% above the commercial paper rate. SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125," transactions under the RPA extended through December 3, 2003 qualify as a sale of receivables. The facility extension through November 13, 2006 will be reviewed with respect to SFAS No. 140 when it is final. At September 30, 2003, no trade receivables were sold under the agreement as Sequa repurchased the undivided percentage ownership interest previously sold using cash collections on its accounts receivables during the second quarter.

Liquidity and Capital Resources   (cont'd)

     Capital expenditures for continuing operations amounted to $39.8 million in the nine-month period of 2003, with spending concentrated in the Aerospace and Automotive segments. These funds were primarily used to upgrade existing facilities and equipment. Sequa currently anticipates that capital spending in 2003 for continuing operations will be approximately $56 million and will be concentrated primarily in the Aerospace and Automotive segments.

     Due to the present underfunded status of its domestic qualified defined benefit pension plans, pension contributions in the third quarter of 2003 totaled $24.1 million. In October 2003, Sequa's Board of Directors approved a contribution in the amount of approximately $72 million, representing the estimated difference between the accumulated benefit obligation and the value of plan assets for Sequa's largest defined benefit plan. Management anticipates that the contribution will likely be made prior to year-end. The contractual obligation table below itemizes the required future minimum pension contributions as of September 30, 2003 and therefore does not reflect the approved contribution which would reduce the values disclosed in this table.

     Sequa monitors its pension plans on an ongoing basis. At September 30, 2003, a significant charge to other comprehensive income (loss) with respect to a minimum pension liability adjustment is not expected in 2003. A fourth quarter contribution in the amount of approximately $72 million would result in an after-tax reversal of approximately $40 million related to the minimum pension liability charge included in accumulated other comprehensive income that was recorded in prior years.

     At September 30, 2003, Sequa's contractual obligations are as follows:
		Payments Due by Period
		(Thousands of Dollars)
		(Unaudited)

		Remainder	Years	Years	Years
Contractual obligations	Total	2003	2004-2005	2006-2007	=>2008

Long-term debt (a)	$799,986	$930	$1,056	$-	$798,000
Operating leases (b)	54,527	2,906	18,588	12,264	20,769
Purchase obligations (c)	35,731	22,030	13,685	14	2
Other long-term liabilities:
Projected minimum required
pension contributions (d)	158,400	-	41,100	73,000	44,300
Environmental
remediation (e)	14,600	1,600	6,000	3,700	3,300
Debt of discontinued
operations (f)	7,246	-	7,246	-	-

Total	$1,070,490	$27,466	$87,675	$88,978	$866,371

(a)		Represents long-term debt cash payment schedule and excludes net amortizable debt discount of $2.0 million and premium of $2.3 million.

(b)		Operating lease obligations includes future rental payments on a leased facility that was excluded from the sale of the ARC propulsion business.

Liquidity and Capital Resources   (cont'd)
(c)

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

(d)	Actual pension contributions may be accelerated. In October 2003, Sequa's Board of Directors approved an estimated contribution of $72 million that will likely be disbursed prior to the 2003 year-end.

(e)

Actual environmental remediation expenditures may be higher than amounts contractually obligated as Sequa may undertake remediation activities without requirements imposed by Consent Orders or Consent Agreements with Federal and State authorities or by litigation.

(f)

Debt payments of discontinued operations are funded through the run off of a leveraged lease portfolio whereby the cash flow stream including residual proceeds are first applied to outstanding debt and accrued interest.

     Management currently anticipates that the following will provide sufficient funds to support Sequa's operations for the next twelve months: cash flow from operations; $118.6 million of non-restricted cash and cash equivalents on hand at September 30, 2003; $133 million of proceeds received on October 17, 2003 on the sale of the ARC propulsion business; amounts available under the Receivables Purchase Agreement's expected extension through November 13, 2006 with a maximum participation in Sequa's eligible domestic trade receivables of $75 million; and the $50 million credit line facility with a major global bank for the issuance of letters of credit that is secured by assets of the Specialty Chemicals segment. Expected requirements include $71.4 million of interest payments due on the outstanding 9% and 8 7/8% Senior Notes; $65 million of estimated capital expenditures for continuing operations; the estimated $72 million pension contribution in the fourth quarter of 2003; the other contractual obligations summarized above; and any future requirements for letters of credit and surety bonds, which totaled $34.4 million at September 30, 2003.

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

     Sequa Receivable Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement (RPA) which was extended, up to a maximum participation of $80 million, to December 3, 2003 from November 13, 2003 while documentation is finalized extending the RPA through November 13, 2006 in accordance with a commitment letter from a bank administered multi-seller commercial paper conduit. Under the RPA to be extended to November 13, 2006, subject to completion of documentation, SRC may sell an undivided percentage ownership interest up to a maximum participation of $75 million, in Sequa's eligible domestic trade receivables through a bank administered conduit. A further discussion of the Receivables Purchase Agreement is included in Note 6 to the Consolidated Financial Statements and in the Liquidity and Capital Resources section of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements   (cont'd)

     At September 30, 2003, all minimum required capital contributions to Sequa's joint ventures have been satisfied. Future contributions to the joint ventures require the approval of the respective joint venture's board of directors. Sequa believes that its joint ventures are adequately capitalized. At September 30, 2003, Sequa had guaranteed $7.1 million of its MJB joint venture's bank line of credit. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to the guarantee.

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

Inventory Valuation

The Aerospace segment (Chromalloy Gas Turbine) maintains significant inventories of parts to serve the commercial aviation repair market. In order to ensure that any obsolete or slow moving inventory is properly identified and valued, Chromalloy has in place a policy that mandates minimum write-down requirements based on usage. The policy provides for a consistent and systematic approach to valuing inventory at the lower of cost or market, with inventory values reassessed quarterly and at year-end for adequacy. The decline in air travel and the related reduction in the number of hours jet engines are flown, has had an unfavorable impact on inventory valuations. A further decline in air travel would have an additional unfavorable impact. Management believes that, while demand for certain repair services and manufactured parts was volatile in 2002 and the first nine months of 2003, and can remain volatile while the industry is disrupted, the long-term outlook for the industry is positive.

Goodwill

SFAS No. 142 requires that goodwill and other intangible assets be tested for impairment on an annual basis. Sequa recorded a $13.0 million after-tax transitional impairment charge related to continuing operations effective with the January 1, 2002 adoption of SFAS No. 142. Sequa updated its review of goodwill on its selected annual test date of October 1, 2002 and noted no further impairment. Sequa is currently reviewing its October 1, 2003 goodwill balance for impairment and cannot presently conclude as to the results of the on-going review. At September 30, 2003, goodwill totaled $147.6 million of which $111.3 million relates to the Aerospace reporting unit. In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. If these estimates and assumptions change in the future due to such factors as a decline in general economic conditions; a long-term or permanent decline in air travel; competitive pressures on sales and margins; and other factors beyond management's control, an impairment charge may be required.

Pensions

Pension expense and pension liabilities are actuarially determined and are affected by management's assumptions with respect to the discount rate for obligations, the future rate of increase in compensation levels, and the expected long-term rate of return on plan assets. Pension expense and liabilities can also be affected by changes in plan benefits and the actual return on plan assets. The annual discount rate is based on a review of high- and medium-grade corporate long-term bond rates. The rate of increase in compensation levels is based on management's assessment of the current and future economic environment and overall salary trends. The expected long-term rate of return is based on the historical performance of plan assets as well as the historical performance of the equity markets as a whole. Declines in the discount rate and the expected long-term rate of return on plan assets, as well as actual returns on plan assets that are below the expected return, can have a significant impact on pension expense and related liabilities.

Income Taxes

Sequa has significant domestic net operating loss carryforwards, as well as deferred tax assets established through other comprehensive income in recording a minimum required pension liability. Management believes that such carryforwards and deferred tax assets will be utilized before their expiration through future reversals of existing taxable temporary differences, future earnings and available tax planning strategies. Sequa's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions; the state of the airline industry and other major markets; competitive pressures on sales and margins; and other factors beyond management's control. There can be no assurance that Sequa will meet its expectations for future domestic taxable income in the carryforward period or that available tax strategies can be enacted. However, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income and available tax strategies will be sufficient to fully realize the domestic operating loss carryforwards and deferred tax assets at September 30, 2003.

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

Other Information

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46). A variable interest entity (VIE) is a corporation, partnership or trust, or any other legal structure used for business purposes that has (1) an insufficient amount of equity for the entity to carry on its principal operations without additional subordinated financial support from other parties, (2) a group of equity owners that are unable to make decisions about the entity's activities and (3) equity that does not absorb the entity's losses or receive the benefits of the entity. FIN No. 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns, or both. Sequa is currently reviewing the legal entity structures through which it conducts business with respect to FIN No. 46. Sequa's review will be completed in the fourth quarter of 2003.

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

    Future cash flows and uses of cash

    Pension plan assumptions and future contributions

    Restructuring costs and savings

    The outcome of contingencies

    Future levels of indebtedness and capital spending

    Product developments and new business opportunities

     It is important to note that forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and estimates expressed or implied in such forward-looking statements. Although Sequa believes that the assumptions on which any forward-looking statements in this Report and other periodic reports filed by Sequa are reasonable, no assurance can be given that such assumptions will prove correct. All forward-looking statements in this Report are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Report.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Sequa is exposed to market risk from changes in foreign currency exchange rates and from changes in the prices of certain commodities which impact its earnings, cash flows and financial condition. Sequa manages its exposure to this market risk through its regular operating and financial activities and, when appropriate, through the use of derivative financial instruments. Sequa has established a control environment which assigns senior executives and, in certain instances, operational management responsibility for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Sequa does not buy, hold or sell derivative financial instruments for trading purposes. Sequa's primary foreign currency exposures relate to the British pound and to the Euro. To mitigate the short- and near-term effect of changes in currency exchange rates, Sequa utilizes forward foreign exchange contracts and derivatives thereof, to manage its exposure to certain existing assets and liabilities and to hedge forecasted transactions and firm commitments denominated in currencies other than the functional currency. Depending on the volatility of the market, Sequa utilizes natural gas swap agreements to convert a portion of its natural gas requirements to fixed rates. Depending on the use of a derivative and whether it has been designated and qualifies as an efficient hedge, gains and losses resulting from changes in the value of the derivative are recognized currently in earnings or reported in Accumulated Other Comprehensive Income (Loss), a separate component of shareholders' equity.

     A hypothetical 10% uniform decrease in all foreign currency exchange rates relative to the US dollar would have decreased the fair value of Sequa's financial instruments by approximately $8.4 million as of September 30, 2003 and $11.9 million as of December 31, 2002. The sensitivity analysis relates only to Sequa's exchange rate-sensitive financial instruments, which include cash and debt amounts denominated in foreign currencies and all open foreign forward exchange contracts at September 30, 2003 and December 31, 2002. The effect of this hypothetical change in exchange rates ignores the effect this movement may have on the value of net assets, other than financial instruments, denominated in foreign currencies and does not consider the effect this movement may have on anticipated foreign currency cash flows.

     At September 30, 2003 and December 31, 2002, substantially all of Sequa's debt was at fixed rates, and Sequa currently does not hold interest rate derivative contracts. Accordingly, a change in market interest rates would not materially impact Sequa's interest expense but would affect the fair value of Sequa's debt. Generally, the fair market value of fixed-rate debt increases as interest rates fall and decreases as interest rates rise. The estimated fair value of Sequa's total debt was approximately $869 million at September 30, 2003 and $672 million at December 31, 2002. A hypothetical 1% increase in interest rates would have decreased the fair value of Sequa's total debt by approximately $35.8 million at September 30, 2003 and $29.6 million at December 31, 2002. A hypothetical 1% decrease in interest rates would have increased the fair value of Sequa's total debt by approximately $37.7 million at September 30, 2003 and $31.4 million at December 31, 2002. The fair value of Sequa's total debt is based primarily upon quoted market prices of Sequa's publicly traded securities. The estimated changes in the fair values of Sequa's debt are based upon changes in the present value of future cash flows as derived from the hypothetical changes in market interest rates. The September 30, 2003 values include $100 million of 8 7/8% Senior Notes due April 1, 2008 that were issued on June 5, 2003.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (cont'd)

     At September 30, 2003 and December 31, 2002, Sequa had forward foreign exchange contracts and derivatives thereof with notional amounts primarily denominated in Euros: 46.5 million and 70.8 million, respectively; in US Dollars: 6.4 million and 6.3 million. At December 31, 2002, a natural gas swap with a notional amount of $1.4 million was outstanding, and it expired in the first quarter of 2003.

     The following table presents the carrying amounts and fair values of Sequa's derivative and non-derivative financial instruments:
	(Amounts in thousands)
	(Unaudited)
	At September 30, 2003		At December 31, 2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Cash and cash equivalents	$118,638	$118,638	$138,814	$138,814
Forward foreign exchange
contracts	1,302	1,302	1,153	1,153
Natural gas swap	-	-	304	304
Liabilities
Current and long-term debt	800,284	868,806	707,349	672,449
Forward foreign exchange
contracts	2,598	2,598	1,510	1,510

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

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, Sequa carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Senior Vice President, Finance (chief financial officer), of the effectiveness of the design and operation of Sequa's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President, Finance concluded that Sequa's disclosure controls and procedures are effective in timely alerting them to material information relating to Sequa (including its consolidated subsidiaries) required to be included in Sequa's periodic Securities and Exchange Commission (SEC) filings. There were no changes in Sequa's internal control over financial reporting that occurred during the last quarter that has materially affected, or is reasonably likely to materially affect, Sequa's internal control over financial reporting.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits

		10.1	The Facility dated September 19, 2003 establishing a $50 million credit line for the issuance of letters of credit.

		10.2	Contract between Chromalloy Gas Turbine Corporation and United Airlines concerning PW2000 Piece Part MBOH Program for UAL's PW 2000 Series Aircraft Engine Fleet dated August 1, 2003.

		31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K

Registrant filed a Current Report on Form 8-K dated August 14, 2003 with respect to Registrant's press release concerning its second quarter 2003 results.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEQUA CORPORATION

	BY	/s/ HOWARD M. LEITNER

Howard M. Leitner
Senior Vice President, Finance
(Chief Financial Officer)

November 14, 2003