Form 10-K
period 2003-12-31
SEQUA CORP /DE/
filed 2004-03-15
CIK 95301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003
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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes X  No

The aggregate market value of registrant's voting stock (Class A Common Stock, Class B Common Stock and $5.00 Cumulative Convertible Preferred Stock) held by nonaffiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $236,591,602.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock:

Class	Outstanding at March 1, 2004

Class A Common Stock, no par value	7,110,823
Class B Common Stock, no par value	3,329,772

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's definitive proxy statement for its annual meeting of stockholders scheduled to be held on May 13, 2004 are incorporated by reference into Part III.

SEQUA CORPORATION

FORM 10-K

* * * * * * *

PART I

ITEM 1.  BUSINESS

     (a) General development of business. Sequa Corporation (Sequa), which was incorporated in 1929, is a diversified industrial company that produces a broad range of products through operating units in five business segments: Aerospace, Automotive, Metal Coating, Specialty Chemicals and Other Products.

     On October 17, 2003, Sequa, through its Atlantic Research Corporation subsidiary (ARC), completed the sale of substantially all of the assets -- including the shares of ARC UK Limited -- and certain of the liabilities related to the propulsion business of ARC (collectively referred to as the ARC propulsion business). The sale to GenCorp Inc.'s Aerojet-General Corporation subsidiary (Aerojet) was pursuant to an agreement entered into by ARC on May 2, 2003. ARC received $133.0 million in cash subject to certain adjustments. ARC Automotive, Inc. (ARC Automotive), Sequa's automotive airbag inflator operation, was not included in the sale to Aerojet. Aerojet has entered into a long-term supply contract and license agreement to provide propellant and propellant development to ARC Automotive. The Consolidated Financial Statements of this Annual Report on Form 10-K have been restated in prior periods to reflect the ARC propulsion business as a discontinued operation.

     Additional information with respect to material acquisitions and dispositions is included in Notes 5 and 18 to the Consolidated Financial Statements of this Annual Report on Form 10-K and is incorporated herein by reference.

     The classification of the ARC propulsion business as a discontinued operation has resulted in a realignment of Sequa's segment reporting. A new Automotive segment has been established, which is composed of ARC Automotive and Casco Products Corporation (Casco Products), Sequa's producer of automotive cigarette lighters, power outlets and electronic monitoring devices. ARC Automotive and the ARC propulsion business formerly made up Sequa's Propulsion segment. Casco Products was previously included in the Other Products segment.

     (b) Financial information about business segments. Segment information is included in Note 24 to the Consolidated Financial Statements of this Annual Report on Form 10-K and is incorporated herein by reference.

     (c) Narrative description of business. The following is a narrative description of the business segments of Sequa:

Aerospace

     The Aerospace segment consists solely of Sequa's largest operating unit, Chromalloy Gas Turbine Corporation (Chromalloy). Chromalloy repairs and manufactures components for commercial and US military jet aircraft engines. A major independent supplier in the repair market, Chromalloy provides domestic and international airlines, as well as the US military, with technologically advanced repairs and coatings for turbine airfoils and other critical engine components. In addition, the unit supplies components to the manufacturers of jet engines and repairs components for land-based aero derivative and industrial turbine engines used for power generation.

     Chromalloy has built on its metallurgical process technologies to develop procedures that permit the repair and reuse of turbine engine components. Management believes Chromalloy has played a key role in the development of the repair market for certain jet engine parts. Over the years, Chromalloy has continued to invest in research and development projects that have led to the development of ceramic coatings, vacuum plasma coatings, advanced laser drilling and welding, and diffused precious metal/aluminide coatings. Chromalloy has introduced a series of innovative and, in some cases, proprietary processes that allow engines to perform at improved efficiency levels, at higher operating temperatures and under severe environmental conditions.

     Chromalloy's strategy has included the active pursuit of joint venture opportunities aimed at strengthening its ties to certain original equipment manufacturers (OEMs) and to its customers, as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements.

Automotive

     This segment is composed of two businesses: Atlantic Research Corporation's Automotive Products operation (ARC Automotive) and Casco Products.

     ARC Automotive. ARC Automotive pioneered the development of hybrid inflators for use in automotive airbags. ARC Automotive produces inflators for driver, passenger, side impact and curtain model airbag modules.

     Casco Products. Casco Products, which has been serving the automotive products market since 1921, is the world's leading supplier of automotive cigarette lighters and power outlets. Casco Products also offers a growing line of automotive accessories, led by a series of electronic devices to monitor automotive air quality and fluid levels. These electronic devices are used for measurement and control of certain gases and for monitoring engine oil and engine coolant.

Metal Coating

     The Metal Coating segment consists solely of Precoat Metals (Precoat), which is a leader in the application of protective and decorative coatings to continuous steel and aluminum coil. Precoat's principal market is the building products industry, where coated steel is used for the construction of pre-engineered building systems and as components in the industrial, commercial, agricultural and residential sectors. Precoat also serves the container industry, where the division has established a position in the application of coatings to steel and aluminum stock used to fabricate metal cans and can lids. In addition, the division has established a presence in other product markets, including heating, ventilating and air conditioning units, truck trailer panels and office equipment.

Specialty Chemicals

     The Specialty Chemicals segment is composed solely of Warwick International Group Limited (Warwick), which is a leading producer and supplier of TAED, a bleach activator used primarily in laundry detergents. TAED is used in oxygen-based bleaching systems to increase the cleaning power of detergents at low wash temperatures. These bleaching systems are used in international markets, principally in Europe. In addition, Warwick produces TAED products for dishwasher detergents and for industrial uses, such as biocides and pulp and paper processing. Warwick has a network of European chemical distributors that supply specialty products for use in plastics, resins, paints and cosmetics.

Other Products

     This segment is composed of three businesses: MEGTEC Systems, Inc. (MEGTEC Systems), Sequa Can Machinery, Inc. (Sequa Can Machinery) and After Six, Inc. (After Six).

     MEGTEC Systems. MEGTEC Systems is a leading producer of air flotation dryers for the graphic arts and other markets and a supplier of emission control systems for industrial applications and auxiliary equipment for web offset printing.

     Sequa Can Machinery. Sequa Can Machinery is a leading global supplier of equipment for the two-piece can industry. Sequa Can Machinery manufactures high-speed equipment to coat, decorate and form the cup, body and end of two-piece food and beverage cans. With the largest installed base of equipment in the industry, Sequa Can Machinery also supplies upgrade kits and spare parts and maintains an extensive support service program. Sequa believes that Sequa Can Machinery's coaters, decorators, cuppers and bodymakers are among the fastest in the industry. Sequa Can Machinery also supplies specialty systems for non-round and non-food/beverage containers.

     After Six. After Six designs and markets men's formalwear and accessories under the After Six, Oscar de la Renta and Raffinati labels, all three of which are registered trademarks.

Markets and Methods of Distribution

     The Aerospace segment markets its engine component repair and manufacturing services primarily to the major airlines of the world, to the manufacturers of commercial jet engines and to the military. Chromalloy's products and services are marketed directly and through sales representatives working on a commission basis. A portion of Chromalloy's sales is made pursuant to contracts with various agencies of the United States Government, particularly the Air Force, with which Chromalloy has had a longstanding relationship. Further information with respect to Chromalloy is included in this Annual Report on Form 10-K under the heading "Risk/Concentration of Business," which is incorporated herein by reference.

     In the Automotive segment, ARC Automotive markets its automotive airbag inflators to tier-one automotive customers in the US and overseas. Further information with respect to ARC Automotive's major customers is included in this Annual Report on Form 10-K under the heading "Risk/Concentration of Business," which is incorporated herein by reference. Casco Products sells cigarette lighters, power outlets and various electronic monitoring devices directly to the automotive industry.

     The Metal Coating segment sells its coating services to regional steel and aluminum producers and distributors, building products manufacturers, merchant can makers and manufacturers of other diverse products. Further information with respect to Precoat's major customer is included in this Annual Report on Form 10-K under the heading "Risk/Concentration of Business," which is incorporated herein by reference.

     The Specialty Chemicals segment sells TAED-based chemical additives directly to major producers of household and industrial cleaning products and to paper manufacturers. Specialty products for use in plastics, resins, paints and cosmetics are sold through a network of wholly owned chemical distributors. Further information with respect to Warwick's major customers is included in this Annual Report on Form 10-K under the heading "Risk/Concentration of Business," which is incorporated herein by reference.

     Businesses in the Other Products segment serve distinct markets and have individual methods of distribution. MEGTEC Systems markets industrial drying systems and emission control equipment directly to customers in the coating, converting and metal finishing industries and sells auxiliary press equipment directly to international web printing press manufacturers and their customers. Sequa Can Machinery sells its equipment through agents, as well as directly to the international container manufacturing industry. After Six sells its formalwear to wholesalers and retailers, principally those serving the rental market, primarily through independent sales representatives.

Competition

     There is significant competition in the industries in which Sequa operates, and, in several cases, the competition consists of larger companies having substantially greater resources than Sequa.

     Sequa, through its Chromalloy operations, is a leader in the development and use of advanced metallurgical and other processes to repair, manufacture and coat blades, vanes and other components of gas turbine engines used for commercial and military jet aircraft. Chromalloy's divisions compete for turbine engine repair business with a number of other companies, including the manufacturers of jet engines (OEMs). The OEMs generally have obligations (contractual and otherwise) to approve vendors to perform repair services on their engines and components. Chromalloy has a number of such approvals, including licensing agreements, which allow it to repair certain components of engines. The loss of approval by one of the major OEMs to repair components for such OEM's engines could have an adverse effect on Chromalloy, although management believes it has certain actions available to it to mitigate this effect.

     ARC Automotive is a second tier automotive supplier that produces airbag inflators for first tier airbag module (airbag, inflator and covers) suppliers, certain of whom have their own inflator capabilities. The unit competes on the basis of product capability, quality and price. Casco Products is the world's leading producer of cigarette lighters for both the original equipment market and the auto aftermarket and competes on the basis of price, quality and customer service.

     Precoat is a leading independent domestic coater of coiled steel for metal building panels. Precoat competes in all its markets based on price, quality, customer service and technical capabilities.

     Warwick competes in each of its markets with several other manufacturers, one of which is larger and has greater resources. Warwick competes in the detergent additive market with its TAED products based on breadth of product offerings, performance, quality and price. The European chemical distribution units compete primarily on the technical expertise of the sales force and the breadth of product offerings.

     MEGTEC Systems is a major international supplier of air flotation dryers, emission control equipment and auxiliary press equipment. This operation has several major competitors (including certain press manufacturers in the graphic arts market) in each of its main product areas. It competes on the basis of price, quality and technical capabilities. Sequa Can Machinery has one or two major competitors in each major product area, and it competes on the basis of price, quality, technical capabilities and equipment speed. Sequa believes its cylindrical can decorating and can-forming equipment operations are world leaders in their markets. After Six competes on the basis of design, quality and price, and Sequa believes it is a leader in men's formalwear.

Raw Materials

     Sequa's businesses use a wide variety of raw materials and supplies. Generally, these have been available in sufficient quantities to meet requirements, although occasional shortages have occurred.

     In early 2004, a shortage of domestic steel has occurred and steel prices have increased significantly in the first two months of the year due to: a weak US dollar, which makes imported products more expensive; consolidation among US steel manufacturers; and increased demand for steel, particularly in the Chinese market, which has also caused shortages of the raw materials used in steel production. Certain steel manufacturers have placed their customers on allocation schedules. The current situation will cause production volatility at Precoat and may impact those manufacturing units of Sequa that incorporate significant amounts of steel in their products - ARC Automotive and Casco Products of the Automotive segment and the MEGTEC Systems and Sequa Can Machinery operations of the Other Products segment.

     Precoat uses natural gas to fire the curing ovens used in the coating process as well as for emission control devices. In 2003 and 2002, natural gas costs for this unit approximated 2000 levels. In 2001, increases in the price paid for natural gas adversely affected operating income by approximately $2.8 million. Depending on the volatility of the market, Sequa utilizes natural gas swap agreements to convert a portion of Precoat's natural gas requirements to fixed rates. At December 31, 2003, a natural gas swap with a notional value of $1.5 million was in place to fix first quarter 2004 rates.

     Aerojet provides propellant and propellant development to ARC Automotive under the terms of a long-term supply contract and license agreement. Aerojet purchased ARC's propulsion business in October 2003.

Seasonal Factors

     With the exception of the After Six business, which has stronger sales in the first six months of the year, Sequa's businesses are not seasonal to any significant extent.

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

Major Customers

     No single commercial customer accounted for more than 10% of consolidated sales during the past three years. Prime and subcontracts with all US government agencies accounted for approximately 5% of sales in 2003, 2002 and 2001. Two customers accounted for approximately 71% of ARC Automotive's 2003 sales and 48% of the Automotive segment's 2003 sales. Further information with respect to annual sales to these customers is included in this Annual Report on Form 10-K under the heading "Risk/Concentration of Business," which is incorporated herein by reference. In the Metal Coating segment, one customer accounted for approximately 35% of 2003 sales. The customer is a major steel manufacturer, and information with respect to this customer is included in this Annual Report on Form 10-K under the heading "Risk/Concentration of Business," which is incorporated herein by reference. In the Specialty Chemicals segment, one customer accounted for approximately 32% of 2003 sales, and the top three customers accounted for approximately 47% of the segment's 2003 sales. All these customers are well-known international consumer products companies with whom Warwick has been doing business for many years.

Backlog

     Backlog information is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K and is incorporated herein by reference.

Maintenance and Repairs

     Expenditures for maintenance and repairs of $44.5 million in 2003, $44.2 million in 2002 and $44.3 million in 2001 were expensed as incurred, while expenditures for betterments and replacements were capitalized.

Research and Development

     Research and development costs, charged to expense as incurred, amounted to $14.2 million in 2003 and in 2002 and $18.4 million in 2001.

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

     Two propellant manufacturing facilities of the divested ARC propulsion business have been identified to have soil and groundwater ammonium perchlorate (AP) contamination above the limit currently proposed by the US Environmental Protection Agency for groundwater. AP is a raw material used to produce missile and rocket fuel. In 2001, Sequa recorded an environmental charge that included $9.7 million of estimated costs to remediate soil and groundwater contamination from AP with respect to the discontinued operation of the ARC propulsion business. Aerojet, which purchased the ARC propulsion business in October 2003, has assumed financial responsibility for future AP remediation at one facility (Camden, Arkansas). ARC is responsible for AP remediation at the second facility (Gainesville, Virginia) and continues to use an emerging technology, biodegradation, to treat AP-affected soil and groundwater. Aerojet's exposure to acquired ARC propulsion environmental remediations costs - AP and other contamination associated with ARC's prior operation of the business - is capped at $20.0 million, after which ARC is responsible for such costs. Sequa believes its remediation costs were adequately reserved before the sale of the propulsion business. Based on its most recent estimates, Sequa believes that the costs to remediate the ARC propulsion contamination exposures will not exceed the $20.0 million cap of financial responsibility assumed by Aerojet.

     A number of claims have been filed in connection with alleged groundwater contamination in the vicinity of a predecessor corporation site which operated during the 1960s and early 1970s in Dublin, Pennsylvania. In October 1987, a class action was filed by residents of Dublin against Sequa and two other defendants. The Borough of Dublin also filed suit seeking remediation of alleged contamination of the Borough's water supply and damages in an unspecified amount. A settlement was reached in the class action in which Sequa paid $1.8 million in 1997. The Borough action was settled in 1998 when Sequa agreed to transfer to the Borough the water treatment system it constructed and paid $2.0 million to the Borough. The Pennsylvania Department of Environmental Protection entered into a Consent Decree with Sequa in 1990 providing for the performance of a remedial investigation and feasibility study with respect to the same alleged groundwater contamination in Dublin. The US Environmental Protection Agency placed the site on the Superfund List in 1990 and, in conjunction therewith, entered into a Consent Agreement with Sequa on December 31, 1990. The negotiation for the final remedy is still in progress.

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

     In September 1993, 14 homeowners in West Nyack, New York served a complaint on Chromalloy and others alleging, among other things, that contamination from a former Chromalloy site caused damage to their property. All 14 homeowners agreed to dismiss the case with prejudice in November 2002. The case was subsequently dismissed by the court. Chromalloy entered into a Consent Order with the New York Department of Environmental Conservation on February 14, 1994 to undertake the remedial investigation and feasibility study relating to the contamination in the vicinity of the former Chromalloy site. Based on the findings of the study, a dual phase extraction remedial system was started up in January 2003. It is scheduled to operate for five years.

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

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In 2003, 2002 and 2001, Sequa recorded charges of $1.7 million, $0.3 million and $13.3 million, respectively, to increase its accruals for remediation costs. The 2001 charge included $9.7 million of estimated cost to remediate soil and groundwater contamination from ammonium perchlorate (AP), a raw material used in the manufacture of solid rocket propellant by the discontinued ARC propulsion business. Although no federal or state environmental standards have been finalized for AP, recent studies indicating that the chemical may interfere with human thyroid function prompted Sequa to begin cleanup actions at its solid propellant facilities. Aerojet, which purchased the ARC propulsion business in October 2003, assumed financial responsibility, subject to a $20.0 million cap, for the remediation liability associated with one of the two facilities affected by AP contamination, as well as financial responsibility for certain other remediation exposures. At December 31, 2003, the potential exposure for all remediation costs, excluding financial liabilities assumed by Aerojet, is estimated to range from $12 million to $21 million, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $16.6 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, Sequa's actual cash expenditures for remediation of previously contaminated sites were $3.0 million in 2003, $7.2 million in 2002 and $3.1 million in 2001. Sequa anticipates that remedial cash expenditures will be between $4 million and $6 million during 2004 and between $2 million and $4 million during 2005. Sequa's capital expenditures for projects to eliminate, control or dispose of pollutants were $1.1 million, $1.3 million and $2.2 million in 2003, 2002 and 2001, respectively. Sequa anticipates annual environment-related capital expenditures to be approximately $1 million per year in 2004 and 2005. Sequa's operating expenses to eliminate, control and dispose of pollutants were $9.5 million in 2003, $8.7 million in 2002 and $8.9 million in 2001. Sequa anticipates that environmental operating expenses will be approximately $9 million per year in 2004 and 2005.

Employment

     At December 31, 2003, Sequa employed approximately 9,000 people of whom approximately 2,500 were covered by union contracts.

     The approximate number of employees attributable to each reportable business segment as of December 31, 2003 and 2002 was:

Segment
	2003	2002

Aerospace	4,900	5,400
Automotive	1,860	1,805
Metal Coating	740	720
Specialty Chemicals	370	375
Other Products	1,050	1,170
Corporate	80	80

Total	9,000	9,550

     In 2003, restructuring activities in the Aerospace, Automotive and Other Products segments resulted in the termination of approximately 635 employees. Employment increases at the ARC Automotive operation more than offset reductions at Casco Products.

      Sequa considers its relations with employees to be generally satisfactory. Sequa maintains a number of employee benefit programs, including life, medical and dental insurance, pension and 401(k) plans.

     (d) Foreign Operations. Sequa's consolidated foreign operations include Chromalloy's operations in England, France, Israel, Mexico, Netherlands and Thailand within the Aerospace Segment; ARC Automotive's airbag inflator business in Italy and automotive inflator sales offices in Germany, Japan and Korea and Casco Products' operations in Germany, Italy, Brazil and Tunisia within the Automotive segment; detergent chemicals operations in Wales and chemical distribution operations in France, Italy, Spain, Portugal and Slovenia within the Specialty Chemicals segment; MEGTEC Systems' auxiliary press equipment operations in China, France, Germany, Singapore, Sweden and the United Kingdom; and the Sequa Can Machinery operations in Brazil in the Other Products segment. Sales and long-lived assets attributable to foreign countries are set forth in Note 24 to the Consolidated Financial Statements of this Annual Report on Form 10-K and are incorporated herein by reference.

     (e) Available Information. Sequa's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports, are available free of charge or through Sequa's web site (www.sequa.com) as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

Aerospace

     Chromalloy operates more than 40 plants and major warehouse facilities in 12 states and six foreign countries, which have aggregate floor space of 3,200,000 square feet, of which 1,900,000 square feet is owned and 1,300,000 square feet is leased. The leases covering facilities used in this business have various expiration dates, and some have renewal or purchase options.

     Facilities in this segment are adequate and suitable for the business being conducted and operate at a moderate level of utilization.

Automotive

     ARC Automotive operates manufacturing, research and office facilities in Tennessee and Arkansas and a manufacturing facility in Italy with aggregate floor space of 335,000 square feet. ARC Automotive owns 40,000 square feet and leases 295,000 square feet. Leased sales offices are located in Michigan, Germany, Japan and Korea.

     ARC Automotive facilities are adequate and suitable for the business being conducted and operate at a moderate to high level of utilization.

     Casco Products has a 168,000 square foot facility lease that expires in early 2004 with respect to both a closed manufacturing operation and administrative offices in Connecticut; a new 24,000 square foot lease for Connecticut office space which begins in April 2004; a 45,000 square foot manufacturing facility in Mississippi; a 2,300 square foot sales office in Michigan; a 38,000 square foot manufacturing facility in Italy; a 30,000 square foot facility in Tunisia; and a 9,900 square foot facility in Brazil. Casco owns an 81,000 square foot plant in Germany and a 39,000 square foot plant in Kentucky.

     Casco Products' facilities are adequate and suitable for the business being conducted. Casco Products' active facilities operated at a high utilization rate in 2003.

Metal Coating

     Precoat owns seven active manufacturing facilities in six states with a total of 1,300,000 square feet of manufacturing and office space. An additional 20,000 square feet of office space is leased in Missouri. A plant in Chicago, Illinois is currently mothballed, and management is endeavoring to sell the facility.

     The properties in this segment are suitable and adequate for the business presently being conducted. Facilities within this segment operate at a high utilization rate.

Specialty Chemicals

     Warwick owns a 203,000 square foot plant on 55 acres in the United Kingdom and a 26,000 square foot warehouse facility in France. The unit also leases 65,000 square feet of office and warehouse space in seven separate locations in Europe.

     Facilities in this segment are adequate and suitable for the business being conducted and operate at a high utilization rate.

Other Products

     MEGTEC Systems owns the following: manufacturing and office facilities in Wisconsin with aggregate floor space of 314,000 square feet; a facility in France with aggregate floor space of 62,000 square feet; and a facility in Sweden with aggregate floor space of 50,000 square feet. MEGTEC Systems leases the following: two manufacturing plants and four sales offices in Europe with a total of 100,000 square feet; 13,000 square feet of manufacturing and office space in China; and a 1,900 square foot sales office in Singapore.

     Sequa Can Machinery owns two plants in New Jersey and Ohio with aggregate floor space of 163,000 square feet and leases 72,000 square feet of manufacturing, warehouse and office space, primarily in Ohio, with a small sales office in California. Sequa Can Machinery also leases 16,000 square feet of manufacturing and office space in Brazil.

     After Six owns a warehouse and office facility in Georgia with aggregate floor space of 118,000 square feet.

     Facilities in this segment are adequate and suitable for the business being conducted. MEGTEC Systems facilities currently operate at a moderate to high utilization rate. Sequa Can Machinery facilities currently operate at a moderate to low utilization rate. After Six has outsourced its production requirements.

Corporate

     Sequa leases 48,000 square feet of corporate office space in New York, New York and Hackensack, New Jersey.

ITEM 3.  LEGAL PROCEEDINGS

     Information with respect to Sequa's legal proceedings is included in Note 25 to the Consolidated Financial Statements of this Annual Report on Form 10-K and is incorporated herein by reference. Additional information on environmental matters is covered in the Environmental Matters section of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished pursuant to General Instruction G (3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K with respect to the executive officers of Sequa:
Name	Age	Position Held

Norman E. Alexander	89	Chairman of the Board, Chief Executive
		Officer, Director and member of the
		Executive Committee

John J. Quicke	54	President, Chief Operating Officer,
		Director and member of the Executive
		Committee

Martin Weinstein	68	Executive Vice President, Gas Turbine
		Operations, Director and member of the
		Executive Committee

Howard M. Leitner	63	Senior Vice President, Finance

Gerard M. Dombek	52	Senior Vice President, Metal Coating

Robert F. Ellis	51	Senior Vice President, Specialty Chemicals

Joanne M. O'Sullivan	40	Vice President and Controller

     Sequa is not aware of any family relationship among any of the above-named executive officers. All of the above-named executive officers have been employed by Sequa in the same or a similar capacity for at least five years, except for Mr. Leitner, Mr. Dombek, Mr. Ellis and Ms. O'Sullivan. Mr. Leitner was elected Senior Vice President, Finance by the Board of Directors on December 16, 1999. Prior to joining Sequa, Mr. Leitner was Senior Vice President and Chief Financial Officer (1980-1986 and 1995-1999) and was President (1986-1995) of Chock Full O'Nuts Corporation (a beverage products manufacturing company). Mr. Dombek and Mr. Ellis were elected to Senior Vice President positions by the Board of Directors on February 27, 2003. Prior to his election, Mr. Dombek was a vice president of Sequa and President and General Manager of Precoat Metals, positions he has held since 1995. Prior to his election, Mr. Ellis was a vice president of Sequa since 2001 and managing director and chief executive officer of Warwick International since 1999. Prior to 1999, Mr. Ellis was an executive vice president of Warwick International where he has held positions of increasing responsibility since 1980. Ms. O'Sullivan was elected Vice President and Controller by the Board of Directors in 2002. Prior to her election, Ms. O'Sullivan was Sequa's Director of Financial Reporting. Each of such officers holds office until his/her successor shall have been chosen and qualified by the Board of Directors at its annual meeting, subject to the provisions of Section 4 of Article IV of Sequa's By-laws relative to the resignation of officers and Section 5 of Article IV of Sequa's By-laws relative to the removal of officers.

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

(a)   Market Information.

     The following table sets forth the high and low sales prices of Sequa Class A common stock and Sequa Class B common stock for the calendar periods indicated on the Exchange Composite Tape, as reported by the National Quotation Bureau Incorporated:
	Sequa Class A		Sequa Class B

	High	Low	High	Low

2003
First Quarter	41.15	29.96	47.19	36.00
Second Quarter	38.75	29.56	44.84	39.30
Third Quarter	44.20	36.01	48.00	41.86
Fourth Quarter	49.75	45.30	51.00	47.30

2002
First Quarter	52.20	44.30	59.00	52.75
Second Quarter	65.39	48.67	65.50	56.00
Third Quarter	64.00	51.15	64.00	54.00
Fourth Quarter	52.37	36.73	57.00	45.00

  Holders.

     Shares of Sequa Class A common stock and Sequa Class B common stock are listed on the New York Stock Exchange. There were approximately 1,964 holders of record of the Sequa Class A common stock and approximately 403 holders of record of the Sequa Class B common stock at March 1, 2004.

(c)  Dividends.

     During the years ended December 31, 2003 and 2002, no cash dividends were declared on Sequa Class A common shares or Class B common shares. Sequa has no present intention to pay cash dividends on its common shares.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans.

     Information relating to securities authorized for issuance under equity compensation plans is included in Note 16 to the Consolidated Financial Statements of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial information for, and as of the end of, each of the five years in the period ended December 31, 2003. Prior period amounts have been restated to reflect the ARC propulsion business as a discontinued operation. Such information should be read in conjunction with Sequa's Consolidated Financial Statements and Notes thereto, filed herewith.
(Amounts in millions, except per share data)
Year ended December 31,		2003(a)	2002 (b)	2001 (c)	2000	1999

Operating results
Sales		$1,665.5	$1,545.0	$1,619.5	$1,637.1	$1,576.8
Operating income		57.0	48.7	33.5	96.2	92.2
Income from continuing operations		4.9	1.7	15.2	21.5	27.2
Income (loss) from discontinued operations, net of income taxes		6.6	(105.3)	(7.2)	2.6	..6
Extraordinary loss		-	-	-	-	(5.7)
Effect of a change in accounting principle, net of income taxes		-	(13.0)	-	-	-
Net income (loss)		$11.4	$(116.5)	$8.0	$24.0	$22.1

Basic and diluted earnings per share
Income (loss) from continuing operations	$	..27	$(.03)	$1.27	$1.87	$2.43
Income (loss) from discontinued operations		..63	(10.11)	(.69)	.25	.05
Extraordinary loss		-	-	-	-	(.55)
Effect of a change in accounting principle		-	(1.25)	-	-	-

Net income (loss)		$.90	$(11.39)	$.58	$2.12	$1.93

Cash dividends declared
Preferred		$5.00	$5.00	$5.00	$5.00	$5.00

Financial position
Current assets		$1,016.5	$935.2	$786.3	$649.8	$618.4
Total assets		1,892.8	1,791.7	1,875.9	1,771.1	1,793.3
Current liabilities		360.9	383.7	334.8	322.5	284.5
Long-term debt		798.2	704.3	708.0	590.6	569.9
Shareholders' equity		598.1	499.0	644.5	669.8	668.9

(a)

Operating income includes $6.2 million of restructuring and related asset impairment charges; a $3.0 million charge for legal disputes; and a $1.7 million provision to increase environmental reserves. The after-tax effect of these charges is to reduce basic earnings per share from continuing operations by $0.39, $0.19 and $0.11, respectively. Operating income also includes $3.1 million of income concerning a change in estimate relating to a dispute on contractual obligations. The after-tax effect of the income was to increase basic earnings per share from continuing operations by $0.19.

Income from continuing operations includes $4.4 million of gain on the sale of assets which includes the sale of a can-forming machinery plant that was part of the restructuring activities undertaken in 2001; $3.9 million of gain from a settlement with a former partner in a component manufacturing operation; and $2.8 million of income from the reversal of income tax reserves no longer required based on a current analysis of probable exposures. The after-tax effect of these items is to increase basic earnings per share from continuing operations by $0.27, $0.25 and $0.27, respectively.

Income from discontinued operations includes $3.1 million of after-tax gain on the sale of the ARC propulsion business which increased basic earnings per share from discontinued operations by $0.30.

(b)

Operating income includes restructuring and related asset impairment charges of $4.5 million, the after-tax effect of which reduced basic earnings per share from continuing operations by $0.28. Income from continuing operations includes: $4.1 million of tax benefit related to an increase in domestic net operating loss carryforwards due to the resolution of issues and the related completion of an Internal Revenue Service audit; and $2.4 million of income relating to the reversal of income tax reserves no longer required due to the completion of tax audits at two foreign units. The effect of these items is to increase basic earnings per share from continuing operations by $0.40 and $0.23, respectively.

Income from discontinued operations in 2002 includes an after-tax charge of $101.8 million relating to the ARC propulsion business for the effect of a change in accounting principle. The effect of this item decreased basic earnings per share from discontinued operations by $9.78.

(c)

Operating income includes restructuring charges of $18.2 million, related asset impairment charges of $4.2 million, asset impairment charges not related to restructuring activities of $2.2 million and environmental remediation expenses of $3.6 million. The after-tax effect of these charges is to reduce basic earnings per share from continuing operations by $1.14, $0.26, $0.14 and $0.23, respectively. Net income for 2001 includes a tax settlement with the Internal Revenue Service that increased after-tax income from continuing operations by $36.0 million or $3.47 per basic share.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operating Results 2003-2002

Sales

     Overall sales increased 8% in 2003, driven by advances in the Automotive, Metal Coating and Specialty Chemicals segments and the MEGTEC Systems and Sequa Can Machinery units of the Other Products segment, tempered by a small decline at the Aerospace segment. Sales benefited from the impact of exchange rate changes on translation of local currency results into US dollars (approximately $65.5 million) and $28.2 million of sales added through the addition of an acquired unit in the Aerospace segment. A detailed review of sales by operating segment follows.

     Sales of the Aerospace segment declined 2% in 2003. Excluding the $28.2 million of sales added by the September 30, 2002 acquisition of Pacific Gas Turbine (PGT), an engine overhaul unit that was formerly an equity affiliate, sales declined 6% in 2003. Engine component repair sales declined 9% as a result of intense pricing pressure and the continuing downturn in the commercial aviation market, and combined with a modest decline in sales to the US military more than offset increased sales to the industrial turbine market and the benefit of translating local currency sales into US dollars (approximately $15.2 million). Sales of units primarily engaged in manufacture of original equipment components posted a modest increase as the benefit of translating local currency sales into US dollars (approximately $6.5 million) bolstered a small increase in sales to the commercial aviation market, partially offset by lower sales to the US military. Chromalloy has recently moved to strengthen its ties to certain airline customers by entering into several long-term maintenance contracts. In September 2003, Chromalloy signed a 10-year material by-the-hour contract with a major US airline. The contract represents new business growth of approximately 10% and is expected to begin to contribute repair revenues in the first quarter of 2004. Several other contracts with major international airlines have recently been signed. Management anticipates that these contracts will add significantly to revenue in 2004.

     Sales of the Automotive segment increased 16% in 2003 with both units in the segment showing advances. Sales of ARC Automotive advanced 20% led by three factors: a 15% increase in volume at the US operation, broader product line offerings at the Italian unit and the benefit of translating local currency sales into US dollars (approximately $9.0 million). The Casco Products unit posted a sales advance of 10% in 2003 driven by improvements at the international units and the benefit of translating those sales into US dollars (approximately $8.2 million).

     Sales of the Metal Coating segment increased 12% in 2003 due to increased sales under metal management programs and improved sales to the building and manufactured products markets, slightly offset by lower sales to the container products market. The improvement in metal management programs reflects new programs at several customers to provide inventory management services. The building and manufactured products sales increases reflect the impact of a price increase, increased market share, a modest improvement in the pre-engineered construction market and higher sales to the appliance and lighting fixture markets. The sales to the container products market were lower due to the absence of sales to a customer whose in-house coating line was temporarily shut down in 2002.

     Sales of the Specialty Chemicals segment increased 22% in the current year due to three main factors: the benefit of translating local currency sales into US dollars (approximately $15.4 million); improved sales at the specialty chemicals distribution units; and continued strength in demand for the detergent additive TAED. The specialty chemicals distribution units benefited from the strength of the Euro and increased product offerings, partially offset by softness in the European economy.

     Sales of the Other Products segment increased 12% in 2003, driven by improvements at two of the three units in the segment. Sales of the MEGTEC Systems unit increased 7% in 2003. The advance reflects improved sales at the unit's European operations, an 11% increase in worldwide sales of spare parts and customer service and the benefit of translating local currency sales into US dollars (approximately $11.2 million). The European sales reflect a slight pickup in sales to the graphic arts market and higher sales of emission control equipment. On an overall basis, this increase was offset by slightly lower equipment sales at both the US and Asian operations. Based on this unit's year-end backlog position, management anticipates that sales in the first half of 2004 will advance over the comparable 2003 period. Sales of the Sequa Can Machinery unit posted a 27% improvement driven by strong sales of can forming equipment in 2003. The unit also benefited from improved sales of can decorating kits and specialty can systems. Backlog, however, was down 62% at year-end at this unit, primarily reflecting weakness in the equipment market in the second half of 2003. As a result, management anticipates that sales for this unit will be weak in the first part of 2004. Sales of the After Six unit declined 2% in 2003, primarily the result of a consolidated formalwear market and intense pricing pressure. This unit's year-end backlog reflects a 30% decline from 2002. As a result, management anticipates that sales for this unit will be weak in the first half of 2004.

Operating Income

     Overall operating income increased 17% in 2003 as advances at the Automotive, Metal Coating and Specialty Chemicals segments and the MEGTEC Systems and Sequa Can Machinery units of the Other Products segment more than offset a sharp decline at the Aerospace segment, a $12.7 million increase in pension costs and increased restructuring and related asset impairment charges. Sequa's foreign operations contributed operating income of $43.8 million in 2003, compared with $29.2 million in 2002. The profitability of Sequa's foreign operations is driven by the results of the Specialty Chemicals operations, the overseas operations of the Casco Products unit of the Automotive segment and the foreign units of the Aerospace segment, some of which derive a large portion of their earnings from the heavy industrial gas turbine aftermarket. The advance in 2003 also reflects improvement at the foreign operations of ARC Automotive and the MEGTEC Systems unit. Results of foreign operations also benefited from the impact of exchange rate changes on the translation of local currency results into US dollars (approximately $3.0 million). A detailed review of operating income by segment follows.

     Operating income in the Aerospace segment (Chromalloy Gas Turbine) declined 38% in 2003 as a result of lower sales and continued pricing pressure in the aftermarket for commercial aviation engine component repair; losses recorded at the newly acquired engine overhaul unit; restructuring charges related to workforce reductions and a plant consolidation ($2.7 million in 2003, compared with $0.8 million in 2002); increased pension costs; and a $0.7 million charge to reserve receivables from a foreign airline that filed for bankruptcy protection. These factors were partially offset by $3.1 million of income relating to a dispute on contractual obligations in the commercial repair business and higher sales to the industrial turbine market. Results of units primarily engaged in the manufacture of original equipment components declined as a result of restructuring charges recorded in the second quarter and lower sales to the US military.

     The Automotive segment posted operating profit of $9.3 million in 2003, compared with a loss of $0.5 million in 2002. Both units in the segment contributed to the advance. Results of ARC Automotive advanced $6.9 million in 2003, moving from a loss in the year earlier period. The improvement reflects the higher level of sales and royalty payments in 2003, benefits derived from ongoing Six Sigma initiatives and the strengthening of the Euro. These improvements were partially offset by increased research and development and pension costs. Operating income advanced 68% at the Casco Products unit, driven by higher sales, improvements generated by restructuring activities and operating efficiencies at the international units, partially offset by restructuring and related asset impairment charges and increased pension costs at the U.S. operations. The restructuring charges related primarily to costs to transfer the unit's Connecticut manufacturing operation to other lower cost facilities.

     Operating income advanced 14% in the Metal Coating segment. The increase is driven by the higher level of sales and an improved mix; operating efficiencies obtained through ongoing Six Sigma initiatives; and profit added by the completion of an international consulting contract. These factors were mitigated by a $2.8 million charge related to legal disputes, and higher pension and insurance costs.

     The Specialty Chemicals segment posted a 34% increase in operating income in 2003. The advance was achieved as a result of the higher level of sales, the strengthening of the Euro and efficiencies obtained through the unit's Six Sigma program. These benefits were further bolstered by the impact of translating local currency results into US dollars (approximately $1.6 million). These factors were partially offset by an increase in pension expense, as well as increased raw material costs.

     The Other Products segment posted operating profit in 2003, whereas this segment recorded an operating loss in 2002. The improvement reflects a turnaround at the MEGTEC Systems unit, which posted a modest profit in the current year. The improvement reflects higher sales, the benefits of previous restructuring actions, and efficiencies and cost controls generated by ongoing Six Sigma initiatives. These factors were mitigated by $2.9 million of restructuring charges related to streamlining both European and US operations in response to the tight market environment ($2.3 million in 2002), and higher pension costs. The Sequa Can Machinery unit posted a 36% increase in profits in 2003, stemming from the higher level of sales and improved absorption, primarily in the first half of the year. The second half of the year was marked by a lower level of equipment sales and absorption. Management expects this trend to continue in the first half of 2004, as evidenced by a lower level of year-end backlog in 2003. In addition, the unit was negatively impacted by a 67% increase in pension costs in 2003. The After Six unit posted a significant decline in profits in 2003, a reflection of the lower level of sales and the tight formalwear market, lower margins and a 57% increase in pension costs.

     Corporate expenses increased 6% in 2003, primarily a reflection of a $3.3 million increase in pension expense; higher environmental cleanup provisions ($1.7 million in 2003, $0.3 million in 2002); and higher insurance costs partially offset by a lower provision for incentive compensation and the absence of a restructuring charge recorded in 2002.

     In early 2004, a shortage of domestic steel has occurred and steel prices have increased significantly in the first two months of the year due to: a weak US dollar, which makes imported products more expensive; consolidation among US steel manufacturers; and increased demand for steel, particularly in the Chinese market, which has also caused shortages of the raw materials used in steel production. Certain steel manufacturers have placed their customers on allocation schedules. The current situation will cause production volatility at Precoat and may impact those manufacturing units of Sequa that incorporate significant amounts of steel in their products - ARC Automotive and Casco Products of the Automotive segment and the MEGTEC Systems and Sequa Can Machinery operations of the Other Products segment.

Pension Expense

     Operating income includes net periodic pension cost related to all significant domestic and foreign funded defined benefit plans of $23.7 million in 2003, compared with $11.0 million in 2002. On an annual basis Sequa reviews the assumptions used in accounting for these plans. In order to reflect current market conditions in the calculation of the net periodic pension cost, the long-term expected rate of return in 2003 was 8.3%, compared with 9.0% in 2002; and the discount rate used in 2003 was 6.75%, compared with 7.5% in 2002. As a result of these changes and the effect of a decline in the investment performance of its pension portfolios in 2002, net periodic pension cost more than doubled in 2003, compared with 2002.

Interest Expense

     Interest expense increased by $4.7 million in 2003, compared with the prior year, primarily due to the June 5, 2003 issuance of $100 million of 8 7/8% Senior Notes due April 1, 2008.

Interest Income

     Interest income decreased by $0.9 million in 2003, compared with the prior year. The decrease reflects a combination of lower interest rates and lower average levels of cash and cash equivalents; the latter despite a large fourth-quarter 2003 net increase related to the October 17, 2003 receipt of $133.0 million of cash proceeds on the sale of the ARC propulsion business tempered by the December 3, 2003 payment of a $75.0 million contribution to one of Sequa's defined benefit pension plans.

Equity in Income (Loss) of Unconsolidated Joint Ventures

     Sequa has investments in a number of unconsolidated joint ventures, which amounted to $59.2 million and $42.5 million at December 31, 2003 and 2002, respectively. The combination of income and losses of these joint ventures was income of $9.7 million in 2003 and a loss of $0.1 million in 2002.

     Chromalloy is a partner in joint ventures aimed at strengthening its ties to certain original equipment manufacturers and airline customers, as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements. Sequa's investment in Chromalloy's joint ventures was $57.3 million and $40.6 million at December 31, 2003 and 2002, respectively. The combination of income and losses of Chromalloy's joint ventures was income of $9.7 million in 2003 and $0.3 million in 2002. The largest of the Chromalloy joint ventures are discussed in the following paragraphs.

     In the second quarter of 2003, Chromalloy and Siemens Westinghouse Power Corporation and Siemens Aktiengesellschaft (collectively referred to as Siemens) established a global cooperation consisting of joint ownership of three operating companies providing service and repairs for heavy industrial gas turbines manufactured by other companies, and for gas turbines based on the mature technologies of Siemens and its affiliates. The three operating companies are: TurboCare Gas Turbine Services LLC (TCGTS), Turbine Services Ltd (TS) and Gas Turbine Technologies, S.p.A. (GTT).

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

     Chromalloy has a 51% ownership interest in, and operating control over, TS. The financial statements of TS are consolidated with those of Sequa and a Siemens minority interest is reflected. Chromalloy contributed the assets of its UK and Thailand industrial gas turbine operations and its 49% ownership interest in its MJB joint venture to TS. MJB, a partnership with Mohammed Bin Masaood & Sons, provides repair and maintenance services for industrial gas turbines from a facility in the United Arab Emirates. Sequa has guaranteed up to $6.6 million of MJB's bank line of credit. At December 31, 2003 there were no amounts outstanding under this facility. TS serves Europe, the Far East and the Middle East.

     Chromalloy has a 20% ownership interest in GTT. Siemens contributed the assets of an Italian facility to GTT. GTT serves Italy and certain other countries.

     Chromalloy has a 52.6% ownership interest in a component manufacturing operation that produces new replacement parts for jet engines. The 52.6% ownership interest does not equate to a controlling interest, primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions. While Chromalloy's partners in this joint venture are major commercial airlines, whose industry has been under significant pressures, management believes that the venture is adequately capitalized.

     Chromalloy has two 50/50 joint ventures with Rolls-Royce plc: Turbine Surface Technologies Ltd (TSTL), which provides advanced coatings for Rolls-Royce turbine components, and Turbine Repair Technologies Ltd (TRTL), which provides advanced component repair services for certain Rolls-Royce engines. Sequa has guaranteed 50% of TSTL's future lease payments under the terms of a capital lease as well as 50% of an overdraft facility. Total amounts subject to the guarantees, which were provided in early 2002 and in 2001, may not exceed 11.5 million British pounds. At December 31, 2003, 6.5 million British pounds were outstanding related to the guarantees.

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

Other, Net

     In 2003, Other, net included $4.4 million of gain relating to the sale of assets which included the sale of a can-forming machinery plant that was closed as part of the restructuring activities undertaken in 2001; $2.2 million of income on the cash surrender value of corporate-owned life insurance; $1.7 million of charges for the amortization of capitalized debt issuance costs; $1.6 million of charges for letters of credit and commitment fees; $1.2 million of expense related to a minority interest holder; $1.0 million of expense related to the re-audit of the 2001 consolidated financial statements, which had been audited by an accounting firm no longer in existence, and which re-audit was deemed required due to the classification of ARC propulsion as a discontinued operation as a result of its sale; and $0.6 million of discount expense on the sale of accounts receivable.

     In 2002, Other, net included $3.3 million of gain related to the change in the fair market value of a gas swap; $2.8 million of income related to insurance litigation settlements concerning certain product liability claims relating to the closed operations of a predecessor company; $0.9 million of gain on the fair market value of forward foreign exchange contracts that did not qualify for cash flow hedge accounting; $0.6 million of gain on the sale of stock received from the demutualization of an issuer of corporate-owned life insurance policies and pension annuities; $1.5 million of charges for the amortization of capitalized debt issuance costs; $1.3 million of discount expense on the sale of accounts receivable; $1.0 million of charges for letters of credit and commitment fees; and $0.7 million of expense on the cash surrender value of corporate-owned life insurance.

Income Tax Benefit

     The 2003 income tax benefit of $3.2 million related to continuing operations includes a $2.8 million reversal of income tax reserves no longer required based on a current analysis of probable exposures. The effect of this item was to increase basic earnings per share by $0.27.

     The 2002 income tax benefit of $9.6 million includes $4.1 million of tax benefit, related to an increase in domestic net operating loss carryforwards due to the resolution of issues and the related completion of an Internal Revenue Service audit, and $2.4 million of income relating to the reversal of income tax reserves no longer required, due to the completion of tax audits at two foreign units. The effect of these items was to increase basic earnings per share by $0.40 and $0.23, respectively.

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

     Sequa completed the transitional impairment review required under SFAS No. 142 and recorded, effective January 1, 2002, a non-cash charge related to continuing operations of $13.0 million (net of a related tax benefit on deductible goodwill of $7.8 million) as the effect of a change in accounting principle in the Consolidated Statement of Operations. The transitional charge related to continuing operations was for the ARC Automotive ($3.1 million) reporting unit of the Automotive segment and the MEGTEC Systems ($9.1 million) and After Six ($0.8 million) reporting units of the Other Products segment. The effect of the change in accounting principle relating to continuing operations reduced basic earnings per share by $1.25 in 2002. A non-cash, after-tax charge of $101.8 million, relating to the ARC propulsion business, was reclassified to the results of discontinued operations in the Consolidated Statement of Operations. The fair value of Sequa's reporting units was measured using an income approach based on a present value technique of estimated expected future cash flows.

     Pursuant to SFAS No. 142, goodwill is to be reviewed for impairment on an annual basis. Sequa has selected October 1 as the date for subsequent reviews. Sequa reviewed its goodwill as of October 1, 2003 and 2002 and determined that no further impairment of goodwill had occurred. Despite the difficult economic environment confronting the Aerospace segment, management believes that the absence of impairment on the segment's recorded goodwill of $111.6 million reflects the positive long-term outlook for the industry and Chromolloy's inherent value as the major independent aircraft engine repair alternative to the OEMs.

Income (Loss) from Discontinued Operations

     On October 17, 2003, Sequa, through its ARC subsidiary, completed the sale of substantially all of the assets -- including the shares of ARC UK Limited -- and certain of the liabilities related to the propulsion business of ARC (collectively referred to as the ARC propulsion business). The sale to Aerojet was pursuant to an agreement entered into by ARC on May 2, 2003. ARC received $133.0 million in cash subject to certain adjustments. ARC Automotive, Sequa's automotive airbag inflator operation, was not included in the sale to Aerojet. Aerojet has entered into a long-term supply contract and license agreement to provide propellant and propellant development to ARC Automotive.

     ARC propulsion income included in discontinued operations and per basic share amounts of $3.5 million or $0.33 in 2003 and $7.5 million or $0.72 in 2002. Income from discontinued operations also includes a $101.8 million after-tax charge for the 2002 effect of a change in accounting principle ($9.78 per basic share), related to the operations of the ARC propulsion business. The 2003 sale of the ARC propulsion business resulted in an additional preliminary after-tax gain of $3.1 million or $0.30 per basic share.

     Sequa's remaining investment in discontinued operations primarily relates to a leveraged lease portfolio that will be liquidated over the next 11 years as rentals are received and residual values are realized. The leveraged lease cash flow stream, including residual proceeds, services the payment of principal and interest on a non-recourse loan that securitized the lease portfolio and which will be repaid in 2004.

     Sequa's investment in the leveraged lease portfolio is subject to risks associated with the ultimate realizability of estimated residual values, as well as the continuing creditworthiness of the various lessees. Certain of the leases concern aircraft leased to major commercial airlines including one with United Airlines (UAL). In December 2002, UAL filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In December 2002, Sequa recorded an $11.0 million after-tax charge, of which $6.3 million related to the write-off of the net investment in the UAL lease. The balance of the after-tax charge related to a permanent decline in the realizability of remaining aircraft residual values. The effect of this after-tax charge from discontinued operations reduced basic earnings per share by $1.05 in 2002.

Risk/Concentration of Business

     Sequa's largest operation, Chromalloy Gas Turbine Corporation (2003 sales and operating income of $664.1 million and $28.0 million, respectively, and total assets at December 31, 2003 of $849.2 million), has experienced significant difficulties in its operating environment since the terrorist attacks of September 11, 2001, which had a severe, and extended, impact on the airline industry compounded by the general economic slowdown. The downturn in air travel has had a significant impact on Chromalloy's repair and original equipment component manufacturing operations, which derived approximately 80% of their 2003 sales from the commercial aviation market. The large repair business is directly related to the number of hours jet engines are flown, and the original equipment component manufacturing business is related to the number of new jet engines placed in service. The economic impact on Chromalloy has been partially offset by cost-cutting measures. In light of the continuing difficulties and intense pricing pressures in the commercial airline market, a return to the pre-September 11, 2001 level of operating income is not expected in 2004.

     In March 2003, Standard & Poor's Ratings Services (S&P) placed its ratings on 12 airlines on "CreditWatch with negative implications." S&P cited the then impending war with Iraq and its estimation that already weak airlines would incur substantial losses and cash outflow, due to declines in air travel. While the duration of the war was short, the outbreak of severe acute respiratory syndrome (SARS) resulted in certain airlines temporarily reducing service to regions affected by the disease. The long-term effect on air travel from the Iraq war, SARS and continuing terror threats is uncertain at this time.

     On April 1, 2003, Air Canada filed for protection under Canada's Companies' Creditors Arrangements Act. Air Canada is continuing operations while it restructures. In 2003, Air Canada accounted for less than 1% of Chromalloy's sales. A first-quarter charge of $0.7 million was incurred to reserve the trade receivables balance with Air Canada.

     UAL, which filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in December 2002, accounted for approximately $29 million or 4% of Chromalloy's sales in 2003 (4% of annual sales in 2002). The pre-petition net trade accounts receivable balance is nominal, and the impact of the UAL filing on Chromalloy's operations has not been significant. In September 2003, Chromalloy signed a 10-year engine maintenance by the hour contract with UAL. The contract represents new business growth of approximately 10% in sales and is expected to begin to contribute repair revenues in the first quarter of 2004.

     At December 31, 2003, trade receivables due from major commercial airlines totaled approximately $45 million. The difficult business conditions in the airline industry and the possibility of bankruptcy filings by other carriers who are customers of Chromalloy could adversely affect the ability of Chromalloy to realize some of these receivables.

     Chromalloy competes for turbine engine repair business with a number of other companies, including the original equipment manufacturers (OEMs). The OEMs generally have obligations (contractual and otherwise) to approve vendors to perform repair services on their engines and components. Chromalloy has a number of such approvals, including licensing agreements, which allow it to repair certain components of engines. The loss of a major OEM's approval to repair components for its engines could have an adverse effect on Chromalloy, although management believes it has certain actions available to mitigate this effect.

     Sequa is engaged in the automotive airbag inflator business through ARC Automotive. ARC Automotive's largest customers for airbag inflators are Delphi Automotive Systems and its subsidiaries (Delphi) and Key Safety Systems, Inc. (formerly Breed Technologies, Inc.) and its subsidiaries (Key Safety). Delphi accounted for $67.2 million or 34% of ARC Automotive's sales in 2003 and $43.9 million or 27% of sales in 2002. Key Safety accounted for approximately $72.7 million or 37% of ARC Automotive's sales in 2003 and $76.1 million or 47% of sales in 2002.

     Precoat markets its coating services to steel and aluminum producers and distributors, building products manufacturers, merchant can makers, and manufacturers of other diverse products. The steel manufacturers have experienced difficult economic pressures, and the industry is undergoing a period of consolidation. Precoat has worked to insulate its accounts receivable exposure. While Precoat primarily acts as a toll coater for its steel mill customers, and therefore does not own significant stores of coil inventory to serve this market, the operation has become more active in offering steel inventory management programs.

     In April 2003, National Steel, Precoat's largest customer, was acquired by US Steel. The combination of National Steel and US Steel accounted for approximately $91.9 million or 35% of Precoat's 2003 sales (39% of 2002 annual sales). The acquisition of National Steel by US Steel has not significantly affected Precoat.

     In the Specialty Chemicals segment, one customer accounted for 32% of 2003 sales (30% of 2002 annual sales) and the top three customers accounted for 47% of 2003 sales (45% of 2002 annual sales). All of these customers are international consumer products companies with whom Warwick has been doing business for many years.

     Sequa's assets of discontinued operations includes a leveraged lease portfolio that is subject to risks associated with the ultimate realizability of estimated residual values, as well as the creditworthiness of the lessees. Several of the leases are for aircraft leased to major commercial airlines whose industry is experiencing difficult conditions. At December 31, 2003, Sequa's remaining net investment in aircraft leases with major commercial airlines totaled $35.8 million, of which $16.7 million relates to American Airlines, Inc.; $15.4 million relates to Delta Airlines, Inc.; and $3.7 million relates to Continental Airlines, Inc.

Derivative and Other Financial Instruments

     Sequa is exposed to market risk from changes in foreign currency exchange rates and from changes in the prices of certain commodities which impact its earnings, cash flows and financial condition. Sequa manages its exposure to this market risk through its regular operating and financial activities and, when appropriate, through the use of derivative financial instruments. Sequa has established a control environment which assigns senior executives and, in certain instances operational management, responsibility for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Sequa does not buy, hold or sell derivative financial instruments for trading purposes. Sequa's primary foreign currency exposures relate to the British pound and to the Euro. To mitigate the short- and near-term effect of changes in currency exchange rates, Sequa utilizes forward foreign exchange contracts and derivatives thereof to manage its exposure to certain existing assets and liabilities and to hedge forecasted transactions and firm commitments denominated in currencies other than the functional currency. Depending on the volatility of the market, Sequa utilizes natural gas swap agreements to convert a portion of its natural gas requirements to fixed rates. Depending on the use of a derivative and whether it has been designated and qualifies as an efficient hedge, gains and losses resulting from changes in the value of the derivative are recognized currently in earnings or reported in Accumulated Other Comprehensive Income (Loss), a separate component of shareholders' equity.

     A hypothetical 10% uniform decrease in all foreign currency exchange rates relative to the US dollar would have decreased the fair value of Sequa's financial instruments by approximately $8.6 million as of December 31, 2003 and $11.9 million as of December 31, 2002. The sensitivity analysis relates only to Sequa's exchange rate-sensitive financial instruments, which include cash and debt amounts denominated in foreign currencies and all open foreign forward exchange contracts at December 31, 2003 and 2002. The effect of this hypothetical change in exchange rates ignores the effect this movement may have on the value of net assets, other than financial instruments, denominated in foreign currencies and does not consider the effect this movement may have on anticipated foreign currency cash flows.

     At December 31, 2003 and 2002, substantially all of Sequa's debt was at fixed rates, and Sequa currently does not hold interest rate derivative contracts. Accordingly, a change in market interest rates would not materially affect Sequa's interest expense but would affect the fair value of Sequa's debt. Generally, the fair market value of fixed-rate debt increases as interest rates fall and decreases as interest rates rise. The fair value of Sequa's total debt was approximately $874 million at December 31, 2003 and $672 million at December 31, 2002. A hypothetical 1% increase in interest rates would have decreased the fair value of Sequa's total debt by approximately $34.7 million at December 31, 2003 and $29.6 million at December 31, 2002. A hypothetical 1% decrease in interest rates would have increased the fair value of Sequa's total debt by approximately $36.5 million at December 31, 2003 and $31.4 million at December 31, 2002. The fair value of Sequa's total debt is based primarily upon quoted market prices of Sequa's publicly traded securities. The estimated changes in the fair values of Sequa's debt are based upon changes in the present value of future cash flows as derived from the hypothetical changes in market interest rates. The December 31, 2003 values include $100 million of 8 7/8% Senior Notes due April 1, 2008, which were issued on June 5, 2003.

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

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In 2003, 2002 and 2001, Sequa recorded charges of $1.7 million, $0.3 million and $13.3 million, respectively, to increase its accruals for remediation costs. The 2001 charge included $9.7 million of estimated cost to remediate soil and groundwater contamination from ammonium perchlorate (AP), a raw material used in the manufacture of solid rocket propellant by the discontinued ARC propulsion business. Although no federal or state environmental standards have been finalized for AP, recent studies indicating that the chemical may interfere with human thyroid function prompted Sequa to begin cleanup actions at its solid propellant facilities. Aerojet, which purchased the ARC propulsion business in October 2003, assumed financial responsibility, subject to a $20.0 million cap, for the remediation liability associated with one of the two facilities affected by AP contamination, as well as financial responsibility for certain other ARC propulsion remediation exposures. Sequa believes its remediation costs were adequately reserved prior to the sale of the propulsion business. Based on its most recent estimates, Sequa believes that the costs to remediate the ARC propulsion contamination exposures will not exceed the $20.0 million cap of financial responsibility assumed by Aerojet. At December 31, 2003, the potential exposure for all remediation costs, excluding financial liabilities assumed by Aerojet, is estimated to range from $12 million to $21 million, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $16.6 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, Sequa's actual cash expenditures for remediation of previously contaminated sites were $3.0 million in 2003, $7.2 million in 2002, and $3.1 million in 2001. Sequa anticipates that remedial cash expenditures will be between $4 million and $6 million during 2004 and between $2 million and $4 million during 2005. Sequa's capital expenditures for projects to eliminate, control or dispose of pollutants were $1.1 million, $1.3 million and $2.2 million in 2003, 2002 and 2001, respectively. Sequa anticipates annual environment-related capital expenditures to be approximately $1 million per year in 2004 and 2005. Sequa's operating expenses to eliminate, control and dispose of pollutants were $9.5 million in 2003, $8.7 million in 2002 and $8.9 million in 2001. Sequa anticipates that environmental operating expenses will be approximately $9 million per year during 2004 and 2005.

Backlog

     The businesses of Sequa for which backlogs are significant are the Turbine Airfoils, TurboCombustor Technology, and Castings units of the Aerospace segment and the Sequa Can Machinery, MEGTEC Systems and After Six units of the Other Products segment. The aggregate dollar amount of backlog in these units was $187.7 million at December 31, 2003 and $163.0 million at December 31, 2002. Increases in backlog in the Aerospace segment and in the MEGTEC Systems unit were partially offset by decreases in backlog in the Sequa Can Machinery and After Six units. Sales of After Six are seasonal, with stronger sales in the first six months of the year; accordingly, this unit's backlog is normally higher at December 31 than at any other time of the year.

Liquidity and Capital Resources

     Net cash used for operating activities was $56.2 million in 2003, compared with cash provided by operating activities of $79.5 million in 2002. The $135.7 million decrease primarily reflects increased contributions to Sequa's defined benefit pension plans, higher working capital requirements, lower levels of cash provided by discontinued operations and an increase in taxes paid. Cash provided by investing activities was $86.1 million in 2003, compared with cash used of $86.7 million in 2002. The $172.8 million increase primarily reflects the $133.0 million of proceeds required from the sale of the ARC propulsion business; lower levels of capital spending; the absence of funds expended for the purchase of a business in 2002; and lower levels of cash collateral required by an insurance carrier. Cash provided by financing activities was $8.8 million in 2003, compared with $8.5 million in 2002. The 2003 period includes the receipt of $101.0 million of net proceeds from the June 5, 2003 issuance of $100 million of 8 7/8% Senior Notes due April 1, 2008, partially offset by the repurchase of receivables sold. The 2002 period primarily reflects an increase in accounts receivable sold.

     In 2003, Sequa contributed $102.7 million to its domestic qualified defined benefit pension plans. The total includes $75.0 million contributed on December 3, 2003 to Sequa's largest defined benefit plan. The December 3, 2003 contribution represented the estimated difference between the accumulated benefit obligation and the value of plan assets. Due to its pension contributions as well as a significant improvement in the equity markets, Sequa recorded $47.1 million of income, net of tax, through other comprehensive income, a component of stockholders' equity, representing a partial reversal of the minimum required pension liability recorded in prior years.

     On October 17, 2003, Sequa, through its ARC subsidiary, completed the sale of substantially all of the assets -- including the shares of ARC UK Limited -- and certain of the liabilities related to the propulsion business of ARC (collectively referred to as the ARC propulsion business). The sale to Aerojet was pursuant to an agreement entered into by ARC on May 2, 2003. ARC Automotive, Sequa's automotive airbag inflator operation, was not included in the sale to Aerojet. Aerojet has entered into a long-term supply contract and license agreement to provide propellant and propellant development to ARC Automotive. The sale price was $133.0 million in cash subject to certain adjustments. Management is utilizing the proceeds to strengthen Sequa's financial position.

     On June 5, 2003, Sequa completed an offering of $100 million of Series A 8 7/8% Senior Notes due April 1, 2008 through a private placement under Rule 144A of the Securities Act of 1933 as amended (the Securities Act). Net proceeds received on the 8 7/8% Senior Notes offering, which were sold at a premium of 102.5% for an effective yield of 8.23%, amounted to $101.0 million and are being used for general corporate purposes. The notes are part of a single series of 8 7/8% Senior Notes, of which $200 million were issued in 2001. On September 19, 2003, Sequa completed its offer to exchange all outstanding Series A 8 7/8% Senior Notes due April 1, 2008 that were issued on June 5, 2003, for up to $100 million of registered Series B 8 7/8% Senior Notes due April 1, 2008. All $100 million of outstanding notes were exchanged. The terms of the new Series B 8 7/8% Senior Notes -- including principal amount, interest rate, maturity, security and ranking -- are substantially the same as the terms of the original notes, with the principal exception that the new notes are registered under the Securities Act.

     In anticipation of Sequa's $100 million 8 7/8% Senior Notes offering, Moody's downgraded its ratings on Sequa debt from Ba3 to B1 and changed its rating outlook from negative to stable. S&P affirmed its BB- rating with a negative outlook but removed Sequa from CreditWatch, where it was placed in March 2003. Fitch Ratings downgraded its ratings on Sequa's debt from BB- to B+ and changed its rating outlook from negative to stable.

     Sequa's ability to obtain letters of credit and surety bonds for financial guarantees had been limited due both to debt ratings that are below investment grade and to the absence of a secured bank credit agreement. In September 2003, Sequa finalized a $50 million facility with a major global bank for the issuance of letters of credit. The facility, which is secured by assets of the Specialty Chemicals segment, is subject to a net worth covenant with respect to the segment. The facility requires an initial cash collateral balance of 5.0 million British pounds increasing to 15.0 million British pounds, by 2006. In late 2002, Sequa had deposited $8.4 million with an insurance carrier when the surety market for financial guarantees became extremely tight and Sequa was unable to renew a surety bond. The amount was returned to Sequa upon the issuance of a letter of credit under the new facility. In April 2003, Sequa deposited $4.7 million with an insurance carrier to guarantee certain environmental remediation costs. The policy can be canceled upon Sequa satisfying certain Environmental Protection Agency required financial ratios or the issuance of a letter of credit. However, this policy may be canceled only on an annual anniversary. Of the $4.7 million, $4.2 million, plus interest earned on the deposit less any claims paid, is refundable.

     At December 31, 2003, Sequa was contingently liable for $32.7 million of outstanding letters of credit and $3.8 million of surety bonds not reflected in the accompanying Consolidated Balance Sheet. In addition, Sequa has guaranteed up to $6.6 million of its MJB joint venture's bank line of credit and up to 11.5 million British pounds of its TSTL joint venture's capitalized lease payments and overdraft facility. At December 31, 2003, no amounts were outstanding under MJB's bank line of credit and 6.5 million British pounds were outstanding related to the TSTL guarantees. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to the outstanding letters of credit, surety bonds or the guarantees.

     Sequa Receivables Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement (RPA) which was extended from its original expiration date of November 13, 2003 through November 16, 2006. Under the RPA, SRC may sell an undivided percentage ownership interest up to a maximum participation of $75 million, in Sequa's eligible domestic trade receivables through a bank administered multi-seller commercial paper conduit. The maximum participation under the RPA is lower than the $120 million maximum provided at December 31, 2002, primarily due to the absence of receivables related to the ARC propulsion business which has been sold; a narrowing of eligible receivables to domestic customers; and fewer banks participating in this market as a whole. Back-up liquidity lines provided by two banks are annually renewable at the banks' option and contain a net worth covenant applicable to Sequa. The sale of receivables through the bank administered conduit is funded through the sale of A1/P1 rated commercial paper. SRC's discount expense is 1.25% above the commercial paper rate. SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa. SRC is shielded from credit exposure related to Sequa and therefore the discount rate offered by the buyer of Sequa trade receivables is based on the highest rated (A1/P1) commercial paper. The structure employed provides Sequa a low cost source of funds that would not be available to Sequa outside of such an arrangement. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125," transactions under the RPA qualify as a sale of receivables. At December 31, 2003, no trade receivables were sold under the RPA as Sequa repurchased the undivided percentage ownership interest previously sold using cash collections on its accounts receivable during the second quarter.

     Capital expenditures for continuing operations amounted to $53.4 million in 2003, with spending concentrated in the Aerospace and Automotive segments. These funds were primarily used to upgrade existing facilities and equipment. Sequa currently anticipates that capital spending in 2004 will be approximately $75 million and will be concentrated primarily in the Aerospace and Automotive segments.

     At December 31, 2003, Sequa's contractual obligations are as follows:
		Payments Due by Period
		(Thousands of Dollars)
		(Unaudited)

			Years	Years	Years
Contractual obligations	Total	2004	2005-2006	2007-2008	=>2009

Long-term debt (a)	$800,415	$2,354	$-	$300,061	$498,000
Interest on long-term debt (b)	363,401	71,445	142,890	122,921	26,145
Operating leases (c)	60,408	13,790	19,566	12,854	14,198
Purchase obligations (d)	44,005	39,521	3,965	519	-
Other long-term liabilities:
Projected minimum
required pension
contributions (e)	55,650	7,250	22,700	10,500	15,200
Environmental
remediation (f)	14,900	4,400	4,400	3,000	3,100
Debt of discontinued
operations (g)	7,440	7,440	-	-	-

Total	$1,346,219	$146,200	$193,521	$449,855	$556,643

(a)		Represents long-term debt cash payment schedule and excludes net amortizable debt discount of $1.9 million and premium of $2.2 million.

(b)		Interest on long-term debt represents interest payments due on Sequa's 8 7/8% and 9% Senior Notes. Interest payments on other debt amounts is not significant.

(c)		Operating lease obligations include future rental payments on a leased facility that was excluded from the sale of the ARC propulsion business.

(d)

Purchase obligations are agreements to purchase goods and services that are considered enforceable and legally binding and which specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transactions. The amounts shown represent those amounts considered by Sequa to be enforceable and legally binding and include short-term purchase orders for the purchase of goods or services, as well as capital expenditure commitments and amounts owed under employment contracts.

(e)		Actual pension contributions may be accelerated and will depend on management's assessment of available liquidity.

(f)

Actual environmental remediation expenditures may be higher than amounts contractually obligated as Sequa may undertake remediation activities without requirements imposed by Consent Orders or Consent Agreements with Federal and State authorities or by litigation.

(g)

Debt payments of discontinued operations are funded through the run-off of a leveraged lease portfolio whereby the cash flow stream including residual proceeds are first applied to outstanding debt and accrued interest.

     Management currently anticipates that the following will provide sufficient funds to support Sequa's operations for the next 12 months: cash flow from operations; $184.3 million of non-restricted cash and cash equivalents on hand at December 31, 2003; $75.0 million available under the Receivables Purchase Agreement which extends through November 16, 2006; and amounts available under the $50 million facility with a major global bank for the issuance of letters of credit that is secured by assets of the Specialty Chemicals segment. Expected requirements include $71.4 million of interest payments due on the outstanding 9% and 8 7/8% Senior Notes; $75 million of estimated capital expenditures for continuing operations; the other contractual obligations summarized above; and any future requirements for letters of credit and surety bonds under the $50 million facility.

Off-Balance Sheet Arrangements

     Off-balance sheet arrangements include certain guarantees that may be a source of potential risk to a company's future liquidity, capital resources and results of operations, regardless of whether they are recorded as liabilities.

     Sequa's guarantees are primarily limited to the use of letters of credit and surety bonds that serve to guarantee Sequa's own performance with respect to insurance retention levels, liabilities owed or contractual deadlines. A discussion of Sequa's letters of credit and surety bonds is included in the Liquidity and Capital Resources section of this Annual Report on Form 10-K.

     Sequa Receivables Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement (RPA) which was extended from its original expiration date of November 13, 2003 through November 16, 2006. Under the RPA, SRC may sell an undivided percentage ownership interest up to a maximum participation of $75 million, in Sequa's eligible domestic trade receivables through a bank administered multi-seller commercial paper conduit. A further discussion of the RPA is included in Note 2 to the Consolidated Financial Statements and in the Liquidity and Capital Resources section of this Annual Report on Form 10-K.

     At December 31, 2003, all minimum required capital contributions to Sequa's joint ventures were satisfied. Future contributions to the joint ventures require the approval of the respective joint venture's board of directors. Sequa believes that its joint ventures are adequately capitalized. Sequa has guaranteed up to $6.6 million of its MJB joint venture's bank line of credit. Sequa has also guaranteed 50% of its TSTL joint venture's future lease payments under the terms of a capital lease, as well as 50% of the entity's overdraft facility. Total amounts subject to the TSTL guarantees, which were provided in early 2002 and in 2001, may not exceed 11.5 million British pounds. At December 31, 2003, there were no amounts outstanding under the MJB credit line, and 6.5 million British pounds were outstanding related to the TSTL guarantees. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to the guarantees.

Significant Accounting Policies and Estimates

     Sequa believes that the application of the following accounting policies is important to its financial position and results of operations and requires significant judgments and estimates on the part of management. For a summary of all of Sequa's significant accounting policies see Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Allowance for Doubtful Accounts

     Certain of Sequa's operating segments provide services to industries that are or have been experiencing difficult economic pressures. The Aerospace segment performs repair and other services for the commercial airline industry, and the Metal Coating segment counts major steel mills among its customers. See the Risk/Concentration of Business section of this MD&A of this Annual Report on Form 10-K for further discussion. Many of Sequa's customers are large, well-known companies, and the customer base is monitored through a review of account balance agings, an assessment of customer financial condition, and interactions with the customers. Reserves are established through a combination of specific identification of problem accounts and percentages of aging brackets.

Inventory Valuation

     The Aerospace segment (Chromalloy Gas Turbine) maintains significant inventories of parts to serve the repair market. In order to ensure that any obsolete or slow-moving inventory is properly identified and valued, Chromalloy has in place a policy that mandates minimum write-down requirements based on usage. The policy provides for a consistent and systematic approach to valuing inventory at the lower of cost or market, with inventory values reassessed quarterly and at year-end for adequacy. The decline in air travel and the related reduction in the number of hours jet engines are flown have had an unfavorable impact on inventory valuations. A further decline in air travel would have an additional unfavorable impact. Management believes that, while demand for certain repair services and manufactured parts has been volatile during the past year and can remain volatile while the industry is disrupted, the long-term outlook for the industry is positive.

Goodwill

     SFAS No. 142 requires that goodwill and other intangible assets be tested for impairment on an annual basis. Sequa recorded a $13.0 million after-tax transitional impairment charge related to continuing operations effective with the January 1, 2002 adoption of SFAS No. 142. Sequa updated its review of goodwill on its selected annual test dates of October 1, 2003 and 2002 and noted no further impairment. In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. If these estimates and assumptions change in the future due to such factors as a decline in general economic conditions; a long-term or permanent decline in air travel; competitive pressures on sales and margins; and other factors beyond management's control, an impairment charge may be required. Details of remaining goodwill balances by segment are included in Note 24 to the Consolidated Financial Statements of this Annual Report on Form 10-K and are incorporated herein by reference.

Pensions

     Pension expense and pension liabilities are actuarially determined and are affected by management's assumptions with respect to the discount rate for obligations, the future rate of increase in compensation levels, and the expected long-term rate of return on plan assets. Pension expense and liabilities can also be affected by changes in plan benefits and the actual return on plan assets. The annual discount rate is based on a review of high- and medium-grade corporate long-term bond rates. The rate of increase in compensation levels is based on management's assessment of the current and future economic environment and overall salary trends. The expected long-term rate of return considers the allocation of plan assets, the historical performance of total plan assets and economic and other indicators of future performance. In addition, Sequa may consult with and consider the opinions of financial and other professionals in developing appropriate return benchmarks. Declines in the discount rate and the expected long-term rate of return on plan assets, as well as actual returns on plan assets that are below the expected return, can have a significant impact on pension expense and related liabilities.

Income Taxes

     Sequa has significant domestic net operating loss carryforwards, as well as deferred tax assets established through other comprehensive income in recording a minimum required pension liability. Management believes that such carryforwards and deferred tax assets will be utilized before their expiration through future reversals of existing taxable temporary differences, future earnings and available tax planning strategies. Sequa's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions; the state of the airline industry and other major markets; competitive pressures on sales and margins; and other factors beyond management's control. There can be no assurance that Sequa will meet its expectations for future domestic taxable income in the carryforward period or that available tax strategies can be enacted. However, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income and available tax strategies will be sufficient to fully realize the domestic operating loss carryforwards and deferred tax assets at December 31, 2003.

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

Forward-Looking Statements

     This document includes forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of historical fact contained in this Annual Report on Form 10-K and other periodic reports filed by Sequa under the Securities Exchange Act of 1934, as amended, and other written or oral statements made by Sequa or on its behalf, are forward-looking statements. When used herein, the words "anticipates," "expects," "believes," "goals," "intends," "plans," or "projects" and similar expressions are intended to identify forward-looking statements. These include, among others, statements relating to:

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

    Restructuring costs and savings

    The outcome of contingencies

    Future levels of indebtedness and capital spending

    Product developments and new business opportunities

     It is important to note that forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and estimates expressed or implied in such forward-looking statements. Although Sequa believes that the assumptions on which any forward-looking statements in this Annual Report on Form 10-K and other periodic reports filed by Sequa are reasonable, no assurance can be given that such assumptions will prove correct. All forward-looking statements in this Annual Report on Form 10-K are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Annual Report on Form 10-K.

Ethics and Code of Business Conduct

     Sequa has adopted a Code of Business Conduct (the Code of Conduct) which is available in its entirety on the Sequa website at (www.sequa.com) and to any stockholder requesting a copy. All Sequa employees officers, and directors, including the Chairman and Chief Executive Officer and the Senior Vice President, Finance (the chief financial officer), are required to adhere to the Code of Conduct in discharging their work-related responsibilities. Employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Conduct. Amendments to the Code of Conduct, and any waivers from the Code of Conduct granted to directors or executive officers, will be filed with the Securities and Exchange Commission in accordance with applicable rules and regulations and will also be made available through Sequa's website.

     Sequa has a confidential helpline through which employees may report concerns about Sequa's business practices. In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee has established procedures for the receipt and handling of complaints regarding accounting, internal accounting controls or auditing matters, and to allow for the confidential, anonymous submission by employees of concerns regarding auditing or accounting matters.

Operating Results 2002-2001

Sales

     Overall sales declined 5% in 2002 driven primarily by sharp declines at the large Aerospace segment and at the smaller MEGTEC Systems unit of the Other Products segment. The effect of these declines was tempered by advances in the Automotive and Specialty Chemicals segments. A detailed review of sales for each segment follows.

     The 10% decline in sales in the Aerospace segment was due primarily to the continuing downturn in the worldwide commercial aviation industry. Engine repair sales declined 11% (13% excluding $8.1 million of sales of Pacific Gas Turbine (PGT), a former equity affiliate which became wholly owned on September 30, 2002), as an increase in sales to the US military and the benefit of translating foreign currency sales into US dollars (approximately $4.8 million) was more than offset by the poor conditions in the worldwide commercial airline industry. The military sales advance was primarily driven by revenues from a contract to provide component repairs at Kelly Air Force Base. Sales of original equipment components declined 7% as increases in sales to the industrial turbine and US military markets and a favorable impact of approximately $2.6 million from translation of foreign currency results to US dollars was more than offset by the weak commercial aviation market.

     Sales of the Automotive segment advanced 6% in 2002 with similar increases at both ARC Automotive and Casco Products. Sales of automotive airbag inflators advanced, reflecting increased volumes and the benefit of translating foreign sales into US dollars (approximately $2.3 million), which more than offset an unfavorable shift to lower priced new products. Casco Products sales increased primarily due to advances at the unit's foreign operations.

     Sales of the Metal Coating segment declined 3% in 2002, with declines in building and manufactured products tempered by a modest advance in container products. The year-over-year decline primarily reflects a 13% decline in the fourth quarter, with sales in each of the three major market segments off from the prior year quarter. Sales to the building products market were down slightly in 2002 reflecting weakness in the pre-engineered sector of the commercial construction market partially offset by the impact of sales from a former equity affiliate, Midwest Metal Coatings, which was consolidated in mid-2001. Modest advances in sales to the container market were driven by increased demand from the beverage industry, while a small decline in sales to the manufactured products area primarily reflects weakness in transportation and lighting sectors.

     Sales of the Specialty Chemicals segment advanced 12% in 2002 (7% in local currency) due to three principal factors: stronger demand for the detergent additive TAED; sales added through the June 2001 acquisition of a specialty chemicals marketing unit; and the favorable effect of the weakening of the US dollar on the translation of local currency results (approximately $7.0 million).

     Sales of the Other Products segment declined 10% in 2002, as advances at the can machinery units were more than offset by declines at MEGTEC Systems and After Six. Sales of MEGTEC Systems declined 15% (24% excluding sales added by a September 2001 acquisition of the roll handling group). The decline reflects the continuing weak condition of the worldwide graphic arts market. Sales of the can machinery unit registered a 6% advance in 2002, with increased sales of the can-decorating and specialty can systems product lines more than offsetting lower sales of can-forming equipment. Fourth-quarter sales more than doubled, compared with 2001, with all product lines contributing to the advance, and the unit finished the year with a strong backlog position. Sales of the After Six formalwear unit declined 11% in 2002, reflecting a drop in demand. Sales in the fourth quarter advanced 41%, compared with an unusually low prior year quarter due to a post September 11 downturn in 2001.

Operating Income

     Overall operating income increased $15.3 million or 46% in 2002. On an operating basis, significant improvements at the Automotive and Specialty Chemicals segment and at two of the three units of the Other Products segment were partially offset by sharp declines at the large Aerospace segment and the smaller MEGTEC Systems unit of the Other Products segment, as well as increased expenses in the Corporate segment. Other major factors in the advance were: lower restructuring and related asset impairment charges ($4.5 million in 2002, compared with $22.4 million in 2001); the cessation of goodwill amortization as required by SFAS No. 142 ($7.7 million); and lower environmental cleanup provisions ($0.3 million in 2002, compared with $3.6 million in 2001). The amounts of restructuring and related asset impairment charges recorded in 2002 and 2001 and the goodwill amortization in 2001 are summarized as follows:

	Restructuring and Related Asset Impairment Charges		Goodwill
			Amortization
	2002	2001	2001

Aerospace	$919	$4,360	$4,182
Automotive	-	4,824	766
Metal Coating	-	5,697	465
Specialty Chemicals	-	1,059	1,071
Other Products:
MEGTEC	2,340	3,188	1,061
Sequa Can Machinery	-	2,627	139
After Six	445	657	32
Corporate	825	-	-

	$4,529	$22,412	$7,716

A detailed review of operating results by business segment follows:

     Operating income in the Aerospace segment declined 32% in 2002, as the impact of continuing intense pressure on the commercial airline industry in 2002 was tempered by the absence of goodwill amortization, lower restructuring and related asset impairment charges and the favorable effect of translating foreign currency results into US dollars (approximately $0.7 million). Excluding these factors, profits of the Chromalloy Gas Turbine units primarily engaged in engine component repair were unfavorably affected by the following factors: the decline in sales to the commercial aviation market; increased inventory provisions primarily related to slow-moving inventory; start-up costs related to a new unit offering repairs of auxiliary power units; and the absence of reserve reversals recorded in 2001. These factors were partially offset by the benefits of cost reductions and restructuring actions as well as higher sales to the US military. Results of units primarily engaged in the manufacture of original equipment components were also negatively affected by lower volume, an unfavorable sales mix shift and the absence of reserve reversals recorded in 2001, partially offset by a sharp reduction in operating expenses.

     Operating loss in the Automotive segment was $0.5 million in 2002 and $17.3 million in 2001. ARC Automotive significantly narrowed its loss as a result of increased sales, lower general and administrative costs and the absence of a $2.2 million asset impairment charge recorded in 2001, tempered by lower margins. The Casco automotive products unit posted a profit improvement in 2002. The primary reasons for the advance are: the absence of restructuring and related asset impairment charges and goodwill amortization in 2002; improved sales at the foreign units; and

benefits gained from the 2001 restructuring program, including improved cost controls and the outsourcing of certain manufacturing processes.

     Operating income in the Metal Coating segment increased 51% in 2002, due primarily to the absence of restructuring and related asset impairment charges and goodwill amortization. Excluding these factors, operating income at the unit advanced 5% as the benefit of improved profitability from ongoing Six Sigma initiatives and the 2001 restructuring program combined with lower natural gas prices to offset the impact of lower sales.

     The Specialty Chemicals segment posted improved results in 2002 driven by higher sales, operating efficiencies generated from Six Sigma initiatives and cost-containment measures. The absence of restructuring charges and goodwill amortization and the benefit of favorable currency movements (approximately $0.8 million) boosted results further. The impacts of these factors were tempered by higher pension costs. Results of the specialty chemicals marketing units were ahead for the year primarily due to the June 2001 acquisition of a marketing unit.

     The Other Products segment posted an operating loss of $2.4 million in 2002, compared with an operating loss of $15.9 million in 2001. The improvement reflects three factors: strong recovery at two of the three operating units in the segment; decreased restructuring and related asset impairment charges; and the absence of goodwill amortization. Partially offsetting these factors was a widening of the loss recorded by the MEGTEC Systems unit (a $5.8 million swing excluding the impacts of restructuring and related asset impairment charges and goodwill amortization). MEGTEC Systems' results reflect the effect of the sharp decline in the worldwide graphic arts market, mitigated by the inclusion of profits from a business acquired in September 2001. Both years include substantial restructuring charges to curb costs in the tight market environment. The can machinery unit posted a profit in the current year, representing a favorable $13.1 million swing in operating results that was driven by several key factors: improved absorption due to a higher level of production; the absence of 2001 restructuring charges; the benefits gained from the restructuring program and other cost-reduction efforts; the ongoing Six Sigma program; reduced provisions for slow-moving inventory; and improved results at the specialty can systems operations. After Six posted a profit in 2002 and a loss in the prior year. The improvement was driven by the benefits of operating efficiencies derived from the 2001 restructuring actions and also reflects reduced bad debt expense and an improved sales mix.

     A 19% increase in corporate expenses for 2002 reflects the addition of an accrual for incentive compensation, an increase in pension expense, and a restructuring charge to cover the costs of an early retirement program in 2002, partially offset by lower environmental cleanup provisions in 2002.

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

Other, Net

     In 2002, Other, net included $3.3 million of gain related to the change in the fair market value of a gas swap; $2.8 million of income related to insurance litigation settlements concerning certain product liability claims relating to the closed operations of a predecessor company; $0.9 million of gain on the fair market value of forward foreign exchange contracts that did not qualify for cash flow hedge accounting; $0.6 million of gain on the sale of stock received from the demutualization of an issuer of corporate-owned life insurance policies and pension annuities; $1.5 million of charges for the amortization of capitalized debt issuance costs; $1.3 million of discount expense on the sale of accounts receivable; $1.0 million of charges for letters of credit and commitment fees; and $0.7 million of expense on the cash surrender value of corporate-owned life insurance.

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

Income Tax Benefit

     The 2002 income tax benefit of $9.6 million includes $4.1 million of tax benefit, related to an increase in domestic net operating loss carryforwards due to the resolution of issues and the related completion of an Internal Revenue Service audit, and $2.4 million of income relating to the reversal of income tax reserves no longer required, due to the completion of tax audits at two foreign units. The effect of these items was to increase basic earnings per share by $0.40 and $0.23, respectively.

Tax Settlement

     In 2001, the Internal Revenue Service notified Sequa that a settlement agreement concerning the 1989 restructuring of two subsidiaries was approved. As a result of the settlement, $36.0 million, representing the reversal of reserves no longer required, was recorded as income through a reduction of the income tax provision. The amount is separately identified in the Consolidated Statement of Operations. The impact of the settlement was to increase basic earnings per share by $3.47 in 2001.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See discussion in this Annual Report on Form 10-K in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Derivative and Other Financial Instruments," and Note 13 to the Consolidated Financial Statements of this Annual Report on Form 10-K, which are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF THE INDEPENDENT AUDITORS

     To the Shareholders and Board of Directors of Sequa Corporation

     We have audited the accompanying consolidated balance sheets of Sequa Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sequa Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As described in Notes 1 and 7 to the consolidated financial statements, effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Ernst & Young LLP
New York, New York
March 8, 2004

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet

(Amounts in thousands)
At December 31,	2003	2002 *

Assets
Current assets
Cash and cash equivalents	$184,293	$138,814
Trade receivables, net (Note 2)	318,998	195,888
Inventories (Note 3)	404,144	372,141
Assets of discontinued operations (Note 5)	21,122	135,347
Deferred income taxes (Note 10)	50,071	56,785
Other current assets	37,859	36,206

Total current assets	1,016,487	935,181

Investments
Investments and other receivables (Note 4)	90,552	66,434
Assets of discontinued operations (Note 5)	76,751	119,098

	167,303	185,532

Property, plant and equipment, net (Note 6)	447,560	457,557

Other assets
Goodwill (Note 7)	149,152	146,298
Deferred income taxes (Note 10)	15,097	37,348
Deferred charges and other assets (Note 8)	97,225	29,831

	261,474	213,477

Total assets	$1,892,824	$1,791,747

*See Notes 1 and 5 to the consolidated financial statements.
The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet

(Amounts in thousands, except share data)
At December 31,	2003	2002 *

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt (Note 9)	$2,508	$3,014
Accounts payable	168,444	138,771
Taxes on income (Note 10)	21,363	18,125
Liabilities of discontinued operations (Note 5)	7,440	33,220
Accrued expenses (Note 11)	168,580	190,525

Total current liabilities	368,335	383,655

Noncurrent liabilities
Long-term debt (Note 9)	798,166	704,335
Liabilities of discontinued operations (Note 5)	1,787	34,803
Other noncurrent liabilities (Note 12 and 14)	126,445	169,943

Total noncurrent liabilities	926,398	909,081

Shareholders' equity (Notes 15, 16 and 17)
Preferred stock--$1 par value,
1,825,000 shares authorized; 797,000
shares of $5 cumulative convertible stock
issued at December 31, 2003 and 2002
(involuntary liquidation value--$17,181
at December 31, 2003)	797	797
Class A common stock-no par value,
50,000,000 shares authorized; 7,321,000
shares issued at December 31, 2003 and 2002	7,321	7,321
Class B common stock-no par value
10,000,000 shares authorized; 3,727,000
shares issued at December 31, 2003 and 2002	3,727	3,727
Capital in excess of par value	290,043	290,216
Retained earnings	383,408	374,034
Accumulated other comprehensive loss	(9,398)	(98,778)

	675,898	577,317
Less: cost of treasury stock	77,807	78,306

Total shareholders' equity	598,091	499,011

Total liabilities and shareholders' equity	$1,892,824	$1,791,747

*See Notes 1 and 5 to the consolidated financial statements.
The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Statement of Operations
(Amounts in thousands, except per share data)
Year ended December 31,	2003	2002*	2001*

Sales	$1,665,461	$1,544,986	$1,619,521

Costs and expenses (Note 19)
Cost of sales	1,391,119	1,279,715	1,353,870
Selling, general and administrative	217,308	216,529	232,177

	1,608,427	1,496,244	1,586,047

Operating income	57,034	48,742	33,474

Other income (expense)
Interest expense	(68,289)	(63,608)	(63,160)
Interest income	2,475	3,365	5,081
Equity in income (loss) of unconsolidated joint ventures (Note 4)	9,673	(77)	(695)
Other, net (Note 20)	772	3,694	(2,562)

	(55,369)	(56,626)	(61,336)

Income (loss) from continuing operations
before income taxes	1,665	(7,884)	(27,862)

Income tax benefit (Note 10)	3,200	9,600	7,100
Tax settlement (Note 10)	-	-	36,000

Income from continuing operations	4,865	1,716	15,238

Income (loss) from discontinued operations, net of
income taxes (Note 5)	6,573	(105,293)	(7,189)

Income (loss) before the effect of a change
in accounting principle	11,438	(103,577)	8,049

Effect of a change in accounting principle, net of
income taxes (Note 7)	-	(12,965)	-

Net income (loss)	11,438	(116,542)	8,049

Preferred dividends	(2,064)	(2,064)	(2,064)

Net income (loss) available to common stock	$9,374	$(118,606)	$5,985

Basic and diluted earnings (loss) per share (Note 22)
Income (loss) from continuing operations	$.27	$(.03)	$1.27
Income (loss) from discontinued operations	.63	(10.11)	(.69)
Effect of a change in accounting principle	-	(1.25)	-

Net income (loss)	$.90	$(11.39)	$.58

*See Notes 1 and 5 to the consolidated financial statements.
The accompanying notes are an integral part of the financial statements.
Sequa Corporation and Subsidiaries
Consolidated Statement of Cash Flows

(Amounts in thousands)
Year ended December 31,	2003	2002*	2001*

Cash flows from operating activities
Income (loss) from continuing operations before income
taxes	$1,665	$(7,884)	$(27,862)
Adjustments to reconcile income (loss) to net cash
provided by operating activities:
Depreciation and amortization	79,452	76,603	85,305
Provision for losses on receivables	3,061	3,578	2,859
Gain on sale of businesses	-	-	(4,250)
Gain on sale of assets	(4,407)	(385)	(156)
Equity in income (loss) of unconsolidated joint
ventures	(9,673)	77	695
Other items not providing cash	(957)	(2,957)	36
Changes in operating assets and liabilities, net of
businesses acquired and sold:
Receivables	(29,241)	(1,482)	61,598
Inventories	(19,447)	9,812	(2,312)
Other current assets	2,523	(881)	2,931
Accounts payable and accrued expenses	(7,639)	3,951	(47,788)
Other noncurrent liabilities	(56,886)	(16,186)	14,422

Net cash provided by continuing operations before
income taxes	(41,549)	64,246	85,478
Net cash provided by discontinued
operations before income taxes	2,721	25,528	18,187
Income taxes paid, net	(17,404)	(10,257)	(20,431)

Net cash provided by operating activities	(56,232)	79,517	83,234

Cash flows from investing activities
Purchase of property, plant and equipment	(53,370)	(69,881)	(70,756)
Sale of property, plant and equipment	7,064	4,041	821
Sale of businesses, net of cash sold	133,000	-	32,063
Businesses purchased, net of cash acquired	-	(9,215)	(12,796)
Short-term investments	-	-	717
Other investing activities	(613)	(11,679)	(2,828)

Net cash used for investing activities	86,081	(86,734)	(52,779)

Cash flows from financing activities
Proceeds from accounts receivable sold	75,000	134,000	125,500
Repurchases of accounts receivable sold	(155,000)	(118,000)	(179,500)
Proceeds from debt	103,235	3,248	199,230
Payments of debt	(11,555)	(11,352)	(91,006)
Payments of preferred dividends	(2,064)	(2,064)	(2,064)
Other financing activities	(824)	2,641	(136)

Net cash provided by financing activities	8,792	8,473	52,024

Effect of exchange rate changes on cash and cash
equivalents	6,838	10,455	(5,353)

Net increase in cash and cash equivalents	45,479	11,711	77,126
Cash and cash equivalents at beginning of year	138,814	127,103	49,977

Cash and cash equivalents at end of year	$184,293	$138,814	$127,103

*See Notes 1 and 5 to the consolidated financial statements. The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Statement of Shareholders' Equity
						Accumulated
		Class A	Class B	Capital in		Other		Total
(Amounts in thousands,	Preferred	Common	Common	Excess of	Retained	Comprehensive	Treasury	Shareholders'
except per share data)	Stock	Stock	Stock	Par Value	Earnings	Income (Loss)	Stock	Equity

Balance at December 31, 2000	$797	$7,281	$3,727	$288,325	$486,655	$(37,763)	$(79,215)	$669,807
Net income	-	-	-	-	8,049	-	-	8,049
Foreign currency translation adjustment	-	-	-	-	-	(11,529)	-	(11,529)
Unrealized gain on marketable securities	-	-	-	-	-	1,219	-	1,219
Tax provision for unrealized gain on
marketable securities	-	-	-	-	-	(427)	-	(427)
Unrealized gain on cash flow hedges	-	-	-	-	-	171	-	171
Tax provision for unrealized gain on cash flow hedges						(60)		(60)
Minimum pension liability adjustment	-	-	-	-	-	(32,484)	-	(32,484)
Tax benefit on minimum pension liability	-	-	-	-	-		-
adjustment	-	-	-	-	-	11,370	-	11,370

Comprehensive loss								(23,691)

Stock options exercised	-	3	-	93	-	-	-	96
Stock grants	-	-	-	(239)	-	-	553	314
Cash dividends:
Preferred - $5.00 per share	-	-	-	-	(2.064)	-	-	(2,064)

Balance at December 31, 2001	797	7,284	3,727	288,179	492,640	(69,503)	(78,662)	644,462
Net loss	-	-	-	-	(116,542)	-	-	(116,542)
Foreign currency translation adjustment	-	-	-	-	-	36,290	-	36,290
Reversal of unrealized gain on marketable
securities	-	-	-	-	-	(885)	-	(885)
Tax benefit for reversal of unrealized gain
on marketable securities	-	-	-	-	-	310	-	310
Unrealized gain on cash flow hedges	-	-	-	-	-	133	-	133
Tax provision for unrealized gain on cash
flow hedges	-	-	-	-	-	(46)	-	(46)
Minimum pension liability adjustment	-	-	-	-	-	(100,118)	-	(100,118)
Tax benefit on minimum pension liability
adjustment	-	-	-	-	-	35,041	-	35,041

Comprehensive loss								(145,817)

Stock options exercised	-	37	-	2,046	-	-	-	2,083
Stock grants	-	-	-	(67)	-	-	356	289
Tax benefit on stock options	-	-	-	58	-	-	-	58
Cash dividends:
Preferred - $5.00 per share	-	-	-	-	(2,064)	-	-	(2,064)

Balance at December 31, 2002	797	7,321	3,727	290,216	374,034	(98,778)	(78,306)	499,011
Net income	-	-	-	-	11,438	-	-	11,438
Foreign currency translation adjustment	-	-	-	-	-	42,239	-	42,239
Unrealized gain on cash flow hedges	-	-	-	-	-	97	-	97
Tax provision for unrealized gain on cash flow hedges						(34)		(34)
Minimum pension liability adjustment	-	-	-	-	-	72,428	-	72,428
Tax provision on minimum pension liability
adjustment	-	-	-	-	-	(25,350)	-	(25,350)

Comprehensive income								100,818

Stock grants	-	-	-	(173)	-	-	499	326
Cash dividends:
Preferred - $5.00 per share	-	-	-	-	(2,064)	-	-	(2,064)
Balance at December 31, 2003	$797	$7,321	$3,727	$290,043	$383,408	$(9,398)	$(77,807)	$598,091

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements of Sequa Corporation (Sequa) include the accounts of all majority-owned subsidiaries except for a 52.6% owned component manufacturing operation. The 52.6% ownership interest in this operation does not equate to a controlling interest, primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions. This operation is accounted for under the equity method as are investments in 20% to 50% owned joint ventures. All material accounts and transactions between the consolidated subsidiaries have been eliminated in consolidation.

     Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46) was originally issued in January 2003 and was subsequently revised in December 2003. FIN No. 46 attempts to clarify the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In general, a Variable Interest Entity (VIE) is an entity that has (1) an insufficient amount of equity for the entity to carry on its principal operations without additional subordinated financial support from other parties, (2) a group of equity owners that are unable to make decisions about the entity's activities or (3) equity that does not absorb the entity's losses or receive the benefits of the entity. The December 2003 revision of FIN No. 46 excludes operating businesses from its application, unless (1) the reporting company and its related parties were involved in the formation of the entity (excluding operating joint ventures under joint control of the company and one or more independent parties), (2) substantially all of the activities of the entity are conducted on behalf of the reporting company, (3) the reporting company provides more than half of the equity, subordinated debt or other forms of subordinated support and (4) the activities of the entity primarily relate to securitizations or other forms of asset backed financing.

     Sequa's 50% or less owned joint ventures are excluded from consideration as VIEs under the parameters of the revised FIN No. 46. A determination with respect to the 52.6% owned component manufacturing operation must be made no later than the first quarter of 2004, and Sequa is reviewing the entity in accordance with FIN No. 46 as to whether it is a VIE. In 2003, Sequa's equity share of income from the component manufacturing operation, prior to an unusual item in the amount of $3,947,000 relating to the proceeds of a settlement with a former partner whose withdrawal had increased the remaining partners' ownership position, was $96,000. Sequa's equity share of income after taking into account the settlement was $4,043,000. Sequa's position increased to 52.6% from 50% when the former partner withdrew in December 2002. At December 31, 2003, Sequa's investment in this component manufacturing operation totaled $7,294,000, exclusive of the settlement amount which was distributed to the remaining partners through a dividend.

     Sequa Receivables Corporation (SRC), a wholly owned special purpose corporation engaged in selling an undivided percentage ownership interest in Sequa's eligible domestic trade receivables (see Note 2 for further discussion) is a VIE. SRC's assets are available to satisfy its obligations to the bank administered multi-seller commercial paper conduit, and SRC bears the risk of loss relative to uncollectible receivables. Sequa's trade receivables are net of receivables sold under SRC's Receivables Purchase Agreement.

     On October 17, 2003, Sequa, through its Atlantic Research Corporation subsidiary (ARC), completed the sale of substantially all of the assets -- including the shares of ARC UK Limited -- and certain of the liabilities related to the propulsion business of ARC (collectively referred to as the ARC propulsion business). The sale to GenCorp Inc.'s Aerojet-General Corporation subsidiary (Aerojet) was pursuant to an agreement entered into by ARC on May 2, 2003. ARC received $133,000,000 in cash subject to certain adjustments. ARC Automotive, Inc. (ARC Automotive), Sequa's automotive airbag inflator operation, was not included in the sale to Aerojet. Aerojet has entered into a long-term supply contract and license agreement to provide propellant and propellant development to ARC Automotive. The Consolidated Financial Statements of this Annual Report on Form 10-K have been restated in prior periods to reflect the ARC propulsion business as a discontinued operation. Certain amounts in the 2002 Consolidated Balance Sheet have been reclassified for comparative purposes.

     The classification of the ARC propulsion business as a discontinued operation has resulted in a realignment of Sequa's segment reporting. A new Automotive segment has been established, which is comprised of ARC Automotive and Casco Products Corporation (Casco Products), a supplier of automotive cigarette lighters, power outlets and electronic monitoring devices. ARC Automotive and the ARC propulsion business formerly comprised Sequa's Propulsion segment. Casco Products was previously included in the Other Products segment.

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

Inventories

     Inventories are stated at the lower of cost or market and are valued primarily on a first-in, first-out (FIFO) basis.

     The Aerospace segment maintains significant inventory levels of parts to service the repair market. In order to ensure that obsolete or slow moving inventory is properly identified and valued, minimum write-down requirements are established primarily based on usage. The policy provides for a consistent and systematic approach to valuing inventory, with inventory values being assessed quarterly and at year-end for adequacy.

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

     Interest required to be capitalized on significant construction projects was not material to the consolidated financial statements.

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

     Sequa completed the transitional impairment review required under SFAS No. 142 and recorded, effective January 1, 2002, a non-cash charge related to continuing operations of $12,965,000 (net of a related tax benefit on deductible goodwill of $7,777,000) as the effect of a change in accounting principle in the Consolidated Statement of Operations. The transitional charge related to continuing operations was for the ARC Automotive ($3,128,000) reporting unit of the Automotive segment and the MEGTEC Systems, Inc. (MEGTEC Systems) ($9,036,000) and After Six, Inc. (After Six) ($801,000) reporting units of the Other Products segment. The effect of the change in accounting principle, relating to continuing operations, reduced basic earnings per share by $1.25 in 2002. A non-cash, after-tax charge of $101,799,000, relating to the ARC propulsion business, was reclassified to the results of discontinued operations in the Consolidated Statement of Operations. The fair value of Sequa's reporting units was measured using an income approach based on a present value technique of estimated expected future cash flows.

     Pursuant to SFAS No. 142, goodwill is to be reviewed for impairment on an annual basis. Sequa has selected October 1 as the date for subsequent reviews. Sequa reviewed its goodwill as of October 1, 2003 and 2002 and determined that no further impairment of goodwill had occurred.

Foreign Currency Translation

     The financial position and results of operations of Sequa's foreign subsidiaries are measured using local currency as the functional currency, with the exception of certain investment holding companies for which the US dollar has been denoted as the functional currency. Assets and liabilities of operating units denominated in foreign currencies are translated into US dollars at exchange rates in effect at year-end, while revenues and expenses are translated at weighted average exchange rates prevailing during the year. The resulting translation gains and losses are charged or credited directly to Accumulated Other Comprehensive Income (Loss), a separate component of shareholders' equity, and are not included in net income until realized through sale or liquidation of the investment. Foreign exchange gains and losses incurred on foreign currency transactions are included in net income.

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

     Forward foreign exchange contracts and derivatives thereof are used to hedge the cash flows of certain forecasted sales and intercompany firm sales commitments. These contracts are primarily short-term in nature with the maximum hedge period not exceeding two years. Gains and losses on these contracts, representing the effective portion of the hedging activity are reported in Accumulated Other Comprehensive Income (Loss). These deferred gains and losses are recognized in operating income in the period in which the sale is recognized. Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Operations in the period they occur. Other, net in the Consolidated Statement of Operations includes income of $227,000 in 2003 and $930,000 in 2002 related to the fair market valuation of forward foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting.

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

Environmental Remediation and Compliance

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In 2003, 2002 and 2001, Sequa recorded charges of $1,700,000, $250,000 and $13,281,000, respectively, to increase its accruals for remediation costs. The 2001 charge included $9,700,000 of estimated cost to remediate soil and groundwater contamination from ammonium perchlorate (AP), a raw material used in the manufacture of solid rocket propellant by the discontinued ARC propulsion business. Although no federal or state environmental standards have been finalized for AP, recent studies indicating that the chemical may interfere with human thyroid function prompted Sequa to begin cleanup actions at its solid propellant facilities. Aerojet, which purchased the ARC Propulsion business in October 2003, assumed financial responsibility, subject to a $20,000,000 cap, for the remediation liability associated with one of the two facilities affected by AP contamination as well as financial responsibility for certain other remediation exposures. Sequa's remediation costs were adequately reserved prior to the sale of the propulsion business. Based on its most recent estimates, Sequa believes that the costs to remediate the ARC propulsion contamination exposures will not exceed the $20,000,000 cap of financial responsibility assumed by Aerojet. At December 31, 2003, the potential exposure for all remediation costs, excluding financial liabilities assumed by Aerojet, is estimated to range from $12,000,000 to $21,000,000, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $16,637,000. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Sequa anticipates that remedial cash expenditures will be between $4,000,000 and $6,000,000 in 2004.

Revenue Recognition

     Generally, sales are recorded when products are shipped and risk of loss has transferred to the customer or when services are rendered. For arrangements entered into after June 30, 2003 that called for multiple deliverables, Sequa recognized revenue in accordance with the Emerging Issues Task Force (EITF) Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables." This EITF primarily affected the MEGTEC Systems and the Sequa Can Machinery units of the Other Products segment and did not have a material impact on revenue recognition in 2003.

Research and Development

     Research and development costs are charged to expense as incurred and amounted to $14,150,000 in 2003, $14,155,000 in 2002 and $18,359,000 in 2001.

Stock-Based Compensation

     Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," (SFAS No. 148) was issued in December 2002 and amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based compensation. While the statement does not require companies to account for employee stock options using the fair value method, it does require disclosure of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in both annual and interim statements. Sequa currently follows Accounting Principles Board (APB) Opinion No. 25, which measures compensation cost for stock options as the excess, if any, of the quoted market price of a company's stock at the grant date over the amount an employee must pay to acquire that stock. As Sequa's stock option plan requires the option price to be no less than the fair market value at the date of grant, no compensation expense is recognized for stock options granted.

     On September 25, 2003, Sequa granted 495,000 options on Sequa's Class A common stock to key employees under the provisions of its 1998 Key Employees Stock Option Plan. Vested options totaling 309,100 had previously expired in September 2003. The total fair value of the options granted on September 25, 2003 was estimated on the date of grant to be $7,787,000 using the Black-Scholes option pricing model.

     Had compensation cost for Sequa's stock option plan been determined under SFAS No. 123, Sequa's income (loss) from continuing operations and related earnings (loss) per share would have been affected as follows:
(Amounts in thousands, except per share data)
Year ended December 31,	2003	2002	2001

Reported income from continuing operations Stock based	$4,865	$1,716	$15,238
Stock-based compensation, net of related tax effects, under SFAS No. 123	(480)	(101)	(782)

Adjusted income from continuing operations	$4,385	$1,615	$14,456

Basic earnings (loss) per share: Reported earnings (loss) from continuing operations	$.27	$(.03)	$1.27

Stock-based compensation, net of related tax effects, under SFAS No. 123	(.05)	(.01)	(.08)

Adjusted earnings (loss) from continuing operations	$.22	$(.04)	$1.19

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The model's weighted average assumptions were as follows: expected option life of 4 years for both 2003 and 2002, risk free interest rate of 2.56% in 2003 and 2.43% in 2002, expected volatility of 44.56% and 39.50% in 2003 and 2002, respectively, and expected dividend yield of 0% in both years. No options were granted in 2001.

Income Taxes

     Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes provided for temporary differences between amounts of assets and liabilities recorded for tax and financial reporting purposes.

     No provision has been made for US or additional foreign taxes on $323,923,000 of undistributed earnings of foreign subsidiaries. Sequa intends to permanently reinvest these earnings in its foreign operations, except where it is able to repatriate the earnings to the US without any material incremental tax provision.

Note 2.  Trade Receivables, Net

     Sequa Receivables Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement (RPA) which was extended from its original expiration date of November 13, 2003 through November 16, 2006. Under the RPA, SRC may sell an undivided percentage ownership interest up to a maximum participation of $75,000,000 in Sequa's eligible domestic trade receivables through a bank administered multi-seller commercial paper conduit. The maximum participation under the RPA is lower than the $120,000,000 maximum provided at December 31, 2002, primarily due to the absence of receivables related to the ARC propulsion business which has been sold, a narrowing of eligible receivables to domestic customers and fewer banks participating in this market as a whole. Back-up liquidity lines provided by two banks are annually renewable at the banks' option and contain a net worth covenant applicable to Sequa. The sale of receivables through the bank administered conduit is funded through the sale of A1/P1 rated commercial paper. SRC's discount expense is 1.25% above the commercial paper rate. SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125," transactions under the RPA qualify as a sale of receivables. At December 31, 2003, no trade receivables were sold under the RPA as Sequa repurchased the undivided percentage ownership interest previously sold using cash collections on its accounts receivable during the second quarter. At December 31, 2002, trade receivables are net of receivables sold under the RPA of $80,000,000. Other, net in the Consolidated Statement of Operations includes discount expense related to the sale of receivables of $566,000 in 2003, $1,297,000 in 2002 and $4,102,000 in 2001.

     Trade receivables at December 31, 2003 and 2002 are reduced by allowances for doubtful accounts of $15,558,000 and $15,483,000, respectively.

Note 3.  Inventories

     The components of inventories are as follows:
(Amounts in thousands)
At December 31,	2003	2002

Finished goods	$198,558	$186,194
Work in process	115,782	105,083
Raw materials	106,428	94,851
Customer deposits	(16,624)	(13,987)

	$404,144	$372,141

Note 4.  Investments and Other Receivables

     Sequa's investments and other receivables consist of the following items:
(Amounts in thousands)
At December 31,	2003	2002

Investments in unconsolidated joint ventures	$59,215	$42,547
Cash surrender value of corporate-owned
life insurance	14,347	10,983
Restricted cash re letter of credit facility	8,930	-
Cash collateral at an insurance carrier	4,240	8,381
Other receivables	3,820	4,523

	$90,552	$66,434

     Investment in unconsolidated joint ventures. Sequa has investments in numerous unconsolidated joint ventures, primarily in the Aerospace segment.

     Chromalloy is a partner in joint ventures aimed at strengthening its ties to certain original equipment manufacturers and airline customers, as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements. Sequa's investment in Chromalloy's joint ventures was $57,309,000 and $40,641,000 at December 31, 2003 and 2002, respectively. The combination of income and losses of Chromalloy's joint ventures was income of $9,673,000 in 2003, $263,000 in 2002 and $660,000 in 2001. The largest of the Chromalloy joint ventures are discussed in the following paragraphs.

     In the second quarter of 2003, Chromalloy and Siemens Westinghouse Power Corporation and Siemens Aktiengesellschaft (collectively referred to as Siemens) established a global cooperation consisting of joint ownership of three operating companies providing service and repairs for heavy industrial gas turbines manufactured by other companies, and for gas turbines based on the mature technologies of Siemens and its affiliates. The three operating companies are: TurboCare Gas Turbine Services LLC (TCGTS), Turbine Services Ltd (TS) and Gas Turbine Technologies, S.p.A. (GTT).

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

     Chromalloy has a 51% ownership interest in, and operating control over, TS. The financial statements of TS are consolidated with those of Sequa and a Siemens minority interest is reflected. Chromalloy contributed the assets of its UK and Thailand industrial gas turbine operations and its 49% ownership interest in its MJB joint venture to TS. MJB, a partnership with Mohammed Bin Masaood & Sons, provides repair and maintenance services for industrial gas turbines from a facility in the United Arab Emirates. Sequa has guaranteed up to $6,589,000 of MJB's bank line of credit. At December 31, 2003, there were no amounts outstanding under this facility. TS serves Europe, the Far East and the Middle East.

     Chromalloy has a 20% ownership interest in GTT. Siemens contributed the assets of an Italian facility to GTT. GTT serves Italy and certain other countries.

     Chromalloy has a 52.6% ownership interest in a component manufacturing operation that produces new replacement parts for jet engines. The 52.6% ownership interest does not equate to a controlling interest, primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions. While Chromalloy's partners in this joint venture are major commercial airlines, whose industry has been under significant pressures, management believes that the venture is adequately capitalized.

     Chromalloy has two 50/50 joint ventures with Rolls-Royce plc: Turbine Surface Technologies Ltd (TSTL), which provides advanced coatings for Rolls-Royce turbine components, and Turbine Repair Technologies Ltd (TRTL), which provides advanced component repair services for certain Rolls-Royce engines. Sequa has guaranteed 50% of TSTL's future lease payments under the terms of a capitalized lease as well as 50% of an overdraft facility. Total amounts subject to the guarantees, which were provided in early 2002 and in 2001, may not exceed 11,500,000 British pounds. At December 31, 2003, 6,481,000 British pounds were outstanding related to the guarantee.

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

     Summarized financial information for Sequa's joint ventures in the aggregate is as follows:
(Amounts in thousands)
At December 31,	2003	2002

Balance sheet
Current assets	$140,873	$62,749
Noncurrent assets	115,025	59,038
Current liabilities	68,865	35,335
Noncurrent liabilities	43,491	20,478

(Amounts in thousands)
Year ended December 31,	2003	2002	2001

Statement of Operations
Sales	$227,376	$153,293	$139,793
Operating income	25,591	879	1,280
Net income	23,691	(2,267)	(1,131)

     Restricted cash and cash collateral. Sequa's ability to obtain letters of credit and security bonds for financial guarantees had been limited due both to debt ratings that are below investment grade and to the absence of a secured bank credit agreement. In September 2003, Sequa finalized a $50,000,000 facility with a major global bank for the issuance of letters of credit.. The facility, which is secured by the assets of the Specialty Chemicals segment, requires an initial cash collateral balance of 5,000,000 British pounds, increasing to 15,000,000 British pounds by 2006. In December 2002, Sequa had deposited $8,381,000 with an insurance carrier, as collateral against future expected claims, when the surety market for financial guarantees became extremely limited and Sequa was unable to renew a surety bond. The amount was refunded when Sequa provided a supporting letter of credit in the fourth quarter of 2003. In April 2003, Sequa deposited $4,724,000 with an insurance carrier to guarantee certain environmental remediation costs. The policy can be canceled upon Sequa satisfying certain Environmental Protection Agency required financial ratios or the issuance of a letter of credit. However, this policy may be canceled only on an annual anniversary. Of the $4,724,000, $4,240,000, plus interest earned on the deposit less any claims paid, is refundable.

Note 5.   Discontinued Operations

     On October 17, 2003, Sequa, through its ARC subsidiary, completed the sale of substantially all of the assets -- including the shares of ARC UK Limited -- and certain of the liabilities related to the propulsion business of ARC (collectively referred to as the ARC propulsion business). The sale to Aerojet was pursuant to an agreement entered into by ARC on May 2, 2003. ARC Automotive, Sequa's automotive airbag inflator operation, was not included in the sale to Aerojet. Aerojet has entered into a long-term supply contract and license agreement to provide propellant and propellant development to ARC Automotive.

     The sale price was $133,000,000 in cash subject to certain adjustments, and Sequa recorded a preliminary after-tax gain of $3,104,000 after closing costs primarily consisting of direct selling costs as well as costs relating to future lease payments, real estate taxes, and the impairment of leasehold improvements on a leased facility that was excluded from the sale. The facility will be undergoing environmental remediation over its remaining lease term and cannot be returned to the landlord, or subleased for other productive purposes, until such remediation is complete.

     During 1991, Sequa adopted a formal plan to divest the investment portfolio of its leasing subsidiary, Sequa Capital Corporation (Sequa Capital), and to classify it as a discontinued operation. Sequa Capital's remaining investment in leveraged leases will be liquidated over the next 11 years as rentals are received and residual values are realized. Debt of discontinued operations represents the remaining amounts owed under the non-recourse securitization of Sequa Capital's leveraged lease portfolio in 1994. The debt, which is serviced by the leveraged lease cash flow stream including residual proceeds, will be paid off in 2004.

     Sequa's investment in the leveraged lease portfolio is subject to risks associated with the ultimate realizability of estimated residual values, as well as the continuing creditworthiness of the various lessees. Certain of the leases concern aircraft leased to major commercial airlines including one with United Airlines (UAL). In December 2002, UAL filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code of 1986, as amended (Bankruptcy Code). In December 2002, Sequa recorded a $10,960,000 after-tax charge of which $6,291,000 relates to the write-off of the net investment in the UAL lease. The balance of the after-tax charge relates to a permanent decline in the realizability of remaining aircraft residual values. The effect of the after-tax charge from discontinued operations reduced basic earnings per share by $1.05. At December 31, 2003, Sequa's remaining investment in aircraft leases with major commercial airlines totaled $35,832,000 of which $16,710,000 relates to American Airlines, Inc.; $15,422,000 relates to Delta Airlines, Inc; and $3,700,000 relates to Continental Airlines, Inc.

     Assets and liabilities of discontinued operations are separately presented in the Consolidated Balance Sheet with the assets and liabilities of the ARC propulsion business classified as current at December 31, 2002. The components of discontinued operations included in the Consolidated Balance Sheet are as follows:

(Amounts in thousands)
At December 31,	2003	2002

Current assets:
Assets of ARC propulsion:
Current assets	$-	$56,308
Property, plant and equipment, net	-	43,142
Goodwill	-	34,758
Other noncurrent assets	-	1,139
Investment in leveraged leases	21,122	-

Total current assets	$21,122	$135,347

Long-term assets:
Investment in leveraged leases	$70,607	$112,916
Other assets	6,144	6,182

Total long-term assets	$76,751	$119,098

Current liabilities:
Liabilities of ARC propulsion:
Current liabilities	$-	$23,599
Other noncurrent liabilities	-	9,621
Debt and related accrued interest	7,440	-

Total current liabilities	$7,440	$33,220

Long-term liabilities:
Debt and related accrued interest	$-	$32,697
Other liabilities	1,787	2,106

Total long-term liabilities	$1,787	$34,803

     Income (loss) from discontinued operations relates to the ARC propulsion business, as well as the 2002 write-off of the net investment in the UAL lease and the permanent decline in the realizability of remaining aircraft residual values, and can be summarized as follows:
(Amounts in thousands)
Year ended December 31,	2003	2002	2001

ARC propulsion business:
Sales	$111,709	$143,512	$136,254
Costs and expenses	104,843	131,025	143,790

Operating income (loss)	6,866	12,487	(7,536)
Other income	903	479	(253)

Income (loss) before income taxes	7,769	12,966	(7,789)
Income tax (provision) benefit	(4,300)	(5,500)	600

Income before the effect of a change in accounting principle	3,469	7,466	(7,189)
Effect of a change in accounting principle, net of tax	-	(101,799)	-

Income (loss) before gain on sale	3,469	(94,333)	(7,189)
Gain on sale of business, net of tax	3,104	-	-

Income (loss) from ARC propulsion	6,573	(94,333)	(7,189)
Write-offs on leveraged lease portfolio, net of tax	-	(10,960)	-

Income (loss) from discontinued
operations	$6,573	$(105,293)	$(7,189)

Note 6.  Property, Plant and Equipment, Net

     Property, plant and equipment, net consists of the following:
(Amounts in thousands)
At December 31,	2003	2002

Land and improvements	$28,910	$27,918
Buildings and improvements	248,859	241,705
Machinery and equipment	977,826	911,804
Construction in progress	17,454	24,820

	1,273,049	1,206,247
Accumulated depreciation	(825,489)	(748,690)

	$447,560	$457,557

     Depreciation expense was $72,600,000 in 2003, $70,913,000 in 2002 and $71,202,000 in 2001.

Note 7. Goodwill

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

     Sequa completed the transitional impairment review required under SFAS No. 142 and recorded, effective January 1, 2002, a non-cash charge related to continuing operations of $12,965,000 (net of a related tax benefit on deductible goodwill of $7,777,000) as the effect of a change in accounting principle in the Consolidated Statement of Operations. A non-cash, after-tax charge of $101,799,000, relating to the ARC propulsion business, was reclassified to the results of discontinued operations in the Consolidated Statement of Operations. The fair value of Sequa's reporting units was measured using an income approach based on a present value technique of estimated expected future cash flows. The transitional charge related to continuing operations was for the ARC Automotive ($3,128,000) reporting unit of the Automotive segment and the MEGTEC Systems ($9,036,000) and After Six ($801,000) reporting units of the Other Products segment. The effect of the change in accounting principle, relating to continuing operations, reduced basic earnings per share by $1.25 in 2002.

     Pursuant to SFAS No. 142, goodwill is to be reviewed for impairment on an annual basis. Sequa has selected October 1 as the date for subsequent reviews. Sequa reviewed its goodwill as of October 1, 2003 and 2002 and determined that no further impairment of goodwill had occurred.

     The $2,854,000 increase in goodwill in the Consolidated Balance Sheet is attributable to foreign currency translation adjustments.

     Amortization of goodwill ceased effective January 1, 2002 and the adjusted comparative impact can be summarized as follows:
(Amounts in thousands)
Year ended December 31,	2003	2002	2001

Reported income from continuing
operations	$4,865	$1,716	$15,238
Goodwill amortization included in:
Selling, general and administrative
expenses as adjusted to exclude patent
and trademark amortization	-	-	7,716
Equity in loss of unconsolidated joint ventures	-	-	531
Tax benefit on deductible goodwill	-	-	(1,340)

Adjusted income from continuing
operations	$4,865	$1,716	$22,145

Basic earnings per share:
Reported earnings per share from
continuing operations	$.27	$(.03)	$1.27
Goodwill amortization, net of tax benefit	-	-	.66

Adjusted earnings per share from
continuing operations	$.27	$(.03)	$1.93

     Details of remaining goodwill balances by segment are included in Note 24 to these Consolidated Financial Statements.

Note 8.  Deferred Charges and Other Assets

     Deferred charges and other assets consist of the following items:
(Amounts in thousands)
At December 31,	2003	2002

Prepaid pension cost	$74,227	$5,852
Debt issuance costs	9,439	8,966
Patents and trademarks	6,186	5,562
Other	7,373	9,451

	$97,225	$29,831

Note 9.  Indebtedness

     Long-term debt is as follows:
(Amounts in thousands)
At December 31,	2003	2002

Senior unsecured notes, at 9%, due 2009	$498,000	$498,000

Senior unsecured notes, at 8 7/8%, due 2008	300,000	200,000

Other, at weighted average interest rates of 4.5% and 4.2%,
respectively, payable in varying amounts through 2007	2,674	9,349

	800,674	707,349

Less current maturities	(2,508)	(3,014)

	$798,166	$704,335

     On June 5, 2003, Sequa completed an offering of $100,000,000 of Series A 8 7/8% Senior Notes due April 1, 2008 through a private placement under Rule 144A of the Securities Act of 1933, as amended (the Securities Act). Net proceeds received on the 8 7/8% Senior Notes offering, which were sold at a premium of 102.5% for an effective yield of 8.23%, amounted to $101,000,000 and are being used for general corporate purposes. The notes are part of a single series of 8 7/8% Senior Notes, of which $200,000,000 were issued in 2001. On September 19, 2003, Sequa completed its offer to exchange all outstanding Series A 8 7/8% Senior Notes due April 1, 2008 that were issued on June 5, 2003 for up to $100,000,000 of registered Series B 8 7/8% Senior Notes due April 1, 2008. All $100,000,000 of outstanding notes were exchanged. The terms of the new Series B 8 7/8% Senior Notes -- including principal amount, interest rate, maturity, security and ranking -- are substantially the same as the terms of the original notes, with the principal exception that the new notes are registered under the Securities Act.

     In anticipation of Sequa's $100,000,000 8 7/8% Senior Notes offering, Moody's downgraded its ratings on Sequa debt from Ba3 to B1 and changed its rating outlook from negative to stable. Standard & Poor's Rating Services affirmed Sequa's BB- rating with a negative outlook but removed Sequa from CreditWatch where it was placed in March 2003. Fitch Ratings downgraded its ratings on Sequa's debt from BB- to B+ and changed its rating outlook from negative to stable.

     The aggregate maturities of total long-term debt during the next five years are $2,354,000 in 2004, $0 in 2005, $0 in 2006, $61,000 in 2007 and $300,000,000 in 2008, excluding the amortizable discount and premium associated with the 9% and 8 7/8 % Senior unsecured notes.

Note 10.  Income Taxes

     The components of income (loss) from continuing operations before income taxes were:
(Amounts in thousands)
Year ended December 31,	2003	2002	2001

Domestic	$(41,594)	$(35,236)	$(66,235)
Foreign	43,259	27,352	38,373

	$1,665	$(7,884)	$(27,862)

     The income tax benefit related to continuing operations consisted of:
(Amounts in thousands)
Year ended December 31,	2003	2002	2001

United States Federal
Current	$374	$(1,993)	$727
Deferred	(18,174)	(19,307)	(21,615)
State and local	(1,195)	915	202
Foreign	15,795	10,785	13,586

	$(3,200)	$(9,600)	$(7,100)

     The income tax benefit related to continuing operations is different from the amount computed by applying the US Federal statutory income tax rate of 35% to income (loss) from continuing operations before income taxes. The reasons for this difference are as follows:
(Amounts in thousands)
Year ended December 31,	2003	2002	2001

Computed income taxes at statutory rate	$583	$(2,761)	$(9,752)
State and local taxes, net of Federal income
tax benefit	1,447	595	131
Goodwill amortization	-	-	1,668
Foreign subsidiaries at different tax rates	(1,515)	1,144	29
Foreign losses/(earnings) not benefited/(provided)	1,850	1,841	(331)
Increase to net operating loss carryforward due to
completion of Internal Revenue Service audit	-	(4,149)	-
Reversal of reserves	(2,800)	(2,402)	-
Extraterritorial income	(578)	(1,832)	-
Other, net	(2,187)	(2,036)	1,155

	$(3,200)	$(9,600)	$(7,100)

     In 2003, Sequa reversed $2,800,000 of income tax reserves no longer required based on a current analysis of probable exposures. In 2002, Sequa reversed $2,402,000 of income tax reserves no longer required, due to the completion of tax audits at two foreign units.

     The deferred tax provision represents the change in deferred tax assets and liabilities from the beginning of the year to the end of the year resulting from changes in the temporary differences between the financial reporting basis and the tax basis of Sequa's assets and liabilities.

     Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities are as follows:

(Amounts in thousands)
At December 31,	2003

	Deferred	Deferred
	Tax	Tax
	Assets	Liabilities

Accounts receivable allowances	$4,354	$-
Inventory valuation differences	23,506	333
Depreciation	5,702	42,367
Amortizable assets including goodwill	8,587	-
Lease and finance transactions	-	65,925
Accruals not currently deductible for tax purposes	39,084	-
Pension liability	16,956	22,061
Tax net operating loss carryforward	84,823	-
Alternative minimum tax credit carryforward	29,529	-
Other tax credit carryforwards	4,786	-
All other	15,012	13,535

Subtotal	232,339	144,221
Valuation allowance	(22,950)	-

Total deferred taxes	$209,389	$144,221

(Amounts in thousands)
At December 31,	2002

	Deferred	Deferred
	Tax	Tax
	Assets	Liabilities

Accounts receivable allowances	$4,391	$-
Inventory valuation differences	21,830	316
Recognition of income on long-term contracts	2,212	3,692
Depreciation	5,938	47,867
Amortizable assets including goodwill	9,014	-
Lease and finance transactions	-	87,036
Accruals not currently deductible for tax purposes	50,260	-
Pension liability	47,420	-
Tax net operating loss carryforward	75,518	-
Alternative minimum tax credit carryforward	27,760	-
Other tax credit carryforwards	7,202	-
All other	22,926	19,018

Subtotal	274,471	157,929
Valuation allowance	(22,409)	-

Total deferred taxes	$252,062	$157,929

     On July 25, 2001, the Internal Revenue Service (IRS) issued notification to Sequa that a settlement agreement concerning the 1989 restructuring of two subsidiaries was approved. The restructuring involved the sale of a majority interest in one subsidiary to another subsidiary to facilitate the transfer of technology and to enhance their joint research and development activities. As part of the restructuring, a separate transaction was concluded whereby the remaining minority interest of the subsidiary was sold to a major financial institution to enable Sequa to raise capital while maintaining a program to repurchase Sequa shares in the open market. The IRS notification finalized Sequa's tax liability in the matter. While management believed that its tax position was appropriate, it had taken the conservative position of providing reserves to cover an adverse outcome. The tax refund on the loss generated by the restructuring transaction was established as a reserve in 1989 with additional accruals of interest made thereafter. The total amount ultimately involved was approximately $59,000,000 composed of the potential liability associated with the restructuring and related tax issues; interest expense, net of tax benefit, from the date of the resulting tax refund; and deferred tax assets for portions of tax loss and credit carryforwards which could be utilized in a settlement. In October 1998, Sequa made a deposit of $24,000,000 with the IRS against the expected liability for additional tax and interest that could have been assessed against Sequa related to certain of these tax matters. The deposit stopped the running of interest with respect to the amount deposited. As a result of the settlement, no additional tax payment was necessary and $36,000,000, representing the reversal of income tax reserves no longer required, was recorded as income through a reduction in the income tax provision. The amount is separately identified in the Consolidated Statement of Income. No additional adjustment concerning the final amount of interest owed was required. The impact of the settlement was to increase basic earnings per share from continuing operations by $3.47 in 2001.

     A valuation allowance has been established to reduce the deferred tax asset recorded for certain tax credits that may expire unutilized and to reduce the tax benefit recorded for a portion of the cumulative losses of foreign subsidiaries. The alternative minimum tax credit carryforward does not expire and can be carried forward indefinitely. Sequa has a domestic tax net operating loss carryforward of $193,375,000 at December 31, 2003 that expires in 2009 through 2022.

     Management believes that its domestic net operating loss carryforwards, as well as the remaining $21,061,000 deferred tax asset established through other comprehensive income in recording a minimum required pension liability, will be utilized before their expiration through future reversals of existing taxable temporary differences, future earnings and available tax planning strategies. Sequa's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions; the state of the airline industry and other major markets; competitive pressures on sales and margins; and other factors beyond management's control. There can be no assurance that Sequa will meet its expectations for future domestic taxable income in the carryforward period or that available tax strategies can be enacted. However, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income and available tax strategies will be sufficient to fully realize the domestic net operating loss carryforwards and deferred tax assets at December 31, 2003.

Note 11.  Accrued Expenses

     Sequa's accrued expenses consist of the following items:

(Amounts in thousands)
At December 31,	2003	2002

Salaries and wages	$47,372	$45,437
Interest	25,429	23,542
Current portion of pension liabilities	7,250	27,139
Restructuring	3,918	5,413
Current portion of environmental liabilities	5,000	6,000
Current portion of casualty insurance liabilities	6,600	6,200
Warranty	11,862	9,921
Customer rebates	13,874	12,567
Royalties	3,311	3,347
Insurance	6,889	6,645
Taxes other than income	5,327	6,122
Other	31,748	38,192

	$168,580	$190,525

     Casualty insurance reserves relate to worker's compensation, product and general liability and automobile insurance coverage for which Sequa is self insured with respect to a per-claim deductible of $500,000 to $750,000 depending on the policy year. Casualty insurance reserve requirements are determined through an annual actuarial review of historical losses and claim growth rates performed by a third party. The review projects the estimated ultimate total losses by policy year and recognizes incurred but not reported claims. Casualty insurance reserves are at undiscounted amounts.

     Warranty costs primarily relate to the MEGTEC Systems and Sequa Can Machinery operations of the Other Products segment. Both of these units sell equipment that is substantial in size, complexity, workload requirements and cost. Warranties issued are generally 12 to 18 months from the date of installation. Warranty reserves are primarily established using a percentage of sales based on past loss experience. Warranty reserve activity is summarized as follows:
(Amounts in thousands)
Year ended December 31,	2003	2002	2001

Warranty reserves at beginning of year	$11,022	$13,496	$12,999
Warranties issued	8,313	6,978	7,575
Settlements issued	(6,841)	(9,889)	(8,901)
Changes in liability for pre-existing warranties,
including expirations	(198)	(201)	903
Warranty reserves acquired through acquisitions	-	-	1,136
Foreign currency translation adjustments	614	638	(216)

Warranty reserves at end of year	12,910	11,022	13,496
Long-term portion	(1,048)	(1,101)	(687)

Current portion	$11,862	$9,921	$12,809

     Customer rebate agreements are primarily based on sales volume. Most agreements are annual in nature although certain monthly, three-month and six-month agreements exist. Rebate-related charges are accrued monthly over the specific agreement period based on actual and/or forecasted sales volumes. Rebate charges are netted against sales in the Consolidated Statement of Operations.

     Other accrued expenses include such items as legal reserves, professional services, customer claims, utilities and commissions. No item in this category is individually greater than 5% of total current liabilities.

Note 12.  Other Noncurrent Liabilities

     Sequa's other noncurrent liabilities consist of the following items:

(Amounts in thousands)
At December 31,	2003	2002

Defined benefit pension plans	$59,915	$124,162
Minority interest	13,420	-
Environmental liabilities	11,637	12,059
Casualty insurance liabilities	8,346	9,489
Deferred compensation	2,748	2,612
Other	30,379	21,621

	$126,445	$169,943

Note 13.  Financial Instruments

     Sequa utilizes forward foreign exchange contracts and derivatives thereof to reduce exposure to foreign currency fluctuations on certain existing assets and liabilities, firm commitments and anticipated transactions. Sequa also utilizes natural gas swap agreements to convert a portion of its estimated natural gas requirements to fixed rates. Sequa's accounting policies with respect to these financial instruments are described in Note 1. At December 31, 2003 and December 31, 2002, Sequa had forward foreign exchange contracts and derivatives thereof with notional amounts primarily denominated in Euros: 34,157,000 and 70,757,000 respectively; in US dollars: 8,964,000 and 6,270,000. At December 31, 2003 and December 31, 2002, Sequa had effective cash flow hedges in the form of natural gas swaps with notional amounts of $1,538,000 and $1,431,000, respectively, that fixed the price of a portion of its natural gas requirements for the first-quarter periods of 2004 and 2003.

     The following table presents the carrying amounts and fair values of Sequa's derivative and non-derivative financial instruments:
(Amounts in thousands)
At December 31,	2003		2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Cash and cash equivalents	$184,293	$184,293	$138,814	$138,814
Forward foreign exchange
contracts	1,543	1,543	1,153	1,153
Natural gas swap	402	402	304	304
Liabilities
Current and long-term debt	800,674	874,216	707,349	672,449
Forward foreign exchange
contracts	946	946	1,510	1,510

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

     The status of all of Sequa's significant domestic and foreign defined benefit plans was as follows:

			Unfunded
	Funded Defined		Supplemental
	Benefit Pension		Retirement
(Amounts in thousands)	Plans		Plans

At December 31,	2003	2002	2003	2002

Change in Benefit Obligation

Benefit obligation at beginning
of year	$389,683	$331,458	$19,883	$23,958
Service cost	11,908	10,089	488	363
Interest cost	25,663	24,636	1,322	1,270
Actuarial loss (gain)	42,954	36,628	1,970	(5,087)
Plan amendments	3,240	1,093	77	33
Special termination benefit	-	44	-	-
Curtailments	(9,510)	-	-	-
Participant contributions	932	792	-	-
Benefits paid	(21,424)	(20,409)	(1,147)	(654)
Translation adjustment	7,775	5,352	-	-

Benefit obligation at end of year	$451,221	$389,683	$22,593	$19,883

Change in Plan Assets

Fair value of plan assets at
beginning of year	$238,575	$263,590	$-	$-
Actual return on plan assets	62,857	(37,200)	-	-
Contributions	107,742	27,784	1,147	654
Benefits paid	(21,424)	(20,409)	(1,147)	(654)
Translation adjustment	6,255	4,810	-	-

Fair value of plan assets at end
of year	$394,005	$238,575	$-	$-

Reconciliation of Funded Status

Funded status	$(57,216)	$(151,108)	$(22,593)	$(19,883)
Unrecognized net actuarial loss (gain)	139,120	153,560	(897)	(2,919)
Unrecognized prior service cost	7,437	5,852	991	1,131
Unrecognized transition asset	394	520	-	-

	$89,735	$8,824	$(22,499)	$(21,671)

Included in:

Deferred charges	$74,227	$5,852	$-	$-
Accrued expenses	(7,250)	(27,139)	-	-
Other noncurrent liabilities	(37,416)	(102,491)	(22,499)	(21,671)
Accumulated other comprehensive
loss	60,174	132,602	-	-

	$89,735	$8,824	$(22,499)	$(21,671)

     The accumulated benefit obligation for all of Sequa's significant domestic and foreign defined benefit plans was $425,192,000 and $370,541,000 at December 31, 2003 and 2002, respectively.

     Information with respect to those funded defined benefit plans with an accumulated benefit obligation in excess of plan assets is as follows:
(Amounts in thousands)

At December 31,	2003	2002

Projected benefit obligation	$214,539	$389,683
Accumulated benefit obligation	206,115	370,541
Fair value of plan assets	162,263	238,575

     In 2003, Sequa contributed $92,634,000 to its largest defined benefit plan. At December 31, 2003, the fair market value of this plan's assets were in excess of its accumulated benefit obligation.

     The periodic net pension cost of all of Sequa's significant domestic and foreign defined benefit plans includes the following components:
	Funded Defined
(Amounts in thousands)	Benefit Pension Plans

Year ended December 31,	2003	2002	2001

Service cost	$11,908	$10,089	$9,989
Interest cost	25,663	24,636	23,202
Expected return on assets	(20,688)	(24,093)	(25,963)
Amortization of net transition amount	180	(100)	(639)
Amortization of prior service cost	2,047	1,054	833
Recognized net loss (gain)	7,566	1,624	280

Net periodic pension cost	26,676	13,210	7,702
Loss due to curtailments/early retirement
enhancements	914	51	1,511

	$27,590	$13,261	$9,213

	Unfunded Supplemental
(Amounts in thousands)	Retirement Plans

Year ended December 31,	2003	2002	2001

Service cost	$488	$363	$336
Interest cost	1,322	1,270	1,669
Amortization of prior service cost	217	241	268
Recognized net (gain) loss	(52)	(215)	-

Net periodic pension cost	$1,975	$1,659	$2,273

     On October 17, 2003, Sequa, through its ARC subsidiary, completed the sale of substantially all of the assets -- including the shares of ARC UK Limited -- and certain of the liabilities related to the propulsion business of ARC. The benefit obligations and plan assets of the Atlantic Research Corporation Employees' Pension Plan were retained by Sequa and benefits were frozen for transferred propulsion employees as well as ARC Automotive employees. The periodic net pension cost included in the results of the ARC propulsion discontinued operation was $3,858,000 in 2003, $2,242,000 in 2002 and $1,763,000 in 2001.

     Assumptions. The weighted average assumptions used to determine benefit obligation and the net periodic benefit cost are as follows:
	Benefit Obligations

At December 31,	2003	2002

Discount rate	6.00%	6.75%
Rate of compensation increase	(a)	(a)

	Net Periodic Benefit Cost

At December 31,	2003	2002	2001

Discount rate	6.75%	7.50%	7.75%
Expected long-term return on plan assets	8.30%	9.00%	9.00%
Rate of compensation increase	(a)	(a)	4.50%

  A graded rate of increase in compensation levels was utilized: 3.0% in 2002, 3.5% in 2003, 4.0% in 2004 and 4.5% thereafter.

     In determining the expected return on plan assets, Sequa considers the allocation of plan assets, the historical performance of total plan assets and economic and other indicators of future performance. In addition, Sequa may consult with and consider the opinions of financial and other professionals in developing appropriate return benchmarks.

     Contributions. Sequa contributed $102,750,000 to its domestic defined benefit pension plans in 2003. Sequa expects to contribute approximately $7,250,000 to its domestic defined benefit pension plans in 2004.

     Beginning in 2002, Sequa's minimum pension contributions are determined using a three-year asset smoothing methodology. This approach is one of the allowed methods of calculating pension contributions under Internal Revenue Service regulations and serves to lessen the effect that dramatic swings in the equity markets have on the value of plan assets used in determining levels of funding.

     Plan Assets. Sequa's investment strategy with respect to its domestic defined benefit pension plans is to maintain a broadly diversified portfolio of various asset classes aimed at capturing market returns commensurate with the volatility of each asset class while maintaining a framework of acceptable risk through an overall allocation strategy. The assets of Sequa's domestic defined benefit pension plans are commingled in a master trust at a major financial institution in order to minimize expenses through economies of scale. Assets of the master trust are managed by a number of investment managers including passive/index management by the master trust institution. However, investment managers offering expertise in a specific investment strategy manage the majority of the assets. Selection of investment managers and the allocation of assets to those managers are determined by a committee consisting of senior corporate officers. Sequa's investment policy allows for an investment in Sequa equity and/or debt securities up to 10% of plan assets at fair market value on the date of investment in such securities. Investments are allowed in private equity funds that are established by financial institutions to acquire or invest in existing companies. The investment performance of the master trust's assets is presented each quarter to Sequa's board of directors.

     Sequa's investment strategy with respect to the overall allocation of assets and the actual allocation at December 31, 2003 and 2002 are as follows:
	Targeted
	Investment	At December 31,

	Range	2003	2002

Equities:
US diversified	30-50%	43.9%	39.3%
Foreign	5-20	8.4	6.7
Sequa common stock	0-10	8.0	11.1
Emerging market	5-15	2.6	2.9

Total equities	40-95%	62.9%	60.0%

High yield and other debt securities	10-35	12.3	18.5
Real estate including REITs	5-15	9.4	7.8
Private equity	0-10	5.3	7.9
Cash and cash equivalents	5-15	10.1	5.8

		100.0%	100.0%

     Employees not covered by the defined benefit plans discussed above generally are covered by multiemployer plans as part of collective bargaining agreements or by small local plans. Pension expense for these multiemployer plans and small local plans was not significant in the aggregate.

     Sequa's domestic non-union employees are eligible to participate in Sequa's 401(k) plans. Expenses recorded for Sequa's matching contributions under these plans with respect to continuing operations were $4,187,000 in 2003, $2,896,000 in 2002 and $3,969,000 in 2001. Starting in the fourth quarter of 2001 and through the second quarter of 2002, Sequa suspended its matching contribution to the 401(k) plans as a cost containment measure.

     Postretirement health care and other insurance benefits are provided to certain retirees. The actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, are as follows:
	Other
(Amounts in thousands)	Postretirement Benefits

At December 31,	2003	2002

Change in Benefit Obligation

Benefit obligation at beginning of year	$943	$1,294
Service cost	29	37
Interest cost	50	94
Actuarial (gain) loss	(14)	(449)
Plan amendments	-	-
Curtailments	(307)	-
Participant contributions	9	11
Benefits paid	(39)	(44)

Benefit obligation at end of year	$671	$943

     Net periodic postretirement benefit cost includes the following components:
	Other
(Amounts in thousands)	Postretirement Benefits

Year ended December 31,	2003	2002	2001

Service cost	$29	$37	$32
Interest cost	50	94	84
Amortization of net loss	4	73	95
Amortization of unrecognized prior
service cost	7	(69)	(82)
Amortization of transition obligation	-	-	-

Net periodic postretirement benefit cost	90	135	129
Gain due to curtailments/settlements	(308)	-	-

	$(218)	$135	129

     Discount rates used in valuing the benefit obligation and net periodic benefit cost of the unfunded postretirement health care and other insurance benefits are consistent with those used in valuing the defined benefit pension plans. An average health care cost trend rate was assumed of approximately 11%, progressively decreasing to approximately 6.5% in the year 2009 and thereafter. A one percent point change in the assumed health care cost trend rate would not have a material effect on the postretirement benefit obligation or on the aggregate service cost and interest cost components.

     Postretirement health care obligations exclude amounts assumed by Aerojet with respect to ARC propulsion employees. The decrease in the 2003 postretirement benefit obligation as compared with 2002 reflects the effect of restructuring activities at Casco Products of the Automotive segment, which transferred its Connecticut manufacturing operation to other, lower cost facilitates.

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

     At December 31, 2003, 4,411,263 shares of Sequa Class A common stock were reserved for the conversion of preferred and Class B common stock, and for the exercise of outstanding stock options.

     The following table summarizes shares held in treasury:
At December 31,	2003	2002	2001

Class A common stock	212,225	218,809	224,816
Class B common stock	397,283	397,283	397,283
Preferred stock	383,990	383,990	383,990

     During the years ended December 31, 2003 and 2002, no cash dividends were declared on Sequa Class A common shares or Class B common shares.

Note 16.  Equity Compensation Plans

     Sequa currently has four equity compensation plans in effect: the 1998 Key Employees Stock Option Plan, the 1998 Directors' Stock Compensation Plan (as amended as of January 1, 1999), the 2003 Six Sigma Restricted Stock Plan and the 2003 Directors' Stock Award Plan.

     1998 Key Employees Stock Option Plan. This incentive and nonqualified stock option plan, which was approved by security holders, provides for the granting of options on Sequa's Class A common stock to key employees. The option price per share may not be less than the fair market value of the Class A common stock on the date the option is granted and the maximum term of an option may not exceed ten years. Options primarily vest in three equal annual installments, commencing on the first anniversary of the grant date. Under the terms of the 1998 Key Employees Stock Option Plan, Sequa is authorized to grant to officers and other key employees options to purchase up to a total of 950,000 shares of Class A common stock.

     On September 25, 2003, Sequa granted 495,000 options on Sequa's Class A common stock to key employees under the provisions of the 1998 Key Employees Stock Option Plan. Vested options totaling 309,100 had previously expired in September 2003. The total fair value of the options granted on September 25, 2003 was estimated on the date of grant to be $7,787,000 using the Black-Scholes option pricing model. The model's assumptions were as follows: expected option life of 4 years; risk free interest rate of 2.56%; expected volatility of 44.56% and an expected dividend yield of 0%.

     The following table summarizes the activity related to employee stock options for the three years ended December 31, 2003:
		Weighted
		Average
	Options	Price

Outstanding at December 31, 2000	440,917	$57.13
Granted	-	$-
Expired or Cancelled	(21,650)	$58.00
Exercised	(2,367)	$40.44

Outstanding at December 31, 2001	416,900	$57.18
Granted	9,250	$38.51
Expired or Cancelled	(22,700)	$57.55
Exercised	(37,350)	$55.58

Outstanding at December 31, 2002	366,100	$56.85
Granted	495,000	$41.76
Expired or Cancelled	(330,350)	$57.90
Exercised	-	$-

Outstanding at December 31, 2003	530,750	$42.12

Exercisable at
December 31, 2001	400,234	$57.69
December 31, 2002	351,850	$57.61
December 31, 2003	33,583	$48.09

Available for future grant	384,233	-

Options exercisable at December 31, 2003 range in price from $37.00 to $67.19 per Class A common share.

     1998 Directors' Stock Compensation Plan (as amended as of January 1, 1999). The purpose of this plan, which was not required to be approved by stockholders, is to encourage members of the Board of Directors of Sequa, who are not employed by Sequa or any of its subsidiaries or affiliates, to acquire a proprietary interest or to increase an existing interest in Sequa through the ownership of Class A common stock. The plan enables eligible Directors who participate to defer receipt of their directors' compensation for specified periods of time. Prior to December 31 of every calendar year during his term of office, a eligible Director may elect to participate in the plan by directing that all (but not part) of the compensation to be paid to him in cash during the next immediate twelve months for services as a member of Sequa's Board of Directors be paid in shares of Class A common stock. The stock is valued at the last sales price on the last trading day prior to December 31. Each annual election has a three-year restriction on the transferability of that year's stock which may be extended at the election of the Director for one additional two- or three-year period. During the restricted period, the stock cannot be transferred, pledged, assigned, sold or otherwise disposed of.

     2003 Six Sigma Restricted Stock Plan. This plan was effective August 28, 2003 subject to approval by a majority of votes cast at Sequa's annual meeting of stockholders in 2004, provided that the total vote cast represents over 50% in interest of all stock entitled to vote. The purpose of the plan is to reward those employees of Sequa who successfully complete certain levels of the Operational Excellence Six Sigma Training Program by awarding them shares of Class A common stock. The stock awarded is restricted for a period of two or three years, depending on the level completed, during which time it cannot be transferred, pledged, assigned, sold or otherwise encumbered. The total number of shares awarded under this plan cannot exceed 50,000 shares. Sequa recognizes compensation expense over the restricted period based on the fair value of the stock on the date of grant.

     2003 Directors' Stock Award Plan. This plan was effective December 11, 2003 subject to approval by a majority of votes cast at Sequa's annual meeting of stockholders in 2004, provided that the total votes cast represent over 50% in interest of all stock entitled to vote. The purpose of the plan is to encourage and enable members of the Board of Directors of Sequa Corporation, who are not employed by Sequa or any of its subsidiaries or affiliates, to acquire a proprietary interest or to increase an existing interest in Sequa through the ownership of Class A common stock. The plan provides for the granting of options as approved by the Board of Directors from time to time. The option price per share may not be less than the fair market value of the Class A common stock on the date the option is granted. The options vest after a period of one year and no options may be exercised after the expiration of ten years from the date of grant. At December 31, 2003, no options were outstanding under the plan. The plan also provides that on January 15 of each calendar year beginning with 2004, eligible Directors will receive a grant of restricted Class A common stock having a market value of $10,000, unless the Board determines in its discretion prior to the grant date that a greater or lesser number of shares of restricted stock, or no shares of restricted stock, will be granted on that date. The stock is restricted for a period of one year during which time it cannot be transferred, pledged, assigned, sold or otherwise encumbered. The total number of shares that can be issued pursuant to exercise of options or pursuant to the grant of restricted stock under the plan cannot exceed 50,000 shares of Class A common stock.
Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, or lapse of restrictions on restricted stock	Weighted-average exercise price of outstanding options, or restricted stock	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans
approved by security holders	530,750	$42.12	384,233

Equity compensation plans not
approved by security holders	31,067	$10.22	98,400

Total	561,817	$40.36	482,633

Options granted apart from the 1998 Key Employees Stock Option Plan and the 2003 Directors' Stock Award Plan are rare and have been limited to one former executive officer who has performed work on a consulting basis. Prior to the 2003 Six Sigma Restricted Stock Plan, Sequa, from time to time, would make grants of restricted stock to its Six Sigma participants. The weighted-average exercise price of a restricted stock grant is considered to be zero since the recipient receives the stock contingent on the lapse of restrictions.

Note 17.  Accumulated Other Comprehensive Income (Loss)

     The accumulated balances for each classification of other comprehensive income (loss) are as follows:
(Amounts in thousands)
At December 31,	2003	2002

Cumulative translation adjustment	$29,454	$(12,785)
Unrealized gain on cash flow hedges, net of
tax provision	261	198
Minimum pension liability adjustment, net of
tax benefit	(39,113)	(86,191)

	$(9,398)	$(98,778)

     In 2003, Sequa recorded other comprehensive income of $47,078,000 after tax related to a partial reversal of minimum pension liability adjustments recorded in prior years. The reversal is due to the effect of 2003 contributions to Sequa's largest defined benefit pension plan totaling $92,634,000, as well as a significant improvement in the equity markets. In 2002 and 2001, Sequa recorded additional minimum pension liability adjustments, net of tax benefit, to reflect the shortfall between the accumulated benefit obligation and the fair value of the assets of Sequa's pension plans. The 2002 and 2001 shortfalls were due to declines in the equity markets, as well as lower discount rates utilized to value year-end pension liabilities.

Note 18.  Acquisitions and Dispositions

     On October 17, 2003, Sequa, through its ARC subsidiary, completed the sale of substantially all of the assets -- including the shares of ARC UK Limited -- and certain of the liabilities related to the propulsion business of ARC (collectively referred to as the ARC propulsion business). The sale to GenCorp Inc.'s Aerojet-General Corporation subsidiary (Aerojet) was pursuant to an agreement entered into by ARC on May 2, 2003. ARC Automotive, Sequa's automotive airbag inflator operation, was not included in the sale to Aerojet. Aerojet has entered into a long-term supply contract and license agreement to provide propellant and propellant development to ARC Automotive.

     The sale price was $133,000,000 in cash subject to certain adjustments, and Sequa recorded through discontinued operations a preliminary after-tax gain of $3,104,000 after closing costs primarily consisting of direct selling costs as well as costs relating to future lease payments, real estate taxes, and the impairment of leasehold improvements on a leased facility that was excluded from the sale. The facility will be undergoing environmental remediation over its remaining lease term and cannot be returned to the landlord, or subleased for other productive purposes, until such remediation is complete.

     In 2002, Sequa acquired the remaining 50% interest in its Pacific Gas Turbine joint venture, as well as a small Brazilian machining operation for its Sequa Can Machinery unit. The purchase prices of these acquisitions totaled $9,215,000.

     In February 2001, Sequa completed the sale of the Caval Tool Division of its Chromalloy subsidiary for adjusted cash proceeds of $32,063,000. The sale resulted in a pre-tax gain of $4,250,000.

     In 2001, Sequa made five niche acquisitions comprising a small gas turbine engine repair operation; certain assets and the ongoing automotive airbag inflator business of BAG S.p.A. pursuant to an overall settlement agreement with its former joint venture partner, Key Safety Systems, Inc. (formerly Breed Technologies, Inc.); the remaining 50% interest in its Midwest Metal Coatings joint venture; a specialty chemicals distributor; and the roll handling business of Baldwin Technologies Inc. for the MEGTEC Systems unit. The purchase prices of these acquisitions totaled $12,796,000.

     Acquisitions have been accounted for as purchases; accordingly, operating results are included in the Consolidated Statement of Operations from the dates of purchase. Pro forma combined results of operations giving effect to these acquisitions would not vary materially from historical results.

Note 19.  Restructuring and Related Asset Impairment Charges

     Sequa continued its strategic restructuring program in 2003 in response to difficult economic conditions in certain of its markets and to further ensure its competitive position. In 2003, the Consolidated Statement of Operations includes restructuring charges of $6,217,000, which are composed of $6,211,000 of involuntary termination benefits; $521,000 of relocation charges; a $299,000 qualified pension plan curtailment loss; $74,000 of other restructuring charges; $307,000 of income related to the curtailment of a postretirement health care plan; and $581,000 of income related to a reversal of reserves no longer required. The reversal of reserves is due to a settlement agreement concerning amounts owed under a state economic development grant when Casco Products of the Automotive segment transferred its Connecticut manufacturing operations to lower cost facilities in other states. Reserves concerning the amounts owed under the economic development grant were initially established in 2001 when management first committed to an exit strategy. Under the settlement agreement, additional amounts totaling $1,000,000 may be forgiven over the next three years if Casco Products maintains a certain level of employment at its Connecticut headquarters and purchases a minimum level of goods and services from Connecticut suppliers. In addition to the 2003 restructuring costs incurred at Casco Products that were related to employee termination notification and the final transfer of manufacturing operations, the Aerospace segment closed a small repair facility transferring the operation to an existing plant and initiated workforce reductions at certain of its other facilities. MEGTEC Systems of the Other Products segment streamlined its operations and closed two leased facilities, transferring certain manufacturing operations to other existing facilities. The overall restructuring activities resulted in the termination of approximately 635 employees. Asset impairment charges relating to the restructuring activities in the Automotive segment totaled $225,000. The after-tax effect of the restructuring charges and related asset impairment charges reduced basic earnings per share by $0.40.

     In 2002, restructuring charges of $4,176,000 are composed of: $4,219,000 of involuntary termination benefits and voluntary early retirement benefits to be paid outside of Sequa's qualified pension plans; a $350,000 reversal of reserves no longer required due to the resolution of 2001 cost estimates associated with certain employee termination benefits; and $307,000 of other restructuring charges. The restructuring program resulted in the termination of approximately 475 employees concentrated primarily in the Aerospace segment and the MEGTEC Systems and After Six units of the Other Products segment. The restructuring program was primarily aimed at reducing selling, general and administrative costs, and the continued outsourcing of production at After Six. Asset impairment charges related to the restructuring activities totaled $353,000, primarily at After Six. The after-tax effect of the restructuring charges and related asset impairment charges reduced basic earnings per share by $0.28.

     In 2001, the restructuring program resulted in the closing of a metal coating plant in Illinois, a can-forming machinery plant in California and a small Chromalloy facility in Alabama. The activities carried out in these plants were largely transferred to other facilities within the same operating units. Also, Casco Products of the Automotive segment and After Six of the Other Products segment took steps to substantially increase the level of outsourcing of manufacturing processes. The restructuring activities resulted in the termination of approximately 870 employees concentrated primarily in the Aerospace segment and After Six.

     In 2001, restructuring charges of $18,239,000 are composed of: $13,427,000 of involuntary termination benefits and voluntary early retirement benefits to be paid outside of Sequa's qualified pension plans; $1,315,000 of charges related to increased benefits afforded under Sequa's qualified pension plans and plan curtailments; $1,101,000 related to costs associated with the closedown of certain facilities; and $2,396,000 of other restructuring charges including amounts owed under a state economic development grant. The after-tax effect of the restructuring charges reduced basic earnings per share by $1.14. Asset impairment charges related to the restructuring activities totaled $4,173,000, primarily at the Metal Coating and Casco Products operations, and the after-tax effect of such charges reduced basic earnings per share by $0.26.

     Restructuring charges in the Consolidated Statement of Operations can be summarized as follows:
(Amounts in thousands)
Year ended December 31,	2003	2002	2001

By caption:
Cost of sales	$5,282	$650	$9,591
Selling, general and administrative	935	3,526	8,648

Total	$6,217	$4,176	$18,239

By segment:
Aerospace	$2,657	$820	$3,991
Automotive:
ARC Automotive	-	-	129
Casco Products	663	-	3,614
Metal Coating	-	-	3,358
Specialty Chemicals	-	-	1,059
Other Products:
MEGTEC Systems	2,897	2,340	3,188
Sequa Can Machinery	-	-	2,446
After Six	-	191	454
Corporate	-	825	-

Total	$6,217	$4,176	$18,239

     Related asset impairment charges are primarily included in cost of sales.

     Sequa's Consolidated Balance Sheet includes accruals relating to the restructuring program of $3,918,000 at December 31, 2003 and $5,413,000 at December 31, 2002. Activity affecting the accrual in 2003 and 2002 is summarized as follows:

(Amounts in thousands) At December 31,	2003	2002

Balance at beginning of year	$5,413	$11,340
Charges incurred	6,217	4,176
Cash payments of involuntary termination and voluntary early retirement benefits	(6,492)	(9,519)
Relocation, facility shutdown costs and amounts paid due to a settlement concerning a state economic development grant	(1,344)	(488)
Transfer of restructuring liability relating to
curtailments and cost of early retirement
windows to pension and post retirement accruals	8	(44)
Other activity and translation adjustments	116	(52)

Balance at end of year	$3,918	$5,413

     Sequa expects that cash expenditures related to the restructuring activities will total approximately $1,978,000 in 2004 and $625,000 in 2005, with the balance extending through 2012, excluding amounts up to $1,000,000 that may be forgiven under a settlement agreement concerning a state development grant.

     In 2003, Sequa received net cash proceeds of $737,000 from the sale of a warehouse formerly used by After Six and which was no longer needed due to restructuring activities undertaken in the fourth quarter of 2002. Sequa recognized a gain of $173,000 on the sale, which is included in other, net in the Consolidated Statement of Operations.

     In 2003, Sequa also received net cash proceeds of $4,246,000 from the sale of a can-forming machinery plant that was closed as part of the restructuring activities undertaken in 2001. Sequa recognized a gain in the amount of $2,353,000 on the sale, which is included in other, net in the Consolidated Statement of Operations.

     Sequa is currently marketing for sale the closed metal coating plant in Illinois and the small gas turbine facility that was closed in 2003. Sequa expects to generate approximately $3,900,000 in cash from the disposal of these facilities. It is uncertain as to when these sales will be completed and the proceeds from disposition received.

Note 20.  Other, Net

     Other, net includes the following income (expense) items:
(Amounts in thousands)
Year ended December 31,	2003	2002	2001

Gain on sale of assets, net including the 2003 sale
of a can-forming machinery plant closed
during 2001 restructuring activities	$4,407	$385	$156
Gain/(loss) on cash surrender value of
corporate-owned life insurance	2,166	(708)	(873)
Amortization of capitalized debt issuance costs	(1,709)	(1,477)	(1,847)
Letters of credit and commitment fees	(1,594)	(1,025)	(1,031)
Minority interest	(1,209)	-	-
Re-audit of 2001 consolidated financial statements
which had been audited by an accounting firm no longer in existence and which re-audit was deemed required due to the classification of ARC propulsion as a discontinued operation as a result of its sale	(1,000)	-	-
Discount expense on sale of receivables	(566)	(1,297)	(4,102)
Fair market valuation of foreign exchange contracts
not qualifying for cash flow hedge accounting	227	930	-
Insurance litigation settlements on product liability
claims relating to a predecessor company	93	2,810	-
Fair market valuation gain (loss) on gas swap	-	3,261	(3,619)
Gain on sale of marketable securities	-	599	-
Demutualization of an issuer of corporate-owned
life insurance	-	-	4,603
Gain on sale of Caval Tool	-	-	4,250
Other	(43)	216	(99)

	$772	$3,694	$(2,562)

Note 21.  Operating Leases

     Certain businesses of Sequa utilize leased premises or equipment under noncancellable agreements having initial or remaining terms of more than one year. The majority of the real property leases require Sequa to pay maintenance, insurance and real estate taxes. Rental expense totaled $19,360,000, $18,268,000 and $16,114,000 in 2003, 2002 and 2001, respectively.

     At December 31, 2003, future minimum lease payments under noncancellable operating leases are as follows:

(Amounts in thousands)
2004	$13,790
2005	11,014
2006	8,552
2007	7,116
2008	5,738
After 2008	14,198

$60,408

Note 22.  Earnings Per Share

     Basic earnings per share (EPS) for each of the respective years have been computed by dividing the net earnings, after deducting dividends on cumulative convertible preferred stock, by the weighted average number of common shares outstanding during the year.

     Diluted EPS reflects the potential dilution that could occur if each share of the cumulative convertible preferred stock outstanding were converted into 1.322 shares of Class A common stock and the outstanding in the money options to purchase shares of Class A common stock were exercised. In the following table, the conversion of each share of preferred stock into 1.322 shares of common stock (546,000 common shares for each period presented) was not included in the computation of diluted EPS because inclusion would have had an anti-dilutive effect on EPS.

     The computation of basic and diluted EPS is as follows:
(Amounts in thousands, except per share data)
Year ended December 31,	2003	2002	2001

Income from continuing operations	$4,865	$1,716	$15,238

Less: Preferred dividends	(2,064)	(2,064)	(2,064)

Income (loss) from continuing operations
available to common stock - basic	2,801	(348)	13,174

Income (loss) from discontinued operations, net of
income taxes	6,573	(105,293)	(7,189)

Income (loss) before the effect of a change
in accounting principle available to common stock - basic	9,374	(105,641)	5,985

Effect of a change in accounting principle, net of
income taxes	-	(12,965)	-

Net income (loss) available to common stock - basic	9,374	(118,606)	5,985

Convertible preferred stock dividend requirements	-	-	-

Net income (loss) available to common stock - diluted	$9,374	$(118,606)	$5,985

Weighted average number of common shares
Outstanding - basic	10,436	10,412	10,382

Conversion of convertible preferred stock	-	-	-

Exercise of stock options	1	3	2

Weighted average number of common shares
outstanding-diluted	10,437	10,415	10,384

Basic and diluted earnings (loss) per share
Income (loss) from continuing operations	$.27	$(.03)	$1.27
Income (loss) from discontinued operations	.63	(10.11)	(.69)
Effect of a change in accounting principle	-	(1.25)	-

Net income (loss)	$.90	$(11.39)	$.58

Note 23.  Supplemental Cash Flow Information

     Selected noncash activities and cash payments were as follows:
(Amounts in thousands)
Year ended December 31,	2003	2002	2001

Acquisitions of businesses:
Fair value of assets acquired	$-	$16,900	$46,869
Cash paid	-	9,215	12,796

Liabilities assumed	$-	$7,685	$34,073

Increases (decreases) in joint ventures, net:
Total increases (decreases)	$5,840	$(44)	$2,800
Cash paid (received)	(6,676)	(44)	2,300
	1
Noncash increases	$12,516	$-	$500

Minority interest	$13,420	$-	$-

Interest paid	$64,824	$63,468	$60,143

Noncash increases in joint ventures primarily relates to Sequa's interest in TCGTS and GTT, joint ventures that were established in 2003 with Siemens. The minority interest represents Siemens' 49% interest in TS.

Note 24.  Segment Information and Geographic Data

     Sequa is a diversified industrial company that produces a broad range of products in five operating segments: Aerospace, Automotive, Metal Coating, Specialty Chemicals and Other Products.

     The Aerospace segment consists solely of Sequa's largest operating unit, Chromalloy Gas Turbine Corporation (Chromalloy). Chromalloy repairs and manufactures gas turbine engine components, principally for domestic and international airlines, original equipment manufacturers and the US military. In addition, the unit supplies components to the manufacturers of jet engines and repairs components for land-based aero-derivative and industrial turbine engines used for power generation.

     The Automotive segment consists of ARC Automotive and Casco Products. ARC Automotive produces inflators for driver, passenger, side impact and curtain model airbag modules. Casco Products manufactures cigarette lighters, power outlets and electronic monitoring devices, primarily for North American and European automobile manufacturers.

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

     The Other Products segment is composed of three businesses: MEGTEC Systems, Sequa Can Machinery and After Six. MEGTEC Systems manufactures air flotation dryers for the graphic arts and other markets, as well as emission control systems for industrial applications and auxiliary equipment for web offset printing. Sequa Can Machinery manufactures high-speed equipment to coat, decorate and form the cup, body and end of two-piece food and beverage cans. Sequa Can Machinery also supplies specialty systems for non-round and non-food/beverage containers. After Six designs and markets men's formalwear and accessories for the North American market under the After Six, Oscar de la Renta and Raffinati labels, all three of which are registered trademarks.

     The accounting policies of the reportable segments are the same as those described in Note 1. Segment information amounts presented are the same measures reported internally to management for purposes of making decisions about allocating resources to the segments and assessing their performance. Operating profit, the measure of profit reported in the segment information, represents income before income taxes, interest, equity in unconsolidated joint ventures and other, net. The expenses and assets attributable to corporate activities are not allocated to the operating segments. Assets of corporate activities include cash and cash equivalents, short-term investments, deferred tax assets and assets of discontinued operations. Investments in unconsolidated joint ventures are included in the appropriate segment.

Operations by Business Segment
(Amounts in thousands)
Year ended December 31,	2003	2002	2001

Aerospace
Sales	$664,050	$675,156	$752,329
Operating income	27,952	45,259	66,431
Goodwill	111,581	110,947	104,743
Total assets	849,222	805,194	781,254
Capital expenditures	25,266	37,060	47,421
Depreciation and amortization	38,505	36,738	39,619

Automotive
Sales	$289,906	$249,406	$233,408
Operating income (loss)	9,342	(473)	(17,271)
Goodwill	6,583	5,566	10,066
Total assets	182,534	163,111	154,904
Capital expenditures	16,005	16,823	10,873
Depreciation and amortization	19,352	18,890	22,112

Metal Coating
Sales	$263,562	$234,830	$240,979
Operating income	23,675	20,792	13,727
Goodwill	3,987	3,987	3,987
Total assets	147,855	142,271	146,217
Capital expenditures	5,045	10,095	5,322
Depreciation and amortization	9,527	8,706	8,896

Specialty Chemicals
Sales	$196,937	$160,785	$143,684
Operating income	24,410	18,224	13,887
Goodwill	25,607	24,404	23,327
Total assets	126,827	102,635	104,594
Capital expenditures	4,573	4,095	4,674
Depreciation and amortization	5,423	5,320	6,091

Other Products
Sales	$251,006	$224,809	$249,121
Operating income (loss)	6,393	(2,355)	(15,905)
Goodwill	1,394	1,394	19,362
Total assets	121,173	124,564	140,826
Capital expenditures	2,355	1,668	2,312
Depreciation and amortization	4,250	4,661	5,853

Corporate
Expenses	$(34,738)	$(32,705)	$(27,395)
Total assets	465,213	453,972	548,084
Capital expenditures	126	140	154
Depreciation and amortization	2,395	2,288	2,734

Totals
Sales	$1,665,461	$1,544,986	$1,619,521
Operating income	57,034	48,742	33,474
Goodwill	149,152	146,298	161,485
Total assets	1,892,824	1,791,747	1,875,879
Capital expenditures	53,370	69,881	70,756
Depreciation and amortization	79,452	76,603	85,305

In 2003, operating income includes restructuring and related asset impairment charges as follows: Aerospace $2,657,000, Automotive $888,000 and Other Products $2,897,000. Operating income for the Aerospace segment includes $3,090,000 of income resulting from a change in estimate relating to a dispute on contractual obligations pertaining to its commercial repair business. Operating income for the Metal Coating segment includes a $2,825,000 charge relating to legal disputes.

In 2002, operating income includes restructuring and related asset impairment charges as follows: Aerospace $919,000, Other Products $2,785,000 and Corporate $825,000.

In 2002, goodwill includes the pre-tax transitional impairment charge recorded under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The charge relates to the ARC Automotive ($5,127,000) reporting unit of the Automotive segment, and the MEGTEC Systems ($14,814,000) and After Six ($801,000) reporting units of the Other Products segment. Goodwill increased due to acquisitions in the Aerospace segment ($5,720,000) and the Other Products segment ($181,000). The Other Products segment also includes a reclassification of patent and intellectual property to deferred charges and other assets ($2,549,000). Remaining movements in the goodwill balances relate to foreign currency translation adjustments.

In 2002, declines in depreciation and amortization primarily reflect the cessation of goodwill amortization as required under SFAS No. 142. Goodwill amortization in 2001, after an adjustment to exclude patent and trademark amortization was as follows: Aerospace $4,182,000; Automotive $766,000; Metal Coating $465,000; Specialty Chemicals $1,071,000; and Other Products $1,232,000.

In 2001, operating income includes restructuring and related asset impairment charges as follows: Aerospace $4,360,000; Automotive $4,824,000; Metal Coating $5,697,000; Specialty Chemicals $1,059,000; and Other Products $6,472,000.

In 2001, expenses for the Corporate segment includes environmental expenses of $3,100,000.

Geographic Data

     Sales are attributable to countries based on location of the customer. Long-lived assets, which include property, plant and equipment and goodwill, are based on physical location.
(Amounts in thousands)
Year ended December 31,	2003	2002	2001

Sales

United States	$784,719	$756,587	$802,149
Italy	100,643	89,409	102,699
Germany	97,936	95,476	89,874
United Kingdom	81,122	61,514	69,744
France	80,188	71,409	68,566
Spain	56,129	49,308	36,698
Japan	46,095	43,373	48,832
Canada	41,433	48,679	52,803
Other countries	377,196	329,231	348,156

Total	$1,665,461	$1,544,986	$1,619,521

At December 31,	2003	2002	2001

Long-lived Assets

United States	$434,730	$460,441	$467,288
United Kingdom	71,702	66,487	64,324
Other countries	90,280	76,927	72,327

Total	$596,712	$603,855	$603,939

     No single commercial customer accounted for more than 10% of consolidated sales in any year. The largest single contract with any one US Government agency accounted for approximately 3% of sales in 2003 and in 2002 and 2% of sales in 2001. Prime and subcontracts with all US Government agencies accounted for approximately 5% of sales in 2003, in 2002 and in 2001.

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

     Various operating units of Sequa have had customers who have filed voluntary petitions for relief under the Bankruptcy Code. Sequa monitors the bankruptcy cases of these customers in order to file appropriate claims and take other steps necessary to protect its interests. Once a customer files a petition under the Bankruptcy Code, Sequa provides additional allowances for doubtful accounts based on an evaluation of the relevant facts. In addition, as to several of those bankruptcy cases where a customer's reorganization and/or liquidation plan clearly indicates that avoidance claims will likely be asserted or where such claims have been asserted, Sequa has undertaken an analysis, with the advice of legal counsel, to estimate its potential exposure for such claims in such bankruptcy cases. As of December 31, 2003, Sequa has determined that such potential exposure is in the range of $3,800,000 to $12,750,000 (no single amount is more likely than any other amount) and, accordingly, has provided a liability for the minimum amount.

     At December 31, 2003, Sequa was contingently liable for $32,648,000 of outstanding letters of credit and $3,831,000 of surety bonds not reflected in the accompanying Consolidated Financial Statements. In addition, Sequa has guaranteed a bank line of credit for its MJB joint venture in an amount up to $6,589,000 and 50% of the capitalized lease payments and 50% of the overdraft facility for its TSTL joint venture in an amount not to exceed 11,500,000 British pounds. At December 31, 2003, no amounts were outstanding under MJB's bank line of credit and 6,481,000 British pounds were outstanding related to the TSTL guarantees. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to outstanding letters of credit, surety bonds or the bank guarantees.

Note 26. Quarterly Financial Information (Unaudited)
(Amounts in thousands, except per share data)

2003 Quarter ended	March 31		June 30		Sept. 30		Dec. 31		Year

Sales	$397,492		$420,304		$407,258		$440,407		$1,655,461
Cost of sales	335,354		352,727		334,254		368,784		1,391,119
Operating income	6,926		16,704		19,367		14,037		57,034
Income (loss) from continuing operations	(3,448)		3,342		1,690		3,281		4,865
Income from discontinued operations, net of income taxes	311		2,144		3,011		1,107		6,573

Net income (loss)	$(3,137)		$5,486		$4,701		$4,388		$11,438

Basic and diluted earnings (loss)
per share:
Income (loss) from continuing operations	$(.38)	$	..27	$	..11		..26	$	..27
Income from discontinued operations, net of income taxes	..03		..21		..29		..11		..63

Net income (loss)	$(.35)		$.48		$.40		$.37		$.90

2002 Quarter ended	March 31		June 30		Sept. 30		Dec. 31		Year

Sales	$366,107		$384,379		$383,696		$410,804		$1,544,986
Cost of sales	309,677		318,674		315,678		335,686		1,279,715
Operating income	5,810		14,322		14,056		14,554		48,742
Income (loss) from continuing operations	(3,877)		1,382		685		3,526		1,716
(Loss) income from discontinued operations, net of income taxes	(101,005)		2,302		1,522		(8,112)		(105,293)
Effect of a change in accounting principle, net of income taxes	(12,965)		-		-		-		(12,965)

Net (loss) income	$(117,847)		$3,684		$2,207		$(4,586)		$(116,542)

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(.42)	$	..08	$	..02	$	..29		$(.03)
(Loss) income from discontinued operations, net of income taxes	(9.72)		..22		..14		(.78)		(10.11)
Effect of a change in accounting principle, net of income taxes	(1.25)		-		-		-		(1.25)

Net (loss) income	$(11.39)		$.30		$.16		$(.49)		$(11.39)

     As a result of increased common shares outstanding attributable to restricted stock grants in 2003 and to the exercise of stock options in 2002, quarterly earnings per share are not additive.

     The following unusual items are included in the quarterly financial information:

     Operating income for 2003 includes restructuring charges of $3,325,000 in the first quarter, $2,452,000 in the second quarter, $264,000 in the third quarter and $176,000 in the fourth quarter. The after-tax effect of the restructuring and related asset impairment charges is to reduce basic earnings per share from continuing operations by $0.21 in the first quarter, $0.15 in the second quarter, $0.02 in the third quarter and $0.01 in the fourth quarter.

     Operating income for the second quarter of 2003 includes $3,090,000 of income concerning a change in estimate relating to a dispute on contractual obligations pertaining to the Aerospace segment's commercial repair business. The after-tax effect of this income is to increase basic earnings per share from continuing operations by $0.19.

     Operating income for the fourth quarter of 2003 includes a $3,025,000 charge for legal disputes and a $1,700,000 provision to increase environmental reserves. The after-tax effect of these charges is to reduce basic earnings per share from continuing operations by $0.19 and $0.11, respectively.

     Income from continuing operations in the first quarter of 2003 includes $3,947,000 of gain from a settlement with a former partner in a component manufacturing operation. The after-tax effect of this gain is to increase basic earnings per share from continuing operations by $0.25.

     Income from continuing operations in the second quarter of 2003 includes $2,353,000 of gain on the sale of a can-forming plant that was closed as part of the restructuring activities undertaken in 2001. The after-tax effect of the gain is to increase basic earnings per share from continuing operations by $0.15.

     Income from continuing operations in the fourth quarter of 2003 includes income of $2,800,000 related to the reversal of income tax reserves no longer required based on a current analysis of probable exposures. The effect of this income is to increase basic earnings per share from continuing operations by $0.27.

     Income from discontinued operations in the fourth quarter of 2003 includes a preliminary after-tax gain of $3,104,000 on the sale of the ARC propulsion business, which increased basic earnings per share from discontinued operations by $0.30.

     Operating income for 2002 includes restructuring charges of $1,273,000 in the first quarter, $507,000 in the second quarter, $876,000 in the third quarter and $1,520,000 in the fourth quarter. The after-tax effect of the restructuring charges is to reduce basic earnings per share from continuing operations by $0.08 in the first quarter, $0.03 in the second quarter, $0.05 in the third quarter and $0.09 in the fourth quarter.

     Income from continuing operations in the fourth quarter of 2002 includes $2,810,000 of income related to insurance litigation settlements concerning certain product liability claims relating to the closed operations of a predecessor company. The after-tax effect of this income was to increase basic earnings per share from continuing operations by $0.18.

     Income from continuing operations in 2002 includes the following income tax related items: $1,102,000 and $1,300,000 in the first and fourth quarters, respectively, relating to the reversal of income tax reserves no longer required due to the completion of tax audits at foreign units and $4,149,000 in the third quarter of tax benefits related to an increase in domestic net operating loss carryforwards due to the resolution of issues and the related completion of an Internal Revenue Service audit. The effect of these items was to increase basic earnings per share from continuing operations by $0.11 in the first quarter, $0.40 in the third quarter and $0.12 in the fourth quarter.
ITEM 8.	SEPARATE AUDITED FINANCIAL STATEMENTS OF SIGNIFICANT EQUITY
INVESTEES

     Separate audited financial statements of Sequa's 52.6% owned component manufacturing operation will be filed as an amendment to this annual report of Form 10-K within 90 days of Sequa's fiscal year end, as permitted by Rule 3-09 of Regulation S-X.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 9A.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, Sequa carried out an evaluation, under the supervision of the Chief Executive Officer and Senior Vice President, Finance (chief financial officer), and with the participation of key members of senior management, of the effectiveness of the design and operation of Sequa's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President, Finance concluded that Sequa's disclosure controls and procedures are effective in timely alerting them to material information relating to Sequa (including its consolidated subsidiaries) required to be included in Sequa's periodic Securities and Exchange Commission (SEC) filings.

There were no changes in Sequa's internal control over financial reporting that occurred during the last quarter that has materially affected, or is reasonably likely to materially affect, Sequa's internal control over financial reporting. However, management, in consultation with Ernst & Young LLP (E&Y), Sequa's independent auditors, has identified and reported to the audit committee of the board of directors, certain matters involving internal control deficiencies considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants. E&Y and management have reported to the audit committee that none of the reportable conditions is believed to be a material weakness. The reportable conditions, within certain segments, include conditions surrounding the following: inventory valuation; timely accounting reconciliations; the use of alternative methods to record fixed assets and depreciation instead of the corporate fixed asset management system; lack of qualified accounting personnel at several locations due to turnover; and the lack of segregation of duties at one location. Management is actively working to correct the internal control deficiencies identified and such efforts include: instituting new controls; enforcing existing policies and providing oversight with respect to inventory valuation procedures; and timely accounting reconciliations, requiring the disciplined use of a fixed asset management system; actively interviewing candidates with the intention of expeditiously filling such vacancies; and transferring certain responsibilities to an operating headquarters level to alleviate the lack of segregation of duties.

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

ITEMS 10  THROUGH 14

     The information required by Item 10 with respect to executive officers is contained in this Annual Report on Form 10-K under Item 4A and is incorporated herein by reference.

     The information required by Item 12 with respect to securities authorized for issuance under equity compensation plans is contained in Note 16 to the Consolidated Financial Statements in this Annual Report on Form 10-K and is incorporated herein by reference.

     Sequa intends to file a definitive proxy statement with the SEC pursuant to Regulation 14A involving the election of directors not later than 120 days after the end of its fiscal year ended December 31, 2003. Accordingly, the information required by Part III (Item 10, concerning Sequa's directors and disclosure pursuant to Item 405 of Regulation S-K, and Items 11, 12 (except as noted above), 13 and 14) is incorporated herein by reference to such definitive proxy statement in accordance with General Instruction G (3) to Form 10-K.

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
FORM 8-K

(a)	1.	Financial Statements:

	The following consolidated financial statements are included in
	Part II of this Annual Report on Form 10-K:

			Page Numbers in
			this Annual Report
			on Form 10-K

	Report of Independent Auditors		40

	Consolidated Balance Sheet as of December 31, 2003 and 2002		41-42

	Consolidated Statement of Operations for the three years ended
	December 31, 2003		43

	Consolidated Statement of Cash Flows for the three years ended
	December 31, 2003		44

	Consolidated Statement of Shareholders' Equity for the three years
	ended December 31, 2003		45

	Notes to Consolidated Financial Statements		46-88

	2.	Financial Statement Schedules:

	Schedule II - Valuation and Qualifying Accounts		99

	Financial statement schedules, with the exception of Schedule II -
	Valuation and Qualifying Accounts, are omitted due to the absence
	of conditions under which they are required.

3.  Exhibits:

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

Restated and Amended (as of August 26, 1993) By-laws of Sequa (incorporated by reference to Exhibit 3.2 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2002, filed on March 24, 2003).

3.3	-

Amendment to By-laws of Sequa effective as of October 26, 2000 (incorporated by reference to Exhibit 3.3 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2000, filed on March 16, 2001).

3.4	-

Amendment to By-laws of Sequa effective as of December 12, 2002 (incorporated by reference to Exhibit 3.4 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2002, filed on March 24, 2003).

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

Amendment No. 4 to the Credit Agreement constituting Exhibit 10.1 hereto dated as of March 16, 2001 (incorporated by reference to Exhibit 10.3 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 2001, filed on May 14, 2001).

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

10.14	-

Eighth Amendment to the Receivables Purchase Agreement dated as of April 30, 2003 (incorporated by reference to Exhibit 10.17 of Sequa's Form S-4 Registration Statement under the Securities Act of 1933, File No. 1-804, filed on August 7, 2003).

10.15	-	Ninth Amendment to the Receivables Purchase Agreement dated as of November 13, 2003 (filed herewith).

10.16	-	Tenth Amendment to the Receivables Purchase Agreement dated as of December 3, 2003 (filed herewith).

10.17	-

Purchase and Sale Agreement dated as of November 13, 1998 among the Originators named therein, Sequa and Sequa Receivables Corp. (incorporated by reference to Exhibit 10.5 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1998, filed on March 23, 1999).

10.18	-

Agreement dated September 19, 2003 between HSBC Bank plc, Warwick International Group Limited, and Sequa establishing a $50 million credit line for the issuance of letters of credit (incorporated by reference to Exhibit 10.1 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended September 30, 2003, filed on November 14, 2003).

10.19	-

Contract between Chromalloy Gas Turbine Corporation and United Airlines concerning PW 2000 Piece Part MBOH Program for UAL's PW 2000 Series Aircraft Engine Fleet dated August 1, 2003 (incorporated by reference to Exhibit 10.2 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended September 30, 2003, filed on November 14, 2003).

10.20	-

Asset and Share Purchase Agreement dated October 29, 1998 by and among Sequa, Sequa Chemicals, Inc. and GenCorp Inc. pursuant to which Sequa sold substantially all of the business and operating assets of Sequa Chemicals, Inc. and Sequa Chemicals S.A. (incorporated by reference to Exhibit 2.1 of Sequa's Current Report on Form 8-K, File No. 1-804, filed on November 6, 1998).

10.21	-

Purchase Agreement by and between Atlantic Research Corporation (ARC) and Aerojet-General Corporation dated May 2, 2003 pursuant to which ARC sold substantially all of the assets and certain liabilities relating to the propulsion business of ARC; First Amendment to the Purchase Agreement dated August 27, 2003; Second Amendment to the Purchase Agreement dated September 30, 2003; and Third Amendment to the Purchase Agreement dated October 17, 2003 (incorporated by reference to Exhibits 2.1, 2.2, 2.3 and 2.4, respectively, of Sequa's Current Report on Form 8-K, File No. 1-804, filed on October 31, 2003).

10.22	-

Rights Agreement, dated as of October 30, 2000, between Sequa and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 10.12 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2000, filed on March 16, 2001).

COMPENSATORY PLANS OR ARRANGEMENTS

10.23	-	1998 Key Employees Stock Option Plan (incorporated by reference to Exhibit 10.2 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1997, filed on March 20, 1998).

10.24	-

Amendment No. 1 dated as of May 1, 1998 to 1998 Key Employees Stock Option Plan (incorporated by reference to Exhibit 10.1 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 2000, filed on May 12, 2000).

10.25	-

Amendment No. 2 dated as of March 30, 2000 to 1998 Key Employees Stock Option Plan (incorporated by reference to Exhibit 10.2 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 2000, filed on May 12, 2000).

10.26	-

Sequa Corporation Management Incentive Bonus Program for Corporate Executive Officers (Revised for 1998) (incorporated by reference to Exhibit 10.3 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1997, filed on March 20, 1998).

10.27	-

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

10.28	-

First Amendment to Second Amendment to the Supplemental Executive Retirement Plan I approved by Sequa's Board of Directors on March 21, 2002 (incorporated by reference to Exhibit 10.34 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 2002, filed on May 15, 2002); Second Amendment to the Supplemental Executive Retirement Plan I approved by Sequa's Board of Directors on June 26, 2003 (filed herewith); and Third Amendment to the Supplemental Executive Retirement Plan I approved by Sequa's Board of Directors on October 30, 2003 (filed herewith).

10.29	-

Supplemental Executive Retirement Plan II, as Amended and Restated Effective January 1, 2000 (incorporated by reference to Exhibit 10.4 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended September 30, 2000, filed on November 14, 2000) and First Amendment to the Supplemental Executive Retirement Plan II approved by Sequa's Board of Directors on March 21, 2002 (incorporated by reference to Exhibit 10.35 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 2002, filed on May 15, 2002); Second Amendment to the Supplemental Executive Retirement Plan II approved by Sequa's Board of Directors on June 26, 2003 (filed herewith); and Third Amendment to the Supplemental Executive Retirement Plan II approved by Sequa's Board of Directors on October 30, 2003 (filed herewith).

10.30	-

Supplemental Executive Retirement Plan III, as Amended and Restated Effective January 1, 2000 (incorporated by reference to Exhibit 10.5 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended September 30, 2000, filed on November 14, 2000).

10.31	-

Sequa Corporation Management Incentive Bonus Program for Corporate Non-Executive Officers and Corporate Staff (Revised for 1998) (incorporated by reference to Exhibit 10.5 of Sequa's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 20, 1998).

10.32	-

Letter Agreements, dated May 24, 1984, by and between Norman E. Alexander and Sequa (incorporated by reference to Exhibit 10(h) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1989, filed on March 30, 1990).

10.33	-

Letter Agreements, dated April 30, 1990, by and between Norman E. Alexander and Sequa (incorporated by reference to Exhibit 10(h) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1990, filed on April 1, 1991).

10.34	-	Employment Agreement, dated February 26, 2004, by and between John J. Quicke and Sequa (filed herewith).

10.35	-	Employment Agreement, dated February 26, 2004, by and between Martin Weinstein and Sequa (filed herewith).

10.36	-

Executive Life Insurance Plan of Sequa (incorporated by reference to Exhibit 10(o) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1991, filed on March 30, 1992).

10.37	-

Key Employee Medical Insurance Plan of Sequa (incorporated by reference to Exhibit 10(p) of Sequa's Annual Report on Form 10-K, File No. 1-804 for the year ended December 31, 1991, filed on March 30, 1992).

10.38	-

Sequa Corporation Management Incentive Bonus Program for Operating Divisions (Revised 1997) (incorporated by reference to Exhibit 10.18 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1996, filed on March 24, 1997).

10.39	-

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

10.40	-

Employment Agreement, dated as of December 16, 1999, by and between Howard Leitner and Sequa (incorporated by reference to Exhibit 10.23 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1999, filed on March 28, 2000); and Amendment thereto, dated as of October 25, 2001 (incorporated by reference to Exhibit 10.33 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2001, filed on March 25, 2002); and Amendment thereto, dated as of March 1, 2003 (incorporated by reference to Exhibit 10.33 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 2003, filed on May 15, 2003).

10.41	-

Employment Agreement, dated as of March 1, 2003 by and between Joanne M. O'Sullivan and Sequa (incorporated by reference to Exhibit 10.35 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 2003, filed on May 15, 2003).

10.42	-

Employment Agreement, dated as of September 28, 1995 by and between Gerard M. Dombek and Sequa, and Amendments thereto, dated as of December 31, 1997, December 31, 1999 and March 1, 2001 (incorporated by reference to Exhibit 10.34 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2002, filed on March 24, 2003).

10.43	-

Service Agreement, dated as of May 1, 1995 by and between Robert F. Ellis and Warwick International Group Limited, and Amendment No. 1 thereto, dated as of July 1, 1999 (incorporated by reference to Exhibit 10.35 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2002, filed on March 24, 2003).

10.44	-	1998 Directors' Stock Compensation Plan, as amended as of January 1, 1999 (filed herewith).

10.45	-	2003 Six Sigma Restricted Stock Plan (filed herewith).

10.46	-	2003 Directors Stock Award Plan (filed herewith).
End of Compensatory Plans or Arrangements

21.1	-	List of subsidiaries of Sequa (filed herewith).

23.1	-	Consent of Independent Auditors (filed herewith).

31.1	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	Reports on Form 8-K:

Registrant filed a Current Report on Form 8-K dated October 31, 2003 with respect to the October 17, 2003 sale of substantially all of the assets and certain liabilities of Atlantic Research Corporation's propulsion business to Aerojet-General Corporation.

Schedule II

Sequa Corporation and Subsidiaries

Valuation and Qualifying Accounts

(Amounts in thousands)

		Additions
Allowances for Doubtful Accounts	Balance at Beginning	Charged to Costs and	(a)	(b)	Balance At End
Year Ended	Of Period	Expense	Deductions	Other	Of Period

December 31, 2003	$15,483	$3,061	$(3,568)	$582	$15,558
December 31, 2002	13,004	3,578	(1,549)	450	15,483
December 31, 2001	13,244	2,859	(2,939)	(160)	13,004

Deferred Taxes - Valuation Allowance
Year Ended

December 31, 2003	$22,409	$666	$(3,069)	$2,944	$22,950
December 31, 2002	15,113	5,555	-	1,741	22,409
December 31, 2001	15,350	1,168	(862)	(543)	15,113

(a) With respect to Allowances for Doubtful Accounts, values represent amounts determined not to be collectible, net of recoveries. With respect to Deferred Tax Valuation Allowances, values represent amounts determined to be no longer required primarily due to the expiration of certain tax credits.

(b) Effect of foreign currency translation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.
SEQUA CORPORATION

Date: March 12, 2004	By:	/s/ HOWARD M. LEITNER

Howard M. Leitner
Senior Vice President, Finance
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2004.

By: /s/ NORMAN E. ALEXANDER		Chairman of the Board, Chief

Norman E. Alexander		Executive Officer and Director

By: /s/ JOHN J. QUICKE		President, Chief Operating Officer

John J. Quicke		and Director

By: /s/ MARTIN WEINSTEIN		Executive Vice President, Gas

Martin Weinstein		Turbine Operations and Director

By: /s/ HOWARD M. LEITNER		Senior Vice President, Finance

Howard M. Leitner		(Chief Financial Officer)

By: /s/ JOANNE M. O'SULLIVAN		Vice President and Controller

Joanne M. O'Sullivan		(Chief Accounting Officer)

By: /s/ EDWARD E. BARR		Director

Edward E. Barr

By: /s/ LEON D. BLACK		Director

Leon D. Black

By: /s/ ALVIN DWORMAN		Director

Alvin Dworman

By: /s/ DAVID S. GOTTESMAN		Director

David S. Gottesman

By: /s/ RICHARD S. LEFRAK		Director

Richard S. LeFrak

By: /s/ R. SCOTT SCHAFLER		Director

R. Scott Schafler

By: /s/ MICHAEL I. SOVERN		Director

Michael I. Sovern

By: /s/ FRED R. SULLIVAN		Director

Fred R. Sullivan

By: /s/ GERALD TSAI, JR.		Director

Gerald Tsai, Jr.