Form 10-K/A
period 2003-12-31
SEQUA CORP /DE/
filed 2004-03-26
CIK 95301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
Amendment No. 1

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
0
Class A Common Stock, no par value	7,110,823
Class B Common Stock, no par value	3,329,772
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's definitive proxy statement for its annual meeting of stockholders scheduled to be held on May 13, 2004 are incorporated by reference into Part III.

SEQUA CORPORATION

FORM 10-K/A

AMENDMENT No. 1

FOR THE YEAR ENDED DECEMBER 31, 2003

     Sequa Corporation (Sequa) hereby amends Item 8, Financial Statements and Supplementary Data, of its Annual Report on Form 10-K for the year ended December 31, 2003 by including the separate audited financial statements of its significant equity investee as required under
Rule 3-09 of Regulation S-X.

Explanatory Note

This Form 10-K/A is being filed in order to provide the audited financial statements of Sequa's 52.6% owned component manufacturing operation, BELAC LLC (BELAC), which has qualified as a significant equity investee. BELAC qualified as a significant equity investee at December 31, 2003 because Sequa's share of BELAC's net income amounted to $4,043,000 which was in excess of 20% of Sequa's average pre-tax income from continuing operations for the last five years. Sequa's share of BELAC's net income included a one time income item of $3,947,000 related to a settlement with a former partner who had withdrawn from BELAC. Without the income related to the settlement, BELAC would not have qualified as a significant equity investee. The audited financial statements of BELAC are being filed as an amendment to Sequa's Annual Report on Form 10-K within 90 days of Sequa's fiscal year end, as permitted by Rule 3-09 of Regulation S-X. BELAC was not consolidated with the financial statements of Sequa at December 31, 2003 as Sequa's 52.6% ownership interest does not equate to a controlling interest, primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions.

Item 8.	SEPARATE AUDITED FINANCIAL STATEMENTS OF SIGNIFICANT EQUITY INVESTEES

BELAC LLC

Financial Statements

Report of Independent Certified Public Accountants

Members

BELAC LLC

We have audited the accompanying balance sheets of BELAC LLC as of December 31, 2003 and 2002, and the related statements of operations, members' capital and cash flows for each of the two years in the period ending December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, financial statements referred to above present fairly, in all material respects, the financial position of BELAC LLC at December 31, 2003 and 2002, and the results of its operations and its cash flows for the two years in the period ending December 31, 2003, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Tampa, Florida
January 19, 2004

BELAC LLC

Balance Sheets

	December 31,
	2003	2002

Assets

Current assets:
Cash and cash equivalents	$7,433,582	$2,746,371
Investments	-	2,643,407
Accounts receivable	1,197,359	595,304
Inventories	1,999,503	1,507,304
Other current assets	18,949	8,022

Total current assets	10,649,393	7,500,408

Property and equipment, net	5,351,863	5,766,471

Other assets	47,325	47,325

Total assets	$16,048,581	$13,314,204

Liabilities and members' capital

Current liabilities
Accounts payable	$819,404	$364,520
Accrued liabilities	1,332,198	723,329

Total current liabilities	2,151,602	1,087,849

Deferred rent	86,310	96,667

Members' capital:
Members' capital contributions	19,000,000	25,000,000
Accumulated deficit	(5,189,331)	(12,870,312)

Total members' capital	13,810,669	12,129,688

Total liabilities and members' capital	$16,048,581	$13,314,204

See accompanying notes.

BELAC LLC

Statements of Operations

	Year ended December 31,
	2003	2002

Net sales	$7,278,912	$2,064,211
Cost of sales and unfavorable variances	3,908,096	2,325,834

Gross margin	3,370,816	(261,623)

Operating expenses:
Selling, general and administrative	1,327,397	1,161,509
Research and development	1,937,037	2,027,570

Total operating expenses	3,264,434	3,189,079

Operating income (loss)	106,382	(3,450,702)

Interest and other income	7,574,599	79,606

Net income (loss)	$7,680,981	$(3,371,096)

See accompanying notes.

BELAC LLC

Statements of Members' Capital

			Total
	Members'	Accumulated	Members'
	Capital	Deficit	Capital

Balance, January 1, 2002	$22,000,000	$(9,499,216)	$12,500,784
Capital contributions	3,000,000	-	3,000,000
Net loss	-	(3,371,096)	(3,371,096)

Balance, December 31, 2002	25,000,000	(12,870,312)	12,129,688
Distribution	(6,000,000)	-	(6,000,000)
Net income	-	7,680,981	7,680,981

Balance, December 31, 2003	$19,000,000	$(5,189,331)	$13,810,669

See accompanying notes.

BELAC LLC

Statements of Cash Flows

	Year ended December 31,
	2003	2002

Cash flows from operating activities

Net income (loss)	$7,680,981	$(3,371,096)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	1,244,138	1,192,562
Deferred rent	(10,357)	(10,357)
Change in operating assets and liabilities:
Accounts receivable	(602,055)	(595,304)
Inventories	(492,199)	(621,471)
Other current assets	(10,927)	(7,822)
Accounts payable	454,884	(62,279)
Accrued liabilities	608,869	291,650

Net cash provided by (used in) operating activities	8,873,334	(3,184,117)

Cash flows from investing activities

Purchases of property and equipment	(829,530)	(664,165)
Purchases of investments	-	(3,679,236)
Maturities of investments	2,643,407	984,461

Net cash provided by (used in) investing activities	1,813,877	(3,358,940)

Cash flows from financing activities

Contributed capital	-	3,000,000
Capital distributions	(6,000,000)	-

Net cash (used in) provided by financing activities	(6,000,000)	3,000,000

Net change in cash and cash equivalents	4,687,211	(3,543,057)
Cash and cash equivalents, beginning of year	2,746,371	6,289,428

Cash and cash equivalents, end of year	$7,433,582	$2,746,371

See accompanying notes.

BELAC LLC

Notes to Financial Statements

December 31, 2003

1. Organization and Nature of Business

BELAC LLC (the Company), a Delaware limited liability company, was formed on July 6, 1998. The Company was formed to develop, manufacture, market, distribute and sell first and second stage blades for jet engines from its main manufacturing and operating facility located in Florida. The Company's strategy is to be an alternate supplier in the airline industry for high-volume jet engine blades to compete against the companies that hold the original Type Certificate for the parts. The Company expects to distribute the majority of its products to its members (see Note 4) and their affiliates both domestically and internationally.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

For all periods presented, the Company made no payments for interest or income taxes.

Accounts Receivable

Accounts receivable in the accompanying balance sheets are reported net of any necessary allowance. As of December 31, 2003 and 2002 there were no accounts for which an allowance was deemed necessary. These receivables potentially subject the Company to concentrations of credit risk, as the Company currently contracts with a few customers.

Investments

As of December 31, 2002, all investments consist of government securities and are classified as held-to-maturity with maturities of less than a year. Accordingly, the Company's investments are stated at amortized cost, adjusted for amortization of premiums. As of December 31, 2003, there are no investments.

BELAC LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Inventories

Inventories are stated at the lower of cost, based on the first-in, first-out basis, or market. Inventories consist of the following at December 31, 2003 and 2002:

Inventory Type	2003	2002

Raw materials	$187,500	$18,585
Work in process	840,808	448,961
Finished goods	971,195	1,039,758

Total	$1,999,503	$1,507,304

As of December 31, 2003, approximately $289,000 of inventory relates to a jet engine blade that has not been approved by the Federal Aviation Administration (FAA). Management believes they will obtain FAA approval during 2004.

Property and Equipment

Property and equipment consists principally of machinery and equipment used in the manufacturing process of jet engine blades and is recorded at cost. Depreciation is recognized over the estimated economic lives of the assets using the straight-line method. Repair and maintenance costs are expensed as incurred. The estimated useful lives and cost basis of property and equipment at December 31, 2003 and 2002 are as follows:

			Estimated
Asset Description	2003	2002	Useful Life

Leasehold improvements	$289,876	$287,516	10 years
Machinery and equipment	7,881,306	7,418,854	7 years
Furniture and fixtures	120,286	117,824	10 years
Computers and office equipment	498,702	479,026	5 years
Construction-in-process,
including deposits on equipment	389,122	46,542

	9,179,292	8,349,762
Less accumulated depreciation	(3,827,429)	(2,583,291)

Property and equipment, net	$5,351,863	$5,766,471

BELAC LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. There were no impairment losses recognized during the years ended December 31, 2003 and 2002.

Net Sales

The Company recognizes sales at the time the blades are shipped to the customer, net of estimated sales returns.

Income Taxes

The Company is a limited liability company (LLC) under state law. It has elected to be treated as a Partnership for federal income tax purposes. As such, the members report their share of the Company's taxable earnings or losses in their respective federal and state income tax returns. Consequently, the accompanying financial statements of the Company do not include a provision for current or deferred income taxes.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount and disclosures of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, investments, accounts receivable and accounts payable. The carrying amounts reported in the balance sheets approximate fair value because of the short-term nature of these financial instruments.

BELAC LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Impact of Recently Issued Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145). The Company adopted SFAS No. 145 on December 31, 2002. SFAS No. 145 requires the Company to include gains and losses on extinguishment of debt as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. The Company is also required to reclassify any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented. SFAS No. 145 also provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions and various other technical corrections. It is not anticipated that the provisions of SFAS No. 145 will have an impact on the Company's financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. It is not anticipated that the provisions of SFAS No. 149 will have an impact on the Company's financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). The statement modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in a company's statement of financial position. This statement is effective for the year-end period beginning after December 31, 2003. It is not anticipated that the provisions of SFAS No. 150 will have an impact on the Company's financial position, results of operations or cash flows.

BELAC LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 supercedes Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, and provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. It is not anticipated that the provisions of FIN 45 will have an impact on the Company's financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a company to consolidate a variable interest entity (VIE), as defined, when the company will absorb a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns or both. FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46 applies immediately to a VIE created or acquired after January 31, 2003. For a VIE created before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after March 15, 2004. Application of FIN 46 is also required in financial statements that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. It is not anticipated that the provisions of FIN 46 will have an impact on the Company's financial position, results of operations or cash flows.

3. Benefit Plan

In 1999, the Company began providing a 401(k) savings plan for its employees. Employees who are 21 years of age with 90 continuous days of employment are eligible to participate, with the Company making matching contributions on a dollar-for-dollar basis up to a maximum of 6% of the employee contribution. Amounts contributed by the Company vest at the rate of 20% per year. During 2003 and 2002, the Company recorded approximately $80,000 and $71,000, respectively, in matching 401(k) contributions.

BELAC LLC

Notes to Financial Statements (continued)

4. Members' Capital

The ownership of the Company and total capital as of December 31, 2003 and 2002 are as follows:

	Approximate
	Ownership Percentage		Capital Contributions
	December 31,		December 31,
	2003	2002	2003	2002

Chromalloy Gas Turbine Corporation
(Chromalloy)	52.63%	52.63%	$9,342,200	$12,500,000
Lufthansa Technik AG (Lufthansa)	21.05%	21.05%	3,737,000	5,000,000
United Airlines, Inc. (United)	21.05%	21.05%	3,737,000	5,000,000
Alitalia Linee Aeree Italiane S.p.A
(Alitalia)	5.27%	5.27%	933,800	1,250,000
Travel Industry Systems B.V. (KLM)	-	-	-	-
Unallocated capital	-	-	1,250,000	1,250,000

Total			$19,000,000	$25,000,000

Effective December 31, 2002 (the Effective Date), the Company's Executive Committee approved KLM's withdrawal from the Company. Pursuant to the provisions of the Amended and Restated Operating Agreement (the Operating Agreement), KLM forfeited their capital contributions on the Effective Date and was obligated to either (1) pay an amount equal to the gross profit which the Company projects it would have earned from projected purchases made by KLM during the five-year period (the Buy-out) beginning with the Effective Date of the withdrawal or (2) be obligated to the purchase commitments, as defined, through the same five-year period (see Note 5). In addition, KLM remained responsible for future capital contribution requirements.

During 2003, KLM and the Company reached a settlement of $7.5 million to terminate the financial requirements under the Operating Agreement. This settlement payment is included in other income in the statement of operations.

As a result of KLM's withdrawal from the Company, a portion of KLM's ownership interest was allocated to the remaining members in relation to their respective proportional ownership percentages. The remainder of KLM's capital contributions remained with the Company and were not allocated to the remaining members, as specified in the Operating Agreement.

BELAC LLC

Notes to Financial Statements (continued)

4. Members' Capital (continued)

Profits and losses of the Company are shared by the members, generally in accordance with their respective ownership percentages, unless prior disproportionate allocations have occurred. The Company's Operating Agreement specifies that if the distributions to the members are not expected to cover each member's federal and state taxes on its distributive share of the Company's taxable income for each fiscal year, then the Company shall be required to make additional distributions to the members in accordance with their membership interests to the extent the Company has sufficient net cash, as defined. In the event of liquidation of the Company, net assets are to be distributed (a) to the Company's creditors, including member creditors, and (b) then to the members in accordance with their capital account balances.

5. Major Customers and Risk Concentration

As part of the Operating Agreement, each of the members commits that it and its affiliates will purchase from the Company the blades, which the Company manufactures and sells for use in jet engines, subject to certain pricing maximums as specified in the Operating Agreement. During the years ended December 31, 2003 and 2002, the majority of the Company's sales were to its members and their affiliates.

6. Transactions with Related Parties

The Company purchases raw materials and services from Chromalloy, United and Lufthansa. Purchases of raw materials and related services, during the years ended December 31, 2003 and 2002, were approximately $1,502,000 and $1,271,000, respectively. The Company also purchases certain administrative services, primarily insurance coverage and employee services, from Chromalloy. Payments for these services during the years ended December 31, 2003 and 2002 were approximately $420,000 and $273,000, respectively. As of December 31, 2003 and 2002, amounts due to Chromalloy were approximately $601,000 and $421,000, respectively, and are included in accounts payable and accrued liabilities in the accompanying balance sheets. As of December 31, 2003 and 2002, no amounts were owed to United or Lufthansa.

In 2002, the Company contracted with Alitalia to perform engine tests in an effort to obtain FAA approval for its blades. The amount paid to Alitalia for the engine test was approximately $384,000 as of December 31, 2003.

BELAC LLC

Notes to Financial Statements (continued)

7. Leases

The Company has entered into a noncancelable operating lease for its main manufacturing and headquarters facility with a term of 126 months, expiring June 30, 2010. Base rent for the first four years is fixed and will escalate starting in the fifth year based on the Consumer Price Index (CPI), capped at 4% per annum. At the end of the fifth year, the Company will have the option to purchase the leased facility based on the landlord's cost of the facility plus 10%. The first six months of lease payments were abated. Lease expense is being recognized on a straight-line basis over the entire term of the lease, excluding the effects of CPI escalations.

Future minimum payments computed using base rent amounts, under this lease at December 31, 2003 are as follows:

Year ending December 31:	Amount

2004	$ 217,500
2005	217,500
2006	217,500
2007	217,500
2008	217,500
Thereafter	326,250
$ 1,413,750

Total rent expense under the operating lease for the years ended December 31, 2003 and 2002 was approximately $298,000 and $284,000, respectively.

8. Supplemental Financial Information

Accrued expenses consisted of the following at December 31, 2003 and 2002:

	2003	2002

Accrued test costs	$923,057	$381,120
Accrued salaries and benefits	300,495	295,232
Other	108,646	46,977

	$1,332,198	$723,329

Report of Independent Certified Public Accountants

To the Members of

BELAC LLC:

We have audited the accompanying balance sheets of BELAC LLC (a Delaware limited liability company in the development stage) as of December 31, 2001 and 2000, and the related statements of operations, members' capital and cash flows for the years then ended and the period from inception (July 6, 1998) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BELAC LLC as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended and the period from inception (July 6, 1998) to December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Tampa, Florida

January 11, 2002

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

BELAC LLC
(A Delaware Limited Liability Company in the Development Stage)

BALANCE SHEETS -- DECEMBER 31, 2001 AND 2000

ASSETS	2001	2000

CURRENT ASSETS:
Cash and cash equivalents	$6,289,428	$6,278,188
Inventory	885,833	24,836
Other current assets	200	3,891

Total current assets	7,175,461	6,306,915

PROPERTY AND EQUIPMENT, net	6,243,500	5,789,177

OTHER ASSETS	47,325	47,325

Total assets	$13,466,286	$12,143,417

LIABILITIES AND MEMBERS' CAPITAL

CURRENT LIABILITIES:
Accounts payable	$426,799	$861,560
Accrued liabilities	431,679	282,720

Total current liabilities	858,478	1,144,280

DEFERRED RENT	107,024	117,381

COMMITMENTS AND CONTINGENCIES (Notes 3 and 6)

MEMBERS' CAPITAL:
Members' capital contributions	22,000,000	16,000,000
Deficit accumulated during the development stage	(9,499,216)	(5,118,244)

Total members' capital	12,500,784	10,881,756

Total liabilities and members' capital	$13,466,286	$12,143,417

The accompanying notes are an integral part of these balance sheets.

BELAC LLC
(A Delaware Limited Liability Company in the Development Stage)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, AND

THE PERIOD FROM INCEPTION (JULY 6, 1998) TO DECEMBER 31, 2001

			Period from
			Inception
			(July 6, 1998)
			to
	Years Ended December 31,		December 31,

	2001	2000	2001

OPERATING EXPENSES:
Operating expenses	$1,996,295	$1,531,037	$4,899,647
Selling, general and administrative	806,954	605,142	1,927,012
Research and development	1,928,624	1,383,061	3,549,464

Total operating expenses	4,731,873	3,519,240	10,376,123

OPERATING LOSS	(4,731,873)	(3,519,240)	(10,376,123)

OTHER INCOME (EXPENSE):
Interest and other income	350,901	366,997	914,752
Realized losses on investments	-	-	(37,845)

Total other income, net	350,901	366,997	876,907

NET LOSS	$(4,380,972)	$(3,152,243)	$(9,499,216)

The accompanying notes are an integral part of these statements.

BELAC LLC
(A Delaware Limited Liability Company in the Development Stage)

STATEMENTS OF MEMBERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, AND

THE PERIOD FROM INCEPTION (JULY 6, 1998) TO DECEMBER 31, 2001

		Deficit
		Accumulated
	Members'	During	Total
	Capital	Development	Members'
	Contributions	Stage	Capital

BALANCE, at inception (July 6, 1998)	$-	$-	$-

Capital contribution, December 1998	1,132,720	-	1,132,720

Net loss	-	(445,167)	(445,167)

BALANCE, December 31, 1998	1,132,720	(445,167)	687,553

Capital contributions:
January 1999	4,187,280	-	4,187,280
July 1999	280,000	-	280,000
September 1999	4,180,000	-	4,180,000

Net loss	-	(1,520,834)	(1,520,834)

BALANCE, December 31, 1999	9,780,000	(1,966,001)	7,813,999

Capital contributions:
January 2000	220,000	-	220,000
May - June 2000	6,000,000	-	6,000,000

Net loss	-	(3,152,243)	(3,152,243)

BALANCE, December 31, 2000	16,000,000	(5,118,244)	10,881,756

Capital contributions:
January 2001	6,000,000	-	6,000,000

Net loss	-	(4,380,972)	(4,380,972)

BALANCE, December 31, 2001	$22,000,000	$(9,499,216)	$12,500,784

The accompanying notes are an integral part of these statements.

BELAC LLC
(A Delaware Limited Liability Company in the Development Stage)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, AND

THE PERIOD FROM INCEPTION (JULY 6, 1998) TO DECEMBER 31, 2001

			Period from
			Inception
			(July 6, 1998)
			to
	Years Ended December 31,		December 31,

	2001	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,380,972)	$(3,152,243)	$(9,499,216)
Adjustments to reconcile net loss to net cash
Used in operating activities-
Depreciation	930,377	513,683	1,444,060
Deferred rent	(10,357)	117,381	107,024
Change in operating assets and liabilities-
Inventory	(860,997)	(24,836)	(885,833)
Other assets	3,691	(3,108)	(47,525)
Accounts payable	(434,761)	255,849	426,799
Accrued liabilities	148,959	191,433	431,679

Net cash used in operating activities	(4,604,060)	(2,101,841)	(8,023,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,384,700)	(3,577,537)	(7,687,560)

Net cash used in investing activities	(1,384,700)	(3,577,537)	(7,687,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital	6,000,000	6,220,000	22,000,000

Net cash provided by financing activities	6,000,000	6,220,000	22,000,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,240	540,622	6,289,428

CASH AND CASH EQUIVALENTS, beginning of period	6,278,188	5,737,566	-

CASH AND CASH EQUIVALENTS, end of period	$6,289,428	$6,278,188	$6,289,428

The accompanying notes are an integral part of these statements.

BELAC LLC

(A Delaware Limited Liability Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

1  ORGANIZATION AND NATURE OF BUSINESS

BELAC LLC (the Company), a Delaware limited liability company in the development stage, was formed on July 6, 1998. The Company was formed to develop, manufacture, market, distribute and sell first and second stage blades for jet engines. From inception (July 6, 1998) to December 31, 1998, Chromalloy Gas Turbine Corporation (Chromalloy) was the sole member of the Company. In January 1999, Lufthansa Technik AG (Lufthansa), Blue Yonder VII B.V. (KLM) and Alitalia Lineeaeree Italiane SpA (Alitalia) became members of the Company. In May 2000, United Airlines, Inc. (United) became a member of the Company. The Company's strategy is to be an alternate supplier in the airline industry for high-volume jet engine blades to compete against the companies that hold the original Type Certificate for the parts. The Company expects to distribute the majority of its products to its members and their affiliates.

The Company is a development stage company that has devoted substantially all of its efforts to formation, general and administrative and research and development activities and has not yet generated any revenues from the sale of core products nor is there any assurance that revenues will be generated in the future. The anticipated activities to be engaged in by the Company involve a high degree of risk and uncertainty. The ability of the Company to successfully develop and market its products is dependent upon many factors. These factors include, but are not limited to, the approval by the Federal Aviation Administration (FAA) on the design and production of the parts, the need for additional capital contributions and/or external financing and the competition from the original Type Certificate holders. As a result, there can be no assurance of the Company's future success.

2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original purchased maturity of three months or less to be cash equivalents.

For all periods presented, the Company made no payments for interest or income taxes.

Inventory

Inventories are stated at cost, based on the first-in first-out basis. Inventories consist of the following at December 31, 2001 and 2000:
Inventory Type	2001	2000

Raw materials	$16,164	$24,836
Work in process	734,006	-
Finished Goods	135,663	-

Total	$885,833	$24,836

BELAC LLC

(A Delaware Limited Liability Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

Property and Equipment

Property and equipment consists principally of machinery and equipment to be used in the manufacture of jet engine blades and is recorded at cost. Depreciation is recognized over the estimated economic lives of the assets using the straight-line method. Repair and maintenance costs are expensed as incurred. The estimated useful lives and cost basis of property and equipment at December 31, 2001 and 2000, are as follows:
			Estimated
Asset Description	2001	2000	Useful Life

Leasehold improvements	$287,516	$287,516	10 years
Machinery and equipment	6,403,565	4,325,024	7 years
Furniture and fixtures	116,379	115,574	10 years
Computers and office equipment	470,552	436,667	5 years
Construction-in-process, including
deposits on equipment	407,585	1,138,079

	7,685,597	6,302,860
Less- Accumulated depreciation	(1,442,097)	(513,683)

Property and equipment, net	$6,243,500	$5,789,177

Income Taxes

The Company has elected limited liability company (LLC) status, as defined by the Internal Revenue Code, whereby the Company itself is not subject to taxation for federal purposes. Under LLC status, the members report their share of the Company's taxable earnings or losses in their respective federal and state income tax returns. Consequently, the accompanying financial statements of the Company do not include a provision for current or deferred income taxes.

This position is subject to federal and state taxing authority review and potential changes could affect the members' share of the Company's taxable earnings or losses.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount and disclosures of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

BELAC LLC

(A Delaware Limited Liability Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, accounts payable and accrued liabilities. The carrying amounts reported in the balance sheets approximate fair value because of the short-term nature of these financial instruments.

Organization Costs

All start-up costs incurred have been expensed and are included as a component of operating expenses in the accompanying statements of operations.

3  LEASES

The Company has entered into a noncancelable operating lease for its main manufacturing and headquarters building with a term of 126 months, expiring July 2010. Base rent for the first four years is fixed and will escalate starting in the fifth year based on the Consumer Price Index, capped at 4 percent per annum. At the end of the fifth year, the Company will have the option to purchase the leased facility based on the landlord's cost of the facility plus 10 percent. The lease agreement was executed in 1999 but the Company did not take occupancy until January 2000. The first six months of lease payments have been abated. Lease expense is being recognized on a straight-line basis over the entire term of the lease, including the six-month abatement period.

Future minimum payments under this lease at December 31, 2001, are as follows:
Year Ending
December 31,	Amount

2002	$217,500
2003	217,500
2004	217,500
2005	217,500
2006	217,500
Thereafter	761,250

$1,848,750

Total rent expense under the operating lease for the years ended December 31, 2001 and 2000, was approximately $275,000 and $236,000, respectively.

BELAC LLC

(A Delaware Limited Liability Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

4  MEMBERS' CAPITAL

During 1998, Chromalloy was the sole member of the Company and made capital contributions representing expenditures made by Chromalloy on behalf of the Company. In January 1999, Lufthansa, KLM and Alitalia made initial capital contributions and in May 2000, United made an initial capital contribution. The ownership of the Company at December 31, 2001, and total investment amounts as of December 31, 2001 and 2000, are as follows:
	Approximate	Investment at
	Ownership	December 31,

	Percentage	2001	2000

Chromalloy	50%	$11,000,000	$8,000,000
Lufthansa	20%	4,400,000	3,200,000
United	20%	4,400,000	3,200,000
KLM	5%	1,100,000	800,000
Alitalia	5%	1,100,000	800,000

Total		$22,000,000	$16,000,000

Profits and losses of the Company are shared by the members, generally in accordance with their respective ownership percentages, unless prior disproportionate allocations have occurred. The Company's operating agreement specifies that if the distributions to the members are not expected to cover each member's federal and state taxes on its distributive share of the Company's taxable income for each fiscal year, then the Company shall be required to make additional distributions to the members in accordance with their membership interests to the extent the Company has sufficient net cash, as defined in the operating agreement. Each member has a preferential purchase right to acquire, based on its share of relative ownership percentages, a departing member's interest in the Company at fair market value, as defined in the operating agreement. In the event of liquidation of the Company, net assets are to be distributed (a) to the Company's creditors, including member creditors, and (b) then to the members in accordance with their capital account balances.

5   MAJOR CUSTOMERS AND RISK CONCENTRATION

As part of the operating agreement, each of the members commits that it and its affiliates will purchase from the Company the parts, which the Company manufactures and sells for use in jet engines, subject to certain pricing maximums as specified in the operating agreement. A majority of sales are anticipated to originally be concentrated among the members and their affiliates.

BELAC LLC

(A Delaware Limited Liability Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

6   COMMITMENTS AND CONTINGENCIES

During 2001, the Company entered into a commitment to purchase a high-technology manufacturing piece of equipment. As of December 31, 2001, the Company has made various down payments on the machine and, as of December 31, 2001, had not taken possession of the machine. The commitment for this machinery totals approximately $456,000, less amounts deposited of approximately $274,000. The deposits are included in property and equipment, net, on the accompanying balance sheets.

7   BENEFIT PLAN

In 1999, the Company began providing a 401(k) savings plan for its employees. Employees who are 21 years of age with 90 continuous days of employment are eligible to participate, with the Company making matching contributions on a dollar-for-dollar basis up to a maximum of 6 percent of the employee contribution. Amounts contributed by the Company vest at the rate of 20 percent per year. During 2001 and 2000, the Company expensed approximately $62,000 and $58,000, respectively, in matching 401(k) contributions.

8   TRANSACTIONS WITH RELATED PARTY

The Company purchases raw materials and related services from Chromalloy and Lufthansa. Purchases of raw materials and related services, during the years ended December 31, 2001 and 2000, were approximately $1,285,000 and $720,000, respectively. The Company also purchases certain administrative services, primarily insurance coverage and employee services from Chromalloy. Payments for these services during the years ended December 31, 2001 and 2000, were approximately $235,000 and $85,000, respectively.

ITEM 15.  EXHIBITS

23.2	-	Consent of Independent Auditors (filed herewith).

31.1	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEQUA CORPORATION

BY	/s/ HOWARD M. LEITNER

Howard M. Leitner
Senior Vice President, Finance
(Chief Financial Officer)

March 26, 2004