Form 10-Q
period 2004-03-31
SEQUA CORP /DE/
filed 2004-05-10
CIK 95301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2004

OR
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes	X	No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

Yes	X	No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004

Class A Common Stock, no par value	7,110,823
Class B Common Stock, no par value	3,329,772

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sequa Corporation and Subsidiaries
Consolidated Statement of Operations
(Amounts in thousands, except per share)
(Unaudited)

	For the Three Months Ended March 31,

	2004	2003*

Sales	$446,066	$388,912

Costs and expenses
Cost of sales	367,501	328,072
Selling, general and administrative	60,452	54,888

	427,953	382,960

Operating income	18,113	5,952

Other income (expense)
Interest expense	(18,066)	(15,836)
Interest income	858	738
Equity in income of unconsolidated joint ventures	1,267	4,548
Other, net	(1,688)	(2,424)

Income (loss) from continuing operations
before income taxes	484	(7,022)

Income tax (provision) benefit	(200)	3,000

Income (loss) from continuing operations	284	(4,022)

Income from discontinued operations, net
of income taxes	969	885

Net income (loss)	1,253	(3,137)

Preferred dividends	(516)	(516)

Net income (loss) available to common stock	$737	$(3,653)

Basic and diluted income (loss) per share
Loss from continuing operations	$(0.02)	$(0.43)
Income from discontinued operations	0.09	0.08

Net income (loss)	$0.07	$(0.35)

Dividends declared per share
Preferred	$1.25	$1.25

The accompanying notes are an integral part of the financial statements.

*See Notes 1 and 9 to the consolidated financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands)

ASSETS

	(Unaudited)
	March 31,	December 31,
	2004	2003*

Current assets
Cash and cash equivalents	$147,169	$184,293
Trade receivables (less allowances of $15,325 and $15,321)	332,892	315,210
Inventories	406,931	394,258
Assets of discontinued operations	50,348	50,903
Deferred income taxes	50,212	50,071
Other current assets	34,703	37,579

Total current assets	1,022,255	1,032,314

Investments
Investments and other receivables	94,579	90,552
Assets of discontinued operations	73,095	76,751

	167,674	167,303

Property, plant and equipment, net	429,293	435,319

Other assets
Goodwill	145,748	145,566
Deferred income taxes	18,785	15,097
Deferred charges and other assets	100,449	97,225

	264,982	257,888

Total assets	$1,884,204	$1,892,824

The accompanying notes are an integral part of the financial statements.
*See Notes 1 and 9 to the consolidated financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

	(Unaudited)
	March 31,	December 31,
	2004	2003*

Current liabilities
Current maturities of long-term debt	$1,237	$2,508
Accounts payable	168,525	167,190
Taxes on income	22,625	21,363
Liabilities of discontinued operations	5,800	8,782
Accrued expenses	156,684	168,492

Total current liabilities	354,871	368,335

Noncurrent liabilities
Long-term debt	798,189	798,166
Liabilities of discontinued operations	1,750	1,787
Other noncurrent liabilities	130,533	126,445

	930,472	926,398

Shareholders' equity
Preferred stock--$1 par value, 1,825,000 shares authorized, 797,000 shares of $5 cumulative convertible stock issued at March 31, 2004 and December 31, 2003 (involuntary liquidation value--$17,181 at March 31, 2004)	797	797
Class A common stock--no par value, 50,000,000 shares authorized, 7,322,000 shares issued at March 31, 2004 and December 31, 2003	7,322	7,321
Class B common stock--no par value, 10,000,000 shares authorized, 3,727,000 shares issued at March 31, 2004 and December 31, 2003	3,727	3,727
Capital in excess of par value	289,984	290,043
Retained earnings	384,144	383,408
Accumulated other comprehensive loss	(9,477)	(9,398)

	676,497	675,898
Less: Cost of treasury stock	77,636	77,807

Total shareholders' equity	598,861	598,091

Total liabilities and shareholders' equity	$1,884,204	$1,892,824

The accompanying notes are an integral part of the financial statements.
*See Notes 1 and 9 to the consolidated financial statements.

Sequa Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Amounts in thousands)
(Unaudited)
	For the Three Months Ended March 31,

	2004	2003*

Cash flows from operating activities:
Income (loss) from continuing operations before income taxes	$484	$(7,022)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	20,149	19,631
Provision for losses on receivables	814	986
Equity in income of unconsolidated joint ventures	(1,267)	(4,548)
Other items not providing cash	794	90

Changes in operating assets and liabilities:
Receivables	(18,771)	(20,899)
Inventories	(16,301)	(15,214)
Other current assets	2,925	6,958
Accounts payable and accrued expenses	(10,582)	(4,778)
Other noncurrent liabilities	2,983	4,301

Net cash (used for) continuing operations before income taxes	(18,772)	(20,495)
Net cash provided by (used for) discontinued operations before income taxes	1,991	(2,111)
Income taxes paid, net	(3,612)	(1,630)

Net cash (used for) operating activities	(20,393)	(24,236)

Cash flows from investing activities:
Business purchased	(1,824)	-
Purchases of property, plant and equipment	(12,668)	(15,025)
Sales of property, plant and equipment	56	135
Other investing activities	9	(793)

Net cash (used for) investing activities	(14,427)	(15,683)

Cash flows from financing activities:
Proceeds from accounts receivable sold	-	52,000
Repurchases of accounts receivable sold	-	(38,000)
Proceeds from debt	212	-
Payments of debt	(1,495)	(789)
Payments of preferred dividends	(516)	(516)
Other financing activities	(847)	(4)

Net cash (used for) provided by financing activities	(2,646)	12,691

Effect of exchange rate changes on cash and cash equivalents	342	1,595

Net decrease in cash and cash equivalents	(37,124)	(25,633)

Cash and cash equivalents at beginning of period	184,293	138,814

Cash and cash equivalents at end of period	$147,169	$113,181

The accompanying notes are an integral part of the financial statements.
*See Notes 1 and 9 to the consolidated financial statements.

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

     Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46) attempts to clarify the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In general, a Variable Interest Entity (VIE) is an entity that has (1) an insufficient amount of equity for the entity to carry on its principal operations without additional subordinated financial support from other parties, (2) a group of equity owners that are unable to make decisions about the entity's activities or (3) equity that does not absorb the entity's losses or receive the benefits of the entity. FIN No. 46 excludes operating businesses from its application, unless (1) the reporting company and its related parties were involved in the formation of the entity (excluding operating joint ventures under joint control of the company and one or more independent parties), (2) substantially all of the activities of the entity are conducted on behalf of the reporting company, (3) the reporting company provides more than half of the equity, subordinated debt or other forms of subordinated support and (4) the activities of the entity primarily relate to securitizations or other forms of asset backed financing.

     Sequa's 50% or less owned joint ventures are excluded from consideration as VIE's under the parameters of FIN No. 46. The 52.6% owned component manufacturing operation, BELAC LLC (BELAC), has been determined not to be a VIE and therefore its financial statements are not required to be consolidated with those of Sequa under FIN No. 46. Management considers BELAC to have sufficient equity to carry on its principal operations. BELAC has never utilized third-party debt, its equity absorbs losses and receives the benefit of its income and its equity owners as a group are able to make decisions about its operating activities.

Note 1.   Basis of presentation   (cont'd)

     Sequa Receivables Corporation (SRC), a wholly owned special purpose corporation engaged in selling an undivided percentage ownership interest in Sequa's eligible domestic trade receivables (see Note 7 for further discussion), is a VIE. SRC's assets are available to satisfy its obligations to the bank-administered multi-seller commercial paper conduit, and SRC bears the risk of loss relative to uncollectible receivables. Sequa's trade receivables are net of receivables sold under SRC's Receivables Purchase Agreement.

     On April 1, 2004, Sequa, through its TurboCombustor Technology, Inc. unit (TCT), an affiliated subsidiary of Chromalloy Gas Turbine Corporation (Chromalloy), sold the business and substantially all of the assets and certain of the liabilities of TCT to TCT Acquisition, Inc. TCT received $32,000,000 in cash, subject to certain adjustments, and $8,000,000 Face Amount of Series B Convertible Preferred Stock representing up to an 18.2% ownership interest in TCT Acquisition, Inc. An investor group that includes CAI Partners & Co., II L.P. of New York, Toronto, Montreal and Vancouver; Aero Equity Fund Inc. of Savannah, Georgia; and certain management executives of TCT Acquisition, Inc. hold the remaining 81.8% ownership interest. The Series B Convertible Preferred Stock does not possess voting rights and Sequa does not have representation on the board of directors of TCT Acquisition, Inc. The operations and cash flows of the TCT business have been eliminated from the ongoing operations of Chromalloy and there will not be any significant continuing involvement in the operations of TCT Acquisition, Inc. In accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," Sequa has classified the TCT business as a discontinued operation. The Consolidated Statement of Operations, Balance Sheet and Statement of Cash Flows have been restated in prior periods to reflect the TCT business as a discontinued operation.

     On October 17, 2003, Sequa, through its Atlantic Research Corporation subsidiary (ARC), completed the sale of substantially all of the assets -- including the shares of ARC UK Limited -- and certain of the liabilities related to the propulsion business of ARC (collectively referred to as the ARC propulsion business). The sale to GenCorp Inc.'s Aerojet-General Corporation subsidiary (Aerojet) was pursuant to an agreement entered into by ARC on May 2, 2003. ARC received $133,000,000 in cash subject to certain adjustments. ARC Automotive, Sequa's automotive airbag inflator operation, was not included in the sale to Aerojet. The Consolidated Statement of Operations and Statement of Cash Flows have been restated in prior periods to reflect the ARC propulsion business as a discontinued operation. The December 31, 2003 Balance Sheet reflects the sale of the ARC propulsion business.

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

Note 1.   Basis of presentation   (cont'd)

     The consolidated financial statements included herein have been prepared by Sequa, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present Sequa's results for the interim periods presented. Such adjustments consisted of normal recurring items with the exception in 2004 of a $0.6 million charge at the Metal Coating segment related to a legal dispute. The first quarter of 2003 included $3,325,000 of restructuring and related asset impairment charges at the Aerospace segment, the Casco Products unit of the Automotive segment and the MEGTEC Systems unit of the Other Products segment; $745,000 of expense to reserve receivables due from a foreign commercial airline that filed for protection under bankruptcy laws; $3,947,000 of gain from a settlement with a former partner in BELAC; and $1,518,000 of loss on the fair market value of forward foreign exchange contracts that did not qualify for cash flow hedge accounting.

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

     The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

Note 1.   Basis of presentation   (cont'd)

     Had compensation cost for Sequa's stock option plan been determined using the fair value method under SFAS No. 123, Sequa's income (loss) from continuing operations and related earnings (loss) per share would have been affected as follows:
	(Unaudited)
	For the Three Months
	Ended March 31,

	2004	2003

Reported income (loss) from
continuing operations	$284	$(4,022)
Stock-based compensation, net of
related tax effects, under
SFAS No. 123	(426)	(15)

Adjusted loss from
continuing operations	$(142)	$(4,037)

Basic loss per share:
Reported loss from
continuing operations	$(0.02)	$(0.43)

Stock-based compensation, net
of related tax effects, under
SFAS No. 123	(0.04)	-

Adjusted loss from
continuing operations	$(0.06)	$(0.43)

Note 2. Restructuring Charges

     While Sequa continues to review its individual operations in order to ensure their competitive positions in their respective markets, management does not currently anticipate significant restructuring activities in 2004.

     In the first quarter of 2003, the Consolidated Statement of Operations includes restructuring charges of $3,025,000 which are composed of: $2,583,000 of involuntary termination benefits; a $254,000 qualified pension plan curtailment loss; and $188,000 of relocation and other restructuring charges. Workforce reductions occurred at various locations of the Aerospace segment. The Casco Products unit of the Automotive segment transferred its Connecticut manufacturing operation to other lower cost facilities and the MEGTEC Systems unit of the Other Products segment, transferred certain manufacturing operations to other existing facilities. The restructuring activities resulted in the termination of approximately 370 employees. Asset impairment charges relating to the restructuring activities of Casco Products totaled $300,000.

Note 2. Restructuring Charges

     Restructuring charges in the Consolidated Statement of Operations can be summarized by caption and by segment as follows:

(Thousands of Dollars) (Unaudited)
For the Three Months
Ended March 31,
2003

By caption:
Cost of Sales	$2,341
Selling, general and administrative	684

Total	$3,025

By segment:
Aerospace	$841
Automotive:
Casco Products	1,361
Other Products:
MEGTEC Systems	823

Total	$3,025

     The after-tax effect of the first quarter 2003 restructuring and related asset impairment charges was to increase basic loss per share from continuing operations by $0.21.

     Sequa's Consolidated Balance Sheet includes accruals relating to the restructuring program of $3,470,000 at March 31, 2004 and $3,918,000 at December 31, 2003. Activity affecting the accruals in the first quarter of 2004 is summarized as follows:

	(Thousands of Dollars) (Unaudited)

Balance at December 31, 2003	$3,918

Cash payments of involuntary termination
and voluntary early retirement benefits	(461)
Other activity and adjustments	13	(a)

Balance at March 31, 2004	$3,470

(a)	Includes a reimbursement of relocation costs by a government authority
	to aid in the transfer of manufacturing operations to its state.

Note 3. Pension Expense

     The net periodic pension cost for the first quarter periods of 2004 and 2003 for all significant domestic and foreign funded defined benefit plans include the following components:

	(Thousands of Dollars)
	(Unaudited)
	For the Three Months
	Ended March 31,

	2004	2003

Service cost	$3,023	$3,149
Interest cost	6,674	6,382
Expected return on assets	(8,109)	(5,012)
Amortization of net transition amount	51	41
Amortization of prior service cost	210	175
Recognized net loss	1,864	2,157

Net periodic pension cost	3,713	6,892
Loss due to curtailments/early retirement
enhancements	43	254

	$3,756	$7,146

The weighted average assumptions used to determine the net periodic pension cost were as follows:

	2004	2003

Discount rate	6.00%	6.75%
Expected long-term return on plan assets	8.30%	8.30%
Rate of compensation increase	(a)	(a)

(a)	A graded rate of increase in compensation levels was utilized: 3.5% in 2003,
4.0% in 2004 and 4.5% thereafter.

     Net periodic pension cost has declined in 2004 from the 2003 level, despite a decline in the discount rate, for the following reasons: (1) Sequa contributed $102,750,000 in 2003, primarily in the fourth quarter, to its domestic plans which increased plan assets for subsequent expected returns, (2) an improvement in actual plan asset performance in 2003 compared with 2002 which increased plan assets for subsequent expected returns and (3) the benefits were frozen for most employees covered by the Atlantic Research Corporation Employees' Pension Plan subsequent to the sale of the ARC propulsion business in October 2003.

     Of the total net periodic pension cost, $83,000 and $1,297,000 related to discontinued operations in the first-quarter periods of 2004 and 2003, respectively.

Note 4. Income Tax (Provision) Benefit

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the three-month periods of 2004 and 2003 were based upon estimated annual pre-tax income (losses) from continuing operations and include the effect of a provision for state income and franchise taxes.

Note 5. Comprehensive Income (Loss)

     Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss) items, which are recorded within a separate component of equity in the balance sheet and are excluded from net income (loss). Sequa's other comprehensive income (loss) items generally include foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on certain securities, and unrealized gains and losses on cash flow hedges. Since undistributed earnings of Sequa's foreign subsidiaries are intended to be permanently reinvested, except where Sequa is able to repatriate the earnings to the US without any material incremental tax provision, taxes have not been provided for foreign currency translation adjustments.

     Sequa monitors its pension plans on an ongoing basis. At March 31, 2004, no significant charge to other comprehensive income (loss) with respect to a minimum pension liability adjustment is expected in 2004.

     Comprehensive income for the first-quarter periods ended March 31, 2004 and 2003 is as follows:
	(Thousands of Dollars) (Unaudited)
	For the Three Months
	Ended March 31,

	2004	2003

Net income (loss)	$1,253	$(3,137)
Other comprehensive income (loss) items:
Foreign currency translation adjustments	182	3,985
Unrealized loss on cash flow hedges	(402)	(305)
Tax benefit on unrealized loss on cash
flow hedges	141	107

Comprehensive income:	$1,174	$650

Note 6. Earnings (Loss) Per Share

     Basic earnings (loss) per share for each of the periods have been computed by dividing the net earnings (loss), after deducting dividends on cumulative convertible preferred stock, by the weighted average number of common shares outstanding during the period.

     Diluted earnings (loss) per share reflects the potential dilution that would have occurred if each share of the cumulative convertible preferred stock outstanding was converted into 1.322 shares of Class A common stock and any outstanding "in-the-money" options to purchase shares

Note 6. Earnings (Loss) Per Share   (cont'd)

of Class A common stock were exercised. In the following table, the conversion of each share of preferred stock into 1.322 shares of common stock (546,000 common shares for each period presented), and any outstanding in-the-money options, were not included in the computation of diluted earnings (loss) per share because inclusion would have had an anti-dilutive effect on earnings per share.

The computation of basic and diluted earnings (loss) per share is as follows:
	(Thousands of dollars, except
	per share data)
	(Unaudited)
	For the
	Three Months
	Ended March 31,

	2004	2003

Income (loss) from continuing operations	$284	$(4,022)

Less: Preferred dividends	(516)	(516)

Loss from continuing operations available
to common stock--basic	(232)	(4,538)

Income from discontinued operations, net
of income taxes	969	885

Net income (loss) income available to common
stock--basic	737	(3,653)

Convertible preferred stock dividend requirement	-	-

Net income (loss) available to common stock--diluted	$737	$(3,653)

Weighted average number of common shares
outstanding -- basic	10,441	10,432

Conversion of convertible preferred stock	-	-

Exercise of stock options	-	-

Weighted average number of common shares
outstanding -- diluted	10,441	10,432

Basic and diluted earnings (loss) per share
Loss from continuing operations	$(0.02)	$(0.43)
Income from discontinued operations	0.09	0.08

Net income (loss)	$0.07	$(0.35)

Note 7. Trade Receivables, Net

     Sequa Receivables Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement (RPA) which extends through November 16, 2006. Under the RPA, SRC may sell an undivided percentage ownership interest up to a maximum participation of $75,000,000 in Sequa's eligible domestic trade receivables through a bank-administered multi-seller commercial paper conduit. Backup liquidity lines provided by two banks are annually renewable at the banks' option and contain a net worth covenant applicable to Sequa. The sale of receivables through the bank-administered conduit is funded through the sale of A1/P1-rated commercial paper. SRC's discount expense is 1.25% above the commercial paper rate. SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa.

     In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," transactions under the RPA qualify as a sale of receivables. At March 31, 2004 and December 31, 2003, no trade receivables were sold under the RPA. Other, net in the Consolidated Statement of Operations for the first-quarter periods ended March 31, 2004, and 2003 includes $0 and $283,000, respectively, of discount expense related to the sale of receivables.

Note 8. Inventories

     The inventory amounts at March 31, 2004 and December 31, 2003 were as follows:

	(Thousands of Dollars)
	(Unaudited)
	March 31,	December 31,
	2004	2003

Finished goods	$210,801	$196,665
Work in process	112,164	111,126
Raw materials	97,106	103,091
Customer deposits	(13,140)	(16,624)

	$406,931	$394,258

Note 9.   Subsequent Event and Discontinued Operations

     On April 1, 2004, Sequa, through its TCT unit, an affiliated subsidiary of Chromalloy, sold the business and substantially all of the assets and certain of the liabilities of TCT to TCT Acquisition, Inc. TCT received $32,000,000 in cash, subject to certain adjustments, and $8,000,000 Face Amount of Series B Convertible Preferred Stock representing up to an 18.2% ownership interest in TCT Acquisition, Inc. An investor group that includes CAI partners & Co., II L.P. of New York, Toronto, Montreal and Vancouver; Aero Equity Fund Inc. of Savannah, Georgia; and certain management executives of TCT Acquisition, Inc. hold the remaining 81.8% ownership interest. The Series B Convertible Preferred Stock does not possess voting rights, and

Note 9.   Subsequent Event and Discontinued Operations   (cont'd)

Sequa does not have representation on the board of directors of TCT Acquisition, Inc. The operations and cash flows of the TCT business have been eliminated from the ongoing operations of Chromalloy, and there will not be any significant continuing involvement in the operations of TCT Acquisition, Inc. Sequa expects to recognize an after-tax gain of approximately $2,500,000 on the sale of the TCT business in the second quarter of 2004.

     On October 17, 2003, Sequa, through its ARC subsidiary, completed the sale of substantially all of the assets -- including the shares of ARC UK Limited -- and certain of the liabilities related to the propulsion business of ARC (collectively referred to as the ARC propulsion business). The sale to Aerojet was pursuant to an agreement entered into by ARC on May 2, 2003. ARC Automotive, Sequa's automotive airbag inflator operation, was not included in the sale to Aerojet. The sale price was $133,000,000 in cash subject to certain adjustments, and Sequa recognized a preliminary after-tax gain of $3,104,000 in 2003.

     During 1991, Sequa adopted a formal plan to divest the investment portfolio of its leasing subsidiary, Sequa Capital Corporation (Sequa Capital), and to classify it as a discontinued operation. Sequa Capital's remaining investment in leveraged leases will be liquidated over the next 11 years as rentals are received and residual values are realized. Debt of discontinued operations represents the remaining amounts owed under the non-recourse securitization of the leveraged lease portfolio in 1994. The debt, which is serviced by the leveraged lease cash flow stream including residual proceeds, will be paid off in 2004.

     Assets and liabilities of discontinued operations are separately presented in the Consolidated Balance Sheet with the assets and liabilities of the TCT business classified as current. The components of discontinued operations included in the Consolidated Balance Sheet are as follows:

Note 9.   Subsequent Event and Discontinued Operations   (cont'd)

	(Thousands of Dollars)
	(Unaudited)
	March 31,	December 31,
	2004	2003

Current assets
Assets of TCT:
Current assets	$15,342	$13,954
Property, plant and equipment, net	11,757	12,241
Goodwill	3,586	3,586
Investment in leveraged leases	19,663	21,122

Total current assets	$50,348	$50,903

Long-term assets
Investment in leveraged leases	$66,951	$70,607
Other assets	6,144	6,144

Total long-term assets	$73,095	$76,751

Current liabilities
Liabilities of TCT:
Current liabilities	$2,281	$1,342
Debt and related accrued interest	3,519	7,440

Total current liabilities	$5,800	$8,782

Long-term liabilities
Other liabilities	$1,750	$1,787

Total long-term liabilities	$1,750	$1,787

Income from discontinued operations for the first quarter of 2004 relates to the results of TCT. Income from discontinued operations for the first quarter of 2003 relates to the results of TCT and the ARC propulsion business. Such results can be summarized as follows:
	(Thousands of Dollars) (Unaudited)
	For the Three Months
	Ended March 31,

	2004	2003

Sales	$11,258	$35,530
Costs and expenses	9,789	33,724

Operating income	1,469	1,806
Other expense	-	(321)

Income before income taxes	1,469	1,485
Income tax provision	500	600

Income from discontinued operations	$969	$885

Note 10. Goodwill

     The $182,000 increase in goodwill in the Consolidated Balance Sheet is attributable to foreign currency translation adjustments.

Note 11.   Accrued Warranty Costs

     Warranty costs primarily relate to the MEGTEC Systems and Sequa Can Machinery operations of the Other Products segment. Both of these units sell equipment that is substantial in size, complexity, workload requirements and cost. Warranties issued are generally 12 to 18 months from the date of installation. Warranty reserves are primarily established using a percentage of sales based on past loss experience. Warranty activity for the three-month period of 2004 and 2003 is summarized as follows:
	(Thousands of Dollars)
	(Unaudited)
	For the Three Months
	Ended March 31,

	2004	2003

Warranty reserves, beginning of period	$12,911	$11,022
Warranties issued	1,464	2,467
Warranty costs incurred	(1,456)	(2,285)
Changes in liability for pre-existing
warranties, including expirations	(190)	(3)
Foreign currency translation adjustments	(94)	87

Warranty reserves, end of period	$12,635	$11,288

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

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At March 31, 2004, the potential exposure for such costs is estimated to range from $11,500,000 to $20,500,000, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of

Note 12.   Environmental Matters   (cont'd)

$16,159,000. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, remediation costs for continuing operations are estimated to be in the range of $3,500,000 to $5,500,000 for 2004. In the three months of 2004, actual remediation expenditures for continuing operations were $478,000.

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

     Forward foreign exchange contracts and derivatives thereof are used to hedge the cash flows of certain forecasted sales and intercompany firm sales commitments. These contracts are primarily short-term in nature with the maximum hedge period not exceeding two years. Gains and losses on these contracts, representing the effective portion of the hedging activity are reported in Accumulated Other Comprehensive Income (Loss). These deferred gains and losses are recognized in operating income in the period in which the sale is recognized. Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Operations in the period they occur. Other, net in the Consolidated Statement of Operations includes $350,000 of expense in the first quarter of 2004 and $1,518,000 of expense in the first quarter of 2003 related to the fair market valuation of forward foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting. At March 31, 2004, there were no forward foreign exchange contracts and derivatives thereof that were effective cash flow hedges and which could be included in Accumulated Other Comprehensive Income (Loss).

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

Note 13.   Derivatives and Financial Instruments   (cont'd)

     At March 31, 2004 and December 31, 2003, Sequa had forward foreign exchange contracts and derivatives thereof with notional amounts primarily denominated in Euros: 70,441,000 and 34,157,000, respectively; in US Dollars: 8,403,000 and 8,964,000, respectively. At December 31, 2003, Sequa had a natural gas swap with a notional amount of $1,538,000 that had qualified as an effective cash flow hedge and which expired in the first quarter of 2004.

Note 14. Summary Business Segment Data

     Sequa's sales and operating income (loss) by business segment are as follows:

	(Thousands of Dollars)
	(Unaudited)
			Operating Income
	Sales		(Loss)
	First Quarter		First Quarter

	2004	2003	2004	2003

Aerospace	$178,401	$163,976	$8,635	$2,974
Automotive	81,644	67,020	3,788	(1,345)
Metal Coating	67,934	50,283	5,965	3,757
Specialty Chemicals	55,731	47,455	6,705	5,496
Other Products	62,356	60,178	1,528	1,937
Corporate	-	-	(8,508)	(6,867)

Total	$446,066	$388,912	$18,113	$5,952

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

     Various operating units of Sequa have had customers who have filed voluntary petitions for relief under the Bankruptcy Code. Sequa monitors the bankruptcy cases of these customers in order to file appropriate claims and take other steps necessary to protect its interests. Once a customer files a petition under the Bankruptcy Code, Sequa provides additional allowances for doubtful accounts based on an evaluation of the relevant facts. In addition, as to several of those

Note 15.   Contingencies and Commitments    (cont'd)

bankruptcy cases where a customer's reorganization and/or liquidation plan clearly indicates that avoidance claims will likely be asserted or where such claims have been asserted, Sequa has undertaken an analysis, with the advice of legal counsel, to estimate its potential exposure for such claims in such bankruptcy cases. As of March 31, 2004, Sequa has determined that such potential exposure is in the range of $4,400,000 to $13,850,000 (no single amount is more likely than any other amount) and, accordingly, has provided a liability for the minimum amount.

     At March 31, 2004, Sequa was contingently liable for $32,936,000 of outstanding letters of credit and $2,794,000 of surety bonds not reflected in the accompanying Consolidated Financial Statements. In addition, Sequa has guaranteed a bank line of credit for its MJB joint venture, a partnership with Mohammed Bin Masaood & Sons, in the amount of $6,646,000 and 50% of the capitalized lease payments and 50% of the overdraft facility for its Turbine Surface Technology Limited (TSTL) joint venture in an amount not to exceed 11,500,000 British pounds. At March 31, 2004, no amounts were outstanding under MJB's bank line of credit and 6,346,000 British pounds were outstanding related to the TSTL guarantees. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to outstanding letters of credit, surety bonds or the bank guarantees.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Sales

Overall sales increased 15% in the first quarter of 2004, led by advances at the Metal Coating, Automotive, Specialty Chemicals and Aerospace segments and at the MEGTEC Systems unit of the Other Products segment. Translation of sales denominated in foreign currencies added approximately $21 million to first quarter sales.

     Sales of the Aerospace segment increased 9% in the first quarter of 2004 due to four major factors: the inception of a 10-year materials-by-the-hour program with a major US airline which added sales of approximately $9 million; an 8% increase in engine component repair sales to the commercial aviation market associated with a number of other new long term agreements; a 5% increase in sales to the US military; and the benefit of translating foreign sales into US dollars (approximately $6.0 million). These advances were partially offset by a decline in engine overhaul sales.

     Sales of the Automotive segment advanced 22%, with increases at both operating units in the segment. Sales of ARC Automotive, the automotive airbag inflator unit, increased 27% with increased volumes at both US and Italian operations bolstered by the benefit of translating the Italian unit's local currency sales into US dollars (approximately $2.7 million). Sales of the Casco Products unit advanced 12% as a result of increased volume and the benefit of translating sales of the unit's overseas operations into US dollars (approximately $2.2 million).

     Sales of the Metal Coating segment increased 35%, with all three major product lines contributing to the advance. The increase reflects continuing strong demand from the building products industry in addition to customer reaction to volatility in the domestic steel market. With steel prices rising in the first quarter certain customers have advanced their purchases to minimize anticipated price increases by the steel producers.

     Sales of the Specialty Chemicals segment improved 17% in the first quarter, primarily due to the effect of translating local currency sales into US dollars (approximately $7.1 million). Local currency sales increased modestly as improvement at the international marketing units offset a small decline in sales of the detergent additive TAED.

     Sales of the Other Products segment advanced 4% as a strong improvement at MEGTEC Systems was tempered by declines at Sequa Can Machinery and After Six. Sales of MEGTEC Systems increased 44%. The unit benefitted from improvement in the worldwide graphic arts market; the timing of shipments relative to the year-earlier quarter; and the benefit of translating local currency results into US dollars (approximately $3.0 million). Sales of Sequa Can Machinery declined 39% in the first quarter, as the sale of equipment declined from an unusually high level in the first quarter of 2003. The decline was expected, given the unit's reduced year-end backlog. Sales of After Six declined 14%, due to severe competition in the formalwear industry.

Operating Income

Overall operating income increased to $18.1 million in 2004 from $6.0 million in 2003, led by improvements at the Aerospace, Automotive, Metal Coating and Specialty Chemicals segments and the MEGTEC Systems unit of the Other Products segment, partially offset by declines at the Sequa Can Machinery and After Six units. Sequa's foreign operations contributed operating income of $15.0 million in the first quarter of 2004, compared with $8.0 million in the year-earlier period. The improvement in the first quarter of 2004 was driven by improved profitability at the overseas operations of MEGTEC Systems and the foreign units of the Aerospace and Automotive segments, as well as improved results at the Specialty Chemicals operations. The improvement was bolstered by the impact of translating local currency results into US dollars (a net effect of approximately $1.9 million). A detailed review of operating income by segment follows.

     Operating profits of the Aerospace segment increased $5.7 million to $8.6 million in the first quarter of 2004. The sole business in the segment, Chromalloy Gas Turbine, a supplier to the airline industry, benefitted from several factors: the higher level of sales, particularly in the engine component repair operations; profits added through the inception of several new long-term service agreements including a 10-year materials-by-the-hour program with a major US airline; and reduced losses at a unit primarily engaged in the manufacture of original equipment components. In addition, the year over year comparison benefits from lower pension expense in the first quarter of 2004; the absence of $0.8 million of restructuring charges; and a $0.7 million provision for receivables from a foreign airline which had filed for bankruptcy protection recorded in the first quarter of 2003. With the commercial aviation industry continuing to show improvement and a number of long-term service agreements in place, management expects second quarter profits to continue to reflect improvement over the comparable 2003 period.

     The Automotive segment posted operating income of $3.8 million for the first quarter of 2004, with both units posting improved results. In the first quarter of 2003, the segment recorded an operating loss of $1.3 million. The improvement was reflected at both units in the segment. ARC Automotive posted a profit in the current year's first quarter as a result of higher volume and the benefits of on-going Six Sigma initiatives at both domestic and overseas operations. In addition, results of the Italian operation benefitted from the strengthening of the Euro. Casco Products also moved from a loss in 2003 to a profit in 2004 due to the higher level of sales; the benefits of previous restructuring actions; and the absence of $1.7 million of restructuring and asset impairment charges recorded in the first quarter of 2003. These charges stemmed from the transfer of production from the unit's Bridgeport, Connecticut facility to Kentucky and Mississippi. Casco also benefitted from the translation of local currency results into US dollars.

     Results of the Metal Coating segment advanced 59% in the first quarter, primarily due to a higher level of sales at Precoat Metals and the benefits of operating efficiencies generated through Six Sigma initiatives. These benefits were mitigated by higher natural gas prices.

     The Specialty Chemicals segment posted a 22% improvement in operating profit in the first quarter of 2004, reflecting a higher level of sales at the international marketing units; the strengthening of the Euro; and improved operating efficiencies attained through Six Sigma programs. Results were further bolstered by the impact of translating local currency results into US dollars (approximately $0.9 million).

Operating Income   (cont'd)

     The Other Products segment posted a $0.4 million decline in operating profit in the first quarter, as advances at the largest operation in the segment, MEGTEC Systems, were more than offset by declines at Sequa Can Machinery and After Six. MEGTEC Systems posted a $2.2 million improvement in the first quarter of 2004 and moved from a loss to profitable results. The swing reflects the higher level of sales and the absence of restructuring charges in 2004, combined with ongoing cost containment programs and the benefits of earlier restructuring programs. Operating profits at Sequa Can Machinery were $2.5 million lower for the first quarter as a result of reduced sales and absorption at both the equipment and specialty can systems units and increased legal costs. Based on the current backlog for this unit, management does not anticipate improvement in the near term. After Six posted a 41% decline in operating profit in the first quarter, as a lower level of sales more than offset the cost benefit ofoutsourcing production. Further cost cutting measures have been taken in the first quarter of 2004. Based on the current level of backlog for this unit, management does not anticipate improvement in the near term.

     Corporate expenses increased $1.6 million in the first quarter of 2004 due to increased insurance and professional services costs. The professional services costs were primarily related to audit services. These increases were mitigated by lower pension expense.

Restructuring Charges

     While Sequa continues to review its individual operations in order to ensure their competitive positions in their respective markets, management does not currently anticipate significant restructuring activities in 2004.

     In the first quarter of 2003, the Consolidated Statement of Operations includes restructuring charges of $3.0 million. Workforce reductions occurred at various locations of the Aerospace segment. The Casco Products unit of the Automotive segment transferred its Connecticut manufacturing operation to other lower cost facilities and the MEGTEC Systems unit of the Other Products segment, transferred certain manufacturing operations to other existing facilities. Additional information with respect to 2003 restructuring charges is included in Note 2 to the consolidated financial statements and is incorporated herein by reference.

Equity in Income of Unconsolidated Joint Ventures

     Sequa has investments in numerous unconsolidated joint ventures, primarily in the Aerospace segment.

     Chromalloy is a partner in joint ventures aimed at strengthening its ties to certain original equipment manufacturers and airline customers, as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements. Sequa's investment in Chromalloy's joint ventures was $59.0 million at March 31, 2004 and $57.3 million at December 31, 2003. The combination of income and losses of Chromalloy's joint ventures was income of $1.3 million and $4.5 million in the first quarter periods of 2004 and 2003, respectively. In 2003, the first quarter included a $3.9 million gain from a settlement with a former partner in a component manufacturing operation. The largest of the Chromalloy joint ventures are discussed in the following paragraphs.

Equity in Income of Unconsolidated Joint Ventures   (cont'd)

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

     Chromalloy has a 51% ownership interest in, and operating control over, TS. The financial statements of TS are consolidated with those of Sequa, and a Siemens minority interest is reflected. Chromalloy contributed the assets of its UK and Thailand industrial gas turbine operations and its 49% ownership interest in its MJB joint venture to TS. MJB, a partnership with Mohammed Bin Masaood & Sons, provides repair and maintenance services for industrial gas turbines from a facility in the United Arab Emirates. Sequa has guaranteed up to $6.6 million of MJB's bank line of credit. At March 31, 2004, there were no amounts outstanding under this facility. TS serves Europe, the Far East and the Middle East.

     Chromalloy has a 20% ownership interest in GTT. Siemens contributed the assets of an Italian facility to GTT. GTT serves Italy and certain other countries.

     Chromalloy has a 52.6% ownership interest in a component manufacturing operation, BELAC LLC (BELAC), that produces new replacement parts for jet engines. The 52.6% ownership interest does not equate to a controlling interest primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions. While Chromalloy's partners in this joint venture are major commercial airlines, whose industry has been under significant pressures, management believes that the venture is adequately capitalized to carry on its principle operations without additional subordinated financial support. At March 31, 2004, Sequa's investment in BELAC totaled $7.4 million. In the first quarter of 2003, Sequa's equity share of income from BELAC included a $3.9 million gain relating to the proceeds of a settlement with a former partner whose withdrawal had increased the remaining partners' ownership position. Due to BELAC's adequate level of capitalization; approximately eighty percent of the settlement amount was distributed to the remaining partners through a dividend. BELAC is not a variable interest entity as defined in Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" and therefore its financial statements are not consolidated with those of Sequa.

Equity in Income of Unconsolidated Joint Ventures   (cont'd)

     Chromalloy has two 50/50 joint ventures with Rolls-Royce plc: Turbine Surface Technology Limited (TSTL), which provides advanced coatings for Rolls-Royce turbine components; and Turbine Repair Technology Limited (TRTL), which provides advanced component repair services for certain Rolls-Royce engines. Sequa has guaranteed 50% of TSTL's future lease payments under the terms of a capitalized lease as well as 50% of an overdraft facility. Total amounts subject to the guarantees may not exceed 11.5 million British pounds. At March 31, 2004, 6.3 million British pounds were outstanding related to the guarantee.

     Advanced Coatings Technologies (ACT), a 50% owned joint venture with United Technologies Corporation, owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts.

Interest Expense

     Interest expense increased by $2.2 million in the three-month period of 2004 as compared with the prior year primarily due to the June 5, 2003 issuance of $100 million of 8 7/8% Senior Notes due April 1, 2008.

Other, net

     In the three-month period of 2004, Other, net included $0.4 million of income on the cash surrender value of corporate-owned life insurance; $0.6 million of expense related to a minority interest holder; $0.5 million of charges for the amortization of capitalized debt issuance costs; $0.4 million of charges for letters of credit and commitment fees; and $0.4 million of loss related to the fair market value of foreign forward exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting.

     In the three-month period of 2003, Other, net included $1.5 million of loss related to the fair market value of foreign forward exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting; $0.4 million of charges for the amortization of capitalized debt issuance costs; $0.3 million of discount expense on the sale of accounts receivable; $0.2 million of expense on the cash surrender value of corporate-owned life insurance; and $0.2 million of charges for letters of credit and commitment fees.

Income Tax (Provision) Benefit

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the three-month period of 2004 and 2003 were based upon estimated annual pre-tax income (losses) from continuing operations and include the effect of a provision for state income and franchise taxes.

Discontinued Operations

     On April 1, 2004, Sequa, through its TurboCombustor Technology, Inc. unit (TCT), an affiliated subsidiary of Chromalloy Gas Turbine Corporation (Chromalloy), sold the business and substantially all of the assets and certain of the liabilities of TCT to TCT Acquisition, Inc. TCT received $32.0 million in cash, subject to certain adjustments, and $8.0 million Face Amount of

Discontinued Operations (cont'd)

Series B Convertible Preferred Stock representing up to an 18.2% ownership interest in TCT Acquisition, Inc. An investor group that includes CAI Partners & Co., II L.P. of New York, Toronto, Montreal and Vancouver; Aero Equity Fund Inc. of Savannah, Georgia; and certain management executives of TCT Acquisition, Inc. hold the remaining 81.8% ownership interest. The Series B Convertible Preferred Stock does not possess voting rights and Sequa does not have representation on TCT Acquisition, Inc's. board of directors. The operations and cash flows of the TCT business have been eliminated from the ongoing operations of Chromalloy and there will not be any significant continuing involvement in the operations of TCT Acquisition, Inc. In accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," Sequa has classified the TCT business as a discontinued operation. The Consolidated Statement of Operations, Balance Sheet and Statement of Cash Flows have been restated in prior periods to reflect the TCT business as a discontinued operation.

     On October 17, 2003, Sequa, through its Atlantic Research Corporation subsidiary (ARC), completed the sale of substantially all of the assets -- including the shares of ARC UK Limited -- and certain of the liabilities related to the propulsion business of ARC (collectively referred to as the ARC propulsion business). The sale to GenCorp Inc.'s Aerojet-General Corporation subsidiary (Aerojet) was pursuant to an agreement entered into by ARC on May 2, 2003. ARC received $133.0 million in cash subject to certain adjustments. ARC Automotive, Sequa's automotive airbag inflator operation, was not included in the sale to Aerojet. The Consolidated Statement of Operations and Statement of Cash Flows have been restated in prior periods to reflect the ARC propulsion business as a discontinued operation. The December 31, 2003 Balance Sheet reflects the sale of the ARC propulsion business.

Risk/Concentration of Business

     Sequa's largest operation, Chromalloy Gas Turbine Corporation (Chromalloy), with 2004 first quarter sales of $178.4 million and operating income of $8.6 million (2003 annual sales and operating income of $624.8 million and $23.7 million, respectively, and total assets at December 31, 2003 of $819.4 million), has experienced significant difficulties in its operating environment since the terrorist attacks of September 11, 2001, which had a severe, immediate and extended impact on the airline industry compounded by a general economic slowdown. The downturn in air travel has had a significant impact on both Chromalloy's repair and original equipment component manufacturing operations, which derive approximately 80% of their sales from the commercial aviation market. The large repair business is directly related to the number of hours jet engines are flown and the original equipment component manufacturing business is related to the number of new jet engines placed in service. The economic impact on Chromalloy has been partially offset by cost cutting measures. While management expects 2004 annual operating income to exceed the 2003 level, a return to the pre-September 11, 2001 level of operating income is not expected in 2004. The long-term effect on air travel of continuing terror threats, which have been heightened by the Iraq war, is uncertain at this time.

     On April 1, 2003, Air Canada filed for protection under Canada's Companies' Creditors Arrangements Act. Air Canada is continuing operations while it restructures. In the first quarter of 2004, as well as the full year of 2003, Air Canada accounted for less than 1% of Chromalloy's sales. In 2003, a first-quarter charge of $0.7 million was incurred to reserve the trade receivables balance with Air Canada as of March 31, 2003.

Risk/Concentration of Business   (cont'd)

     UAL, which filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in December 2002, accounted for $18.5 million or 10% of Chromalloy's sales in the three-month period of 2004 (4% of 2003 annual sales). The pre-petition net trade accounts receivable balance is nominal. The impact of the UAL filing on Chromalloy's operations has not been significant. In September 2003, Chromalloy signed a 10-year engine material-by-the-hour contract with UAL. The contract represents new business growth of approximately 10% in sales and began to contribute repair revenues in March of 2004.

     At March 31, 2004, receivables from major commercial airlines totaled approximately $66 million. The difficult business conditions in the airline industry and the possibility of bankruptcy filings by other carriers who are customers of Chromalloy could adversely affect the ability of Chromalloy to realize some of these receivables.

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

     Sequa is engaged in the automotive airbag inflator business through ARC Automotive. ARC Automotive's largest customers for airbag inflators are Delphi Automotive Systems and its subsidiaries (Delphi) and Key Safety Systems, Inc. and its subsidiaries (Key Safety). Delphi accounted for $20.3 million or 37% of ARC Automotive's three-month sales in 2004 (34% of 2003 annual sales). Key Safety accounted for $11.2 million or 20% of ARC Automotive's three-month sales in 2004 (37% of 2003 annual sales).

     Precoat Metals markets its coating services to steel and aluminum producers and distributors, building products manufacturers, merchant can makers, and manufacturers of other diverse products. The steel manufacturers have experienced difficult economic pressures, and the industry has undergone a period of consolidation. In April 2003, National Steel, Precoat Metal's largest customer, was acquired by US Steel. The combination of National Steel and US Steel accounted for $29.1 million or 43% of Precoat Metal's three-month sales in 2004 (35% of 2003 annual sales). The acquisition of National Steel by US Steel has not significantly affected the operations of Precoat Metals.

     In the Specialty Chemicals segment, one customer accounted for 32% of three-month sales in 2004 (32% of 2003 annual sales) and the top three customers accounted for 42% of three-month sales in 2004 (47% of 2003 annual sales). All of these customers are international consumer products companies with whom Warwick International has been doing business for many years.

     Sequa's assets of discontinued operations includes a leveraged lease portfolio that is subject to risks associated with the ultimate realizability of estimated residual values, as well as the creditworthiness of the lessees. Several of the leases are for aircraft leased to major commercial airlines whose industry is experiencing difficult economic conditions. At March 31, 2004, Sequa's remaining investment in aircraft leases with major commercial airlines totaled $36.0 million of which $16.9 million relates to American Airlines, Inc.; $15.1 million relates to Delta Airlines, Inc.; and $4.0 million relates to Continental Airlines, Inc.

Backlog

     The businesses of Sequa included in continuing operations for which backlogs are significant are the Turbine Airfoils and Castings units of the Aerospace segment and the Sequa Can Machinery, MEGTEC Systems and After Six units of the Other Products segment. The aggregate dollar amount of backlog in these units at March 31, 2004 was $122.8 million ($123.5 million at December 31, 2003). A small increase in backlog at MEGTEC Systems was offset by declines at Sequa Can Machinery and After Six. Sales of the After Six unit are seasonal, with stronger sales in the first six months of the year; accordingly, this unit's backlog is normally higher at December 31 than at any other time of the year.

Liquidity and Capital Resources

     Net cash used for operating activities was $20.4 million in the first quarter of 2004 compared with $24.2 million in 2003. An improvement in income from continuing operations and cash provided by discontinued operations was partially offset by increased working capital requirements and an increase in income taxes paid. Cash used for investing activities was $14.4 million in the first quarter of 2004 compared with $15.7 million in 2003. The 2004 period includes the purchase of a small producer of automotive sensors and reflects a lower level of capital expenditures than the 2003 period. Net cash used for financing activities was $2.6 million in the first quarter of 2004 compared with net cash provided of $12.7 million in 2003. The decrease primarily reflects the absence of receivables sold in 2004.

     On April 1, 2004, Sequa, through its TurboCombustor Technology, Inc. (TCT) unit, an affiliated subsidiary of Chromalloy, sold the business and substantially all of the assets and certain of the liabilities of TCT to TCT Acquisition, Inc. TCT received $32.0 million in cash, subject to certain adjustments, and $8.0 million Face Amount of Series B Convertible Preferred Stock representing up to an 18.2% ownership position in TCT Acquisition, Inc. The proceeds received on the sale will be used for general corporate purposes.

     On October 17, 2003, Sequa, through its ARC subsidiary, completed the sale of substantially all of the assets -- including the shares of ARC UK Limited -- and certain of the liabilities related to the propulsion business of ARC (collectively referred to as the ARC propulsion business). The sale to Aerojet was pursuant to an agreement entered into by ARC on May 2, 2003. The sale price was $133.0 million in cash subject to certain adjustments. Management has used the proceeds to strengthen Sequa's financial position.

     In 2003, Sequa contributed $102.7 million to its domestic qualified defined benefit pension plans inclusive of a $75.0 million fourth quarter contribution to Sequa's largest plan. Due to its pension contributions as well as a significant improvement in the equity markets, Sequa, in 2003, recorded $47.1 million of income, net of tax, through other comprehensive income, a component of stockholder's equity, representing a partial reversal of the minimum required pension liability recorded in prior years. Management does not currently anticipate that significant pension plan contributions will be made in 2004. Sequa monitors its pension plans on an ongoing basis. At March 31, 2004, no significant charge to other comprehensive income (loss) with respect to a minimum pension liability adjustment is expected in 2004.

     In 2003, Sequa completed an offering of $100 million of 8 7/8% Senior Notes due April 1, 2008 through a private placement and subsequent exchange for $100 million of registered Series B 8 7/8% Senior Notes due April 1, 2008. Net proceeds received on the 8 7/8% Senior Notes offering, which were sold at a premium of 102.5% for an effective yield of 8.23%, amounted to $101.0 million and are being used for general corporate purposes. The notes are part of a single

Liquidity and Capital Resources   (cont'd)

series of 8 7/8% Senior Notes, of which $200 million were issued in 2001. The terms of the Series B 8 7/8% Senior Notes -- including principal amount, interest rate, maturity, security and ranking -- are substantially the same as the terms of the original notes, with the principal exception that the new notes are registered under the Securities Act of 1933 as amended.

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

     At March 31, 2004, Sequa was contingently liable for $32.9 million of outstanding letters of credit and $2.8 million of surety bonds not reflected in the accompanying Consolidated Balance Sheet. In addition, Sequa has guaranteed up to $6.6 million of its MJB joint venture's bank line of credit and up to 11.5 million British pounds of its TSTL joint venture's capitalized lease payments and overdraft facility. At March 31, 2004, no amounts were outstanding under MJB's bank line of credit and 6.3 million British pounds were outstanding related to the TSTL guarantees. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to the outstanding letters of credit, surety bonds or the guarantees.

     Sequa Receivables Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement (RPA) which extends through November 16, 2006. Under the RPA, SRC may sell an undivided percentage ownership interest up to a maximum participation of $75,000,000 in Sequa's eligible domestic trade receivables through a bank-administered multi-seller commercial paper conduit. Backup liquidity lines provided by two banks are annually renewable at the banks' option and contain a net worth covenant applicable to Sequa. The sale of receivables through the bank-administered conduit is funded through the sale of A1/P1 rated commercial paper. SRC's discount expense is 1.25% above the commercial paper rate. SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa. SRC is shielded from credit exposure related to Sequa and therefore the discount rate offered by the buyer of Sequa trade receivables is based on the highest rated (A1/P1) commercial paper. The structure employed provides Sequa a low-cost source of funds that would not be available to Sequa outside of such an arrangement. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," transactions under the RPA qualify as a sale of receivables. At March 31, 2004, no trade receivables were sold under the RPA. In May 2004, Sequa anticipates replacing its existing RPA with a new RPA possessing substantially the same terms and structure with the principal exception that a third bank will be included to sell commercial paper through a second bank conduit and to provide backup liquidity.

Liquidity and Capital Resources   (cont'd)

     Capital expenditures for continuing operations amounted to $12.7 million in the three-month period of 2004, with spending concentrated in the Aerospace and Automotive segments. These funds were primarily used to upgrade existing facilities and equipment. Sequa currently anticipates that capital spending in 2004 for continuing operations will be approximately $70 million and will be concentrated primarily in the Aerospace, Automotive and Metal Coating segments.

     At March 31, 2004, Sequa's contractual obligations are as follows:
		Payments Due by Period
		(Thousands of Dollars)
		(Unaudited)

		Remainder	Years	Years	Years
Contractual obligations	Total	2004	2005-2006	2007-2008	=>2009

Long-term debt (a)	$799,205	$1,083	$-	$300,122	$498,000
Interest on long-term debt (b)	340,991	49,035	142,890	122,921	26,145
Operating leases (c)	60,496	10,747	21,106	12,950	15,693
Purchase obligations (d)	43,796	37,323	5,653	702	118
Other long-term liabilities:
Projected minimum required
pension contributions (e)	48,900	4,700	18,900	8,900	16,400
Environmental
remediation (f)	14,400	3,900	4,400	3,000	3,100
Debt of discontinued
operations (g)	3,519	3,519	-	-	-

Total	$1,311,307	$110,307	$192,949	$448,595	$559,456

(a)		Represents long-term debt cash payment schedule and excludes net amortizable debt discount of $1.9 million and premium of $2.1 million.

(b)		Interest on long-term debt represents interest payments due on Sequa's 8 7/8% and 9% Senior Notes. Interest payments on other debt amounts is not significant.

(c)		Operating lease obligations includes future rental payments on a leased facility that was excluded from the sale of the ARC propulsion business.

(d)

Purchase obligations are agreements to purchase goods and services that are considered enforceable and legally binding and which specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. The amounts shown represent those amounts considered by Sequa to be enforceable and legally binding and include short-term purchase orders for the purchase of goods or services as well as capital expenditure commitments and amounts owed under employment contracts.

(e)		Actual pension contributions may be accelerated although management does not currently anticipate significant contributions in 2004.

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

Liquidity and Capital Resources   (cont'd)

     Management currently anticipates that the following will provide sufficient funds to support Sequa's operations for the next twelve months: cash flow from operations; $147.2 million of non-restricted cash and cash equivalents on hand at March 31, 2004; $32.0 million of proceeds received on April 1, 2004 on the sale of the TCT business; $75.0 million available under the Receivables Purchase Agreement which extends through November 2006; and the $50 million credit line facility with a major global bank for the issuance of letters of credit that is secured by assets of the Specialty Chemicals segment. Expected requirements include $71.4 million of interest payments in the next year due on the outstanding 9% and 8 7/8% Senior Notes; approximately $70 million of capital expenditures; the other contractual obligations summarized above; and any future requirements for letters of credit and surety bonds, which totaled $35.7 million at March 31, 2004.

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

     Sequa Receivable Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement (RPA) which extends through November 13, 2006. A further discussion of the Receivables Purchase Agreement is included in Note 7 to the Consolidated Financial Statements and in the Liquidity and Capital Resources section of this Quarterly Report on Form 10-Q.

     At March 31, 2004, all minimum required capital contributions to Sequa's joint ventures have been satisfied. Future contributions to the joint ventures require the approval of the respective joint venture's board of directors. Sequa believes that its joint ventures are adequately capitalized. In addition, Sequa has guaranteed up to $6.6 million of its MJB joint venture's bank line of credit and up to 11.5 million British pounds of its TSTL joint venture's capitalized lease payments and overdraft facility. At March 31, 2004, no amounts were outstanding under MJB's bank line of credit and 6.3 million British pounds were outstanding related to the TSTL guarantees. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to the outstanding letters of credit, surety bonds or the guarantees.

Significant Accounting Policies and Estimates

     Sequa believes that the application of the following accounting policies is important to its financial position and results of operations and requires significant judgments and estimates on the part of management.

Allowance for Doubtful Accounts

Certain of Sequa's operating segments provide services to industries that are experiencing, or have experienced, difficult economic pressures. The Aerospace segment performs repair and other services for the commercial airline industry. See the Risk/Concentration of Business section of this MD&A in this Quarterly Report on Form 10-Q for further discussion. Many of Sequa's customers are large, well known companies, and the customer base is monitored through a review of account balance agings, an assessment of customer financial condition, and interactions with the customers. Reserves are established through a combination of specific identification of problem accounts and percentages of aging brackets.

Inventory Valuation

The Aerospace segment (Chromalloy) maintains significant inventories of parts to serve the commercial aviation repair market. In order to ensure that any obsolete or slow moving inventory is properly identified and valued, Chromalloy has in place a policy that mandates minimum write-down requirements based on usage. The policy provides for a consistent and systematic approach to valuing inventory at the lower of cost or market, with inventory values reassessed quarterly and at year-end for adequacy. The decline in air travel and the related reduction in the number of hours jet engines are flown, has had an unfavorable impact on inventory valuations. A further decline in air travel would have an additional unfavorable impact. Management believes that, while demand for certain repair services and manufactured parts has been volatile since September 11, 2001, the long-term outlook for the industry is positive.

Goodwill

SFAS No. 142 requires that goodwill and other intangible assets be tested for impairment on an annual basis. Sequa updated its review of goodwill on its selected annual test date of October 1, 2003 and noted no impairment. In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. If these estimates and assumptions change in the future due to such factors as a decline in general economic conditions; a long-term or permanent decline in air travel; competitive pressures on sales and margins; and other factors beyond management's control, an impairment charge may be required.

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

Income Taxes

Sequa has significant domestic net operating loss carryforwards, as well as deferred tax assets established through other comprehensive income in recording a minimum required pension liability. Management believes that such carryforwards and deferred tax assets will be utilized before their expiration through future reversals of existing taxable temporary differences, future earnings and available tax planning strategies. Sequa's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions; the state of the airline industry and other major markets; competitive pressures on sales and margins; and other factors beyond management's control. There can be no assurance that Sequa will meet its expectations for future domestic taxable income in the carryforward period or that available tax strategies can be enacted. However, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income and available tax strategies will be sufficient to fully realize the domestic operating loss carryforwards and deferred tax assets at March 31, 2004.

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

     A hypothetical 10% uniform decrease in all foreign currency exchange rates relative to the US dollar would have decreased the fair value of Sequa's financial instruments by approximately $8.3 million as of March 31, 2004 and $8.6 million as of December 31, 2003. The sensitivity analysis relates only to Sequa's exchange rate-sensitive financial instruments, which include cash and debt amounts denominated in foreign currencies and all open foreign forward exchange contracts at March 31, 2004 and December 31, 2003. The effect of this hypothetical change in exchange rates ignores the effect this movement may have on the value of net assets, other than financial instruments, denominated in foreign currencies and does not consider the effect this movement may have on anticipated foreign currency cash flows.

     At March 31, 2004 and December 31, 2003, substantially all of Sequa's debt was at fixed rates, and Sequa currently does not hold interest rate derivative contracts. Accordingly, a change in market interest rates would not materially impact Sequa's interest expense but would affect the fair value of Sequa's debt. Generally, the fair market value of fixed-rate debt increases as interest rates fall and decreases as interest rates rise. The fair value of Sequa's total debt was approximately $901 million at March 31, 2004 and $874 million at December 31, 2003. A hypothetical 1% increase or decrease in interest rates would have decreased or increased the fair value of Sequa's total debt by approximately $35 million at March 31, 2004 and at December 31, 2003. The fair value of Sequa's total debt is based primarily upon quoted market prices of Sequa's publicly traded securities. The estimated changes in the fair values of Sequa's debt are based upon changes in the present value of future cash flows as derived from the hypothetical changes in market interest rates.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (cont'd)

     At March 31, 2004 and December 31, 2003, Sequa had forward foreign exchange contracts and derivatives thereof with notional amounts primarily denominated in Euros: 70.4 million and 34.2 million, respectively; in US Dollars: 8.4 million and 9.0 million, respectively. At December 31, 2003, a natural gas swap with a notional amount of $1.5 million was outstanding, and it expired in the first quarter of 2004.

     The following table presents the carrying amounts and fair values of Sequa's derivative and non-derivative financial instruments:
	(Amounts in thousands)
	(Unaudited)
	At March 31, 2004		At December 31, 2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Cash and cash equivalents	$147,169	$147,169	$184,293	$184,293
Forward foreign exchange
contracts	2,228	2,228	1,543	1,543
Natural gas swap	-	-	402	402
Liabilities
Current and long-term debt	799,425	901,191	800,674	874,216
Forward foreign exchange
contracts	600	600	946	946

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

ITEM 4. CONTROLS AND PROCEDURES   (cont'd)

     As reported in Sequa's Annual Report on Form 10-K for the year ended December 31, 2003, management, in consultation with Ernst & Young LLP (E&Y), Sequa's independent auditors, identified and reported to the audit committee of the board of directors, certain matters involving internal control deficiencies considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants. E&Y and management reported to the audit committee that none of the reportable conditions is believed to be a material weakness. The reportable conditions, within certain segments, included conditions surrounding the following: inventory valuation; timely accounting reconciliations; the use of alternative methods to record fixed assets and depreciation instead of the corporate fixed asset management system; lack of qualified accounting personnel at several locations due to turnover; and the lack of segregation of duties at one location. Management is progressing in its work to correct the internal control deficiencies identified and has instituted new controls while enforcing existing policies. Appropriate segment management is reviewing inventory valuations for individual operating units, timely accounting reconciliations and the use of the fixed asset management system. In addition, new accounting personnel have been hired at several locations leaving a single opening for which candidates are being interviewed and certain responsibilities were transferred from one location to an operating headquarters level to alleviate the lack of segregation of duties.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Information with respect to Sequa's legal proceedings is included in Note 15 to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits

		3.2	Restated and Amended (as of March 25, 2004) By-laws of Sequa Corporation.

		10.47	Amendment No. 1 to Sequa Corporation's Management Incentive Bonus Program for Corporate Executive Officers, effective as of March 25, 2004.

10.48

Amendment, dated as of March 1, 2004, to the Employment Agreement, dated as of December 16, 1999, as amended by letter agreements, dated as of October 25, 2001, and as of March 1, 2003, by and between Howard Leitner and Sequa.

		10.49	Amendment, dated as of March 1, 2004, to the Employment Agreement, dated as of March 1, 2003, by and between Joanne M. O'Sullivan and Sequa.

10.50

Amendment, dated as of March 1, 2004, to the Employment Agreement, dated as of September 25, 1995, as amended by letter agreements, dated as of December 31, 1997, as of December 31, 1999, as of March 1, 2001, and as of March 1, 2003, by and between Gerard M. Dombek and Sequa.

		10.51	Amendment No. 2, dated as of March 23, 2004 to Service Agreement, dated as of May 1, 1995 and amended on July 1, 1999, by and between Robert F. Ellis and Warwick International Group Limited.

		31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEQUA CORPORATION

	BY	/s/ HOWARD M. LEITNER

Howard M. Leitner
Senior Vice President, Finance
(Chief Financial Officer)

May 10, 2004