Form 10-Q
period 2004-06-30
SEQUA CORP /DE/
filed 2004-08-06
CIK 95301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2004

OR
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes	X	No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

Yes	X	No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2004

Class A Common Stock, no par value	7,115,561
Class B Common Stock, no par value	3,329,772

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sequa Corporation and Subsidiaries
Consolidated Statement of Income
(Amounts in thousands, except per share)
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,

	2004	2003 *	2004	2003 *

Sales	$924,011	$799,482	$477,945	$410,570

Costs and expenses
Cost of sales	762,651	672,523	395,150	344,450
Selling, general and administrative	122,211	105,353	61,759	50,466

	884,862	777,876	456,909	394,916

Operating income	39,149	21,606	21,036	15,654

Other income (expense)
Interest expense	(35,845)	(32,323)	(17,779)	(16,487)
Interest income	1,750	1,395	892	657
Equity in income of unconsolidated joint ventures	3,617	5,707	2,350	1,159
Other, net	(3,727)	1,286	(2,039)	3,710

Income (loss) from continuing operations
before income taxes	4,944	(2,329)	4,460	4,693

Income tax (provision) benefit	(1,500)	900	(1,300)	(2,100)

Income (loss) from continuing operations	3,444	(1,429)	3,160	2,593

Income from discontinued operations, net
of income taxes	3,385	3,778	2,416	2,893

Net income	6,829	2,349	5,576	5,486

Preferred dividends	(1,032)	(1,032)	(516)	(516)

Net income available to common stock	$5,797	$1,317	$5,060	$4,970

Basic and diluted income (loss) per share
Income (loss) from continuing operations	$0.23	$(0.23)	$0.25	$0.20
Income from discontinued operations	0.32	0.36	0.23	0.28

Net income	$0.55	$0.13	$0.48	$0.48

Dividends declared per share
Preferred	$2.50	$2.50	$1.25	$1.25
The accompanying notes are an integral part of the financial statements.
*See Notes 1 and 9 to the consolidated financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands)

ASSETS

	(Unaudited)
	June 30,	December 31,
	2004	2003*

Current assets
Cash and cash equivalents	$183,837	$184,293
Trade receivables (less allowances of $12,871 and $15,321)	336,705	315,210
Inventories	430,526	394,258
Assets of discontinued operations	23,696	50,903
Deferred income taxes	50,212	50,071
Other current assets	30,972	37,579

Total current assets	1,055,948	1,032,314

Investments
Investments and other receivables	102,407	90,552
Assets of discontinued operations	69,534	76,751

	171,941	167,303

Property, plant and equipment, net	421,151	435,319

Other assets
Goodwill	145,470	145,566
Deferred income taxes	18,941	15,097
Deferred charges and other assets	92,814	97,225

	257,225	257,888

Total assets	$1,906,265	$1,892,824

The accompanying notes are an integral part of the financial statements.
*See Notes 1 and 9 to the consolidated financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

	(Unaudited)
	June 30,	December 31,
	2004	2003*

Current liabilities
Current maturities of long-term debt	$422	$2,508
Accounts payable	182,902	167,190
Taxes on income	21,221	21,363
Liabilities of discontinued operations	2,818	8,782
Accrued expenses	164,861	168,492

Total current liabilities	372,224	368,335

Noncurrent liabilities
Long-term debt	798,149	798,166
Liabilities of discontinued operations	1,723	1,787
Other noncurrent liabilities	134,408	126,445

	934,280	926,398

Shareholders' equity
Preferred stock--$1 par value, 1,825,000 shares authorized, 797,000 shares of $5 cumulative convertible stock issued at June 30, 2004 and December 31, 2003 (involuntary liquidation value--$17,181 at June 30, 2004)	797	797
Class A common stock--no par value, 50,000,000 shares authorized, 7,322,000 shares issued at June 30, 2004 and 7,321,000 shares issued at December 31, 2003	7,322	7,321
Class B common stock--no par value, 10,000,000 shares authorized, 3,727,000 shares issued at June 30, 2004 and December 31, 2003	3,727	3,727
Capital in excess of par value	290,076	290,043
Retained earnings	389,204	383,408
Accumulated other comprehensive loss	(13,742)	(9,398)

	677,384	675,898
Less: Cost of treasury stock	77,623	77,807

Total shareholders' equity	599,761	598,091

Total liabilities and shareholders' equity	$1,906,265	$1,892,824

The accompanying notes are an integral part of the financial statements.
*See Notes 1 and 9 to the consolidated financial statements.

Sequa Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Amounts in thousands)
(Unaudited)
	For the Six Months Ended June 30,

	2004	2003*

Cash flows from operating activities:
Income (loss) from continuing operations before income taxes	$4,944	$(2,329)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	40,624	39,235
Provision for losses on receivables	(327)	1,694
Equity in income of unconsolidated joint ventures	(3,617)	(5,707)
Other items not providing cash	723	(4,834)

Changes in operating assets and liabilities:
Receivables	(22,329)	(17,985)
Inventories	(36,407)	(13,676)
Other current assets	4,588	2,927
Accounts payable and accrued expenses	16,350	(4,887)
Other noncurrent liabilities	1,865	14,533

Net cash provided by continuing operations before income taxes	6,414	8,971
Net cash provided by discontinued operations before income taxes	1,558	2,307
Income taxes paid, net	(9,562)	(6,745)

Net cash (used for) provided by operating activities	(1,590)	4,533

Cash flows from investing activities:
Sale of business	32,000	-
Business purchased	(1,811)	-
Purchases of property, plant and equipment	(26,836)	(28,555)
Sales of property, plant and equipment	4,229	4,818
Other investing activities	(2,967)	(1,715)

Net cash (used for) investing activities	4,615	(25,452)

Cash flows from financing activities:
Proceeds from accounts receivable sold	-	75,000
Repurchases of accounts receivable sold	-	(155,000)
Proceeds from debt	340	101,937
Payments of debt	(2,756)	(3,891)
Payments of preferred dividends	(1,032)	(1,032)
Other financing activities	(400)	(217)

Net cash (used for) provided by financing activities	(3,848)	16,797

Effect of exchange rate changes on cash and cash equivalents	367	3,784

Net decrease in cash and cash equivalents	(456)	(338)

Cash and cash equivalents at beginning of period	184,293	138,814

Cash and cash equivalents at end of period	$183,837	$138,476

The accompanying notes are an integral part of the financial statements.
*See Notes 1 and 9 to the consolidated financial statements.

Sequa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.   Basis of presentation

     The consolidated financial statements of Sequa Corporation (Sequa) include the accounts of all majority-owned subsidiaries except for a 52.6% owned component manufacturing operation. The 52.6% ownership interest in this operation does not equate to a controlling interest primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions. This operation is accounted for under the equity method as are investments in 20% to 50% owned joint ventures. All accounts and transactions between the consolidated subsidiaries have been eliminated in consolidation.

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

     Sequa's 50% or less owned joint ventures are excluded from consideration as VIE's under the parameters of FIN No. 46. The 52.6% owned component manufacturing operation, BELAC LLC (BELAC), has been determined not to be a VIE and therefore its financial statements are not required to be consolidated with those of Sequa under FIN No. 46. Management considers BELAC to have sufficient equity to carry on its principal operations. BELAC has never utilized third-party debt; its equity absorbs losses and receives the benefit of its income; and its equity owners as a group are able to make decisions about its operating activities.

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

     On April 1, 2004, Sequa, through its TurboCombustor Technology, Inc. unit (TCT), an affiliated subsidiary of Chromalloy Gas Turbine Corporation (Chromalloy), sold the business and substantially all of the assets and certain of the liabilities of TCT to TCT Acquisition, Inc. TCT received $32,000,000 in cash, subject to certain adjustments, and $8,000,000 Face Amount of Series B Convertible Preferred Stock representing up to an 18.2% ownership interest in TCT Acquisition, Inc. An investor group and certain management executives of TCT Acquisition, Inc. hold the remaining 81.8% ownership interest. The Series B Convertible Preferred Stock does not possess voting rights and Sequa does not have representation on the board of directors of TCT Acquisition, Inc. The operations and cash flows of the TCT business have been eliminated from the ongoing operations of Chromalloy and there will not be any significant continuing involvement in the operations of TCT Acquisition, Inc. The Consolidated Statement of Income, Balance Sheet and Statement of Cash Flows have been restated in prior periods to reflect the TCT business as a discontinued operation.

     On October 17, 2003, Sequa, through its Atlantic Research Corporation subsidiary (ARC), completed the sale of substantially all of the assets -- including the shares of ARC UK Limited -- and certain of the liabilities related to the propulsion business of ARC (collectively referred to as the ARC propulsion business). The sale to GenCorp Inc.'s Aerojet-General Corporation subsidiary (Aerojet) was pursuant to an agreement entered into by ARC on May 2, 2003. ARC received $133,000,000 in cash subject to certain adjustments. ARC Automotive, Sequa's automotive airbag inflator operation, was not included in the sale to Aerojet. The 2003 Consolidated Statement of Income and Statement of Cash Flows reflect the ARC propulsion business as a discontinued operation. The December 31, 2003 Balance Sheet reflects the sale of the ARC propulsion business.

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

Note 1.   Basis of presentation   (cont'd)

     The consolidated financial statements included herein have been prepared by Sequa, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present Sequa's results for the interim periods presented. Such adjustments consisted of normal recurring items with the exception of the following in 2004: the second quarter included $916,000 of loss on the fair market value of forward foreign exchange contracts that did not qualify for cash flow hedge accounting and the first quarter included a $600,000 charge at the Metal Coating segment related to a legal dispute. The second quarter of 2003 included $3,090,000 of income resulting from a change in estimate relating to a dispute on contractual obligations pertaining to the Aerospace segment's commercial repair business; $2,452,000 of restructuring charges incurred at the Aerospace segment, Casco Products of the Automotive segment and MEGTEC Systems of the Other Products segment; and $3,815,000 of gain on the sale of assets, which included the sale of a can-forming machinery plant that was closed as part of the restructuring activities undertaken in 2001. The first quarter of 2003 included $3,325,000 of restructuring and related asset impairment charges at the Aerospace segment, the Casco Products unit of the Automotive segment and the MEGTEC Systems unit of the Other Products segment; $745,000 of expense to reserve receivables due from a foreign commercial airline that filed for protection under foreign bankruptcy laws; $3,947,000 of gain from a settlement with a former partner in BELAC; and $1,518,000 of loss on the fair market value of forward foreign exchange contracts that did not qualify for cash flow hedge accounting.

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

     The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

Note 1.   Basis of presentation   (cont'd)

     Had compensation cost for Sequa's stock option plan been determined using the fair value method under SFAS No. 123, Sequa's income (loss) from continuing operations and related earnings (loss) per share would have been affected as follows:
	(Thousands of Dollars) (Unaudited)
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003

Reported income (loss) from
continuing operations	$3,444	$(1,429)	$3,160	$2,593
Stock-based compensation, net of
related tax effects, under
SFAS No. 123	(808)	(23)	(382)	(8)

Adjusted income (loss) from
continuing operations	$2,636	$(1,452)	$2,778	$2,585

Basic income (loss) per share:
Reported income (loss) from
continuing operations	$0.23	$(0.23)	$0.25	$0.20

Stock-based compensation, net
of related tax effects, under
SFAS No. 123	(0.08)	-	(0.03)	-

Adjusted income (loss) from
continuing operations	$0.15	$(0.23)	$0.22	$0.20

Note 2. Restructuring Charges

     While Sequa continues to review its individual operations in order to ensure their competitive positions in their respective markets, management does not currently anticipate significant restructuring activities in 2004.

     In the six-month period of 2003, the Consolidated Statement of Operations includes restructuring charges of $5,477,000 which are composed of: $4,667,000 of involuntary termination benefits; a $254,000 qualified pension plan curtailment loss; and $556,000 of relocation and other restructuring charges. The Aerospace segment closed a small repair facility, transferring the operation to an existing plant, and workforce reductions occurred at certain of its other locations. The Casco Products unit of the Automotive segment transferred its Connecticut manufacturing operation to other lower cost facilities, and the MEGTEC Systems unit of the Other Products segment transferred certain manufacturing operations to other existing facilities. The restructuring activities resulted in the termination of approximately 615 employees. Asset impairment charges relating to the restructuring activities of Casco Products totaled $300,000.

Note 2. Restructuring Charges

     Restructuring charges in the Consolidated Statement of Income can be summarized by caption and by segment as follows:

	(Thousands of Dollars)
	(Unaudited)
	For the Six Months	For the Three Months
	Ended June 30,	Ended June 30,
	2003	2003

By caption:
Cost of Sales	$4,668	$2,327
Selling, general and
administrative	809	125

Total	$5,477	$2,452

By segment:
Aerospace	$2,466	$1,625
Automotive:
Casco Products	1,578	217
Other Products:
MEGTEC Systems	1,433	610

Total	$5,477	$2,452

     The after-tax effect of the 2003 restructuring charges was to reduce basic earnings per share from continuing operations by $0.34 in the six-month period and by $0.15 in the second quarter.

     Sequa's Consolidated Balance Sheet includes accruals relating to the restructuring program of $2,620,000 at June 30, 2004 and $3,918,000 at December 31, 2003. Activity affecting the accruals in the six-month period of 2004 is summarized as follows:

(Thousands of Dollars) (Unaudited)

Balance at December 31, 2003	$3,918

Cash payments of involuntary termination
and voluntary early retirement benefits	(1,198)
Other activity and adjustments	(100)

Balance at June 30, 2004	$2,620

     In July 2004, Sequa received net cash proceeds of $1,567,000 on the sale of a building formerly used by the metal coating segment that was closed as part of the restructuring activities undertaken in 2001. Sequa will recognize a gain of approximately $300,000 on the sale in the third quarter of 2004.

Note 3. Pension Expense

     The net periodic pension cost for the six- and three-month periods of 2004 and 2003 for all significant domestic and foreign funded defined benefit plans include the following components:
	(Thousands of Dollars) (Unaudited)
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Service cost	$5,905	$6,303	$2,882	$3,155
Interest cost	13,316	12,779	6,641	6,397
Expected return on assets	(16,197)	(10,041)	(8,088)	(5,028)
Amortization of net transition amount	100	82	50	42
Amortization of prior service cost	412	350	202	175
Recognized net loss	3,705	4,319	1,841	2,162

Net periodic pension cost	7,241	13,792	3,528	6,903
Loss due to curtailments/early retirement enhancements	302	254	259	-

	$7,543	$14,046	$3,787	$6,903

The weighted average assumptions used to determine the net periodic pension cost were as follows:

	2004	2003

Discount rate	6.00%	6.75%
Expected long-term return on plan assets	8.30%	8.30%
Rate of compensation increase	(a)	(a)

(a)	A graded rate of increase in compensation levels was utilized: 3.5% in 2003,
4.0% in 2004 and 4.5% thereafter.

     Net periodic pension cost has declined in 2004 from the 2003 level, despite a decline in the discount rate, for the following reasons: (1) Sequa contributed $102,750,000 in 2003, primarily in the fourth quarter, to its domestic plans, which increased plan assets for subsequent expected returns; (2) the performance of plan assets improved in 2003 compared with 2002 which increased plan assets for subsequent expected returns (3) the benefits were frozen for most employees covered by the Atlantic Research Corporation Employees' Pension Plan subsequent to the sale of the ARC propulsion business in October 2003.

     Of the total net periodic pension cost, $83,000 and $2,590,000 related to discontinued operations in the six-month periods of 2004 and 2003, respectively. Net periodic pension cost related to discontinued operations in the second quarter of 2004 and 2003 was $0 and $1,293,000, respectively. The second quarter of 2004 includes a $259,000 curtailment loss related to the sale of the TCT business.

Note 4. Income Tax (Provision) Benefit

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the six-month periods of 2004 and 2003 were based upon estimated annual pre-tax income (losses) from continuing operations and include the effect of a provision for state income and franchise taxes. The tax provisions for the second quarter periods of 2004 and 2003 represent the difference between the year-to-date tax provisions recorded for the six-month periods ended June 30, 2004 and 2003 and the amounts reported for the first quarter periods of 2004 and 2003.

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

     Sequa monitors its pension plans on an ongoing basis. At June 30, 2004, no significant charge to other comprehensive income (loss) with respect to a minimum pension liability adjustment is expected in 2004.

     Comprehensive income for the six- and three-month periods ended June 30, 2004 and 2003 is as follows:
	(Thousands of Dollars) (Unaudited)
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Net income	$6,829	$2,349	$5,576	$5,486
Other comprehensive income (loss) items:
Foreign currency translation
Adjustments	(4,083)	18,684	(4,265)	14,699
Unrealized loss on cash flow hedges	(402)	(305)	-	-
Tax benefit on unrealized loss on
cash flow hedges	141	107	-	-

Comprehensive income	$2,485	$20,835	$1,311	$20,185

Note 6. Earnings Per Share

     Basic earnings per share for each of the periods have been computed by dividing the net earnings, after deducting dividends on cumulative convertible preferred stock, by the weighted average number of common shares outstanding during the period.

     Diluted earnings per share reflect the dilution that would have occurred if each share of the cumulative convertible preferred stock outstanding was converted into 1.322 shares of Class A common stock and any outstanding "in-the-money" options to purchase shares

Note 6. Earnings Per Share   (cont'd)

of Class A common stock were exercised. In the following table, the conversion of each share of preferred stock into 1.322 shares of common stock (546,000 common shares for each period presented) and the execise of any outstanding in-the-money options were not included in the computation of diluted earnings per share because inclusion would have had an anti-dilutive effect on earnings per share.

The computation of basic and diluted earnings (loss) per share is as follows:
	(Thousands of Dollars, except per share)
	(Unaudited)
	For the		For the
	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Income (loss) from continuing operations	$3,444	$(1,429)	$3,160	$2,593

Less: Preferred dividends	(1,032)	(1,032)	(516)	(516)

Income (loss) from continuing operations
available to common stock--basic	2,412	(2,461)	2,644	2,077
Income from discontinued operations, net
of income taxes	3,385	3,778	2,416	2,893

Net income available to
common stock--basic	5,797	1,317	5,060	4,970

Convertible preferred stock dividend
requirement	-	-	-	-

Net income available to common
stock --diluted	$5,797	$1,317	$5,060	$4,970

Weighted average number of common
shares outstanding -- basic	10,441	10,433	10,441	10,433

Conversion of convertible preferred
stock	-	-	-	-

Exercise of stock options	61	-	61	-

Weighted average number of common
shares outstanding -- diluted	10,502	10,433	10,502	10,433

Basic and diluted earnings (loss) per share
Income (loss) from continuing operations	$0.23	$(0.23)	$0.25	$0.20
Income from discontinued operations	0.32	0.36	0.23	0.28

Net income	$0.55	$0.13	$0.48	$0.48

Note 7. Trade Receivables, Net

     Sequa Receivables Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement (RPA) which extends through November 16, 2006. Under the RPA, SRC may sell an undivided percentage ownership interest up to a maximum participation of $75,000,000 in Sequa's eligible domestic trade receivables through a bank-administered multi-seller commercial paper conduit. The RPA was amended and restated in May 2004 to include a third bank to sell commercial paper through a second bank conduit and to provide backup liquidity. Backup liquidity lines provided by the three banks are annually renewable at the banks' option and contain a net worth covenant applicable to Sequa. The sale of receivables through the bank-administered conduit is funded through the sale of A1/P1-rated commercial paper. SRC's discount expense is 1.25% above the commercial paper rate. SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa.

     In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," transactions under the RPA qualify as a sale of receivables. At June 30, 2004 and
December 31, 2003, no trade receivables were sold under the RPA. Other, net in the Consolidated Statement of Operations for the six months ended June 30, 2004, and 2003 includes $0 and $566,000, respectively, of discount expense related to the sale of receivables. Discount expense recorded in the second quarter periods of 2004 and 2003 was $0 and $283,000, respectively.

     Unbilled receivables related to the Aerospace segment's materials-by-the-hour program was $15,023,000 at June 30, 2004 and $0 at December 31, 2003.

Note 8. Inventories

     The inventory amounts at June 30, 2004 and December 31, 2003 were as follows:

	(Thousands of Dollars)
	(Unaudited)
	June 30,	December 31,
	2004	2003

Finished goods	$232,073	$196,665
Work in process	111,600	111,126
Raw materials	101,436	103,091
Customer deposits	(14,583)	(16,624)

	$430,526	$394,258

Note 9.   Discontinued Operations

     On April 1, 2004, Sequa, through its TCT unit, an affiliated subsidiary of Chromalloy, sold the business and substantially all of the assets and certain of the liabilities of TCT to TCT Acquisition, Inc. TCT received $32,000,000 in cash, subject to certain adjustments, and $8,000,000 Face Amount of Series B Convertible Preferred Stock, representing up to an 18.2% ownership interest in TCT Acquisition, Inc. An investor group and certain management executives of TCT Acquisition, Inc. hold the remaining 81.8% ownership interest. The Series B Convertible Preferred Stock does not possess voting rights, and Sequa does not have

Note 9.   Discontinued Operations   (cont'd)

representation on the board of directors of TCT Acquisition, Inc. The operations and cash flows of the TCT business have been eliminated from the ongoing operations of Chromalloy, and there will not be any significant continuing involvement in the operations of TCT Acquisition, Inc. Sequa recognized a preliminary after-tax gain of $2,416,000 (pre-tax gain of $5,616,000) on the sale of the TCT business in the second quarter of 2004.

     On October 17, 2003, Sequa, through its ARC subsidiary, completed the sale of substantially all of the assets -- including the shares of ARC UK Limited -- and certain of the liabilities related to the propulsion business of ARC (collectively referred to as the ARC propulsion business). The sale to Aerojet was pursuant to an agreement entered into by ARC on May 2, 2003. ARC Automotive, Sequa's automotive airbag inflator operation, was not included in the sale to Aerojet. The sale price was $133,000,000 in cash subject to certain adjustments, and Sequa recognized a preliminary after-tax gain of $3,104,000 (pre-tax gain of $25,104,000) in 2003.

     During 1991, Sequa adopted a formal plan to divest the investment portfolio of its leasing subsidiary, Sequa Capital Corporation (Sequa Capital), and to classify it as a discontinued operation. Sequa Capital's remaining investment in leveraged leases will be liquidated over the next 11 years as rentals are received and residual values are realized. Debt of discontinued operations represents the remaining amounts owed under the non-recourse securitization of the leveraged lease portfolio in 1994. The debt, which is serviced by the leveraged lease cash flow stream including residual proceeds, was paid off in July 2004.

     Assets and liabilities of discontinued operations are separately presented in the Consolidated Balance Sheet, with the assets and liabilities of TCT classified as current at December 31, 2003. The components of discontinued operations included in the Consolidated Balance Sheet are as follows:

Note 9.   Discontinued Operations   (cont'd)

	(Thousands of Dollars)
	(Unaudited)
	June 30,	December 31,
	2004	2003

Current assets
Assets of TCT:
Current assets	$-	$13,954
Property, plant and equipment, net	-	12,241
Goodwill	-	3,586
Investment in leveraged leases	23,696	21,122

Total current assets	$23,696	$50,903

Long-term assets
Investment in leveraged leases	$63,390	$70,607
Other assets	6,144	6,144

Total long-term assets	$69,534	$76,751

Current liabilities
Liabilities of TCT:
Current liabilities	$-	$1,342
Debt and related accrued interest	2,818	7,440

Total current liabilities	$2,818	$8,782

Long-term liabilities
Other liabilities	$1,723	$1,787

Total long-term liabilities	$1,723	$1,787

Income from discontinued operations for the six- and three-month periods of 2004 relates to TCT. Income from discontinued operations for the six- and three-month periods of 2003 relates to the results of TCT and the ARC propulsion business. Such results are summarized as follows:
	(Thousands of Dollars) (Unaudited)
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Sales	$11,258	$82,150	$-	$46,620
Costs and expenses	9,789	76,842	-	43,117

Operating income	1,469	5,308	-	3,503
Other expense	-	530	-	210

Income before income taxes	1,469	4,778	-	3,293
Income tax provision	500	1,000	-	400

Income before gain on sale	969	3,778	-	2,893
Gain on sale of TCT business, net of tax	2,416	-	2,416	-

Income from discontinued operations	$3,385	$3,778	$2,416	$2,893

Note 10. Goodwill

     The decrease in goodwill in the Consolidated Balance Sheet is attributable to foreign currency translation adjustments.

Note 11.   Accrued Warranty Costs

     Warranty costs primarily relate to the MEGTEC Systems and Sequa Can Machinery operations of the Other Products segment. Both of these units sell equipment that is substantial in size, complexity, workload requirements and cost. Warranties issued are generally 12 to 18 months from the date of installation. Warranty reserves are primarily established using a percentage of sales based on past loss experience. Warranty activity for the six- and three-month periods of 2004 and 2003 is summarized as follows:
	(Thousands of Dollars) (Unaudited)
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Warranty reserves, beginning of period	$12,911	$11,022	$12,635	$11,288
Warranties issued	3,394	4,812	1,929	2,345
Warranty costs incurred	(3,082)	(4,413)	(1,625)	(2,128)
Changes in liability for pre-existing
warranties, including expirations	(1,296)	62	(1,105)	65
Foreign currency translation adjustments	(130)	205	(37)	118

Warranty reserves, end of period	$11,797	$11,688	$11,797	$11,688

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

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At June 30, 2004, the potential exposure for such costs is estimated to range from $11,000,000 to $20,000,000, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of

Note 12.   Environmental Matters   (cont'd)

$15,628,000. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, remediation costs for continuing operations are estimated to be in the range of $3,500,000 to $5,500,000 for 2004. In the six-month period of 2004, actual remediation expenditures for continuing operations were $1,009,000.

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

     Forward foreign exchange contracts and derivatives thereof are used to hedge the cash flows of certain forecasted sales and intercompany firm sales commitments. These contracts are primarily short-term in nature with the maximum hedge period not exceeding two years. Gains and losses on these contracts, representing the effective portion of the hedging activity are reported in Accumulated Other Comprehensive Income (Loss). These deferred gains and losses are recognized in operating income in the period in which the sale is recognized. Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Income. Other, net in the Consolidated Statement of Income includes $1,266,000 of expense in the six month period of 2004 and $1,105,000 of expense in the six month period of 2003 related to the fair market valuation of forward foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting. At June 30, 2004, there were no forward foreign exchange contracts and derivatives thereof that were effective cash flow hedges and which could be included in Accumulated Other Comprehensive Income (Loss).

     Gains and losses on the fair market value of natural gas swaps that include a written option and do not qualify for hedge accounting are reported in earnings as a component of Other, net. Gains and losses on natural gas swaps that do not include a written option and are highly effective in hedging the cash flow variability of certain anticipated purchases are deferred and included as a component of Accumulated Other Comprehensive Income (Loss) until the purchase is consummated.

Note 13.   Derivatives and Financial Instruments   (cont'd)

     At June 30, 2004 and December 31, 2003, Sequa had forward foreign exchange contracts and derivatives thereof with notional amounts primarily denominated in Euros: 48,597,000 and 34,157,000, respectively; in US Dollars: 8,834,000 and 8,964,000, respectively. At December 31, 2003, Sequa had a natural gas swap with a notional amount of $1,538,000 that had qualified as an effective cash flow hedge and that expired in the first quarter of 2004.

Note 14. Summary Business Segment Data

     Sequa's sales and operating income (loss) by business segment are as follows:

	(Thousands of Dollars)
	(Unaudited)
			Operating Income
	Sales		(Loss)
	Year to Date		Year to Date

	2004	2003	2004	2003

Aerospace	$382,100	$312,820	$16,276	$7,998
Automotive	174,961	138,625	11,723	(961)
Metal Coating	131,772	121,383	13,059	11,811
Specialty Chemicals	110,323	97,905	13,618	12,342
Other Products	124,855	128,749	4,712	5,082
Corporate	-	-	(20,239)	(14,666)

Total	$924,011	$799,482	$39,149	$21,606

	(Thousands of Dollars)
	(Unaudited)
			Operating Income
	Sales		(Loss)
	Second Quarter		Second Quarter

	2004	2003	2004	2003

Aerospace	$203,699	$148,844	$7,641	$5,024
Automotive	93,317	71,605	7,935	385
Metal Coating	63,838	71,100	7,095	8,054
Specialty Chemicals	54,592	50,451	6,914	6,846
Other Products	62,499	68,570	3,182	3,144
Corporate	-	-	(11,731)	(7,799)

Total	$477,945	$410,570	$21,036	$15,654

Note 15. Contingencies and Commitments

     Sequa is involved in a number of claims, lawsuits and proceedings (environmental and otherwise) that arose in the ordinary course of business. Other litigation pending against Sequa involves allegations that are not routine and include, in certain cases, compensatory and punitive damage claims.

Note 15.   Contingencies and Commitments    (cont'd)

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

     Various operating units of Sequa have had customers who have filed voluntary petitions for relief under the Bankruptcy Code. Sequa monitors the bankruptcy cases of these customers in order to file appropriate claims and take other steps necessary to protect its interests. Once a customer files a petition under the Bankruptcy Code, Sequa provides additional allowances for doubtful accounts based on an evaluation of the relevant facts. In addition, as to several of those bankruptcy cases where a customer's reorganization and/or liquidation plan clearly indicates that avoidance claims will likely be asserted or where such claims have been asserted, Sequa has undertaken an analysis, with the advice of legal counsel, to estimate its potential exposure for such claims in such bankruptcy cases. As of June 30, 2004, Sequa has determined that such potential exposure is in the range of $4,400,000 to $12,850,000 (no single amount is more likely than any other amount) and, accordingly, has provided a liability for the minimum amount.

     At June 30, 2004, Sequa was contingently liable for $38,274,000 of outstanding letters of credit and $2,734,000 of surety bonds not reflected in the accompanying Consolidated Financial Statements. In addition, Sequa has guaranteed a bank line of credit for its MJB joint venture, a partnership with Al Masaood, in the amount of $6,646,000. Sequa has also guaranteed 50% of the capitalized lease payments and 50% of the overdraft facility for its Turbine Surface Technology Limited (TSTL) joint venture in an amount not to exceed 11,500,000 British pounds. At June 30, 2004, no amounts were outstanding under MJB's bank line of credit and 6,218,000 British pounds were outstanding related to the TSTL guarantees. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to outstanding letters of credit, surety bonds or the bank guarantees.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Sales

     Overall sales increased 16% in the six- and three- month periods, led by advances in the six-month period in the Aerospace, Automotive, Metal Coating and Specialty Chemicals segments as well as the MEGTEC Systems unit of the Other Products segment, offset by declines at the Sequa Can Machinery and After Six units of the Other Products segment. Three month results mirrored the year to date, with the exception of a decline in sales at the Metal Coating segment. Translation of sales denominated in foreign currencies added approximately $34 million and $12 million to sales in the six- and three- month periods, respectively. A detailed discussion of sales by segment follows.

     Sales of the Aerospace segment increased 22% in the six months and 37% in the three months, as a result of the modest improvement in the commercial airline industry, enhanced by the addition of sales to a major US airline under a new ten year materials-by-the-hour contract. In addition, Chromalloy has entered into several other long-term contracts with various airlines to provide fleet maintenance on various flight and auxiliary power engines. These contracts give Chromalloy the exclusive right to provide repairs, replacement parts and inventory management on specific engines within the airline's fleet. Chromalloy anticipates that these programs will add significantly to revenues over the next several quarters. Sales to marine and industrial turbine customers increased 16% in the six months and 37% in the second quarter, due to the development and sales of high technology turbine components.

     Sales of the Automotive segment increased 26% in the six months and 30% in the second quarter with both units in the segment contributing to the advance. ARC Automotive, the airbag inflator unit, posted increased sales in both periods as a result of higher volume related to sales on new vehicle platforms and the benefit of translating local currency sales of the Italian unit into US dollars (approximately $3.9 million in the six months and $1.2 million in the second quarter). Sales of the Casco Products unit advanced 14% in the six months and 16% in the second quarter due to higher sales of power outlets and electronic products. Translation of local currency sales into US dollars added approximately $3.0 million and $0.8 million in the six- and three- month periods, respectively. The current year amounts include $1.3 million of sales of a unit acquired in Canada at the end of the first quarter.

     Sales of the Metal Coating segment increased 8% in the year to date period and declined 10% in the second quarter. The six month increase results from continuing strong demand from the building products industry for coating services, partially offset by the absence of revenues from an international consulting project which was completed in 2003 and lower coating sales to the container products market due to reduced demand from a large customer. Sales in the six-month period were also negatively impacted by a decline in steel sales under metal management programs as a result of changes in the domestic steel market. The unfavorable sales comparison for the second quarter was driven by the decline in sales under the metal management programs and, to a much lesser extent, lower coating sales to the container products market.

     Sales of the Specialty Chemicals segment advanced 13% in the six months and 8% in the second quarter, due entirely to the impact of translating foreign sales into US dollars (approximately $12.8 million in the six months and $5.7 million in the second quarter). Local currency sales declined slightly in the six months and were on par for the second quarter, as continued improvement at the international marketing units offset a small decline in sales of the detergent additive TAED.

Sales   (cont'd)

     Sales of the Other Products segment declined 3% in the six months and 9% in the three months, as declines at the Sequa Can Machinery and After Six units more than offset higher sales at the MEGTEC Systems unit. Sales of MEGTEC Systems advanced 29% in the six months and 17% in the second quarter due to improvement in the worldwide graphic arts market and the benefit of translating local currency sales into US dollars (approximately $4.1 million and $1.1 million in the six- and three- month periods, respectively). Sales of Sequa Can Machinery declined 42% in the year to date period and 45% in the three month period, as the sale of equipment declined from an unusually high level in the first half of 2003. The decline was expected, given the unit's reduced backlog position at December 31, 2003. Due to improved backlog at June 30, 2004 management currently expects favorable sales comparisons for the second half of the year. Sales of the After Six unit declined 18% in the six months and 23% in the second quarter due to intense competition in the formalwear industry.

Operating Income

     Overall operating income advanced $17.5 million in the six months led by improvements at the Aerospace, Automotive, Metal Coating and Specialty Chemicals segments and the MEGTEC Systems unit of the Other Products segment, and mitigated by declines at the Sequa Can Machinery and After Six units of the Other Products segment. For the second quarter, operating income rose $5.4 million due to increases at the Aerospace, Automotive and Specialty Chemicals segments and the MEGTEC Systems unit of the Other Products segment, offset by a decline at the Metal Coating segment and the Sequa Can Machinery and After Six units of the Other Products segment. Both periods reflect increased corporate expenses. Sequa's foreign operations contributed $31.3 million and $16.3 million in the six- and three- month periods of 2004, respectively, compared to $18.1 million and $10.0 million of operating income in the six- and three- month periods of 2003, respectively. The improvement reflects increased profitability of the foreign units of the Aerospace segment, the overseas operations of MEGTEC Systems, and the foreign operations of the Automotive segment. Results were also bolstered by reduced pension costs (benefit of $6.5 million in the six months and $3.1 million in the second quarter) and the impact of translating foreign currency results into US dollars (net effect of approximately $3.5 million and $1.4 million in the six- and three-month periods, respectively). A detailed review of operating income by segment follows:

     Operating income in the Aerospace segment doubled from the year earlier period for the six months and advanced 52% in the second quarter. The sole business in the segment, Chromalloy Gas Turbine, a supplier to the airline industry, benefitted from several factors: the higher level of sales, particularly in the engine component repair operations; profits added through new long-term service agreements (which contribution would have been greater, except for $8.2 million and $5.3 million of significant up-front contract costs recognized in the six- and three-month periods of 2004, respectively, which will be recovered over the term of the contract); and reduced losses at units primarily engaged in the manufacture of original equipment components. In addition, the year-over-year comparison benefits from lower pension expense (an improvement of $1.7 million in the six months and $0.8 million in the second quarter of 2004); the absence of $2.5 million and $1.6 million of restructuring charges in the six- and three- month periods, respectively; as well as the absence of a $0.7 million provision for receivables from a foreign airline which had filed for bankruptcy protection recorded in 2003. With the commercial aviation industry continuing to show improvement and the new long-term service agreements in place, management expects third quarter profits to continue to reflect improvement over the comparable 2003 period.

Operating Income   (cont'd)

     The Automotive segment posted operating profit of $11.7 million and $7.9 million in the six- and three-month periods of the current year, respectively. In 2003, the segment reported an operating loss of $1.0 million for the six months and an operating loss of $0.4 million for the second quarter. The ARC Automotive domestic and foreign units benefitted from higher sales, improved sales mix and the benefits of on-going Six Sigma initiatives, partially offset by higher research and development costs. The results of the Italian unit also reflect the strengthening of the Euro. Casco Products advanced in both periods due to higher volume, the benefits of previous restructuring actions and continuing Operational Excellence initiatives. The year-over-year comparison also benefits from the absence of $1.8 million and $0.2 million of restructuring and related asset impairment charges recorded in the six- and three-month periods of 2003, respectively, related costs in 2003 stemming from the relocation of its Connecticut manufacturing operation to other lower cost facilities and the absence of 2003 legal expenses related to a patent infringement claim against a competitor. Casco's foreign operations benefitted from increased volume, cost improvements generated by Six Sigma programs, and the benefit of translating foreign results into US dollars.

     Results of the Metal Coating segment improved 11% in the six months and declined 12% in the second quarter. The improvement in the year-to-date period was driven primarily by the higher level of sales in the first quarter, bolstered by a favorable sales mix and improved operating efficiencies generated by on-going Six Sigma initiatives. The second quarter decline resulted from the lower level of sales in the 2004 quarter. Both periods were marked by increased wage and utility rates and the absence of profits from an international consulting project which was completed in 2003. Over the next quarter, the results of this segment will continue to be impacted by the availability of steel in the domestic steel industry.

     The Specialty Chemicals segment posted a 10% improvement in operating profit in the year-to-date period and was on a par for the second quarter. The improvement is primarily due to the impact of translating local currency results into US dollars (approximately $1.6 million and $0.7 million in the six- and three-month periods of 2004, respectively). The local currency results reflect improvements at the international marketing units mitigated by a small decline at the detergent manufacturing operation. Both operations benefitted from operating efficiencies achieved through on-going Six Sigma programs.

     Results of the Other Products segment declined 7% in the year to date period and were on par for the second quarter as advances at MEGTEC Systems were offset by declines at Sequa Can Machinery and After Six. MEGTEC Systems moved from a loss in the year-earlier six months, reflecting a $2.7 million improvement. The advance reflects higher sales, ongoing Operational Excellence programs, the benefits obtained through previous restructuring actions and the absence of restructuring charges ($1.4 million and $0.6 million in the six- and three-month periods of 2003, respectively) related to the streamlining of the unit's European operations. Sequa Can Machinery posted a decline of 60% in the six months and 14% in the second quarter reflecting lower sales and absorption at both the equipment and specialty can systems units. Both periods benefitted from adjustments to reflect warranty expiration on equipment previously sold. After Six posted a 42% decline in profits in the six months and a 43% decline in the second quarter. The decline reflects the lower level of sales in both periods.

     Corporate expenses increased 38% in the six months and 50% in the three months due to the following factors: increased professional services costs related to Sarbanes-Oxley compliance, higher incentive compensation provisions, partially offset by lower pension costs. Management anticipates that Corporate expenses will continue to trend higher for the balance of the year due to increased costs related to compliance with Sarbanes-Oxley regulations.

Restructuring Charges

     While Sequa continues to review its individual operations in order to ensure their competitive positions in their respective markets, management does not currently anticipate significant restructuring activities in 2004.

     In the six-month period of 2003, the Consolidated Statement of Income includes restructuring charges of $5.5 million. The Aerospace segment closed a small repair facility, transferring the operation to an existing plant, and workforce reductions occurred at certain of its other locations. The Casco Products unit of the Automotive segment transferred its Connecticut manufacturing operation to other lower cost facilities, and the MEGTEC Systems unit of the Other Products segment transferred certain manufacturing operations to other existing facilities. Additional information with respect to 2003 restructuring charges is included in Note 2 to the consolidated financial statements and is incorporated herein by reference.

Equity in Income of Unconsolidated Joint Ventures

     Sequa's investments in unconsolidated joint ventures are primarily concentrated in the Aerospace segment.

     Chromalloy is a partner in joint ventures aimed at strengthening its ties to certain original equipment manufacturers and airline customers, as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements. Sequa's investment in Chromalloy's joint ventures was $60.6 million at June 30, 2004 and $57.3 million at
December 31, 2003. The combination of income and losses of Chromalloy's joint ventures was income of $3.6 million and $5.7 million in the six-month periods of 2004 and 2003, respectively, and income of $2.4 million and $1.2 million in the second quarter of 2004 and 2003, respectively. In 2003, the first quarter included a $3.9 million gain from a settlement with a former partner in BELAC LLC (BELAC). The largest of the Chromalloy joint ventures are discussed in the following paragraphs.

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

Equity in Income of Unconsolidated Joint Ventures   (cont'd)

     Chromalloy has a 51% ownership interest in, and operating control over, TS. The financial statements of TS are consolidated with those of Sequa, and a Siemens minority interest is reflected. Chromalloy contributed the assets of its UK and Thailand industrial gas turbine operations and its 49% ownership interest in its MJB joint venture to TS. MJB, a partnership with Al Masaood, provides repair and maintenance services for industrial gas turbines from a facility in the United Arab Emirates. Sequa has guaranteed up to $6.6 million of MJB's bank line of credit. At June 30, 2004, there were no amounts outstanding under this facility. TS serves Europe, the Far East and the Middle East.

     Chromalloy has a 20% ownership interest in GTT. Siemens contributed the assets of an Italian facility to GTT. GTT serves Italy and certain other countries.

     Chromalloy has a 52.6% ownership interest in BELAC, a component manufacturing operation that produces new replacement parts for jet engines. The 52.6% ownership interest does not equate to a controlling interest primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions. While Chromalloy's partners in this joint venture are major commercial airlines, whose industry has been under significant pressures, management believes that the venture is adequately capitalized to carry on its principal operations without additional subordinated financial support. At June 30, 2004, Sequa's investment in BELAC totaled $8.0 million. In the first quarter of 2003, Sequa's equity share of income from BELAC included a $3.9 million gain relating to the proceeds of a settlement with a former partner whose withdrawal had increased the remaining partners' ownership position. Due to BELAC's adequate level of capitalization, approximately 80% of the settlement amount was distributed to the remaining partners through a dividend. BELAC is not a variable interest entity as defined in Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" and therefore its financial statements are not consolidated with those of Sequa.

     Chromalloy has two 50/50 joint ventures with Rolls-Royce plc: Turbine Surface Technology Limited (TSTL), which provides advanced coatings for Rolls-Royce turbine components; and Turbine Repair Technology Limited (TRTL), which provides advanced component repair services for certain Rolls-Royce engines. Sequa has guaranteed 50% of TSTL's future lease payments under the terms of a capitalized lease, as well as 50% of an overdraft facility. Total amounts subject to the guarantees may not exceed 11.5 million British pounds. At June 30, 2004, 6.2 million British pounds were outstanding related to the guarantee.

     Advanced Coatings Technologies (ACT), a 50% owned joint venture with United Technologies Corporation, owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts.

Interest Expense

     Interest expense increased by $3.5 million in the six-month period and by $1.3 million in the three-month period of 2004 as compared with the prior year primarily due to the June 5, 2003 issuance of $100 million of 8 7/8% Senior Notes due April 1, 2008.

Other, net

     In the six-month period of 2004, Other, net included $0.7 million of gain relating to the sale of assets; $0.3 million of income on the cash surrender value of corporate-owned life insurance; $1.5 million of expense related to a minority interest holder; $1.3 million of loss related to the fair market value of foreign forward exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting; $1.0 million of charges for the amortization of capitalized debt issuance costs and $0.6 million of charges for letters of credit and commitment fees.

     In the six-month period of 2003, Other, net included $3.9 million of gain relating to the sale of assets, which included the sale of a can-forming machinery plant that was closed as part of the restructuring activities undertaken in 2001; $0.9 million of income on the cash surrender value of corporate-owned life insurance; $1.1 million of loss related to the fair market value of foreign forward exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting; $0.8 million of charges for the amortization of capitalized debt issuance costs; $0.8 million of charges for letters of credit and commitment fees; and $0.6 million of discount expense on the sale of accounts receivable.

     In the second quarter of 2004, Other, net included $0.8 million of gain relating to the sale of assets; $0.9 million of expense related to a minority interest holder; $0.9 million of loss related to the fair market value of foreign forward exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting; $0.5 million of charges for the amortization of capitalized debt issuance costs; and $0.2 million of charges for letters of credit and commitment fees.

     In the second quarter of 2003, Other, net included $3.8 million of gain relating to the sale of assets, which included the sale of a can-forming machinery plant that was closed as part of the restructuring activities undertaken in 2001; $1.1 million of income on the cash surrender value of corporate-owned life insurance; $0.4 million of income related to the fair market value of foreign forward exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting, $0.3 million of discount expense on the sale of accounts receivable; $0.6 million of charges for letters of credit and commitment fees; and $0.4 million of charges for the amortization of capitalized debt issuance costs.

Income Tax (Provision) Benefit

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the six-month periods of 2004 and 2003 were based upon estimated annual pre-tax income (losses) from continuing operations and include the effect of a provision for state income and franchise taxes. The tax provisions for the second quarter periods of 2004 and 2003 represent the difference between the year-to-date tax provisions recorded for the six-month periods ended June 30, 2004 and 2003 and the amounts reported for the first quarter periods of 2004 and 2003.

Discontinued Operations

     On April 1, 2004, Sequa, through its TurboCombustor Technology, Inc. unit (TCT), an affiliated subsidiary of Chromalloy Gas Turbine Corporation (Chromalloy), sold the business and substantially all of the assets and certain of the liabilities of TCT to TCT Acquisition, Inc. TCT received $32.0 million in cash, subject to certain adjustments, and $8.0 million Face Amount of Series B Convertible Preferred Stock representing up to an 18.2% ownership interest in TCT Acquisition, Inc. An investor group and certain management executives of TCT Acquisition, Inc. hold the remaining 81.8% ownership interest. The Series B Convertible Preferred Stock does not possess voting rights and Sequa does not have representation on TCT Acquisition, Inc's. board of directors. The operations and cash flows of the TCT business have been eliminated from the ongoing operations of Chromalloy and there will not be any significant continuing involvement in the operations of TCT Acquisition, Inc. The Consolidated Statement of Operations, Balance Sheet and Statement of Cash Flows have been restated in prior periods to reflect the TCT business as a discontinued operation.

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

Risk/Concentration of Business

     Sequa's largest operation, Chromalloy Gas Turbine Corporation (Chromalloy), with 2004 six-month sales of $382.1 million and operating income of $16.3 million (2003 annual sales and operating income of $624.8 million and $23.7 million, respectively) and total assets at
December 31, 2003 of $819.4 million has experienced significant difficulties in its operating environment since September 11, 2001, which had a severe and extended impact on the airline industry and which was compounded by a general economic slowdown. The lower level of air travel following the terrorist attacks has had a significant impact on Chromalloy's repair and original equipment component manufacturing operations, which derive approximately 80% of their sales from the commercial aviation market. The large repair business is directly related to the number of hours jet engines are flown, and the original equipment component manufacturing business is related to the number of new jet engines placed in service. The economic impact on Chromalloy has been partially offset by cost cutting measures. Management expects 2004 annual operating income to exceed the 2003 level, although a return to the pre-September 11, 2001 level of operating income is not expected in 2004. While global airline traffic increased in the first half of 2004 compared with the same period of the prior year, increased fuel costs have impacted the profit margins of air carriers and placed additional pressure on their industry. Furthermore, the long-term effect on air travel of continuing terror threats, which have been heightened by the situation in Iraq, is uncertain at this time.

Risk/Concentration of Business   (cont'd)

     On April 1, 2003, Air Canada filed for protection under Canada's Companies' Creditors Arrangements Act. Air Canada is continuing operations while it restructures. In the six-month period of 2004, as well as the full year of 2003, Air Canada accounted for less than 1% of Chromalloy's sales. In 2003, a first-quarter charge of $0.7 million was incurred to reserve the trade receivables balance with Air Canada as of March 31, 2003.

     United Airlines (UAL), which filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in December 2002, accounted for $66.7 million or 17% of Chromalloy's sales in the six-month period of 2004 (4% of 2003 annual sales). In
September 2003, Chromalloy signed a 10-year engine materials-by-the-hour contract with UAL which began to contribute repair revenues in March 2004. While the impact of the UAL bankruptcy filing on Chromalloy's operations has not been significant to date, the Air Transportation Stabilization Board (ATSB) denied, in June 2004, UAL's final application for a federal loan guarantee, which would have helped UAL secure funds for its exit from bankruptcy. The long-term effect on UAL of the ATSB's decision is uncertain at this time.

     At June 30, 2004, receivables from major commercial airlines totaled approximately $73 million of which $28 million are with UAL. The difficult business conditions in the airline industry and the possibility of bankruptcy filings by other carriers who are customers of Chromalloy could adversely affect the ability of Chromalloy to realize some of these receivables.

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

     Sequa is engaged in the automotive airbag inflator business through ARC Automotive. ARC Automotive's largest customers for airbag inflators are Delphi Automotive Systems and its subsidiaries (Delphi) and Key Safety Systems, Inc. and its subsidiaries (Key Safety). Delphi accounted for $44.5 million or 40% of ARC Automotive's six-month sales in 2004 (34% of 2003 annual sales). Key Safety accounted for $24.2 million or 20% of ARC Automotive's six-month sales in 2004 (37% of 2003 annual sales).

     Precoat Metals markets its coating services to steel and aluminum producers and distributors, building products manufacturers, merchant can makers, and manufacturers of other diverse products. In April 2003, National Steel, Precoat Metal's largest customer, was acquired by US Steel. The combination of National Steel and US Steel accounted for $52.2 million or 40% of Precoat Metal's six-month sales in 2004 (35% of 2003 annual sales). The acquisition of National Steel by US Steel has not significantly affected Precoat Metals.

Risk/Concentration of Business   (cont'd)

     In the Specialty Chemicals segment, one customer accounted for 31% of six-month sales in 2004 (32% of 2003 annual sales) and the top three customers accounted for 40% of six-month sales in 2004 (47% of 2003 annual sales). All of these customers are international consumer products companies with whom Warwick International has been doing business for many years.

     Sequa's assets of discontinued operations include a leveraged lease portfolio that is subject to risks associated with the ultimate realizability of estimated residual values, as well as the creditworthiness of the lessees. Several of the leases are for aircraft leased to major commercial airlines whose industry is experiencing difficult conditions. At June 30, 2004, Sequa's remaining investment in aircraft leases with major commercial airlines totaled $36.1 million, of which $17.0 million relates to American Airlines, Inc.; $15.1 million relates to Delta Airlines, Inc.; and $4.0 million relates to Continental Airlines, Inc. In July 2004, Continental Airlines, Inc. terminated its lease and purchased the related aircraft. Total cash received on the termination approximated the recorded value of the lease.

Backlog

     The businesses of Sequa included in continuing operations for which backlogs are significant are the Turbine Airfoils and Castings units of the Aerospace segment and the Sequa Can Machinery, MEGTEC Systems and After Six units of the Other Products segment. The aggregate dollar amount of backlog in these units at June 30, 2004 was $125.1 million ($123.5 million at December 31, 2003). An increase in backlog at Sequa Can Machinery was offset by decreases in the Aerospace segment and at MEGTEC Systems and After Six. Sales of the After Six unit are seasonal, with stronger sales in the first six months of the year; accordingly, this unit's backlog is normally higher at December 31 than at any other time of the year.

Liquidity and Capital Resources

     Net cash used for operating activities was $1.6 million in the six-month period of 2004 compared with $4.5 million provided by operating activities in 2003. An improvement in income from continuing operations was offset by increased working capital requirements and an increase in income taxes paid. Cash provided by investing activities was $4.6 million in the six-month period of 2004 compared with $25.5 million used for investing activities in 2003. The $30.1 million change relates to the $32.0 million of proceeds received on the sale of TCT as well as the purchase of a small producer of automotive sensors in 2004. Net cash used for financing activities was $3.8 million in the six-month period of 2004 compared with cash provided of $16.8 million in 2003. The 2004 period reflects the absence of $80.0 million of net receivables repurchased and the absence of the proceeds on the $100.0 million Series B Senior Notes issued in 2003.

     On April 1, 2004, Sequa, through its TurboCombustor Technology, Inc. (TCT) unit, an affiliated subsidiary of Chromalloy, sold the business and substantially all of the assets and certain of the liabilities of TCT to TCT Acquisition, Inc. TCT received $32.0 million in cash, subject to certain adjustments, and $8.0 million Face Amount of Series B Convertible Preferred Stock representing up to an 18.2% ownership position in TCT Acquisition, Inc. The proceeds received on the sale are being used for general corporate purposes.

Liquidity and Capital Resources   (cont'd)

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

     In 2003, Sequa contributed $102.7 million to its domestic qualified defined benefit pension plans inclusive of a $75.0 million fourth-quarter contribution to Sequa's largest plan. Due to its pension contributions as well as a significant improvement in the equity markets, Sequa, in 2003, recorded $47.1 million of income, net of tax, through other comprehensive income, a component of stockholder's equity, representing a partial reversal of the minimum required pension liability recorded in prior years. Management does not currently anticipate that significant pension plan contributions will be made in 2004. Sequa monitors its pension plans on an ongoing basis. At June 30, 2004, no significant charge to other comprehensive income with respect to a minimum pension liability adjustment is expected in 2004.

     In 2003, Sequa completed an offering of $100 million of 8 7/8% Senior Notes due
April 1, 2008 through a private placement and subsequent exchange for $100 million of registered Series B 8 7/8% Senior Notes due April 1, 2008. Net proceeds received on the 8 7/8% Senior Notes offering, which were sold at a premium of 102.5% for an effective yield of 8.23%, amounted to $101.0 million and are being used for general corporate purposes. The notes are part of a single series of 8 7/8% Senior Notes, of which $200 million were issued in 2001. The terms of the Series B 8 7/8% Senior Notes -- including principal amount, interest rate, maturity, security and ranking -- are substantially the same as the terms of the original notes.

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

     Sequa's ability to obtain letters of credit and surety bonds for financial guarantees had been limited due to Sequa's debt ratings, which are below investment grade, and the absence of a secured bank credit agreement. However, in September 2003, Sequa finalized a $50 million credit line facility with a major global bank for the issuance of letters of credit that is secured by assets of the Specialty Chemicals segment. The facility is subject to a net worth covenant with respect to the segment. The credit line currently requires a cash collateral balance of 9.0 million British Pounds increasing to 15.0 million British Pounds by 2006.

     At June 30, 2004, Sequa was contingently liable for $38.3 million of outstanding letters of credit and $2.7 million of surety bonds not reflected in the accompanying Consolidated Balance Sheet. In addition, Sequa has guaranteed up to $6.6 million of its MJB joint venture's bank line of credit and up to 11.5 million British pounds of its TSTL joint venture's capitalized lease payments and overdraft facility. At June 30, 2004, no amounts were outstanding under MJB's bank line of credit and 6.2 million British pounds were outstanding related to the TSTL guarantees. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to the outstanding letters of credit, surety bonds or the guarantees.

Liquidity and Capital Resources   (cont'd)

     Sequa Receivables Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement (RPA) which extends through November 16, 2006. Under the RPA, SRC may sell an undivided percentage ownership interest up to a maximum participation of $75.0 million in Sequa's eligible domestic trade receivables through a bank-administered multi-seller commercial paper conduit. The RPA was amended and restated in May 2004 to include a third bank to sell commercial paper through a second bank conduit and to provide backup liquidity. Backup liquidity lines provided by the three banks are annually renewable at the banks' option and contain a net worth covenant applicable to Sequa. The sale of receivables through the bank-administered conduit is funded through the sale of A1/P1 rated commercial paper. SRC's discount expense is 1.25% above the commercial paper rate. SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa. SRC is shielded from credit exposure related to Sequa and therefore the discount rate offered by the buyer of Sequa trade receivables is based on the highest rated (A1/P1) commercial paper. The structure employed provides Sequa a low-cost source of funds that would not be available to Sequa outside of such an arrangement. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," transactions under the RPA qualify as a sale of receivables. At June 30, 2004, no trade receivables were sold under the RPA.

     Capital expenditures for continuing operations amounted to $26.8 million in the six-month period of 2004, with spending concentrated in the Aerospace and Automotive segments. These funds were primarily used to upgrade existing facilities and equipment. Sequa currently anticipates that capital spending in 2004 for continuing operations will be approximately $65 million and will be concentrated primarily in the Aerospace, Automotive and Metal Coating segments.

Liquidity and Capital Resources   (cont'd)

     At June 30, 2004, Sequa's contractual obligations are as follows:
		Payments Due by Period
		(Thousands of Dollars)
		(Unaudited)

		Remainder	Years	Years	Years
Contractual obligations	Total	2004	2005-2006	2007-2008	=>2009

Long-term debt (a)	$798,390	$268	$-	$300,122	$498,000
Interest on long-term debt (b)	327,679	35,723	142,890	122,921	26,145
Operating leases (c)	56,849	8,278	20,496	13,107	14,968
Purchase obligations (d)	32,817	31,860	678	192	87
Other long-term liabilities:
Projected minimum required
pension contributions (e)	47,000	2,800	18,900	8,900	16,400
Environmental
remediation (f)	13,900	3,400	4,400	3,000	3,100
Debt of discontinued
operations (g)	2,818	2,818	-	-	-

Total	$1,279,453	$85,147	$187,364	$448,242	$558,700

(a)		Represents long-term debt cash payment schedule and excludes net amortizable debt discount of $1.8 million and premium of $2.0 million.

(b)		Interest on long-term debt represents interest payments due on Sequa's 8 7/8% and 9% Senior Notes. Interest payments on other debt amounts is not significant.

(c)		Operating lease obligations includes future rental payments on a leased facility that was excluded from the sale of the ARC propulsion business.

(d)

Purchase obligations are agreements to purchase goods and services that are considered enforceable and legally binding and which specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. The amounts shown represent those amounts considered by Sequa to be enforceable and legally binding and include short-term purchase orders for the purchase of goods or services as well as capital expenditure commitments.

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

(g)

Debt payments of discontinued operations are funded through the run off of a leveraged lease portfolio whereby the cash flow stream including residual proceeds are first applied to outstanding debt and accrued interest. The remaining debt of $2.8 million was repaid in July 2004.

Liquidity and Capital Resources   (cont'd)

     Management currently anticipates that the following will provide sufficient funds to support Sequa's operations for the next twelve months: cash flow from operations; $183.8 million of non-restricted cash and cash equivalents on hand at June 30, 2004; $75.0 million available under the Receivables Purchase Agreement which extends through November 2006; and the $50 million credit line facility with a major global bank for the issuance of letters of credit that is secured by assets of the Specialty Chemicals segment. Expected requirements include $71.4 million of interest payments in the next year due on the outstanding 9% and 8 7/8% Senior Notes; approximately $65 million of capital expenditures; the other contractual obligations summarized above; and any future requirements for letters of credit and surety bonds, which totaled $41.0 million at June 30, 2004.

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

     At June 30, 2004, all minimum required capital contributions to Sequa's joint ventures have been satisfied. Future contributions to the joint ventures require the approval of the respective joint venture's board of directors. Sequa believes that its joint ventures are adequately capitalized. In addition, Sequa and its joint venture partners have each guaranteed up to $6.6 million of the MJB joint venture's bank line of credit and up to 11.5 million British pounds of the TSTL joint venture's capitalized lease payments and overdraft facility. At June 30, 2004, no amounts were outstanding under MJB's bank line of credit and 6.2 million British pounds were outstanding related to the TSTL guarantees. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to the outstanding letters of credit, surety bonds or the guarantees.

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

Inventory Valuation

The Aerospace segment (Chromalloy) maintains significant inventories of parts to serve the commercial aviation repair market. In order to ensure that any obsolete or slow moving inventory is properly identified and valued, Chromalloy has in place a policy that mandates minimum write-down requirements based on usage. The policy provides for a consistent and systematic approach to valuing inventory at the lower of cost or market, with inventory values reassessed quarterly and at year-end for adequacy. The decline in air travel from pre-September 11, 2001 levels and the related reduction in the number of hours jet engines are flown, has had an unfavorable impact on inventory valuations. A further decline in air travel would have an additional unfavorable impact. Management believes that, while demand for certain repair services and manufactured parts has been volatile since September 11, 2001, the long-term outlook for the industry is positive.

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

Revenue is recognized under the UAL materials-by-the-hour contract based on the estimated fair value of units shipped. Recognition of revenue associated with unbilled receivables is limited to amounts contractually recoverable. Estimates of total contract revenues and costs are reviewed at a minimum each quarter. Risk factors affecting the overall revenue of the contract concern the usage of engines during the contract period. Future engine usage may be negatively impacted by general economic slowdowns, the fallout from possible terrorist attacks similar to those seen on September 11, 2001 and complications related to UAL's emergence from bankruptcy.

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

Income Taxes

Sequa has significant domestic net operating loss carryforwards, as well as deferred tax assets established through other comprehensive income in recording a minimum required pension liability. Management believes that such carryforwards and deferred tax assets will be utilized before their expiration through future reversals of existing taxable temporary differences, future earnings and available tax planning strategies. Sequa's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions; the state of the airline industry and other major markets; competitive pressures on sales and margins; and other factors beyond management's control. There can be no assurance that Sequa will meet its expectations for future domestic taxable income in the carryforward period or that available tax strategies can be enacted. However, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income and available tax strategies will be sufficient to fully realize the domestic operating loss carryforwards and deferred tax assets at June 30, 2004.

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

Forward-Looking Statements

     This document includes forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of historical fact contained in this Report and other periodic reports filed by Sequa under the Securities Exchange Act of 1934, as amended, and other written or oral statements made by Sequa or on its behalf, are forward-looking statements. When used herein, the words "anticipates," "expects," "believes," "goals," "intends," "plans," or "projects" and similar

Forward-Looking Statements   (cont'd)

expressions are intended to identify forward-looking statements. These include, among others, statements relating to:

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

     A hypothetical 10% uniform decrease in all foreign currency exchange rates relative to the US dollar would have decreased the fair value of Sequa's financial instruments by approximately $10.1 million as of June 30, 2004 and $8.6 million as of December 31, 2003. The sensitivity analysis relates only to Sequa's exchange rate-sensitive financial instruments, which include cash and debt amounts denominated in foreign currencies and all open foreign forward exchange contracts at June 30, 2004 and December 31, 2003. The effect of this hypothetical change in exchange rates ignores the effect this movement may have on the value of net assets, other than financial instruments, denominated in foreign currencies and does not consider the effect this movement may have on anticipated foreign currency cash flows.

     At June 30, 2004 and December 31, 2003, substantially all of Sequa's debt was at fixed rates, and Sequa currently does not hold interest rate derivative contracts. Accordingly, a change in market interest rates would not materially impact Sequa's interest expense but would affect the fair value of Sequa's debt. Generally, the fair market value of fixed-rate debt increases as interest rates fall and decreases as interest rates rise. The fair value of Sequa's total debt was approximately $857 million at June 30, 2004 and $874 million at December 31, 2003. A hypothetical 1% increase or decrease in interest rates would have decreased or increased the fair value of Sequa's total debt by approximately $32 million at June 30, 2004 and by approximately $35 million at December 31, 2003. The fair value of Sequa's total debt is based primarily upon quoted market prices of Sequa's publicly traded securities. The estimated changes in the fair values of Sequa's debt are based upon changes in the present value of future cash flows as derived from the hypothetical changes in market interest rates.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (cont'd)

     At June 30, 2004 and December 31, 2003, Sequa had forward foreign exchange contracts and derivatives thereof with notional amounts primarily denominated in Euros: 48.6 million and 34.2 million, respectively; in US Dollars: 8.8 million and 9.0 million, respectively. At December 31, 2003, a natural gas swap with a notional amount of $1.5 million was outstanding, and it expired in the first quarter of 2004.

     The following table presents the carrying amounts and fair values of Sequa's derivative and non-derivative financial instruments:
	(Amounts in thousands)
	(Unaudited)
	At June 30, 2004		At December 31, 2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Cash and cash equivalents	$183,837	$183,837	$184,293	$184,293
Forward foreign exchange
contracts	1,163	1,163	1,543	1,543
Natural gas swap	-	-	402	402
Liabilities
Current and long-term debt	801,353	857,272	800,674	874,216
Forward foreign exchange
contracts	834	834	946	946

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

ITEM 4. CONTROLS AND PROCEDURES   (cont'd)

     As reported in Sequa's Annual Report on Form 10-K for the year ended December 31, 2003, management, in consultation with Ernst & Young LLP (E&Y), Sequa's independent auditors, identified and reported to the audit committee of the board of directors, certain matters involving internal control deficiencies considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants. E&Y and management reported to the audit committee that none of the reportable conditions is believed to be a material weakness. The reportable conditions, within certain segments, included conditions surrounding the following: inventory valuation; timely accounting reconciliations; the use of alternative methods to record fixed assets and depreciation instead of the corporate fixed asset management system; lack of qualified accounting personnel at several locations due to turnover; and the lack of segregation of duties at one location. Management is progressing in its work to correct the internal control deficiencies identified and has instituted new controls while enforcing existing policies. Appropriate segment management is reviewing inventory valuations for individual operating units, timely accounting reconciliations, and the use of the fixed asset management system. In addition, new accounting personnel have been hired at all locations where vacancies existed, and certain responsibilities were transferred from one location to an operating headquarters level to alleviate the lack of segregation of duties.

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

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of Sequa Corporation was held on May 13, 2004, for the purpose of electing directors, approving the 2003 Six Sigma Restricted Stock Plan, approving the 2003 Directors' Stock Award Plan, and ratifying the appointment of Ernst & Young LLP as independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations.

     All of management's nominees for director, as listed in the proxy statement, were elected with the following vote:
Nominee	Votes For	Votes Withheld

Norman E. Alexander	28,004,197	11,422,296
Edward E. Barr	28,503,785	10,922,708
Alvin Dworman	27,957,163	11,469,330
David S. Gottesman	28,006,912	11,419,581
Richard S. LeFrak	28,499,381	10,927,112
John J. Quicke	28,510,696	10,915,797
R. Scott Schafler	27,432,647	11,993,846
Michael I. Sovern	28,500,605	10,925,888
Fred R. Sullivan	27,956,993	11,496,500
Gerald Tsai, Jr.	27,955,737	11,470,756
Martin Weinstein	28,511,026	10,915,467

     The 2003 Six Sigma Restricted Stock Plan was approved with the following vote:
			Broker
Votes for	Votes Against	Votes Abstaining	Non-votes
26,710,165	474,214	10,925,833	1,316,281

     The 2003 Directors' Stock Award Plan was approved with the following vote:
			Broker
Votes for	Votes Against	Votes Abstaining	Non-votes
26,649,138	681,889	10,779,185	1,316,281

     The ratification of the appointment of Ernst & Young LLP as independent auditors was completed with the following vote:
Votes for	Votes Against	Votes Abstaining
39,174,404	250,226	1,863

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits

		3.2	Amendment to the By-Laws (Article IV, Section 3) of Sequa Corporation effective as of June 17, 2004.

		3.3	Restated and Amended (as of June 17, 2004) By-Laws of Sequa Corporation.

		10.10	Amended and Restated Purchase and Sales Agreement dated as of April 30, 2004 among the Originators named therein, Sequa Receivables Corp. and Sequa Corporation.

10.11

Amended and Restated Receivables Purchase Agreement dated as of April 30, 2004 among Sequa Receivables Corp., Sequa Corporation, CP Conduit Purchasers, Committed Purchasers and Funding Agents and The Bank of Nova Scotia.

		10.26	Amendment No. 1 to Sequa Corporation's Management Incentive Bonus Program for Corporate Executive Officers effective March 25, 2004.

		31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K

Registrant filed a Current Report on Form 8-K dated April 15, 2004 with respect to the sale of substantially all of the assets and certain of the liabilities of its TurboCombustor Technology, Inc. unit to TCT Acquisition, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEQUA CORPORATION

	BY	/s/ HOWARD M. LEITNER

Howard M. Leitner
Senior Vice President, Finance
(Chief Financial Officer)

August 6, 2004