Form 10-Q
period 2004-09-30
SEQUA CORP /DE/
filed 2004-11-09
CIK 95301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2004

OR
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes	X	No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

Yes	X	No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2004

Class A Common Stock, no par value	7,150,460
Class B Common Stock, no par value	3,329,772

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sequa Corporation and Subsidiaries
Consolidated Statement of Income
(Amounts in thousands, except per share)
(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,

	2004	2003 *	2004	2003 *

Sales	$1,417,079	$1,196,170	$493,068	$396,688

Costs and expenses
Cost of sales	1,162,143	997,671	399,492	325,148
Selling, general and administrative	188,640	158,540	66,428	53,188

	1,350,783	1,156,211	465,920	378,336

Operating income	66,296	39,959	27,148	18,352

Other income (expense)
Interest expense	(53,904)	(50,292)	(18,059)	(17,969)
Interest income	2,843	1,749	1,093	354
Equity in income of unconsolidated joint ventures	5,874	7,802	2,256	2,095
Other, net	(5,502)	1,329	(1,774)	43

Income from continuing operations
before income taxes	15,607	547	10,664	2,875

Income tax provision	(3,600)	-	(2,100)	(900)

Income from continuing operations	12,007	547	8,564	1,975

Income (loss) from discontinued operations,
net of income taxes	3,113	6,503	(272)	2,726

Net income	15,120	7,050	8,292	4,701

Preferred dividends	(1,548)	(1,548)	(516)	(516)

Net income available to common stock	$13,572	$5,502	$7,776	$4,185

Basic and diluted income per share
Income (loss) from continuing operations	$1.00	$(0.10)	$0.77	$0.14
Income (loss) from discontinued operations	0.30	0.62	(0.03)	0.26

Net income	$1.30	$0.52	$0.74	$0.40

Dividends declared per share
Preferred	$3.75	$3.75	$1.25	$1.25

The accompanying notes are an integral part of the financial statements.
*See Notes 1 and 9 to the consolidated financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands)

ASSETS

	(Unaudited)
	September 30,	December 31,
	2004	2003*

Current assets
Cash and cash equivalents	$144,903	$184,293
Trade receivables (less allowances of $11,643 and $15,321 as of September 30, 2004 and December 31, 2003, respectively)	380,530	315,210
Inventories	428,854	379,168
Assets of discontinued operations	12,422	50,903
Deferred income taxes	50,344	50,071
Other current assets	36,038	37,579

Total current assets	1,053,091	1,017,224

Investments
Investments and other receivables	104,746	90,552
Assets of discontinued operations	69,449	76,751

	174,195	167,303

Property, plant and equipment, net	434,203	449,909

Other assets
Goodwill	145,640	145,566
Deferred income taxes	21,788	15,097
Deferred charges and other assets	91,597	97,225

	259,025	257,888

Total assets	$1,920,514	$1,892,324

The accompanying notes are an integral part of the financial statements.
*See Notes 1 and 9 to the consolidated financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

	(Unaudited)
	September 30,	December 31,
	2004	2003*

Current liabilities
Current maturities of long-term debt	$474	$2,508
Accounts payable	191,907	167,190
Taxes on income	21,063	21,363
Liabilities of discontinued operations	-	8,782
Accrued expenses	167,657	167,992

Total current liabilities	381,101	367,835

Noncurrent liabilities
Long-term debt	798,113	798,166
Liabilities of discontinued operations	1,681	1,787
Other noncurrent liabilities	128,050	126,445

	927,844	926,398

Shareholders' equity
Preferred stock--$1 par value, 1,825,000 shares authorized, 797,000 shares of $5 cumulative convertible stock issued at September 30, 2004 and December 31, 2003 (involuntary liquidation value--$17,181 at September 30, 2004)	797	797
Class A common stock--no par value, 50,000,000 shares authorized, 7,349,000 shares issued at September 30, 2004 and 7,321,000 shares issued at December 31, 2003	7,349	7,321
Class B common stock--no par value, 10,000,000 shares authorized, 3,727,000 shares issued at September 30, 2004 and December 31, 2003	3,727	3,727
Capital in excess of par value	291,139	290,043
Retained earnings	396,980	383,408
Accumulated other comprehensive loss	(10,944)	(9,398)

	689,048	675,898
Less: Cost of treasury stock	77,479	77,807

Total shareholders' equity	611,569	598,091

Total liabilities and shareholders' equity	$1,920,514	$1,892,324

The accompanying notes are an integral part of the financial statements.
*See Notes 1 and 9 to the consolidated financial statements.

Sequa Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Amounts in thousands)
(Unaudited)
	For the Nine Months Ended September 30,

	2004	2003*

Cash flows from operating activities:
Income from continuing operations before income taxes	$15,607	$547

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	65,755	58,945
Provision for losses on receivables	(413)	2,850
Equity in income of unconsolidated joint ventures	(5,874)	(7,802)
Other items not providing cash	1,840	(5,138)

Changes in operating assets and liabilities:
Receivables	(64,655)	(16,948)
Inventories	(49,371)	(18,142)
Other current assets	(111)	2,768
Accounts payable and accrued expenses	22,549	(14,378)
Other noncurrent liabilities	(612)	5,809

Net cash (used for) provided by continuing operations before income taxes	(15,285)	8,511
Net cash provided by discontinued operations before income taxes	9,950	11,800
Income taxes paid, net	(14,109)	(11,371)

Net cash (used for) provided by operating activities	(19,444)	8,940

Cash flows from investing activities:
Sale of business	32,000	-
Business purchased	(1,811)	-
Purchases of property, plant and equipment	(49,422)	(39,432)
Sales of property, plant and equipment	5,251	5,972
Other investing activities	(2,861)	(9,633)

Net cash used for investing activities	(16,843)	(43,093)

Cash flows from financing activities:
Proceeds from accounts receivable sold	-	75,000
Repurchases of accounts receivable sold	-	(155,000)
Proceeds from debt	1,529	102,189
Payments of debt	(3,918)	(10,837)
Payments of preferred dividends	(1,548)	(1,548)
Other financing activities	824	247

Net cash (used for) provided by financing activities	(3,113)	10,051

Effect of exchange rate changes on cash and cash equivalents	10	3,926

Net decrease in cash and cash equivalents	(39,390)	(20,176)

Cash and cash equivalents at beginning of period	184,293	138,814

Cash and cash equivalents at end of period	$144,903	$118,638

The accompanying notes are an integral part of the financial statements.
*See Notes 1 and 9 to the consolidated financial statements.

Sequa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.   Basis of presentation

     The consolidated financial statements of Sequa Corporation (Sequa) include the accounts of all majority-owned subsidiaries except for a 52.6% owned component manufacturing operation. The 52.6% ownership interest in this operation does not equate to a controlling interest primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions. This operation is accounted for under the equity method as are investments in 20% to 50% owned joint ventures. All accounts and transactions between the consolidated subsidiaries have been eliminated in consolidation. Certain amounts in the 2003 Consolidated Balance Sheet have been reclassified for comparative purposes.

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

     On April 1, 2004, Sequa, through its TurboCombustor Technology, Inc. unit (TCT), an affiliated subsidiary of Chromalloy Gas Turbine Corporation (Chromalloy), sold the business and substantially all of the assets and certain of the liabilities of TCT to TCT Acquisition, Inc. TCT received $32,000,000 in cash, subject to certain adjustments, and $8,000,000 Face Amount of Series B Convertible Preferred Stock of TCT Acquisition, Inc. representing up to an 18.2% ownership interest in TCT Acquisition, Inc. An investor group and certain management executives of TCT Acquisition, Inc. hold the remaining 81.8% ownership interest. The Series B Convertible Preferred Stock does not possess voting rights and Sequa does not have representation on the board of directors of TCT Acquisition, Inc. The operations and cash flows of the TCT business have been eliminated from the ongoing operations of Chromalloy and there will not be any significant continuing involvement in the operations of TCT Acquisition, Inc. The Consolidated Statement of Income, Balance Sheet and Statement of Cash Flows have been restated in prior periods to reflect the TCT business as a discontinued operation.

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

Note 1.   Basis of presentation   (cont'd)

     The consolidated financial statements included herein have been prepared by Sequa, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present Sequa's results for the interim periods presented. Such adjustments consisted of normal recurring items with the exception of the following in 2004: a $1,655,000 loss on the fair market value of forward foreign exchange contracts that did not qualify for cash flow hedge accounting of which $389,000 was recorded in the third quarter and a $600,000 charge at the Metal Coating segment related to a legal dispute recorded in the first quarter. The results of 2003 included the following: $5,740,000 of restructuring charges incurred at the Aerospace segment, Casco Products of the Automotive segment and MEGTEC Systems of the Other Products segment of which $264,000 was recorded in the third quarter; $3,090,000 of income resulting from a second quarter change in estimate relating to a dispute on contractual obligations pertaining to the Aerospace segment's commercial repair business; $4,099,000 of gain on the sale of assets primarily recorded in the second quarter which included the sale of a can-forming machinery plant that was part of the restructuring activities undertaken in 2001; $3,947,000 of gain from a first quarter settlement with a former partner in a component manufacturing operation; $252,000 of loss, inclusive of an $853,000 third quarter gain, on the fair market value of forward foreign exchange contracts that did not qualify for cash flow hedge accounting; and $745,000 of expense recorded in the first quarter, to reserve receivables due from a foreign commercial airline that filed for protection under foreign bankruptcy laws.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the SEC, although Sequa believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Sequa's latest Annual Report on Form 10-K.

     The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

     Sequa currently follows Accounting Principles Board (APB) Opinion No. 25, which measures compensation cost for stock options as the excess, if any, of the quoted market price of a company's stock at the grant date over the exercise price. As Sequa's stock option plan requires the exercise price to be no less than the fair market value at the date of grant, no compensation expense is recognized for stock options granted.

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

Note 1.   Basis of presentation   (cont'd)

     Had compensation cost for Sequa's stock option plan been determined using the fair value method under SFAS No. 123, Sequa's income from continuing operations and related earnings (loss) per share would have been affected as follows:
	(Thousands of Dollars) (Unaudited)
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

Reported income from
continuing operations	$12,007	$547	$8,564	$1,975
Stock-based compensation, net of
related tax effects, under
SFAS No. 123	(1,201)	(31)	(393)	(8)

Adjusted income from
continuing operations	$10,806	$516	$8,171	$1,967

Basic and diluted income (loss) per
share:
Reported income (loss) from
Continuing operations	$1.00	$(0.10)	$0.77	$0.14

Stock-based compensation, net
Of related tax effects, under
SFAS No. 123	(0.11)	-	(0.04)	-

Adjusted income (loss) from
continuing operations	$0.89	$(0.10)	$0.73	$0.14

Note 2. Restructuring Charges

     Sequa continues to review its individual operations in order to ensure their competitive positions in their respective markets. There were no restructuring activities in the nine-month period of 2004.

     In the nine-month period of 2003, the Consolidated Statement of Income includes restructuring charges of $5,740,000 which are composed of: $4,869,000 of involuntary termination benefits; a $254,000 qualified pension plan curtailment loss; and $617,000 of relocation and other restructuring charges. The Aerospace segment closed a small repair facility, transferring the operation to an existing plant, and workforce reductions occurred at certain of its other locations. The Casco Products unit of the Automotive segment transferred its Connecticut manufacturing operation to other lower cost facilities, and the MEGTEC Systems unit of the Other Products segment transferred certain manufacturing operations to other existing facilities. The restructuring activities resulted in the termination of approximately 615 employees. Asset impairment charges relating to the restructuring activities of the Casco Products unit totaled $240,000.

Note 2. Restructuring Charges

     Restructuring charges in the Consolidated Statement of Income can be summarized by caption and by segment as follows:

	(Thousands of Dollars)
	(Unaudited)
	For the Nine Months	For the Three Months
	Ended September 30,	Ended September 30,
	2003	2003

By caption:
Cost of Sales	$4,782	$114
Selling, general and
administrative	958	150

Total	$5,740	$264

By segment:
Aerospace	$2,615	$149
Automotive:
Casco Products	1,611	33
Other Products:
MEGTEC Systems	1,514	82

Total	$5,740	$264

     The after-tax effect of the 2003 restructuring charges was to reduce basic earnings per share from continuing operations by $0.36 in the nine-month period and by $0.02 in the third quarter.

     Sequa's Consolidated Balance Sheet includes accruals relating to the restructuring program of $2,213,000 at September 30, 2004 and $3,918,000 at December 31, 2003. Activity affecting the accruals in the nine-month period of 2004 is summarized as follows:

(Thousands of Dollars) (Unaudited)

Balance at December 31, 2003	$3,918

Cash payments of involuntary termination
and voluntary early retirement benefits	(1,558)
Other activity and adjustments	(147)

Balance at September 30, 2004	$2,213

     In July 2004, Sequa received net cash proceeds of $1,567,000 on the sale of a building formerly used by the metal coating segment that was closed as part of the restructuring activities undertaken in 2001. Sequa has recognized a gain of $350,000 on the sale in the third quarter of 2004.

Note 3. Pension Expense

     The net periodic pension cost for the nine- and three-month periods of 2004 and 2003 for all significant domestic and foreign funded defined benefit plans include the following components:
	(Thousands of Dollars) (Unaudited)
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

Service cost	$8,790	$9,457	$2,885	$3,153
Interest cost	19,966	19,173	6,650	6,394
Expected return on assets	(24,294)	(15,065)	(8,097)	(5,025)
Amortization of net transition amount	151	124	50	41
Amortization of prior service cost	614	524	202	175
Recognized net loss	5,549	6,480	1,844	2,161

Net periodic pension cost	10,776	20,693	3,534	6,899
Loss due to curtailments/early retirement enhancements	302	254	-	-

	$11,078	$20,947	$3,534	$6,899

The weighted average assumptions used to determine the net periodic pension cost were as follows:

	2004	2003

Discount rate	6.00%	6.75%
Expected long-term return on plan assets	8.30%	8.30%
Rate of compensation increase	(a)	(a)

(a)	A graded rate of increase in compensation levels was utilized: 3.5% in 2003,
4.0% in 2004 and 4.5% thereafter.

     Net periodic pension cost has declined in 2004 from the 2003 level, despite a decline in the discount rate, for the following reasons: (1) Sequa contributed $102,750,000 in 2003, primarily in the fourth quarter, to its domestic plans, which increased plan assets for subsequent expected returns; (2) the performance of plan assets improved in 2003 compared with 2002 which increased plan assets for subsequent expected returns (3) the benefits were frozen for most employees covered by the Atlantic Research Corporation Employees' Pension Plan subsequent to the sale of the ARC propulsion business in October 2003. Through September 2004, Sequa contributed $13.8 million to its domestic qualified pension plans.

     Of the total net periodic pension cost, $83,000 and $3,863,013 related to discontinued operations in the nine-month periods of 2004 and 2003, respectively. Net periodic pension cost related to discontinued operations in the third quarter of 2004 and 2003 was $0 and $1,272,723, respectively. The nine-month period of 2004 includes a $259,000 curtailment loss related to the sale of the TCT business.

Note 4. Income Tax (Provision) Benefit

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the nine-month periods of 2004 and 2003 were based upon estimated annual pre-tax income (losses) from continuing operations and include the effect of a provision for state income and franchise taxes. The tax provisions for the third quarter periods of 2004 and 2003 represent the difference between the year-to-date tax provisions recorded for the nine-month periods ended September 30, 2004 and 2003 and the amounts reported for the six-month periods of 2004 and 2003.

Note 5. Comprehensive Income (Loss)

     Comprehensive income includes net income (loss) and other comprehensive income items, which are recorded within a separate component of equity in the balance sheet and are excluded from net income (loss). Sequa's other comprehensive income items generally include foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on certain securities, and unrealized gains and losses on effective cash flow hedges.

     Sequa monitors its pension plans on an ongoing basis. At September 30, 2004, no significant charge to other comprehensive income (loss) with respect to a minimum pension liability adjustment is expected in 2004.

     Comprehensive income for the nine- and three-month periods ended September 30, 2004 and 2003 is as follows:
	(Thousands of Dollars) (Unaudited)
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

Net income	$15,120	$7,050	$8,292	$4,701
Other comprehensive income items:
Foreign currency translation
adjustments	(1,285)	21,035	2,803	2,351
Unrealized loss on cash flow hedges	(402)	(305)	-	-
Tax benefit on unrealized loss on
cash flow hedges	141	107	-	-

Comprehensive income	$13,574	$27,887	$11,095	$7,052

Note 6. Earnings Per Share

     Basic earnings per share for each of the periods have been computed by dividing the net earnings, after deducting dividends on cumulative convertible preferred stock, by the weighted average number of common shares outstanding during the period.

     Diluted earnings per share reflect the dilution that would have occurred if each share of the cumulative convertible preferred stock outstanding was converted into 1.322 shares of Class A common stock and any outstanding "in-the-money" options to purchase shares of Class A common

Note 6. Earnings Per Share   (cont'd)

stock were exercised. In the following table, the conversion of each share of preferred stock into 1.322 shares of common stock (546,000 common shares for each period presented) was not included in the computation of diluted earnings per share because inclusion would have had an anti-dilutive effect on earnings per share.

The computation of basic and diluted earnings (loss) per share is as follows:
	(Thousands of Dollars, except per share)
	(Unaudited)
	For the		For the
	Nine Months		Three Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

Income from continuing operations	$12,007	$547	$8,564	$1,975

Less: Preferred dividends	(1,548)	(1,548)	(516)	(516)

Income (loss) from continuing operations
available to common stock--basic	10,459	(1,001)	8,048	1,459
Income (loss) from discontinued operations,
net of income taxes	3,113	6,503	(272)	2,726

Net income available to
common stock--basic	13,572	5,502	7,776	4,185

Convertible preferred stock dividend
requirement	-	-	-	-

Net income available to common
stock --diluted	$13,572	$5,502	$7,776	$4,185

Weighted average number of common
shares outstanding -- basic	10,445	10,434	10,455	10,437

Conversion of convertible preferred
stock	-	-	-	-

Exercise of stock options	61	-	70	1

Weighted average number of common
shares outstanding -- diluted	10,506	10,434	10,525	10,438

Basic and diluted earnings per share
Income (loss) from continuing operations	$1.00	$(0.10)	$0.77	$0.14
Income (loss) from discontinued operations	0.30	0.62	(0.03)	0.26

Net income	$1.30	$0.52	$0.74	$0.40

Note 7. Trade Receivables, Net

     Sequa Receivables Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement (RPA) which extends through November 16, 2006. Under the RPA, SRC may sell an undivided percentage ownership interest up to a maximum participation of $75,000,000 in Sequa's eligible domestic trade receivables through a bank-administered multi-seller commercial paper conduit. The RPA was amended and restated in May 2004 to include a third bank to sell commercial paper through a second bank conduit and to provide backup liquidity. Backup liquidity lines provided by the three banks are annually renewable at the banks' option and contain a net worth covenant applicable to Sequa. The sale of receivables through the bank-administered conduit is funded through the sale of A1/P1-rated commercial paper. SRC pays a facility fee of 0.75% per annum plus 0.50% per annum above the commercial paper rate based on usage. SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa.

     In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," transactions under the RPA qualify as a sale of receivables. At September 30, 2004 and
December 31, 2003, no trade receivables were sold under the RPA. Other, net in the Consolidated Statement of Operations for the nine months ended September 30, 2004, and 2003 includes $0 and $566,000, respectively, of discount expense related to the sale of receivables. Discount expense recorded in the third quarter periods of 2004 and 2003 was $0, as no accounts receivable were sold during those periods.

     Unbilled receivables related to the Aerospace segment's materials-by-the-hour programs amounted to $33,169,000 at September 30, 2004 and $0 at December 31, 2003.

Note 8. Inventories

     The inventory amounts at September 30, 2004 and December 31, 2003 were as follows:

	(Thousands of Dollars)
	(Unaudited)
	September 30,	December 31,
	2004	2003

Finished goods	$213,178	$181,575
Work in process	120,307	111,126
Raw materials	115,652	103,091
Customer deposits	(20,283)	(16,624)

	$428,854	$379,168

Note 9.   Discontinued Operations

     On April 1, 2004, Sequa, through its TCT unit, an affiliated subsidiary of Chromalloy, sold the business and substantially all of the assets and certain of the liabilities of TCT to TCT Acquisition, Inc. TCT received $32,000,000 in cash, subject to certain adjustments, and $8,000,000 Face Amount of Series B Convertible Preferred Stock of TCT Acquisition, Inc.,

Note 9.   Discontinued Operations   (cont'd)

representing up to an 18.2% ownership interest in TCT Acquisition, Inc. An investor group and certain management executives of TCT Acquisition, Inc. hold the remaining 81.8% ownership interest. The Series B Convertible Preferred Stock does not possess voting rights, and Sequa does not have representation on the board of directors of TCT Acquisition, Inc. The operations and cash flows of the TCT business have been eliminated from the ongoing operations of Chromalloy, and there will not be any significant continuing involvement in the operations of TCT Acquisition, Inc. Sequa recognized a preliminary after-tax gain of $2,416,000 (pre-tax gain of $5,616,000) on the sale of the TCT business in the second quarter of 2004.

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

     During 1991, Sequa adopted a formal plan to divest the investment portfolio of its leasing subsidiary, Sequa Capital Corporation (Sequa Capital), and to classify it as a discontinued operation. Sequa Capital's remaining investment in leveraged leases will be liquidated over the next 11 years as rentals are received and residual values are realized. Debt of discontinued operations represents the remaining amounts owed under the non-recourse securitization of the leveraged lease portfolio in 1994. The debt, which was serviced by the leveraged lease cash flow stream including residual proceeds, was paid off in July 2004.

     Assets and liabilities of discontinued operations are separately presented in the Consolidated Balance Sheet, with the assets and liabilities of TCT classified as current at December 31, 2003. The components of discontinued operations included in the Consolidated Balance Sheet are as follows:

Note 9.   Discontinued Operations   (cont'd)

	(Thousands of Dollars)
	(Unaudited)
	September 30,	December 31,
	2004	2003

Current assets
Assets of TCT:
Current assets	$-	$13,954
Property, plant and equipment, net	-	12,241
Goodwill	-	3,586
Investment in leveraged leases	12,422	21,122

Total current assets	$12,422	$50,903

Long-term assets
Investment in leveraged leases	$63,305	$70,607
Other assets	6,144	6,144

Total long-term assets	$69,449	$76,751

Current liabilities
Liabilities of TCT:
Current liabilities	$-	$1,342
Debt and related accrued interest	-	7,440

Total current liabilities	$-	$8,782

Non-current liabilities
Other liabilities	$1,681	$1,787

Total non-current liabilities	$1,681	$1,787

Income from discontinued operations for the nine- and three-month periods of 2004 relates to TCT. Income from discontinued operations for the nine- and three-month periods of 2003 relates to the results of TCT and the ARC propulsion business. Such results are summarized as follows:
	(Thousands of Dollars) (Unaudited)
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

Sales	$11,258	$128,341	$-	$46,191
Costs and expenses	10,161	118,287	372	41,446

Operating income (loss)	1,097	10,054	(372)	4,745
Other (expense) income	-	349	-	881

Income (loss) before income taxes	1,097	10,403	(372)	5,626
Income tax (provision) benefit	(400)	(3,900)	100	(2,900)

Income (loss) before gain on sale	697	6,503	(272)	2,726
Gain on sale of TCT business, net of tax	2,416	-	-	-

Income (loss) from discontinued operations	$3,113	$6,503	$(272)	$2,726

Note 10. Goodwill

     The increase in goodwill in the Consolidated Balance Sheet is attributable to foreign currency translation adjustments.

Note 11.   Accrued Warranty Costs

     Warranty costs primarily relate to the MEGTEC Systems and Sequa Can Machinery operations of the Other Products segment. Both of these units sell equipment that is substantial in size, complexity, workload requirements and cost. Warranties issued are generally 12 to 18 months from the date of installation. Warranty reserves are primarily established using a percentage of sales based on past loss experience. Warranty activity for the nine- and three-month periods of 2004 and 2003 is summarized as follows:
	(Thousands of Dollars) (Unaudited)
	For the Nine Months			For the Three Months
	Ended September 30,			Ended September 30,

	2004		2003	2004		2003

Warranty reserves, beginning of period	$12,911		$11,022	$11,797		$11,133
Warranties issued	4,818		5,604	1,424		1,347
Warranty costs incurred	(4,691)		(4,851)	(1,610)		(438)
Changes in liability for pre-existing
warranties, including expirations	(2,619)	(a)	113	(1,322)	(a)	51
Foreign currency translation adjustments	(38)		302	92		97

Warranty reserves, end of period	$10,381		$12,190	$10,381		$12,190

(a)

Amounts primarily relate to the Sequa Can Machinery operation and reflect reduced levels of equipment shipments, better than expected warranty experience, and the reversal of reserves no longer required based on an analysis of probable exposures.

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

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At September 30, 2004, the potential exposure for such costs is estimated to range from $10,000,000 to $19,000,000, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs

Note 12.   Environmental Matters   (cont'd)

of $14,847,000. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, remediation costs for continuing operations are estimated to be in the range of $3,500,000 to $4,500,000 for 2004. In the nine-month period of 2004, actual remediation expenditures for continuing operations were $1,820,000.

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

     Forward foreign exchange contracts and derivatives thereof are used to hedge the cash flows of certain forecasted sales and intercompany firm sales commitments. These contracts are primarily short-term in nature with the maximum hedge period not exceeding two years. Gains and losses on these contracts, representing the effective portion of the hedging activity are reported in Accumulated Other Comprehensive Income (Loss). These deferred gains and losses are recognized in operating income in the period in which the sale is recognized. Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Income. Other, net in the Consolidated Statement of Income includes $1,655,000 of expense in the nine-month period of 2004 and $252,000 of expense in the nine-month period of 2003 related to the fair market valuation of forward foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting. At September 30, 2004, there were no forward foreign exchange contracts and derivatives thereof that were effective cash flow hedges and which could be included in Accumulated Other Comprehensive Income (Loss).

     Gains and losses on the fair market value of natural gas swaps that do not qualify for hedge accounting are reported in earnings as a component of Other, net. Gains and losses on natural gas swaps that are highly effective in hedging the cash flow variability of certain anticipated purchases are deferred and included as a component of Accumulated Other Comprehensive Income (Loss) until the purchase is consummated.

Note 13.   Derivatives and Financial Instruments   (cont'd)

     At September 30, 2004 and December 31, 2003, Sequa had forward foreign exchange contracts and derivatives thereof with notional amounts primarily denominated in Euros: 43,012,000 and 34,157,000, respectively; in US Dollars: 5,161,000 and 8,964,000, respectively. At December 31, 2003, Sequa had a natural gas swap with a notional amount of $1,538,000 that had qualified as an effective cash flow hedge and that expired in the first quarter of 2004.

Note 14. Summary Business Segment Data

     Sequa's sales and operating income (loss) by business segment are as follows:

	(Thousands of Dollars)
	(Unaudited)
			Operating Income
	Sales		(Loss)
	Year to Date		Year to Date

	2004	2003	2004	2003

Aerospace	$602,649	$458,681	$29,285	$15,882
Automotive	262,299	209,406	19,945	2,061
Metal Coating	205,884	195,557	22,881	20,238
Specialty Chemicals	163,616	145,948	20,555	18,064
Other Products	182,631	186,578	6,429	6,341
Corporate	-	-	(32,799)	(22,627)

Total	$1,417,079	$1,196,170	$66,296	$39,959

	(Thousands of Dollars)
	(Unaudited)
			Operating Income
	Sales		(Loss)
	Third Quarter		Third Quarter

	2004	2003	2004	2003

Aerospace	$220,550	$145,861	$13,010	$7,884
Automotive	87,338	70,781	8,222	3,022
Metal Coating	74,113	74,174	9,822	8,427
Specialty Chemicals	53,293	48,043	6,937	5,722
Other Products	57,774	57,829	1,717	1,260
Corporate	-	-	(12,560)	(7,963)

Total	$493,068	$396,688	$27,148	$18,352

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

     Various operating units of Sequa have had customers who have filed voluntary petitions for relief under the Bankruptcy Code. Sequa monitors the bankruptcy cases of these customers in order to file appropriate claims and take other steps necessary to protect its interests. Once a customer files a petition under the Bankruptcy Code, Sequa provides additional allowances for doubtful accounts based on an evaluation of the relevant facts. In addition, as to several of those bankruptcy cases where Sequa believes that avoidance claims will likely be asserted or where such claims have been asserted, Sequa has undertaken an analysis to estimate its potential exposure for such claims in such bankruptcy cases. As of September 30, 2004, Sequa has determined that such potential exposure is in the range of $4,400,000 to $12,850,000 (no single amount is more likely than any other amount) and, accordingly, has provided a liability for the minimum amount.

     At September 30, 2004, Sequa was contingently liable for $38,764,000 of outstanding letters of credit and $2,984,000 of surety bonds not reflected in the accompanying Consolidated Financial Statements. In addition, Sequa has guaranteed a bank line of credit for its MJB joint venture, a partnership with Al Masaood, in the amount of $6,646,000. Sequa has also guaranteed 50% of the capitalized lease payments and 50% of the overdraft facility for its Turbine Surface Technology Limited (TSTL) joint venture in an amount not to exceed 11,500,000 British pounds. At September 30, 2004, no amounts were outstanding under MJB's bank line of credit and 6,112,000 British pounds were outstanding related to the TSTL guarantees. Sequa is not currently aware of any existing conditions that would cause demand for payment relative to outstanding letters of credit, surety bonds or the bank guarantees.

Note 16.   Subsequent Events

     On October 22, 2004, Sequa, through its wholly owned Chromalloy Gas Turbine Corporation subsidiary (Chromalloy), sold the business and substantially all of the assets and certain of the liabilities of Chromalloy's Turbine Airfoils Division (TAD) to Turbine Airfoils Designs, Inc., an affiliate of Chasco Capital Corporation, the merchant banking arm of The Walton Johnson Group, Inc. The Walton Johnson Group, Inc. is a minority-owned diversified holding company based in Dallas, Texas. Chromalloy received $1,000,000 in cash, subject to certain adjustments, and $7,000,000 in notes receivable secured by a first lien against the inventory and property, plant and equipment of Turbine Airfoils Designs, Inc. The notes are due and payable at prescribed intervals ending on January 31, 2007. An after-tax loss of approximately $1,700,000, largely driven by sales related charges, is expected to be recognized on the sale.

     On November 4, 2004, Sequa sold the business and substantially all of the assets and certain of the liabilities of Sequa Can Machinery, Inc. and its affiliated companies (collectively referred to as Sequa Can Machinery) to Stolle Machinery Company, LLC. Sequa received $40,771,000 in cash subject to certain adjustments. An after-tax gain of approximately $3,200,000 is expected to be recognized on the sale.

Note 16.   Subsequent Events   (cont'd)

     The following sales and operating income (loss) amounts were contributed by TAD and by Sequa Can Machinery in the indicated period:
	(Thousands of Dollars) (Unaudited)
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

Sales:
TAD	$21,634	$15,008	$6,778	$5,959
Sequa Can Machinery	39,916	59,961	11,133	10,229

	$61,550	$74,969	$17,911	$16,188

Operating (loss) income:
TAD	$(1,303)	$(2,103)	$(658)	$(87)
Sequa Can Machinery	2,513	3,520	630	(1,186)

	$1,210	$1,417	$(28)	$(1,273)

     The assets and liabilities of TAD and Sequa Can Machinery that were included in the sales are summarized as follows:

	(Thousands of Dollars)
	(Unaudited)
	September 30,	December 31,
	2004	2003

Current assets	$37,821	$38,406
Property, plant and equipment, net	6,659	7,643
Goodwill	2,129	2,129
Other long-term assets	4,603	4,438

Total assets	$51,212	$52,616

Current liabilities	$10,331	$14,366

Total liabilities	$10,331	$14,366

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Sales

Overall sales increased 18% in the nine months and 24% in the third quarter. For the nine months, sales advanced in the Aerospace, Automotive, Metal Coating and Specialty Chemicals segments with results of the Other Products segment mixed. Increased sales at the MEGTEC Systems unit were more than offset by declines at Sequa Can Machinery and After Six. The third quarter increase was led by higher sales in the Aerospace, Automotive and Specialty Chemicals segments. Sales of the Metal Coating and Other Products segments were on a par with the year-earlier quarter. Both periods reflect the benefit of translating local currency sales into US dollars (approximately $48.7 million in the nine months and $14.9 million in the third quarter). A detailed review of sales by segment follows.

     Sales of the Aerospace segment were ahead 31% in the nine months and 51% in the third quarter, driven by the addition of sales from several new long-term contracts with airline customers. These contracts give Chromalloy the exclusive right to provide repairs, replacement parts and inventory management on specific engines within the airline's fleet. Sales under the largest of these contracts accounts for approximately half of the segment's increase in both periods. Chromalloy anticipates that these programs will continue to add significantly to revenue growth. Engine component repair sales increased 22% and 32% in the nine- and three-month periods, respectively, a reflection of improvement in the commercial airline industry. Sales to marine and industrial turbine customers increased 25% in the nine months and 46% in the third quarter due to the development and sales of high technology turbine components.

     Sales of the Automotive segment were ahead 25% in the nine months and 23% in the third quarter, with both units in the segment contributing to the advance. Sales of ARC Automotive, the airbag inflator operation, were ahead 31% in the nine months and 29% in the third quarter, primarily due to higher volumes of driver and passenger inflators. Sales of the Italian operation also benefited from the translation of local currency sales into US dollars (approximately $5.3 million in the nine months and $1.3 million in the third quarter). Sales of Casco Products were ahead 14% in the year to date period and 12% in the third quarter. The increase reflects the acquisition of a Canadian operation earlier in the year, the benefit of translating local currency sales into US dollars (approximately $4.0 million and $1.0 million in the nine and three month periods, respectively) and increased volumes. On a proforma basis - to exclude sales added through the acquisition - sales increased 9% in the nine months and 6% in the third quarter. Management anticipates that current conditions in the automotive industry - high levels of dealer vehicle inventories and the anticipation of scaled back OEM production - will lead to a softening of sales in the next several quarters.

     Sales of the Metal Coating segment increased 5% in the nine months, while third quarter sales were on a par with the prior-year third quarter. The nine-month increase reflects higher sales to the building products market, particularly in the first quarter of 2004, mitigated by a decline in sales under metal management programs and lower coating sales to the container market. In the third quarter, an increase in sales to the building products market was offset by lower sales to the container and manufactured products markets, as well as the absence of sales from an international consulting contract which was completed in 2003. Overall sales of the Metal Coating segment are beginning to reflect the impact of conditions in the domestic steel market. As prices have increased and availability has become tight, certain of Precoat's customers are

Sales   (cont'd)

having difficulty with domestic steel supply. As a result, Precoat is experiencing increased competition from pre-painted steel from foreign suppliers. Management anticipates this situation may lead to a softening of coating sales in the next several quarters.

     Sales of the Specialty Chemicals segment advanced 12% in the year-to-date period and 11% in the third quarter, due entirely to the impact of translating foreign sales into US dollars (approximately $18.8 million in the nine months and $5.9 million in the third quarter). In local currency, sales were on a par year-to-date and declined 1.4% in the third quarter, as continued improvement at the international marketing units offset a small decline in sales of the detergent additive TAED.

     Sales of the Other Products segment declined modestly in the nine months and were on a par in the third quarter. MEGTEC Systems posted a 17% sales increase in the year-to-date period and were on par for the third quarter. The improvement in the nine months reflects recovery in the graphic arts market. The unit also benefited from the impact of translating local currency results into US dollars (approximately $5.7 million in the nine months and $1.7 million in the third quarter). Sales of Sequa Can Machinery declined 33% in the nine months and advanced 9% in the third quarter. The decline in the nine months reflects an unusually high level of sales in the first half of 2003. This decline was expected, given the unit's reduced backlog position at December 31, 2003. The third quarter improvement reflects higher sales of specialty can systems. Sales of the After Six unit declined 21% in the nine months and 32% in the three months, a result of intense competition in the formalwear industry.

Operating income

Overall operating income advanced $26.3 million in the nine months, led by improvements at the Aerospace, Automotive, Metal Coating and Specialty Chemicals segments and the MEGTEC Systems unit of the Other Products segment, offset by declines at the Sequa Can Machinery and After Six units of the Other Products segment and higher corporate expenses. For the third quarter, operating income rose $8.8 million, due to increases at the Aerospace, Automotive, Metal Coating and Specialty Chemicals segments and the Sequa Can Machinery unit of the Other Products segment, mitigated by a decline at MEGTEC Systems and higher corporate expenses. The improved results were bolstered by reduced pension costs (benefit of $6.0 million in the nine months and $2.1 million in the third quarter) and the impact of translating local currency results into US dollars (net impact of approximately $5.2 million and $1.5 million in the nine- and three- month periods, respectively). Sequa's foreign operations contributed $47.7 million and $16.4 million in the nine- and three- month periods of 2004, respectively, compared to $29.6 million and $11.5 million in the nine- and three- month periods of 2003, respectively. In the nine months, the improvement in foreign operations reflects increased profitability of the Aerospace segment, the Automotive segment, the Specialty Chemicals segment and MEGTEC Systems. For the third quarter, the improvement was driven by higher results of the Specialty Chemicals segment and the Automotive segment. A detailed review of operating income by segment follows.

     Operating income in the Aerospace segment advanced 84% in the nine months and 65% in the third quarter. The sole business in the segment, Chromalloy Gas Turbine, a supplier to the airline industry, benefited from the higher level of sales, particularly in the engine component repair

Operating Income   (cont'd)

operations and profits added through recent long-term service agreements (which contribution would have been greater, except for $8.2 million of significant up-front contract costs recognized in the first half of 2004 which will be recovered over the term of the contract). In addition, the profit increase reflects lower pension expense (an improvement of $2.1 million in the nine months and $0.9 million in the third quarter); the absence of restructuring charges recorded in 2003 ($2.6 million and $0.1 million in the nine- and three-months, respectively); as well as the absence of a $0.7 million provision for receivables from a foreign airline which had filed for bankruptcy protection recorded in 2003. With the improvement in global airline traffic in 2004 as compared to 2003, and the new long-term service agreements in place, management anticipates that fourth quarter profits will continue to show significant improvement over the comparable 2003 period.

     Operating income in the Automotive segment improved $17.9 million in the nine months and $5.2 million in the third quarter, with both units in the segment contributing to the advances. ARC Automotive benefited from higher sales, improved sales mix and the benefits of on-going Six Sigma initiatives, partially offset by higher research and development costs. Results of the Italian unit also reflect the strengthening of the Euro. Casco Products posted higher results in both periods due to higher sales, the benefits of previous restructuring actions and continuing Operational Excellence initiatives. The year-to-date comparison also benefits from the absence of $1.6 million of restructuring and related asset impairment charges recorded in 2003. Casco's foreign operations also benefited from translating local currency results into US dollars.

     Results of the Metal Coating segment advanced 13% in the nine months and 17% in the third quarter. The improvement in the year to date period was driven primarily by the higher level of sales in the first quarter of 2004, bolstered by a favorable sales mix, and improved operating efficiencies generated by on-going Six Sigma initiatives. The third quarter improvement reflects a favorable sales mix and the benefits achieved through the Six Sigma program. Both periods reflect higher natural gas and utility rates as well as the absence of profits from an international consulting project which was completed in 2003, mitigated by lower pension costs.

     The Specialty Chemicals segment posted improvements of 14% and 21% in the nine- and three-month periods, respectively. The improvement is largely due to the benefit of translating local currency results into US dollars (approximately $2.3 million and $0.7 million in the nine- and three-month periods, respectively). The local currency results reflect improvements at the international marketing units, offset by a small decline at the detergent manufacturing operation. Both units benefited from operating efficiencies achieved through on-going Six Sigma programs.

     Results of the Other Products segment were ahead modestly for the nine months and advanced 36% for the third quarter with the individual units in the segment posting mixed results. Results of MEGTEC Systems were ahead sharply for the nine months, but declined in the third quarter. The nine-month improvement reflects higher sales, the absence of $1.5 million of restructuring charges recorded in 2003 and the benefit of previous restructuring actions and on-going Six Sigma initiatives. The third quarter decline reflects lower sales at the US operation. Results for both periods were negatively impacted by increased steel costs. Sequa Can Machinery posted a decline of 29% in the year-to-date period and moved from a loss in 2003 to a profit in 2004. The

Operating Income   (cont'd)

nine-month decline reflects the lower level of sales and absorption. Both periods benefited from adjustments to reflect warranty expiration on equipment previously sold ($2.6 million and $1.3 million in the nine- and three-month periods, respectively), as well as lower pension costs. Profits of After Six declined 41% in the nine months. The third quarter reflected a smaller seasonal loss than the year-earlier period. The decline in the nine months reflects a lower level of sales. The third quarter improvement reflects a lower level of overhead costs as a result of cost saving strategies instituted in the second quarter.

     Corporate expenses increased $10.2 million and $4.6 million in the nine- and three-month periods, respectively. The increase reflects several factors: increased professional services costs related to Sarbanes-Oxley compliance; higher incentive compensation provisions, partially offset by lower pension expense. Management anticipates that corporate expenses will continue to trend higher for the balance of the year due to increased costs related to compliance with Sarbanes-Oxley regulations.

Outlook for 2004 Fourth Quarter

     Sequa cautions that the strong third-quarter performance should not be regarded as a template for the year's final quarter. Though operating income is presently expected to exceed the fourth quarter of 2003, a combination of factors is likely to curtail performance and could push after-tax income from continuing operations into a loss. Among the factors likely to influence fourth-quarter results are: lower overall production of cars and trucks and potential charges at the company's automotive segment stemming from a reduced volume of sales to an overseas automotive customer; higher prices for natural gas and weather-related softness in customer demand, both of which affect the metal coating operation; and continued high corporate expense due to implementation of Sarbanes Oxley requirements.

Restructuring Charges

     Sequa continues to review its individual operations in order to ensure their competitive positions in their respective markets. There were no restructuring activities in the nine-month period of 2004.

     In the nine-month period of 2003, the Consolidated Statement of Income includes restructuring charges of $5.7 million. The Aerospace segment closed a small repair facility, transferring the operation to an existing plant, and workforce reductions occurred at certain of its other locations. The Casco Products unit of the Automotive segment transferred its Connecticut manufacturing operation to other lower cost facilities, and the MEGTEC Systems unit of the Other Products segment transferred certain manufacturing operations to other existing facilities. Additional information with respect to 2003 restructuring charges is included in Note 2 to the consolidated financial statements of this Quarterly Report on Form 10Q and is incorporated herein by reference.

Equity in Income of Unconsolidated Joint Ventures

     Sequa's investments in unconsolidated joint ventures are primarily concentrated in the Aerospace segment.

Equity in Income of Unconsolidated Joint Ventures   (cont'd)

     Chromalloy is a partner in joint ventures aimed at strengthening its ties to certain original equipment manufacturers and airline customers, as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements. Sequa's investment in Chromalloy's joint ventures was $62.7 million at September 30, 2004 and $57.3 million at December 31, 2003. The combination of income and losses of Chromalloy's joint ventures was income of $6.3 million and $7.8 million in the nine-month periods of 2004 and 2003, respectively, and income of $2.7 million and $2.1 million in the third quarter of 2004 and 2003, respectively. In 2003, the first quarter included a $3.9 million gain from a settlement with a former partner in BELAC LLC (BELAC). The largest of the Chromalloy joint ventures are discussed in the following paragraphs.

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

     Chromalloy has a 49% ownership interest in TCGTS. Chromalloy and Siemens contributed, at existing ownership levels, a division of their existing TACR joint venture. Siemens also contributed to TCGTS a US operation and a minority interest in a Venezuelan subsidiary. TCGTS serves the North, Central and South American markets. The remaining operations of TACR, of which Chromalloy owns 49%, continue to provide coating and component repair services on Siemens' advanced engines.

     Chromalloy has a 51% ownership interest in, and operating control over, TS. The financial statements of TS are consolidated with those of Sequa, and a Siemens minority interest is reflected. Chromalloy contributed the assets of its UK and Thailand industrial gas turbine operations and its 49% ownership interest in its MJB joint venture to TS. MJB, a partnership with Al Masaood, provides repair and maintenance services for industrial gas turbines from a facility in the United Arab Emirates. Sequa has guaranteed up to $6.6 million of MJB's bank line of credit. At September 30, 2004, there were no amounts outstanding under this facility. TS serves Europe, the Far East and the Middle East.

     Chromalloy has a 20% ownership interest in GTT. Siemens contributed the assets of an Italian facility to GTT. GTT serves Italy and certain other countries.

     Chromalloy has a 52.6% ownership interest in BELAC, a component manufacturing operation that produces new replacement parts for jet engines. The 52.6% ownership interest does not equate to a controlling interest primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions. While Chromalloy's partners in this joint venture are major commercial airlines, whose industry has been under significant pressure, management believes that the venture is adequately capitalized to carry on its principal operations without additional subordinated financial support. At September 30, 2004, Sequa's investment in BELAC totaled $8.8 million. In the first quarter of 2003, Sequa's equity share of income from BELAC included a $3.9 million gain relating to the proceeds of a settlement with a former partner whose withdrawal had increased the remaining partners' ownership position. Due to BELAC's adequate

Equity in Income of Unconsolidated Joint Ventures   (cont'd)

level of capitalization, approximately 80% of the settlement amount was distributed to the remaining partners through a dividend. BELAC is not a variable interest entity as defined in Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" and therefore its financial statements are not consolidated with those of Sequa.

     Chromalloy has two 50/50 joint ventures with Rolls-Royce plc: Turbine Surface Technology Limited (TSTL), which provides advanced coatings for Rolls-Royce turbine components; and Turbine Repair Technology Limited (TRTL), which provides advanced component repair services for certain Rolls-Royce engines. Sequa has guaranteed 50% of TSTL's future lease payments under the terms of a capitalized lease, as well as 50% of an overdraft facility. Total amounts subject to the guarantees may not exceed 11.5 million British pounds. At September 30, 2004, 6.1 million British pounds were outstanding related to the guarantee.

     Advanced Coatings Technologies (ACT), a 50%-owned joint venture with United Technologies Corporation, owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts.

Interest Expense

     Interest expense increased by $3.6 million in the nine-month period as compared with the prior year primarily due to the June 5, 2003 issuance of $100 million of 8 7/8% Senior Notes due April 1, 2008.

Other, net

     In the nine-month period of 2004, Other, net included $1.0 million of gain relating to the sale of assets; $2.1 million of expense related to a minority interest holder; $1.7 million of loss related to the fair market value of foreign forward exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting; $1.4 million of charges for the amortization of capitalized debt issuance costs; $1.1 million of charges for letters of credit and commitment fees and $0.1 million of expense on the cash surrender value of corporate-owned life insurance.

     In the nine-month period of 2003, Other, net included $4.1 million of gain relating to the sale of assets, which included the sale of a can-forming machinery plant that was closed as part of the restructuring activities undertaken in 2001; $1.0 million of income on the cash surrender value of corporate-owned life insurance; $1.2 million of charges for the amortization of capitalized debt issuance costs; $1.2 million of charges for letters of credit and commitment fees; $0.7 million of expense related to a minority interest holder; $0.6 million of discount expense on the sale of accounts receivable; and $0.3 million of loss related to the fair market value of foreign forward exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting;

     In the third quarter of 2004, Other, net included $0.3 million of gain relating to the sale of assets; $0.6 million of expense related to a minority interest holder; $0.5 million of charges for the amortization of capitalized debt issuance costs; $0.5 million of charges for letters of credit and commitment fees; $0.4 million of loss related to the fair market value of foreign forward exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting; and $0.4 million of expense on the cash surrender value of corporate-owned life insurance.

Other, net   (cont'd)

     In the third quarter of 2003, Other, net included $0.9 million of income related to the fair market value of foreign forward exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting, $0.5 million of expense related to a minority interest holder; $0.5 million of charges for the amortization of capitalized debt issuance costs; and $0.4 million of charges for letters of credit and commitment fees.

Income Tax (Provision) Benefit

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the nine-month periods of 2004 and 2003 were based upon estimated annual pre-tax income (losses) from continuing operations and include the effect of a provision for state income and franchise taxes. The tax provisions for the third quarter periods of 2004 and 2003 represent the difference between the year-to-date tax provisions recorded for the nine-month periods ended September 30, 2004 and 2003 and the amounts reported for the six-month periods of 2004 and 2003.

Discontinued Operations

     On April 1, 2004, Sequa, through its TurboCombustor Technology, Inc. unit (TCT), an affiliated subsidiary of Chromalloy Gas Turbine Corporation (Chromalloy), sold the business and substantially all of the assets and certain of the liabilities of TCT to TCT Acquisition, Inc. TCT received $32.0 million in cash, subject to certain adjustments, and $8.0 million Face Amount of Series B Convertible Preferred Stock of TCT Acquisition, Inc. representing up to an 18.2% ownership interest in TCT Acquisition, Inc. An investor group and certain management executives of TCT Acquisition, Inc. hold the remaining 81.8% ownership interest. The Series B Convertible Preferred Stock does not possess voting rights and Sequa does not have representation on TCT Acquisition, Inc's. board of directors. The operations and cash flows of the TCT business have been eliminated from the ongoing operations of Chromalloy and there will not be any significant continuing involvement in the operations of TCT Acquisition, Inc. The Consolidated Statement of Income, Balance Sheet and Statement of Cash Flows have been restated in prior periods to reflect the TCT business as a discontinued operation.

     On October 17, 2003, Sequa, through its Atlantic Research Corporation subsidiary (ARC), completed the sale of substantially all of the assets -- including the shares of ARC UK Limited -- and certain of the liabilities related to the propulsion business of ARC (collectively referred to as the ARC propulsion business). The sale to GenCorp Inc.'s Aerojet-General Corporation subsidiary (Aerojet) was pursuant to an agreement entered into by ARC on May 2, 2003. ARC received $133.0 million in cash subject to certain adjustments. ARC Automotive, Sequa's automotive airbag inflator operation, was not included in the sale to Aerojet. The Consolidated Statement of Income and Statement of Cash Flows have been restated in prior periods to reflect the ARC propulsion business as a discontinued operation. The December 31, 2003 Balance Sheet reflects the sale of the ARC propulsion business.

Risk/Concentration of Business

     Sequa's largest operation, Chromalloy Gas Turbine Corporation (Chromalloy), with 2004 nine-month sales of $602.6 million and operating income of $29.3 million (2003 annual sales and operating income of $624.8 million and $23.7 million, respectively) and total assets at
December 31, 2003 of $819.4 million has experienced significant difficulties in its operating environment since September 11, 2001, which had a severe and extended impact on the airline industry and which was compounded by a general economic slowdown. The lower level of air travel following the terrorist attacks has had a significant impact on Chromalloy's repair and original equipment component manufacturing operations, which derive approximately 80% of their sales from the commercial aviation market. The large repair business is directly related to the number of hours jet engines are flown, and the original equipment component manufacturing business is related to the number of new jet engines placed in service. The economic impact on Chromalloy has been partially offset by cost cutting measures. Management expects 2004 annual operating income to exceed the 2003 level, although a return to the pre-September 11, 2001 level of operating income is not expected in 2004. While global airline traffic has increased in the nine-month period of 2004 compared with the same period of 2003, increased fuel costs have impacted the profit margins of air carriers and placed additional pressure on their industry. Furthermore, the long-term effect on air travel of continuing terror threats, which have been heightened by the situation in Iraq, is uncertain at this time.

     In September 2004, US Airways Group Inc. (US Airways) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code). The filing was the second time in two years that US Airways has filed for protection under the Bankruptcy Code. Chromalloy's pre-petition trade receivable balance with US Airways was immaterial. In the nine-month period of 2004, as well as the full year of 2003, US Airways accounted for less than 1% of Chromalloy's sales.

     On April 1, 2003, Air Canada filed for protection under Canada's Companies' Creditors Arrangements Act. Air Canada has recently emerged from bankruptcy with ACE Aviation Holdings Inc. as its parent company. In the nine-month period of 2004, as well as the full year of 2003, Air Canada accounted for less than 1% of Chromalloy's sales. In 2003, a first-quarter charge of $0.7 million was incurred to reserve the trade receivables balance with Air Canada as of March 31, 2003.

     United Airlines (UAL), which filed a voluntary petition for reorganization under the Bankruptcy Code in December 2002, accounted for $83 million or 14% of Chromalloy's sales in the nine-month period of 2004 (4% of 2003 annual sales). In September 2003, Chromalloy signed a 10-year engine materials-by-the-hour contract with UAL which began to contribute repair revenues in March 2004. While the impact of the UAL bankruptcy filing on Chromalloy's operations has not been significant to date, the Air Transportation Stabilization Board (ATSB) denied, in June 2004, UAL's final application for a federal loan guarantee, which would have helped UAL secure funds for its exit from bankruptcy. The long-term effect on UAL of the ATSB's decision is uncertain at this time.

     At September 30, 2004, receivables from major commercial airlines totaled approximately $92 million of which $46 million are with UAL. There has been considerable speculation in the airline and finance sectors as to whether Delta Airlines, Inc. (Delta) will file in the near term for

Risk/Concentration of Business   (cont'd)

protection under the Bankruptcy Code. Chromalloy's trade receivable balance with Delta was approximately $2 million at September 30, 2004. The difficult business conditions in the airline industry and the possibility of bankruptcy filings by other carriers who are customers of Chromalloy could adversely affect the ability of Chromalloy to realize some of these receivables.

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

     Sequa is engaged in the automotive airbag inflator business through ARC Automotive. ARC Automotive's largest customers for airbag inflators are Delphi Automotive Systems and its subsidiaries (Delphi) and Key Safety Systems, Inc. and its subsidiaries (Key Safety). Delphi accounted for $69 million or 38% of ARC Automotive's nine-month sales in 2004 (34% of 2003 annual sales). Key Safety accounted for $36 million or 20% of ARC Automotive's nine-month sales in 2004 (37% of 2003 annual sales).

     Precoat Metals markets its coating services to steel and aluminum producers and distributors, building products manufacturers, merchant can makers, and manufacturers of other diverse products. In April 2003, National Steel, Precoat Metal's largest customer, was acquired by US Steel. The combination of National Steel and US Steel accounted for $84 million or 41% of Precoat Metal's nine-month sales in 2004 (35% of 2003 annual sales).

     In the Specialty Chemicals segment, one customer accounted for 32% of nine-month sales in 2004 (32% of 2003 annual sales) and the top three customers accounted for 42% of nine-month sales in 2004 (47% of 2003 annual sales). All of these customers are international consumer products companies with whom Warwick International has been doing business for many years.

     Sequa's assets of discontinued operations include a leveraged lease portfolio that is subject to risks associated with the ultimate realizability of estimated residual values, as well as the creditworthiness of the lessees. Several of the leases are for aircraft leased to major commercial airlines whose industry is experiencing difficult conditions. At September 30, 2004, Sequa's remaining investment in aircraft leases with major commercial airlines totaled $31.8 million, of which $17.2 million relates to American Airlines, Inc. and $14.6 million relates to Delta.

Backlog

     The businesses of Sequa included in continuing operations for which backlogs are significant are the Turbine Airfoils and Castings units of the Aerospace segment and the Sequa Can Machinery, MEGTEC Systems and After Six units of the Other Products segment. The aggregate dollar amount of backlog in these units at September 30, 2004 was $151.6 million ($123.5 million at December 31, 2003). Aerospace, Sequa Can Machinery and MEGTEC experienced increases in backlog, except for After Six, which experienced a decrease. Sales of the After Six unit are seasonal, with stronger sales in the first six months of the year; accordingly, this unit's backlog is normally higher at December 31 than at any other time of the year.

Liquidity and Capital Resources

     Net cash used for operating activities was $19.4 million in the nine-month period of 2004 compared with $8.9 million provided by operating activities in 2003. An improvement in income from continuing operations before income taxes was offset by increased working capital requirements primarily in the Aerospace segment in connection with certain long-term contracts and an increase in income taxes paid. Cash used for investing activities was $16.8 million in the nine-month period of 2004 compared with $43.1 million used for investing activities in 2003. The $26.3 million change relates to the $32.0 million of proceeds received on the sale of TCT, partially offset by an increase in capital expenditures and a purchase of a small producer of automotive sensors in 2004. Net cash used for financing activities was $3.1 million in the nine-month period of 2004 compared with cash provided of $10.1 million in 2003. The 2004 period reflects the absence of $80.0 million of net receivables repurchased and the absence of the proceeds on the $100.0 million Series B Senior Notes issued in 2003.

     On November 4, 2004, Sequa sold the business and substantially all of the assets and certain of the liabilities of Sequa Can Machinery, Inc. and its affiliated companies to Stolle Machinery Company, LLC. Sequa received $40.8 million in cash subject to certain adjustments. The proceeds received on the sale are being used for general corporate purposes.

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

     In 2003, Sequa contributed $102.7 million to its domestic qualified defined benefit pension plans inclusive of a $75.0 million fourth-quarter contribution to Sequa's largest plan. Due to its pension contributions as well as a significant improvement in the equity markets, Sequa, in 2003, recorded $47.1 million of income, net of tax, through other comprehensive income, a component of stockholder's equity, representing a partial reversal of the minimum required pension liability recorded in prior years. Through September 2004, Sequa contributed $13.8 million to its domestic qualified pension plans. Management does not currently anticipate that any other significant pension plan contributions will be made in 2004. Sequa monitors its pension plans on an ongoing basis. At September 30, 2004, no significant charge to other comprehensive income with respect to a minimum pension liability adjustment is expected in 2004.

     In 2003, Sequa completed an offering of $100 million of 8 7/8% Senior Notes due
April 1, 2008 through a private placement and subsequent exchange for $100 million of registered Series B 8 7/8% Senior Notes due April 1, 2008. Net proceeds received on the 8 7/8%

Liquidity and Capital Resources   (cont'd)

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

     Sequa's ability to obtain letters of credit and surety bonds for financial guarantees had been limited due to Sequa's debt ratings, which are below investment grade, and the absence of a secured bank credit agreement. However, in September 2003, Sequa finalized a $50 million credit line facility with a major global bank for the issuance of letters of credit that is secured by assets of the Specialty Chemicals segment. In the fourth quarter of 2004, Sequa expects to finalize a revision to the credit line facility to include a second major bank. The revised credit line facility will also have a reduced level of pricing and eliminate a tangible net worth covenant with respect to the segment. The revised credit line will require a cash collateral balance of 15.0 million British Pounds.

     At September 30, 2004, Sequa was contingently liable for $38.8 million of outstanding letters of credit and $3.0 million of surety bonds not reflected in the accompanying Consolidated Balance Sheet. In addition, Sequa has guaranteed up to $6.6 million of its MJB joint venture's bank line of credit and up to 11.5 million British pounds of its TSTL joint venture's capitalized lease payments and overdraft facility. At September 30, 2004, no amounts were outstanding under MJB's bank line of credit and 6.1 million British pounds were outstanding related to the TSTL guarantees. Sequa is not currently aware of any existing conditions that would cause demand for payment relative to the outstanding letters of credit, surety bonds or the guarantees.

     Sequa Receivables Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement (RPA) which extends through November 16, 2006. Under the RPA, SRC may sell an undivided percentage ownership interest up to a maximum participation of $75.0 million in Sequa's eligible domestic trade receivables through a bank-administered multi-seller commercial paper conduit. The RPA was amended and restated in May 2004 to include a third bank to sell commercial paper through a second bank conduit and to provide backup liquidity. Backup liquidity lines provided by the three banks are annually renewable at the banks' option and contain a net worth covenant applicable to Sequa. The sale of receivables through the bank-administered conduit is funded through the sale of A1/P1 rated commercial paper. SRC pays a facility fee of 0.75% per annum plus 0.50% per annum above the commercial paper rate based on usage. SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa. SRC is shielded from credit exposure related to Sequa and therefore the discount rate offered by the buyer of Sequa trade receivables is based on the highest rated (A1/P1) commercial paper. The structure

Liquidity and Capital Resources   (cont'd)

employed provides Sequa a low-cost source of funds that would not be available to Sequa outside of such an arrangement. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," transactions under the RPA qualify as a sale of receivables. At September 30, 2004, no trade receivables were sold under the RPA.

     Capital expenditures for continuing operations amounted to $49.4 million in the nine-month period of 2004, with spending concentrated in the Aerospace, Automotive and Metal Coating segments. These funds were primarily used to upgrade existing facilities and equipment. Sequa currently anticipates that capital spending in 2004 for continuing operations will be approximately $70 million and will be concentrated primarily in the Aerospace, Automotive and Metal Coating segments.

     At September 30, 2004, Sequa's contractual obligations are as follows:
		Payments Due by Period
		(Thousands of Dollars)
		(Unaudited)

		Remainder	Years	Years	Years
Contractual obligations	Total	2004	2005-2006	2007-2008	=>2009

Long-term debt (a)	$798,444	$320	$-	$300,124	$498,000
Interest on long-term debt (b)	314,366	22,410	142,890	122,921	26,145
Operating leases (c)	56,227	4,433	22,259	14,101	15,434
Purchase obligations (d)	33,099	28,697	4,123	192	87
Other long-term liabilities:
Projected minimum required
pension contributions	48,100	-	13,600	13,100	21,400
Environmental
remediation (e)	13,100	2,600	4,400	3,000	3,100

Total	$1,263,336	$58,460	$187,272	$453,438	$564,166

(a)		Represents long-term debt cash payment schedule and excludes net amortizable debt discount of $1.7 million and premium of $1.8 million.

(b)		Interest on long-term debt represents interest payments due on Sequa's 8 7/8% and 9% Senior Notes. Interest payments on other debt amounts is not significant.

(c)		Operating lease obligations includes future rental payments on a leased facility that was excluded from the sale of the ARC propulsion business.

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

Liquidity and Capital Resources   (cont'd)

     Management currently anticipates that the following will provide sufficient funds to support Sequa's operations for the next twelve months: cash flow from operations; $144.9 million of non-restricted cash and cash equivalents on hand at September 30, 2004; up to $75.0 million available under the Receivables Purchase Agreement which extends through November 2006; $40.8 million of proceeds realized on the November 2004 sale of Sequa Can Machinery; and the $50 million credit line facility for the issuance of letters of credit that is secured by assets of the Specialty Chemicals segment. Expected requirements include $71.4 million of interest payments in the next year due on the outstanding 9% and 8 7/8% Senior Notes; approximately $70 million of capital expenditures; the other contractual obligations summarized above; and any future requirements for letters of credit and surety bonds, which totaled $41.8 million at September 30, 2004.

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

     At September 30, 2004, all minimum required capital contributions to Sequa's joint ventures have been satisfied. Future contributions to the joint ventures require the approval of the respective joint venture's board of directors. Sequa believes that its joint ventures are adequately capitalized. In addition, Sequa and its joint venture partners have each guaranteed up to $6.6 million of the MJB joint venture's bank line of credit and up to 11.5 million British pounds of the TSTL joint venture's capitalized lease payments and overdraft facility. At September 30, 2004, no amounts were outstanding under MJB's bank line of credit and 6.1 million British pounds were outstanding related to the TSTL guarantees. Sequa is not currently aware of any existing conditions that would cause demand for payment relative to the outstanding letters of credit, surety bonds or the guarantees.

Significant Accounting Policies and Estimates

     Sequa believes that the application of the following accounting policies is important to its financial position and results of operations and requires significant judgments and estimates on the part of management.

Significant Accounting Policies and Estimates   (cont'd)

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

Goodwill

SFAS No. 142 requires that goodwill and other intangible assets be tested for impairment on an annual basis. Sequa is in the process of reviewing its goodwill as of its selected annual test date of October 1, 2004 and cannot presently conclude as to the results of the on-going review. In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. If these estimates and assumptions change in the future due to such factors as a decline in general economic conditions; a long-term or permanent decline in air travel; competitive pressures on sales and margins; and other factors beyond management's control, an impairment charge may be required.

Revenue Recognition

Generally, sales are recorded when products are shipped and risk of loss has transferred to the customer or when services are rendered. For arrangements entered into after June 30, 2003 that called for multiple deliverables, Sequa recognizes revenue in accordance with the Emerging Issues Task Force (EITF) Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables."

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

Significant Accounting Policies and Estimates   (cont'd)

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

Income Taxes

Sequa has significant domestic net operating loss carryforwards, as well as deferred tax assets established through other comprehensive income in recording a minimum required pension liability. Management believes that such carryforwards and deferred tax assets will be utilized before their expiration through future reversals of existing taxable temporary differences, future earnings and available tax planning strategies. Sequa's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions; the state of the airline industry and other major markets; competitive pressures on sales and margins; and other factors beyond management's control. There can be no assurance that Sequa will meet its expectations for future domestic taxable income in the carryforward period or that available tax strategies can be enacted. However, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income and available tax strategies will be sufficient to fully realize the domestic operating loss carryforwards and deferred tax assets at September 30, 2004.

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

     A hypothetical 10% uniform decrease in all foreign currency exchange rates relative to the US dollar would have decreased the fair value of Sequa's financial instruments by approximately $9.5 million as of September 30, 2004 and $8.6 million as of December 31, 2003. The sensitivity analysis relates only to Sequa's exchange rate-sensitive financial instruments, which include cash and debt amounts denominated in foreign currencies and all open foreign forward exchange contracts at September 30, 2004 and December 31, 2003. The effect of this hypothetical change in exchange rates ignores the effect this movement may have on the value of net assets, other than financial instruments, denominated in foreign currencies and does not consider the effect this movement may have on anticipated foreign currency cash flows.

     At September 30, 2004 and December 31, 2003, substantially all of Sequa's debt was at fixed rates, and Sequa currently does not hold interest rate derivative contracts. Accordingly, a change in market interest rates would not materially impact Sequa's interest expense but would affect the fair value of Sequa's debt. Generally, the fair value of fixed-rate debt increases as interest rates fall and decreases as interest rates rise. The fair value of Sequa's total debt was approximately $863 million at September 30, 2004 and $874 million at December 31, 2003. A hypothetical 1% increase or decrease in interest rates would have decreased or increased the fair value of Sequa's total debt by approximately $31 million at September 30, 2004 and by approximately $35 million at December 31, 2003. The fair value of Sequa's total debt is based primarily upon quoted market prices of Sequa's publicly traded securities. The estimated changes in the fair values of Sequa's debt are based upon changes in the present value of future cash flows as derived from the hypothetical changes in market interest rates.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (cont'd)

     At September 30, 2004 and December 31, 2003, Sequa had forward foreign exchange contracts and derivatives thereof with notional amounts primarily denominated in Euros: 43.0 million and 34.2 million, respectively; in US Dollars: 5.2 million and 9.0 million, respectively. At December 31, 2003, a natural gas swap with a notional amount of $1.5 million was outstanding, and it expired in the first quarter of 2004.

     The following table presents the carrying amounts and fair values of Sequa's derivative and non-derivative financial instruments:
	(Amounts in thousands)
	(Unaudited)
	At September 30, 2004		At December 31, 2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Cash and cash equivalents	$144,903	$144,903	$184,293	$184,293
Forward foreign exchange
Contracts	528	528	1,543	1,543
Natural gas swap	-	-	402	402
Liabilities
Current and long-term debt	798,587	863,274	800,674	874,216
Forward foreign exchange
Contracts	786	786	946	946

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

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this Report, Sequa carried out an evaluation, under the supervision of the Chief Executive Officer and Senior Vice President, Finance (chief financial officer), and with the participation of key members of senior management, of the effectiveness of the design and operation of Sequa's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President, Finance concluded that Sequa's disclosure controls and procedures are effective in timely alerting them to material information relating to Sequa (including its consolidated subsidiaries) required to be included in Sequa's periodic SEC.

ITEM 4. CONTROLS AND PROCEDURES   (cont'd)

     As reported in Sequa's Annual Report on Form 10-K for the year ended December 31, 2003, management, in consultation with Ernst & Young LLP (E&Y), Sequa's independent auditors, identified and reported to the audit committee of the board of directors, certain matters involving internal control deficiencies considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants. E&Y and management reported to the audit committee that none of the reportable conditions is believed to be a material weakness under the AICPA standard. The reportable conditions, within certain segments, included conditions surrounding the following: inventory valuation; timely accounting reconciliations; the use of alternative methods to record fixed assets and depreciation instead of the corporate fixed asset management system; lack of qualified accounting personnel at several locations due to turnover; and the lack of segregation of duties at one location. Management is progressing in its work to correct the internal control deficiencies identified and has instituted new controls while enforcing existing policies. Appropriate segment management is reviewing inventory valuations for individual operating units, timely accounting reconciliations, and the use of the fixed asset management system. In addition, new accounting personnel have been hired at all locations where vacancies existed, and certain responsibilities were transferred from one location to an operating headquarters level to alleviate the lack of segregation of duties.

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

Progress Related to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404")

     The internal audit function of Sequa is performed by the accounting firm Deloitte & Touche LLP ("Deloitte"). Management's current view, which is based in part on consultation with Deloitte, is that the work by Sequa and Deloitte to document and enhance our system to be compliant with Section 404 and to assess the effectiveness of Sequa's internal controls over financial reporting as of December 31, 2004 under Section 404 can be substantially completed on a timely basis in order to include management's report on its assessment in Sequa's 2004 Annual Report on Form 10-K. A significant amount of work remains to be done in a limited period of time, including evaluation of the effects of control deficiencies that might exist as of year-end. Moreover, because the Section 404 requirements are new, and interpretations and related implementation guidance have been evolving, meeting the requirements of Section 404 makes the work that needs to be done more challenging. If management is unable to meet its current timetable, there can be no assurance that it will be able to complete its assessment and report on internal controls over financial reporting by the filing deadline to be in compliance with the rules of the SEC.

     It is essential that the Sequa provide sufficient time for E&Y, its independent auditors, to complete their audit procedures and report on internal controls over financial reporting. Management believes there is sufficient time, but because of the tight time schedule there can be no assurance that the independent auditors will be able to complete their assessment and report by the filing deadline, which is necessary for Sequa to be in compliance with the SEC's rules.

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

Registrant filed a Current Report on Form 8-K dated September 30, 2004 with respect to status of the independence of Ernst & Young LLP ("E&Y") related to the notification E&Y provided to the Securities and Exchange Commission, the Public Company Accounting Oversight Board and the Audit Committee of the Registrant's Board of Directors that certain non-audit work was performed by an E&Y affiliate in China for a subsidiary of the Registrant.

Registrant filed a Current Report on Form 8-K dated September 15, 2004 with respect to the Company engaging in discussions over the possible disposition of certain of the assets of its Sequa Can Machinery, Inc. subsidiary.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEQUA CORPORATION

	BY	/s/ HOWARD M. LEITNER

Howard M. Leitner
Senior Vice President, Finance
(Chief Financial Officer)

November 9, 2004