Form 10-K
period 2004-12-31
SEQUA CORP /DE/
filed 2005-03-15
CIK 95301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004
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

The aggregate market value of registrant's voting stock (Class A Common Stock, Class B Common Stock and $5.00 Cumulative Convertible Preferred Stock) held by nonaffiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $375,278,389.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock:

Class	Outstanding at March 1, 2005

Class A Common Stock, no par value	7,218,341
Class B Common Stock, no par value	3,321,772

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's definitive proxy statement for its annual meeting of stockholders scheduled to be held on May 5, 2005 are incorporated by reference into Part III.

SEQUA CORPORATION

FORM 10-K

PART I

Item 1. Business

     (a) General development of business. Sequa Corporation (Sequa), which was incorporated in 1929, is a diversified industrial company that produces a broad range of products through operating units in six business segments: Aerospace, Automotive, Metal Coating, Specialty Chemicals, Industrial Machinery and Other Products.

     On November 4, 2004, Sequa, through its wholly owned subsidiary, Sequa Can Machinery, Inc., sold the business and substantially all of the assets and certain of the liabilities of Sequa Can Machinery, Inc. and its affiliated companies (collectively referred to as Sequa Can Machinery) to Stolle Machinery Company, LLC (Stolle), a Delaware limited liability company. Sequa received $40.8 million in cash, subject to certain adjustments. A preliminary after-tax gain of approximately $3.2 million was recognized on the sale. Sequa Can Machinery was formerly included in the Other Products segment.

     On April 1, 2004, Sequa's Aerospace segment, through its TurboCombustor Technology, Inc. unit (TCT), an affiliated subsidiary of Chromalloy Gas Turbine Corporation (Chromalloy), sold the business and substantially all of the assets and certain of the liabilities of TCT to TCT Acquisition, Inc. TCT received $32.0 million in cash, subject to certain adjustments, and $8.0 million Face Amount of Series B Convertible Preferred Stock of TCT Acquisition, Inc., representing up to an 18.2% ownership interest in TCT Acquisition, Inc. An investor group and certain management executives of TCT Acquisition, Inc. hold the remaining 81.8% ownership interest. The Series B Convertible Preferred Stock does not possess voting rights, and Sequa does not have representation on the board of directors of TCT Acquisition, Inc. The operations and cash flows of the TCT business have been eliminated from the ongoing operations of Chromalloy, and there will be no significant continuing involvement in the operations of TCT Acquisition, Inc.

     The Consolidated Financial Statements of this Annual Report on Form 10-K have been restated in prior periods to reflect Sequa Can Machinery and TCT as discontinued operations. Additional information with respect to acquisitions and dispositions is included in Notes 4, 5 and 18 to the Consolidated Financial Statements of this Annual Report on Form 10-K and is incorporated herein by reference.

     The classification of Sequa Can Machinery and TCT as discontinued operations, coupled with improved sales at MEGTEC Systems, Inc. (MEGTEC Systems), has resulted in a realignment of Sequa's segment reporting. A new Industrial Machinery segment has been established, which is composed solely of MEGTEC Systems, Sequa's producer of air flotation dryers and other auxiliary equipment for the graphic arts market and a supplier of emission control systems for industrial applications. MEGTEC Systems was previously included in the Other Products segment.

     (b) Financial information about business segments. Segment information is included in Note 24 to the Consolidated Financial Statements of this Annual Report on Form 10-K and is incorporated herein by reference.

     (c) Narrative description of business. The following is a narrative description of the business segments of Sequa:

Aerospace

     The Aerospace segment consists solely of Chromalloy, Sequa's largest operating unit. Chromalloy repairs and manufactures components for commercial and US military jet aircraft engines. A major independent supplier in the repair market, Chromalloy provides domestic and international airlines, as well as the US military, with technologically advanced repairs and coatings for turbine airfoils and other critical engine components. In addition, the unit supplies components to the original equipment manufacturers (OEMs) and repairs components for land-based aero derivative and industrial turbine engines used for power generation.

     Chromalloy has built on its metallurgical process technologies to develop procedures that permit the repair and reuse of turbine engine components. Management believes Chromalloy has played a key role in the development of the repair market for certain jet engine parts. Over the years, Chromalloy has continued to invest in research and development projects that have led to the development of ceramic coatings, vacuum plasma coatings, advanced laser drilling and welding, and diffused precious metal/aluminide coatings. Chromalloy has introduced a series of innovative and, in some cases, proprietary processes that allow engines to perform at improved efficiency levels, at higher operating temperatures, and under severe environmental conditions.

     The repair of commercial aircraft engines is a competitive market, and Chromalloy's strategy has evolved to include long-term "material-by-the-hour" and "power-by-the-hour" contracts under which Chromalloy assumes the exclusive right to provide maintenance or complete overhaul and maintenance service for a specific engine used in an airline's fleet. In September 2003, Chromalloy signed a 10-year engine material-by-the-hour contract with United Airlines (UAL), which began to contribute repair revenues in March 2004. Chromalloy entered into other similar contracts in 2004 and believes such contracts represent the new paradigm of the commercial aircraft engine repair market. Chromalloy has increased its inventory levels to service such contracts.

     Chromalloy's strategy includes the active pursuit of joint venture opportunities aimed at strengthening its ties to certain OEMs and to its customers, as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements. Chromalloy has joint ventures in both the commercial aircraft and industrial turbine engine markets.

Automotive

     This segment is composed of two businesses: ARC Automotive, Inc. (ARC Automotive) and Casco Products Corporation (Casco Products).

     ARC Automotive. ARC Automotive pioneered the development of hybrid inflators for use in automotive airbags. ARC Automotive produces inflators for driver, passenger, side impact and curtain model airbag modules.

     Casco Products. Casco Products, which has been serving the automotive products market since 1921, is the world's leading supplier of automotive cigarette lighters and power outlets. Casco Products also offers a growing line of automotive accessories, led by a series of electronic devices to monitor automotive temperature, air quality and fluid levels. These electronic devices are used for measurement and control of certain gases and for monitoring engine oil and engine coolant.

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

Specialty Chemicals

     The Specialty Chemicals segment is composed solely of Warwick International Group Limited (Warwick), which is a leading producer and supplier of TAED, a bleach activator used primarily in laundry detergents. TAED is used in oxygen-based bleaching systems to increase the cleaning power of detergents at low wash temperatures. These bleaching systems are used in international markets, principally in Europe. Warwick also produces TAED products for dishwasher detergents and for industrial uses, such as biocides and pulp and paper processing. In addition, Warwick has a network of European chemical distributors that supply specialty products for use in plastics, resins, paints and cosmetics.

Industrial Machinery

     The Industrial Machinery segment consists solely of MEGTEC Systems, a leading producer of air flotation dryers and other auxiliary equipment for the graphic arts and other markets and a supplier of emission control systems for industrial applications.

Other Products

     This segment is composed of two entities: After Six, Inc. (After Six) and Centor Company (Centor).

     After Six. After Six designs and markets men's formalwear and accessories under the registered trademarks After Six, Oscar de la Renta and Raffinati. Seven is a trademark of After Six that is in the process of being registered. Products are sold primarily to the rental market.

     Centor. Centor is a real estate holding company through which Sequa records rental income and gains or losses on sales of property that are extraneous to Sequa's core operations. Presently, Centor's major holdings include the Virginia office buildings previously used by Atlantic Research Corporation's propulsion business, which was sold in October 2003 to GenCorp Inc.'s Aerojet-General Corporation subsidiary (Aerojet), and the New Jersey office and plant facility of Sequa Can Machinery. Both properties were excluded from the sale of these operations and are presently leased to the buyers. The Virginia office buildings are leased to Aerojet under the terms of a three-year lease, and the New Jersey facility is leased to Stolle to facilitate a near term relocation of operations to other Stolle facilities.

Markets and Methods of Distribution

     The Aerospace segment markets its engine component repair and manufacturing services primarily to the major airlines of the world, to the manufacturers of commercial jet engines and industrial turbine engines and to the military. Chromalloy's products and services are increasingly marketed directly to commercial airlines through long-term contract arrangements. Products and services are also marketed through sales representatives working on a commission basis. A portion of Chromalloy's sales is made pursuant to contracts with various agencies of the United States Government, particularly the Air Force, with which Chromalloy has had a longstanding relationship. Chromalloy also has a number of joint ventures intended to strengthen ties with OEMs and customers and further penetrate certain markets. Further information with respect to Chromalloy is included in this Annual Report on Form 10-K under the heading "Risk/Concentration of Business," which is incorporated herein by reference.

     In the Automotive segment, ARC Automotive markets its automotive airbag inflators to tier-one automotive customers in the US and overseas. Further information with respect to ARC Automotive's major customers is included in this Annual Report on Form 10-K under the heading "Risk/Concentration of Business," which is incorporated herein by reference. Casco Products is a tier-one supplier and sells cigarette lighters, power outlets and various electronic monitoring devices directly to the automotive industry.

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

     The Industrial Machinery segment markets industrial drying systems and emission control equipment directly to customers in the coating, converting and metal finishing industries and sells auxiliary press equipment directly to international web printing press manufacturers and their customers.

     In the Other Products segment, After Six sells its formalwear to wholesalers and retailers, principally those serving the rental market, primarily through independent sales representatives.

Competition

     There is significant competition in the industries in which Sequa operates, and, in several cases, the competition consists of larger companies having substantially greater resources than Sequa.

     Chromalloy is a leader in the development and use of advanced metallurgical and other processes to repair, manufacture and coat blades, vanes and other components of gas turbine engines used for commercial and military jet aircraft. Chromalloy's divisions compete for turbine engine repair business with a number of other companies, including the OEMs. The OEMs generally have obligations (contractual and otherwise) to approve vendors to perform repair services on their engines and components. Chromalloy has a number of such approvals, including licensing agreements, that allow it to repair certain components of engines. The loss of approval by one of the major OEMs to repair components for such OEM's engines could have an adverse effect on Chromalloy, although management believes it has certain actions available to it to mitigate this effect. Chromalloy competes on technical expertise and price.

     ARC Automotive is a second-tier automotive supplier that produces airbag inflators for first-tier airbag module (airbag, inflator and covers) suppliers, certain of whom have their own inflator capabilities. The unit competes on the basis of product capability, quality and price. Casco Products is the world's leading producer of cigarette lighters for both the original equipment market and the auto aftermarket and produces various electronic monitoring devices. Casco Products competes on the basis of price, quality and customer service.

     Precoat is a leading independent domestic coater of coiled steel for metal building panels. Precoat competes in all its markets based on price, quality, customer service and technical capabilities.

     Warwick competes in each of its markets with several other manufacturers, one of which is larger and has greater resources. Warwick competes in the detergent additive market on the basis of the breadth of product offerings, performance, quality and price. The European chemical distribution units compete primarily on the technical expertise of the sales force and the breadth of product offerings.

     MEGTEC Systems is a major international supplier of air flotation dryers, emission control equipment and auxiliary press equipment. This operation has several major competitors in each of its main product areas (including certain press manufacturers in the graphic arts market). It competes on the basis of price, quality and technical capabilities.

     After Six competes on the basis of design, quality and price, and Sequa believes it is a leader in men's formalwear.

Raw Materials

     Sequa's businesses use a wide variety of raw materials and supplies. Generally, these have been available in sufficient quantities to meet requirements, although occasional shortages have occurred.

     Throughout 2004 and into the first quarter of 2005, domestic steel has been in short supply, and steel prices have increased significantly due to: a weak US dollar, which makes imported products more expensive; consolidation among US steel manufacturers; and increased demand for steel, particularly in the Chinese market, which has also caused shortages of the raw materials used in steel production. Certain steel manufacturers have placed their customers on allocation schedules. The current situation has caused production volatility at Precoat and modestly affected the manufacturing units of Sequa that incorporate significant amounts of steel in their products - ARC Automotive and Casco Products of the Automotive segment and MEGTEC Systems (Industrial Machinery segment).

     Precoat uses natural gas to fire the curing ovens used in the coating process, as well as emission control devices. Natural gas costs for this unit increased in 2004 while 2003 costs approximated 2002 levels. Depending on the volatility of the market, Sequa utilizes natural gas swap agreements to convert a portion of Precoat's natural gas requirements to fixed rates. At December 31, 2004, there were no open natural gas swap contracts. Precoat entered into a natural gas swap on January 5, 2005 with a notional value of $1.9 million to fix rates from February through April 2005.

Seasonal Factors

     With the exception of the After Six business, which has stronger sales in the first six months of the year, Sequa's businesses are not seasonal to any significant extent.

Patents and Trademarks

     Sequa owns, and is licensed to manufacture and sell under, a number of patents, including patents relating to its metallurgical processes. These patents and licenses were secured over a period of years and expire at various times. Sequa has also created and acquired a number of trade names and trademarks. While Sequa believes its patents, patent licenses, trade names and trademarks are valuable, it does not consider the businesses comprising its segments to be materially dependent upon any particular patent, license, trade name, or trademark. Sequa regards its technical and managerial knowledge and experience as more important to its business.

Major Customers

     No single commercial customer accounted for more than 10% of consolidated sales during the past three years. Prime and subcontracts with all US government agencies accounted for approximately 3% of sales in 2004, 4% of sales in 2003, and 5% of sales in 2002. One customer accounted for approximately 18% of Chromalloy's sales in 2004. Further information with respect to annual sales to this customer is included in this Annual Report on Form 10-K under the heading "Risk/Concentration of Business," which is incorporated herein by reference. Two customers accounted for approximately 73% of ARC Automotive's 2004 sales and 51% of the Automotive segment's 2004 sales. Further information with respect to annual sales to these customers is included in this Annual Report on Form 10-K under the heading "Risk/Concentration of Business," which is incorporated herein by reference. In the Metal Coating segment, one customer accounted for approximately 37% of 2004 sales. The customer is a major steel manufacturer, and information with respect to this customer is included in this Annual Report on Form 10-K under the heading "Risk/Concentration of Business," which is incorporated herein by reference. In the Specialty Chemicals segment, one customer accounted for approximately 33% of 2004 sales, and the top three customers accounted for approximately 44% of 2004 sales. All these customers are well-known international consumer products companies with whom Warwick has been doing business for many years.

Backlog

     Backlog information is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K and is incorporated herein by reference.

Maintenance and Repairs

     Expenditures for maintenance and repairs of $46.6 million in 2004, $43.3 million in 2003 and $43.1 million in 2002 were expensed as incurred, while expenditures for betterments and replacements were capitalized.

Research and Development

     Research and development costs, charged to expense as incurred, amounted to $16.4 million in 2004 and $13.4 million in 2003 and 2002.

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

     Two propellant manufacturing facilities of the divested ARC propulsion business have been identified to have soil and groundwater ammonium perchlorate (AP) contamination above the limit currently proposed by the US Environmental Protection Agency for groundwater. AP is a raw material used to produce missile and rocket fuel. In 2001, Sequa recorded an environmental charge that included $9.7 million of estimated costs to remediate soil and groundwater contamination from AP with respect to the discontinued operation of the ARC propulsion business. Aerojet, which purchased the ARC propulsion business in October 2003, has, among other things, assumed financial responsibility for future AP remediation at one facility (Camden, Arkansas). ARC is responsible for AP remediation at the second facility (Gainesville, Virginia) and is using an emerging technology, biodegradation, to treat AP-affected soil and groundwater. In 2004, Sequa recorded an additional $1.0 million charge with respect to environmental cleanup matters associated with the site. Based on an analysis of currently available information and previous experience with respect to hazardous substances, it is possible that costs associated with the ARC Gainesville site may exceed current reserves, although a range for possible additional costs cannot be reasonably estimated. Sequa has placed its insurance carriers on notice that a claim with respect to AP contamination will be filed, and Sequa's present reserves do not consider possible recoveries from such carriers. Aerojet's exposure to acquired ARC propulsion environmental remediations costs - AP and other contamination associated with ARC's prior operation of the business - is capped at $20.0 million, after which ARC is responsible for such costs. Based on its most recent estimates, Sequa believes that the costs to remediate the ARC propulsion contamination exposures will not exceed the $20.0 million cap of financial responsibility assumed by Aerojet.

     A number of claims have been filed in connection with alleged groundwater contamination in the vicinity of a predecessor corporation site which operated during the 1960s and early 1970s in Dublin, Pennsylvania. In October 1987, a class action was filed by residents of Dublin against Sequa and two other defendants. The Borough of Dublin also filed suit seeking remediation of alleged contamination of the Borough's water supply and damages in an unspecified amount. A settlement was reached in the class action in which Sequa paid $1.8 million in 1997. The Borough action was settled in 1998 when Sequa paid $2.0 million to the Borough and agreed to transfer to the Borough the water treatment system it constructed. The Pennsylvania Department of Environmental Protection entered into a Consent Decree with Sequa in 1990 providing for the performance of a remedial investigation and feasibility study with respect to the same alleged groundwater contamination in Dublin. The US Environmental Protection Agency placed the site on the Superfund List in 1990 and, in conjunction therewith, entered into a Consent Agreement with Sequa on December 31, 1990. The negotiation for the final remedy is still in progress.

     The State of Florida issued an Administrative Order in 1988 requiring TCT, then a subsidiary of Chromalloy, to investigate and take appropriate corrective action in connection with alleged groundwater contamination in Stuart, Florida. The contamination is alleged to have arisen from a 1985 fire at TCT's former facility in Stuart. The City of Stuart subsequently constructed and is operating a groundwater remediation system. Sequa negotiated a conditional settlement with the City of Stuart in October 1994 whereby it would contribute its pro rata share of the capital and operating costs for the groundwater treatment system. On February 14, 2000, the Stuart City Commission approved the execution of the settlement. Sequa estimates the amount to be paid in settlement, plus additional groundwater sampling and analysis, will be approximately $2 million, to be paid over a ten-year period that began in the second quarter of 2000. In connection with the sale of TCT in 2004, Sequa agreed to retain this liability.

     In September 1993, 14 homeowners in West Nyack, New York served a complaint on Chromalloy and others alleging, among other things, that contamination from a former Chromalloy site caused damage to their property. All 14 homeowners agreed to dismiss the case with prejudice in November 2002. The case was subsequently dismissed by the court. Chromalloy entered into a Consent Order with the New York Department of Environmental Conservation on February 14, 1994 to undertake a remedial investigation and feasibility study relating to the contamination in the vicinity of the former Chromalloy site. Based on the findings of the study, a dual phase extraction remedial system was started up in January 2003. It is scheduled to operate for five years.

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

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In 2004, 2003 and 2002, Sequa recorded charges of $2.5 million, $1.7 million and $0.3 million, respectively, to increase its accruals for remediation costs. Of the total 2004 charge, $1.0 million was included in the results of discontinued operations and relates to the ARC propulsion Gainesville, Virginia facility. At December 31, 2004, the potential exposure for all remediation costs, excluding financial liabilities assumed by Aerojet, is estimated to range from $12.0 million to $20.0 million, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $16.6 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, Sequa's actual cash expenditures for remediation of previously contaminated sites were $2.6 million in 2004, $3.0 million in 2003, and $7.2 million in 2002. Sequa anticipates that remedial cash expenditures will be between $4.0 million and $6.0 million during 2005 and between $2.0 million and $3.0 million during 2006. Sequa's capital expenditures for projects to eliminate, control or dispose of pollutants were $1.0 million, $1.1 million and $1.3 million in 2004, 2003 and 2002, respectively. Sequa anticipates annual environment-related capital expenditures to be approximately $3 million in 2005 and $1 million in 2006. Sequa's operating expenses to eliminate, control and dispose of pollutants were $9.2 million in 2004, $9.3 million in 2003, and $8.6 million in 2002. Sequa anticipates that environmental operating expenses will be approximately $9 million per year in 2005 and 2006.

Employment

     At December 31, 2004, Sequa employed approximately 9,100 people of whom approximately 2,200 were covered by union contracts.

     The approximate number of employees attributable to each reportable business segment as of December 31, 2004 and 2003 was:

Segment	2004	2003

Aerospace	5,030	4,650
Automotive	2,070	1,860
Metal Coating	710	740
Specialty Chemicals	380	370
Industrial Machinery	780	760
Other Products	50	70
Corporate	80	80

Total	9,100	8,530

     Sequa considers its relations with employees to be generally satisfactory. Sequa maintains a number of employee benefit programs, including life, medical and dental insurance, pension and 401(k) plans.

     (d) Foreign Operations. Sequa's consolidated foreign operations include Chromalloy's operations in England, France, Israel, Mexico, Netherlands and Thailand within the Aerospace Segment; ARC Automotive's airbag inflator business in Italy, a recently formed 60%-owned fully consolidated joint venture in China, and automotive inflator sales offices in Germany, Japan and Korea, and Casco Products' operations in Brazil, Canada, China, Germany, Italy, and Tunisia within the Automotive segment; detergent chemicals operations in Wales and chemical distribution operations in France, Italy, Portugal, Slovenia and Spain within the Specialty Chemicals segment; and auxiliary press equipment operations in China, France, Germany, Singapore, Sweden and the United Kingdom within the Industrial Machinery segment. Sales and long-lived assets attributable to foreign countries are set forth in Note 24 to the Consolidated Financial Statements of this Annual Report on Form 10-K and are incorporated herein by reference.

     (e) Available Information. Sequa's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports, are available free of charge or through Sequa's web site (www.sequa.com) as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

Item 2.  Properties

Aerospace

     Chromalloy operates approximately 40 plants and major warehouse facilities, as well as office facilities, in 12 states and six foreign countries, which have aggregate floor space of 2,800,000 square feet, of which 1,800,000 square feet is owned and 1,000,000 square feet is leased. The leases covering facilities used in this business have various expiration dates, and some have renewal or purchase options.

     Facilities in this segment are adequate and suitable for the business being conducted and operate at a moderate level of utilization.

Automotive

     ARC Automotive operates manufacturing, research and office facilities in Tennessee and Arkansas and a manufacturing facility in Italy with aggregate floor space of 345,000 square feet. ARC Automotive owns 40,000 square feet and leases 305,000 square feet. Leased sales offices are located in Michigan, Germany, Japan and Korea. A recently formed joint venture in China has yet to establish a manufacturing facility.

     ARC Automotive facilities are adequate and suitable for the business being conducted and operate at a moderate to high level of utilization.

     Casco Products has leases for: 24,000 square feet of office space in Connecticut; a 45,000 square foot manufacturing facility in Mississippi; a 2,300 square foot sales office in Michigan; a 38,000 square foot manufacturing facility in Italy; a 30,000 square foot manufacturing facility in Tunisia; a 17,600 square foot manufacturing facility in Brazil; a 17,000 square foot manufacturing facility in Canada; and a 23,500 square foot manufacturing facility in China. Casco owns an 81,000 square foot plant in Germany and a 39,000 square foot plant in Kentucky.

     Casco Products' facilities are adequate and suitable for the business being conducted. Casco Products' facilities operated at a high utilization rate.

Metal Coating

     Precoat owns seven manufacturing facilities in six states with a total of 1,300,000 square feet of manufacturing and office space. An additional 20,000 square feet of office space is leased in Missouri.

     The properties in this segment are suitable and adequate for the business presently being conducted. Facilities within this segment operate at a high utilization rate.

Specialty Chemicals

     Warwick owns two plants in the United Kingdom with an aggregate of 209,000 square feet and a 26,000 square foot warehouse facility in France. The unit also leases 100,000 square feet of office and warehouse space in seven separate locations in Europe.

     Facilities in this segment are adequate and suitable for the business being conducted and operate at a high utilization rate.

Industrial Machinery

     MEGTEC Systems owns the following: manufacturing and office facilities in Wisconsin with aggregate floor space of 314,000 square feet; and a facility in Sweden with aggregate floor space of 50,000 square feet. MEGTEC Systems leases the following: two manufacturing plants and four sales offices in Europe with a total of 126,000 square feet; 13,000 square feet of manufacturing and office space in China; and a 1,900 square foot sales office in Singapore.

     Facilities in this segment are adequate and suitable for the business being conducted and currently operate at a moderate to high utilization rate.

Other Products

     After Six owns a warehouse and office facility in Georgia with aggregate floor space of 118,000 square feet. After Six has outsourced its production requirements.

     Centor manages approximately 78,000 square feet of owned office space in Virginia and 120,000 square feet of owned manufacturing and office space in New Jersey.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 4A.  Executive Officers of the Registrant

     The following information is furnished pursuant to General Instruction G (3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K with respect to the executive officers of Sequa:

*Effective March 5, 2005, John J. Quicke resigned from all positions held at Sequa and its affiliates. Mr. Quicke was Vice Chairman and Executive Officer, responsible for Group Operations.
Name	Age	Position Held

Norman E. Alexander	90	Executive Chairman of the Board,
		Director and member of the
		Executive Committee

Martin Weinstein	69	Vice Chairman and Chief Executive Officer,
		Director and member of the
		Executive Committee

John J. Quicke*	55	Vice Chairman and Executive Officer, Director and member of the Executive Committee

Howard M. Leitner	64	Senior Vice President, Finance

Gerard M. Dombek	52	Senior Vice President, Metal Coating

John J. Dowling III	54	Senior Vice President, Legal

Robert F. Ellis	52	Senior Vice President, Specialty Chemicals

Joanne M. O'Sullivan	41	Vice President and Controller

     Sequa is not aware of any family relationship among any of the above-named executive officers. Mr. Alexander relinquished his responsibilities with respect to Chief Executive Officer to Dr. Weinstein in January 2005. Dr. Weinstein was previously elected Vice Chairman and Executive Officer, responsible for Gas Turbine Operations, in March 2004; prior thereto, Dr. Weinstein was Executive Vice President, Chromalloy Gas Turbine Operations since 1999. Mr. Leitner has been employed by Sequa in the same capacity for the last five years. Mr. Dombek and Mr. Ellis were elected to Senior Vice President positions by the Board of Directors in February 2003. Prior to his election, Mr. Dombek was a vice president of Sequa and President and General Manager of Precoat Metals, positions he had held since 1995. Prior to his election, Mr. Ellis was a vice president of Sequa since 2001 and managing director and chief executive officer of Warwick International since 1999. Prior to 1999, Mr. Ellis was an executive vice president of Warwick International where he has held positions of increasing responsibility since 1980. Mr. Dowling was elected Senior Vice President, Legal in December 2004. Prior to his election, Mr. Dowling was Senior Associate General Counsel of Sequa since 1987. Ms. O'Sullivan was elected Vice President and Controller by the Board of Directors in 2002. Prior to her election, Ms. O'Sullivan was Sequa's Director of Financial Reporting. Each of such officers holds office until his/her successor shall have been chosen and qualified by the Board of Directors at its annual meeting, subject to the provisions of Section 4 of Article IV of Sequa's By-laws relative to the resignation of officers and Section 5 of Article IV of Sequa's By-laws relative to the removal of officers.

PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

(a)   Market Information.

     The following table sets forth the high and low sales prices of Sequa Class A common stock and Sequa Class B common stock for the quarterly periods of 2004 and 2003.
	Sequa Class A		Sequa Class B

	High	Low	High	Low

2004
First Quarter	57.75	45.98	59.05	49.15
Second Quarter	59.15	45.35	60.50	48.80
Third Quarter	60.94	46.29	62.38	49.35
Fourth Quarter	62.02	50.08	61.50	52.50

2003
First Quarter	41.15	29.96	47.19	36.00
Second Quarter	38.75	29.56	44.84	39.30
Third Quarter	44.20	36.01	48.00	41.86
Fourth Quarter	49.75	45.30	51.00	47.30

(b)  Holders.

     Shares of Sequa Class A common stock and Sequa Class B common stock are listed on the New York Stock Exchange. There were approximately 1,915 holders of record of the Sequa Class A common stock and approximately 388 holders of record of the Sequa Class B common stock at March 1, 2005.

(c)  Dividends.

     During the years ended December 31, 2004 and 2003, no cash dividends were declared on Sequa Class A common shares or Class B common shares. Sequa has no present intention to pay cash dividends on its common shares.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans.

     Information relating to securities authorized for issuance under equity compensation plans is included in Note 16 to the Consolidated Financial Statements of this Annual Report on
Form 10-K and is incorporated herein by reference.

Item 6.  Selected Financial Data

     The following table sets forth selected financial information for, and at the end of, each of the five years in the period ended December 31, 2004. Amounts have been restated to reflect the classification of the TCT and Sequa Can Machinery businesses as discontinued operations. The ARC propulsion business was previously reflected as a discontinued operation in 2003. Such information should be read in conjunction with Sequa's Consolidated Financial Statements and Notes thereto, filed herewith.

	Year Ended December 31,

	2004(a)	2003(b)	2002(c)	2001(d)		2000

	(Amounts in millions, except per share data)

Operating results
Sales	$1,864.1	$1,547.3	$1,447.8		$1,516.3	$1,538.0
Operating income	79.9	47.8	39.4		33.9	87.8
Income (loss) from continuing operations	12.7	(.9)	(3.8)		10.6	15.4
Income (loss) from discontinued operations, net of income taxes	6.6	12.3	(99.7)		(2.4)	8.6
Effect of a change in accounting principle, net of income taxes	-	-	(13.0)		-	-

Net income (loss)	$19.2	$11.4	$(116.5)		$8.0	$24.0

Basic and diluted earnings per
share
Income (loss) from continuing operations	$1.01	$(.28)	$(.57)	$	..81	$1.29
Income (loss) from discontinued operations	..63	1.18	(9.57)		(.23)	..83
Effect of a change in accounting principle	-	-	(1.25)		-	-

Net income (loss)	$1.64	$.90	$(11.39)		$.58	$2.12

Cash dividends declared per
share
Preferred	$5.00	$5.00	$5.00		$5.00	$5.00

Financial position
Current assets	$1,062.7	$1,027.7	$885.1		$748.7	$603.1
Total assets	1,962.8	1,892.3	1,791.7		1,875.9	1,771.1
Current liabilities	386.4	367.8	369.7		322.2	305.6
Long-term debt	798.1	798.2	704.3		708.0	590.6
Shareholders' equity	671.1	598.1	499.0		644.5	669.8
(a)

Operating income includes $4.1 million of asset impairment charges and a $1.5 million provision to increase environmental reserves. The after-tax effect of these charges reduced basic earnings per share from continuing operations by $0.26 and $0.09, respectively.

Income from continuing operations includes $2.6 million of loss on the sale of the Chromalloy's Turbine Airfoils Division (TAD), the after-tax effect of which reduced basic earnings per share from continuing operations by $0.16. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), the sale of TAD did not qualify as a discontinued operation due to a significant level of seller provided financing. Additional information with respect to the sale of TAD is included in Note 4 to the Consolidated Financial Statements of this Annual Report on Form 10-K and is incorporated herein by reference.

Income from discontinued operations includes $3.2 million of after-tax gain on the sale of the Sequa Can Machinery business; $2.7 million of after-tax gain on the sale of the TCT business; and $1.6 million of after-tax charges associated with environmental and other cleanup costs at the former ARC propulsion business Gainesville, Virginia facility, net of a purchase price adjustment. The after-tax effect of these items increased basic earnings per share from discontinued operations by $0.31 and $0.26 and decreased basic earnings per share from discontinued operations by $0.15, respectively.

(b)

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

Income from continuing operations includes: $4.4 million of gain on the sale of assets, which includes the sale of a can forming machinery plant that was part of the restructuring activities undertaken in 2001 and which was subsequently managed by Sequa's Centor unit; $3.9 million of gain from a settlement with a former partner in a component manufacturing operation, and $2.8 million of income from the reversal of income tax reserves no longer required based on a then current analysis of probable exposures. The after-tax effect of these items is to increase basic earnings per share from continuing operations by $0.27, $0.25 and $0.27, respectively.

Income from discontinued operations includes $3.1 million of after-tax gain on the sale of the ARC propulsion business, which increased basic earnings per share from discontinued operations by $0.30.

(c)

Operating income includes restructuring and related asset impairment charges of $4.2 million, the after-tax effect of which reduced basic earnings per share from continuing operations by $0.26. Income from continuing operations includes: $4.1 million of tax benefit related to an increase in domestic net operating loss carryforwards due to the resolution of issues and the related completion of an Internal Revenue Service audit; and $2.4 million of income relating to the reversal of income tax reserves no longer required due to the completion of tax audits at two foreign units. The effect of these items is to increase basic earnings per share from continuing operations by $0.40 and $0.23, respectively.

Income from discontinued operations in 2002 includes an after-tax charge of $101.8 million relating to the ARC propulsion business for the effect of a change in accounting principle. The effect of this item decreased basic earnings per share from discontinued operations by $9.78.

(d)

Operating income includes restructuring charges of $15.7 million, related asset impairment charges of $4.0 million, asset impairment charges not related to restructuring activities of $2.2 million and environmental remediation expenses of $3.6 million. The after-tax effect of these charges is to reduce basic earnings per share from continuing operations by $0.98, $0.25, $0.14 and $0.23, respectively. Net income for 2001 includes a tax settlement with the Internal Revenue Service that increased after-tax income from continuing operations by $36.0 million or $3.47 per basic share.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results 2004-2003

Sales

     Overall sales increased 20% in 2004, led by advances in the Aerospace, Automotive, Specialty Chemicals and Industrial Machinery segments. Sales of the Metal Coating segment increased modestly, while the Other Products segment posted an 11% decline. Sales also benefited from the favorable effect of exchange rate changes, which added approximately $63.5 million to sales for the year. A detailed discussion of sales by operating segment follows:

     Sales of the Aerospace segment advanced 30% in the current year, driven by the addition of sales from several new long-term contracts with airline customers. These contracts give Chromalloy the exclusive right to provide repairs, replacement parts and inventory management on specific engines within the airline's fleet. Sales under the largest of these contracts accounted for approximately half of the segment's increase. Chromalloy anticipates that these and other new programs will continue to add significantly to revenue growth. The segment also benefited from a 33% increase in sales to marine and industrial turbine customers due to development and sales of high technology turbine components. Sales of engine overhaul services posted a 50% increase as a result of the segment's entry into overhaul services on auxiliary power units. Military sales declined slightly, reflecting the October 2004 sale of Turbine Airfoils Division. Translation of foreign currency sales into US dollars added $19.2 million.

     Sales of the Automotive segment advanced 23% in the current year, with both units in the segment contributing to the advance. At the domestic operation of ARC Automotive, the airbag inflator producer, a 17% increase in volume led to higher sales, despite the effect of lower average selling prices. The European inflator operation also posted higher sales due to increased volume (despite lower selling prices) and the benefit of translating Euro-denominated sales into US dollars (approximately $6.8 million). In the latter half of 2004, ARC Automotive was notified that an overseas end-user supplied through several of ARC's customers was planning to re-source certain supply contracts. As a result, management currently anticipates that sales in 2005 will be lower than in 2004. Sales of Casco Products advanced 13% due to three principal factors: increased sales of power outlets and electronic products at the unit's European operations; the benefit of translating these sales into US dollars (approximately $5.3 million); and the addition of sales generated by a small Canadian operation acquired during the year. On a pro forma basis - excluding sales added through the acquisition - sales of Casco Products advanced 9%.

     The Metal Coating segment posted modestly higher sales in 2004 - a 2% improvement over 2003. The results reflect a higher volume of sales to the building products market, as well as the effect of a price increase. These factors were partially offset by a decline in sales under metal management programs; lower sales to container products customers; and the absence of sales recognized under a consulting contract that was completed in 2003. Sales to manufactured products customers increased slightly across a broad range of end users and products. In response to volatility in the domestic steel industry, certain customers accelerated their purchases in 2004 to head off expected price increases or to take advantage of available steel. In addition, there has been increased competition from foreign suppliers of pre-painted steel. Management anticipates these factors will lead to a softening of metal coating sales in the first quarter of 2005.

     Sales of the Specialty Chemicals segment advanced 13% in 2004 due to three main factors: the favorable effect of translating local currency results into US dollars (approximately $24.1 million); improved sales at the specialty chemicals distribution units; and a continued high level of demand for the detergent additive, TAED. The specialty chemicals distribution units benefited from the strength of the Euro and the further development of their product portfolios.

     The Industrial Machinery segment (which is composed solely of MEGTEC Systems), posted a 22% sales increase in 2004, reflecting improvement in the worldwide graphic arts market; higher sales of emission control equipment; and the benefit of translating local currency sales into US dollars (approximately $8.2 million). Based on MEGTEC Systems' year-end backlog position, management anticipates that sales in the first half of 2005 will be strong.

     Sales of the Other Products segment declined 11% in 2004, as a decline in sales at the After Six unit was partially offset by higher revenues from Centor, Sequa's real estate holding company. Sales of After Six reflect continuing intense competition in the formalwear market. Centor posted higher revenues due primarily to the inclusion of 12 months of rental income from office buildings in Virginia that were formerly used in a now divested operation. In addition, Centor benefited from the fourth-quarter inclusion of the Sequa Can Machinery building in its portfolio of properties.

Operating Income

     Overall operating income advanced 67%, led by strong advances at the Aerospace and Automotive segments, as well as improvements at the Metal Coating, Specialty Chemicals and Industrial Machinery segments. The increase in operating income also reflects an $9.0 million decline in pension costs and the absence of $6.2 million of restructuring charges recorded in 2003. The effect of these factors was mitigated by higher corporate expenses. Sequa's foreign operations contributed $61.4 million of operating income in 2004, compared with $44.2 million in 2003. Profits of Sequa's foreign operations are driven by the results of the Specialty Chemicals operations; the overseas operations of the Automotive segment; and the foreign units of the Aerospace segment. The advance in overseas profits for 2004 also reflects improvement at the overseas operations of the Industrial Machinery segment. A detailed review of operating results by segment follows.

     In the Aerospace segment, operating profit advanced 81% in 2004 due to the following factors: a higher level of sales and improved absorption, particularly in the engine component repair operations and through the long-term service agreements (which contribution would have been greater, except for $8.2 million of significant up-front contract costs recognized in the first half of 2004 that will be recovered over the term of the contract); absence of $2.7 million of restructuring charges recorded in 2003; lower pension expense (which declined $3.5 million); and lower inventory reserve provisions. With sustained improvement in global airline traffic forecast for 2005 and with new long-term service agreements in place, management anticipates that operating results will continue to trend higher in the next several quarters over the comparable 2004 periods.

     Operating profit of the Automotive segment more than doubled in 2004, with both units ahead for the year. ARC Automotive benefited from higher sales and improved labor performance generated by ongoing Operational Excellence initiatives. These factors were partially offset by higher research and development costs and increased raw material costs stemming from steel surcharges. Results of the Italian unit also benefited from the strengthening of the Euro. In response to a decision by an overseas end user to re-source its supply contracts beginning in the first half of 2005, ARC Automotive is realigning certain fixed assets to serve other markets and contracts. In the fourth quarter of 2004, the Italian inflator operation recorded an asset impairment charge of $4.1 million and a provision of $0.2 million for related severance costs. Management anticipates that additional personnel-related costs of approximately $0.7 million will be recorded in 2005. Casco Products posted improved results in 2004 due to the following: higher sales; lower pension costs; continuing Operational Excellence initiatives; and the absence of $0.9 million of restructuring and related asset impairment charges recorded in 2003.

     Operating income advanced 19% in the Metal Coating segment. The increase reflects an improved mix of sales; the benefits of ongoing Six Sigma programs; the absence of a $2.8 million charge related to legal disputes recorded in 2003; and lower pension costs. The favorable effect of these factors was tempered by higher selling and administrative costs; increased natural gas and utility rates; and the absence of profit added in 2003 by a now-completed international consulting contract.

     The Specialty Chemicals segment posted a 14% increase in operating income in 2004 due to the benefits of ongoing Six Sigma initiatives and the impact of translating local currency results into US dollars (impact of approximately $3.1 million), tempered by increased raw material costs. The segment also benefited from improved results at the specialty chemicals distribution units generated in part through the use of low-cost-region sourcing.

     Operating profit of the Industrial Machinery segment nearly tripled in 2004, as a result of the following factors: the higher level of sales; the absence of $2.9 million of restructuring charges recorded in 2003; the benefits gained through previous restructuring actions; and improvements generated through Operational Excellence programs. The improvement was tempered by higher steel costs.

     The Other Products segment posted an improvement of $0.7 million in 2004, primarily due to higher rental revenues at Centor, the real estate holding company. The After Six unit achieved a breakeven result for the year, as a result of lower sales combined with higher inventory provisions.

     Corporate expenses increased $11.1 million in 2004 due to several factors: increased professional services costs related to Sarbanes-Oxley compliance; higher insurance costs; and higher incentive compensation provisions, partially offset by lower pension expense.

Pension Expense

     Operating income includes net periodic pension cost of $12.8 million in 2004 and $21.8 million in 2003 related to all significant funded defined benefit plans. On an annual basis Sequa reviews the assumptions used in accounting for these plans. In order to reflect current market conditions in the calculation of the net periodic pension cost, the long-term expected rate of return in 2004 and 2003 was 8.3%; the discount rate used was 6% in 2004 and 6.75% in 2003. Net periodic pension cost declined in 2004 from 2003, despite a decline in the discount rate, for the following reasons: (1) Sequa contributed $102.7 million in 2003, primarily in the fourth quarter, to its domestic plans, which increased plan assets for subsequent expected returns; (2) the performance of plan assets improved in 2003 compared with 2002, which increased plan assets for subsequent expected returns; and (3) subsequent to the sale of ARC propulsion business in October 2003, benefits were frozen for most employees covered by the Atlantic Research Corporation Employees' Pension Plan. In 2004, Sequa contributed $29.1 million to its qualified pension plans.

Interest Expense

     Interest expense increased by $3.8 million in 2004, compared with the prior year, primarily due to the full-year effect of the June 2003 issuance of $100 million of 8 7/8% Senior Notes due April 1, 2008.

Interest Income

     Interest income increased by $1.7 million in 2004, compared with the prior year. The increase reflects a combination of higher average levels of cash and cash equivalents and higher interest rates.

Equity in Income (Loss) of Unconsolidated Joint Ventures

     Sequa has investments in a number of unconsolidated joint ventures, which amounted to $69.9 million and $59.2 million at December 31, 2004 and 2003, respectively. The combination of income and losses of these joint ventures was income of $9.8 million in 2004 and income of $9.7 million in 2003.

     Chromalloy is a partner in joint ventures aimed at strengthening its ties to certain OEMs and airline customers, as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements. Sequa's investment in Chromalloy's joint ventures was $68.0 million and $57.3 million at December 31, 2004 and 2003, respectively. The combination of income and losses of Chromalloy's joint ventures was income of $10.3 million in 2004 and $9.7 million in 2003. The largest of the Chromalloy joint ventures are discussed in the following paragraphs.

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

     Chromalloy has a 51% ownership interest in, and operating control over, TS. The financial statements of TS are consolidated with those of Sequa and a Siemens minority interest is reflected. Chromalloy contributed the assets of its UK and Thailand industrial gas turbine operations and its 49% ownership interest in its MJB joint venture to TS. MJB, a partnership with Al Masaood, provides repair and maintenance services for industrial gas turbines from a facility in the United Arab Emirates. Sequa has guaranteed up to $6.6 million of MJB's bank line of credit. At December 31, 2004 there were no amounts outstanding under this facility. TS serves Europe, the Far East and the Middle East.

     Chromalloy has a 20% ownership interest in GTT. Siemens contributed the assets of an Italian facility to GTT, which serves Italy and certain other countries.

     Chromalloy has a 52.6% ownership interest in BELAC, a component manufacturing operation that produces new replacement parts for jet engines. The 52.6% ownership interest does not equate to a controlling interest, primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions. While Chromalloy's partners in this joint venture are major commercial airlines, whose industry has been under significant pressure, management believes that the venture is adequately capitalized to carry on its principal operations without additional subordinated financial support. At December 31, 2004, Sequa's investment in BELAC totaled $7.0 million. In the first quarter of 2003, Sequa's equity share of income from BELAC included a $3.9 million gain relating to the proceeds of a settlement with a former partner whose withdrawal increased the remaining partners' ownership position. Due to BELAC's adequate level of capitalization, approximately 80% of the settlement amount was distributed to the remaining partners through a dividend. BELAC is not a variable interest entity as defined in Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities," and therefore its financial statements are not consolidated with those of Sequa.

     Chromalloy has two 50/50 joint ventures with Rolls-Royce plc: Turbine Surface Technologies Ltd (TSTL), which provides advanced coatings for Rolls-Royce turbine components, and Turbine Repair Technologies Ltd (TRTL), which provides advanced component repair services for certain Rolls-Royce engines. Sequa has guaranteed 50% of TSTL's future lease payments under the terms of a capital lease, as well as 50% of an overdraft facility. Total amounts subject to the guarantees may not exceed 11.5 million British pounds. At December 31, 2004, 6.0 million British pounds were outstanding related to the guarantees.

     Advanced Coatings Technologies (ACT), a 50%-owned joint venture with United Technologies Corporation, owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts.

     On September 30, 2002, Chromalloy acquired the remaining 50% ownership interest in Pacific Gas Turbine Center, LLC (PGTC), which overhauls and tests certain jet engines. The acquired assets and liabilities of PGTC and the results of operations have been consolidated with those of Sequa from the acquisition date.

Other, Net

     In 2004, Other, net included $2.8 million of expense related to a minority interest holder; $2.6 million of a loss related to the sale of Chromalloy's Turbine Airfoils Division; $2.5 million loss on the fair market value of forward foreign exchange contracts that did not qualify for cash flow hedge accounting; $1.9 million of charges for the amortization of capitalized debt issuance costs; $1.4 million of charges for letters of credit and commitment fees; and $1.1 million of income on the cash surrender value of corporate owned life insurance.

     In 2003, Other, net included $4.4 million of gain relating to the sale of assets, which included the sale of a can forming machinery plant that was closed as part of the restructuring activities undertaken in 2001 and that was subsequently managed by Sequa's Centor unit; $2.2 million of income on the cash surrender value of corporate owned life insurance; $1.7 million of charges for the amortization of capitalized debt issuance costs; $1.6 million of charges for letters of credit and commitment fees; $1.2 million of expense related to a minority interest holder; $1.0 million of expense related to the re-audit of the 2001 consolidated financial statements, which had been audited by an accounting firm no longer in existence, and which re-audit was deemed required due to the classification of ARC propulsion as a discontinued operation as a result of its sale; and $0.6 million of discount expense on the sale of accounts receivable.

Income Tax (Provision) Benefit

     In 2004, the $0.4 million tax benefit reflects lower rates on foreign taxable income when compared with a higher rate on domestic losses, compounded by certain foreign entities utilizing net operating loss carryforwards.

     In the fourth quarter of 2004, the American Jobs Creation Act of 2004 (the Act) was enacted, which provides a special one-time 85% dividends received deduction on the repatriation of certain foreign dividends paid by December 31, 2005, provided the criteria outlined in the tax law are met. Detailed guidance was subsequently issued by the Internal Revenue Service (IRS) on January 13, 2005. In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position 109-2, which provided interpretative guidance in connection with accounting for the impact of the Act, due to the lack of clarification of the provisions within the Act and the timing of enactment. Given the significant amount of undistributed earnings of Sequa's foreign subsidiaries in several countries and the complexities of determining not only the effect of the newly issued IRS guidance but also the local laws and other agreements that govern dividends that may be distributed from these foreign subsidiaries, Sequa is in the process of evaluating the impact of the Act, and is unable to reasonably estimate an income tax effect or range of income tax effects, if any. Consequently, no deferred tax liabilities were recorded as of December 31, 2004 related to the undistributed earnings of these companies as a result of the Act. Sequa expects to complete this evaluation during the third quarter of 2005.

     The 2003 income tax benefit of $6.7 million related to continuing operations includes a $2.8 million reversal of income tax reserves no longer required based on a then current analysis of probable exposures. The effect of this item was to increase basic earnings per share by $0.27.

Income (Loss) from Discontinued Operations

     On November 4, 2004, Sequa through its wholly owned subsidiary, Sequa Can Machinery, Inc., sold the business and substantially all of the assets and certain of the liabilities of Sequa Can Machinery to Stolle. Sequa received $40.8 million in cash, subject to certain adjustments.

     The income from Sequa Can Machinery, net of tax, included in discontinued operations was $1.3 million or $0.13 per basic share from discontinued operations in 2004 and $2.9 million or $0.28 per basic share from discontinued operations in 2003. The 2004 sale of the Sequa Can Machinery business resulted in a preliminary after-tax gain of $3.2 million or $0.31 per basic share.

     On April 1, 2004, Sequa, through TCT, an affiliated subsidiary of Chromalloy, sold the business and substantially all of the assets and certain of the liabilities of TCT to TCT Acquisition, Inc. TCT received $32.0 million in cash, subject to certain adjustments, and $8.0 million Face Amount of Series B Convertible Preferred Stock of TCT Acquisition, Inc., representing up to an 18.2% ownership interest in TCT Acquisition, Inc. An investor group and certain management executives of TCT Acquisition, Inc. hold the remaining 81.8% ownership interest. The Series B Convertible Preferred Stock does not possess voting rights, and Sequa does not have representation on the board of directors of TCT Acquisition, Inc.

     The income from TCT, net of tax, included in discontinued operations was $0.9 million or $0.09 per basic share from discontinued operations in 2004 and $2.8 million or $0.27 per basic share from discontinued operations in 2003. The 2004 sale of the TCT business resulted in a preliminary after-tax gain of $2.7 million or $0.26 per basic share.

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

     ARC propulsion expense, net of tax, included in discontinued operations was $1.6 million or $0.15 per basic share from discontinued operations in 2004. The 2004 expense relates to environmental and other cleanup costs at the former Gainesville, Virginia facility, net of a purchase price adjustment. Income from ARC propulsion, net of tax, included in discontinued operations was $3.5 million or $0.33 per basic share from discontinued operations in 2003. The 2003 sale of the ARC propulsion business resulted in an after-tax gain of $3.1 million or $0.30 per basic share in 2003.

Risk/Concentration of Business

     Sequa's largest operation, Chromalloy (2004 sales of $813.8 million, operating income of $42.9 million and total assets at December 31, 2004 of $950.7 million), has confronted a difficult operating environment since the events of September 11, 2001. The severe, and extended, impact on the airline industry since then has undercut Chromalloy's repair and original equipment component manufacturing operations, which derive approximately 80% of sales from the commercial aviation market. The large repair business is directly related to the number of hours jet engines are flown, and the original equipment component manufacturing business is related to the number of new jet engines placed in service. The economic impact on Chromalloy has been partially offset by cost-cutting measures. In 2004, annual operating income exceeded the 2003 level, and 2005 operating income is expected to trend higher. While global airline traffic increased in 2004 compared with 2003, fuel costs have affected the profitability of air carriers and placed additional pressure on their industry. Furthermore, the long-term effect on air travel of continuing terror threats, which have been heightened by the situation in Iraq, remains uncertain.

     In September 2004, US Airways Group Inc. (US Airways) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (Chapter 11). The filing was the second time in two years that US Airways has filed for protection under Chapter 11. Chromalloy's pre-petition trade receivable balance with US Airways was not material. In 2004, as well as in 2003, US Airways accounted for less than 1% of Chromalloy's sales.

     On April 1, 2003, Air Canada filed for protection under Canada's Companies' Creditors Arrangements Act. Air Canada emerged from bankruptcy in the third quarter of 2004 with ACE Aviation Holdings Inc. as its parent company. In 2004, Air Canada accounted for less than 1% of Chromalloy's sales. A first-quarter 2003 charge of $0.7 million was incurred to reserve the trade receivables balance with Air Canada.

     UAL, which filed a voluntary petition for reorganization under Chapter 11 in December 2002, accounted for approximately $147.2 million or 18% of Chromalloy's sales in 2004 (5% of sales in 2003 and 4% of sales in 2002). The pre-petition net trade accounts receivable balance was nominal, and the impact of the UAL filing on Chromalloy's operations has not been significant. In September 2003, Chromalloy signed a 10-year engine material-by-the-hour contract with UAL, which began to contribute repair revenues in March 2004. While the impact on Chromalloy of the UAL bankruptcy filing has not been significant to date, in June 2004, the Air Transportation Stabilization Board (ATSB) denied UAL's final application for a federal loan guarantee, which would have helped UAL secure funds for its exit from bankruptcy. The long-term effect on UAL of the ATSB's decision is uncertain at this time.

     At December 31, 2004, trade and unbilled receivables due from major commercial airlines totaled approximately $88.0 million of which $43.3 million are from UAL and $2.4 million are from US Airways. The difficult business conditions in the airline industry and the possibility of bankruptcy filings by other carriers who are customers of Chromalloy could adversely affect the ability of Chromalloy to realize some of these receivables.

     Chromalloy competes for turbine engine repair business with a number of other companies, including the OEMs, which generally have obligations (contractual and otherwise) to approve vendors to perform repair services on their engines and components. Chromalloy has a number of such approvals, including licensing agreements, that allow it to repair certain components of engines. The loss of a major OEM's approval to repair components for its engines could have an adverse effect on Chromalloy, although management believes it has certain actions available to mitigate this effect.

     Sequa is engaged in the automotive airbag inflator business through ARC Automotive. ARC Automotive's largest customers for airbag inflators are Delphi Automotive Systems and its subsidiaries (Delphi) and Key Safety Systems, Inc. and its subsidiaries (Key Safety). Delphi accounted for $97.2 million or 39% of ARC Automotive's sales in 2004 and $67.2 million or 34% of sales in 2003. Key Safety accounted for approximately $84.7 million or 34% of ARC Automotive's sales in 2004 and $72.7 million or 37% of sales in 2003. These two customers accounted for approximately 51% of the Automotive segment's sales in 2004.

     Precoat Metals markets its coating services to steel and aluminum producers and distributors, building products manufacturers, merchant can makers, and manufacturers of other diverse products. In April 2003, National Steel, Precoat's largest customer, was acquired by US Steel. The combination of National Steel and US Steel accounted for approximately $98.2 million or 37% of Precoat's 2004 sales (35% of 2003 annual sales).

     In the Specialty Chemicals segment, one customer accounted for 33% of 2004 sales (32% of 2003 annual sales) and the top three customers accounted for 44% of 2004 sales (47% of 2003 annual sales). All of these customers are international consumer products companies with whom Warwick has been doing business for many years.

     The assets of Sequa's discontinued operations include a leveraged lease portfolio that is subject to risks associated with the ultimate realizability of estimated residual values, as well as the creditworthiness of the lessees. Several of the leases are for aircraft leased to major commercial airlines whose industry is experiencing difficult conditions. At December 31, 2004, Sequa's remaining net investment in aircraft leases with major commercial airlines totaled $32.0 million, of which $17.3 million relates to American Airlines, Inc. and $14.7 million relates to Delta Airlines, Inc.

Derivative and Other Financial Instruments

     Sequa is exposed to market risk from changes in foreign currency exchange rates and from changes in the prices of certain commodities which affect its earnings, cash flows and financial condition. Sequa manages its exposure to this market risk through its regular operating and financial activities and, when appropriate, through the use of derivative financial instruments. Sequa has established a control environment, which assigns senior executives and, in certain instances operational management, responsibility for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Sequa does not buy, hold or sell derivative financial instruments for trading purposes. Sequa's primary foreign currency exposures relate to the British pound and to the Euro. To mitigate the short- and near-term effect of changes in currency exchange rates, Sequa utilizes forward foreign exchange contracts and derivatives thereof to manage its exposure to certain existing assets and liabilities and to hedge forecasted transactions and firm commitments denominated in currencies other than the functional currency. Depending on the volatility of the market, Sequa utilizes natural gas swap agreements to convert a portion of its natural gas requirements to fixed rates. Depending on the use of a derivative and whether it has been designated and qualifies as an efficient hedge, gains and losses resulting from changes in the value of the derivative are recognized currently in earnings or reported in Accumulated Other Comprehensive Income (Loss), a separate component of shareholders' equity.

     A hypothetical 10% uniform decrease in all foreign currency exchange rates relative to the US dollar would have decreased the fair value of Sequa's financial instruments by approximately $9.5 million as of December 31, 2004 and $8.6 million as of December 31, 2003. The sensitivity analysis relates only to Sequa's exchange rate-sensitive financial instruments, which include cash and debt amounts denominated in foreign currencies and all open foreign forward exchange contracts at December 31, 2004 and 2003. The effect of this hypothetical change in exchange rates ignores the effect this movement may have on the value of net assets, other than financial instruments, denominated in foreign currencies and does not consider the effect this movement may have on anticipated foreign currency cash flows.

     At December 31, 2004 and 2003, substantially all of Sequa's debt was at fixed rates, and Sequa currently does not hold interest rate derivative contracts. Accordingly, a change in market interest rates would not materially affect Sequa's interest expense but would affect the fair value of Sequa's debt. Generally, the fair market value of fixed-rate debt increases as interest rates fall and decreases as interest rates rise. The fair value of Sequa's total debt was approximately $884 million at December 31, 2004 and $874 million at December 31, 2003. A hypothetical 1% increase in interest rates would have decreased the fair value of Sequa's total debt by approximately $29.6 million at December 31, 2004 and $34.7 million at December 31, 2003. A hypothetical 1% decrease in interest rates would have increased the fair value of Sequa's total debt by approximately $30.9 million at December 31, 2004 and $36.5 million at December 31, 2003. The fair value of Sequa's total debt is based primarily upon quoted market prices of Sequa's publicly traded securities. The estimated changes in the fair values of Sequa's debt are based upon changes in the present value of future cash flows derived from the hypothetical changes in market interest rates.

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

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In 2004, 2003 and 2002, Sequa recorded charges of $2.5 million, $1.7 million and $0.3 million, respectively, to increase its accruals for remediation costs. Of the total 2004 charge, $1.0 million was included in the results of discontinued operations and relates to the ARC propulsion Gainesville, Virginia facility. Based on an analysis of currently available information and previous experience with respect to hazardous substances, it is possible that costs associated with the ARC Gainesville site may exceed current reserves, although a range for possible additional costs cannot be reasonably estimated. Sequa has placed various insurance carriers on notice that a claim with respect to certain contamination will be filed and Sequa's present reserves do not consider possible recoveries from such carriers. At December 31, 2004, the potential exposure for all remediation costs, excluding financial liabilities assumed by Aerojet, is estimated to range from $12.0 million to $20.0 million, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $16.6 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, Sequa's actual cash expenditures for remediation of previously contaminated sites were $2.6 million in 2004, $3.0 million in 2003, and $7.2 million in 2002. Sequa anticipates that remedial cash expenditures will be between $4.0 million and $6.0 million during 2005 and between $2.0 million and $3.0 million during 2006. Sequa's capital expenditures for projects to eliminate, control or dispose of pollutants were $1.0 million, $1.1 million and $1.3 million in 2004, 2003 and 2002, respectively. Sequa anticipates annual environment-related capital expenditures to be approximately $3 million in 2005 and $1 million in 2006. Sequa's operating expenses to eliminate, control and dispose of pollutants were $9.2 million in 2004, $9.3 million in 2003, and $8.6 million in 2002. Sequa anticipates that environmental operating expenses will be approximately $9 million per year during 2005 and 2006.

Backlog

     The business of Sequa for which backlog is significant is the Industrial Machinery segment. The dollar amount of backlog for this segment was $97.2 million or 62% of total consolidated backlog and $60.2 million or 52% of total consolidated backlog as of December 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

     Net cash provided by operating activities was $12.1 million in 2004, compared with cash used by operating activities of $42.3 million in 2003. The $54.4 million increase primarily reflects increased pre-tax earnings, lower working capital requirements, and lower levels of contributions to Sequa's defined benefit pension plans. Cash provided by investing activities was $3.2 million in 2004, compared with cash provided of $72.4 million in 2003. The $69.2 million decrease primarily reflects a $59.2 million decrease in proceeds from sale of businesses and the purchase of two small niche businesses. Cash used for financing activities was less than $0.1 million in 2004, compared with cash provided of $8.8 million in 2003. The 2003 period includes the receipt of $101.0 million of net proceeds from the June 5, 2003 issuance of $100 million of 8 7/8% Senior Notes due April 1, 2008, partially offset by the repurchase of receivables sold.

     On November 4, 2004, Sequa sold the business and substantially all of the assets and certain of the liabilities of Sequa Can Machinery to Stolle and received $40.8 million in cash subject to certain adjustments. The proceeds received on the sale are being used for general corporate purposes.

     On April 1, 2004, Sequa, through its TCT unit, sold the business and substantially all of the assets and certain of the liabilities of TCT to TCT Acquisition, Inc. TCT received $32.0 million in cash, subject to certain adjustments, and $8.0 million Face Amount of Series B Convertible Preferred Stock representing up to an 18.2% ownership position in TCT Acquisition, Inc. The proceeds received on the sale are being used for general corporate purposes.

     On October 17, 2003, Sequa, through its ARC subsidiary, completed the sale of its ARC propulsion business. The sale price was $133.0 million in cash subject to certain adjustments. Management used the proceeds for general corporate purposes, including a $75.0 million contribution to its largest domestic defined benefit plan.

     In 2004, Sequa contributed $29.1 million to its qualified pension plans. Due to its pension contributions as well as an improvement in the equity markets, in 2004 Sequa recorded income of $23.7 million, net of tax, through other comprehensive income, a component of shareholders' equity, representing a partial reversal of the minimum required pension liability recorded in prior years. In 2003, Sequa contributed $102.7 million to its domestic qualified defined benefit pension plans, inclusive of a $75.0 million fourth-quarter contribution to Sequa's largest plan. Due to its pension contributions as well as a significant improvement in the equity markets, in 2003 Sequa recorded income of $47.1 million, net of tax, through other comprehensive income, representing a partial reversal of the minimum required pension liability recorded in prior years.

     On June 5, 2003, Sequa completed an offering of $100 million of Series A 8 7/8% Senior Notes due April 1, 2008 through a private placement under Rule 144A of the Securities Act of 1933, as amended (the Securities Act). Net proceeds received on the 8 7/8% Senior Notes offering, which were sold at a premium of 102.5% for an effective yield of 8.23%, amounted to $101.0 million and are being used for general corporate purposes. The notes are part of a single series of 8 7/8% Senior Notes, of which $200 million was issued in 2001. On September 19, 2003, Sequa completed its offer to exchange all outstanding Series A 8 7/8% Senior Notes due April 1, 2008 that were issued on June 5, 2003, for up to $100 million of registered Series B
8 7/8% Senior Notes due April 1, 2008. All $100 million of outstanding notes were exchanged. The terms of the new Series B 8 7/8% Senior Notes -- including principal amount, interest rate, maturity, security and ranking -- are substantially the same as the terms of the original notes, with the principal exception that the new notes are registered under the Securities Act.

     In anticipation of Sequa's $100 million 8 7/8% Senior Notes offering, Moody's downgraded its rating of Sequa debt from Ba3 to B1 and changed its rating outlook from negative to stable. S&P affirmed its BB- rating with a negative outlook but removed Sequa from CreditWatch, where it was placed in March 2003. Fitch Ratings downgraded its rating of Sequa's debt from BB- to B+ and changed its rating outlook from negative to stable. There have been no further changes to the ratings of Sequa's debt.

     Sequa's ability to obtain letters of credit and surety bonds for financial guarantees had been limited due both to debt ratings that are below investment grade and to the absence of a secured bank credit agreement. However, in September 2003, Sequa finalized an uncommitted $50.0 million facility with a major global bank for the issuance of letters of credit that is secured by assets of the Specialty Chemicals segment. In January 2005, Sequa finalized a revision to the credit line facility to include a second major bank. The revised credit line has a reduced level of pricing retroactive to September 1, 2004, eliminates all restrictions and covenants with respect to the segment and requires a cash collateral balance of 15 million British pounds.

     At December 31, 2004, Sequa was contingently liable for $39.4 million of outstanding letters of credit and $4.6 million of surety bonds not reflected in the accompanying Consolidated Balance Sheet. In addition, Sequa has guaranteed up to $6.6 million of its MJB joint venture's bank line of credit and up to 11.5 million British pounds of its TSTL joint venture's capitalized lease payments and overdraft facility. At December 31, 2004, no amounts were outstanding under MJB's bank line of credit and 6.0 million British pounds were outstanding related to the TSTL guarantees. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to the outstanding letters of credit, surety bonds or the guarantees.

     Sequa Receivables Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement (RPA) that extends through November 16, 2006. Under the RPA, SRC may sell an undivided percentage ownership interest, up to a maximum participation of $75.0 million, in Sequa's eligible domestic trade receivables through a bank administered multi-seller commercial paper conduit. The RPA was amended and restated in May 2004 to include a third bank to sell commercial paper through a second bank conduit and to provide back-up liquidity. Back-up liquidity lines provided by the three banks are annually renewable at the banks' option and contain a net worth covenant applicable to Sequa. The sale of receivables through the bank administered conduit is funded through the sale of A1/P1 rated commercial paper. SRC pays a facility fee of 0.75% per annum plus 0.50% per annum above the commercial paper rate based on usage. SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa. SRC is shielded from credit exposure related to Sequa, and therefore the discount rate offered by the buyer of Sequa trade receivables is based on the highest rated (A1/P1) commercial paper. The structure employed provides Sequa a low-cost source of funds that would not otherwise be available to Sequa. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125," transactions under the RPA qualify as a sale of receivables. At December 31, 2004 and 2003, no trade receivables were sold under the RPA.

     Capital expenditures for continuing operations amounted to $67.7 million in 2004, with spending concentrated in the Aerospace, Automotive and Metal Coating segments. These funds were primarily used to upgrade existing facilities and equipment. Sequa currently anticipates that capital spending in 2005 will be approximately $80.0 million and will be concentrated primarily in the Aerospace, Automotive and Metal Coating segments.

     At December 31, 2004, Sequa's contractual obligations were as follows:
		Payments Due by Period

			Years	Years	Years
Contractual obligations	Total	2005	2006-2007	2008-2009	=>2010

		(Thousands of Dollars)
		(Unaudited)

Long-term debt (a)	$798,520	$520	$-	$798,000	$-
Interest on long-term debt (b)	317,288	71,445	142,890	102,953	-
Operating leases (c)	79,114	15,142	26,953	21,287	15,732
Purchase obligations (d)	33,194	31,006	1,790	267	131
Other long-term liabilities:
Projected minimum
required pension
contributions (e)	32,600	-	11,200	5,500	15,900
Environmental
remediation (f)	15,000	6,000	4,000	2,000	3,000

Total	$1,275,716	$124,113	$186,833	$930,007	$34,763

(a)		Represents long-term debt cash payment schedule and excludes net amortizable debt discount of $1.6 million and premium of $1.7 million.

(b)		Interest on long-term debt represents interest payments due on Sequa's 8 7/8% and 9% Senior Notes. Interest payments on other debt amounts are not significant.

(c)		Operating lease obligations include future rental payments on a leased facility that was excluded from the sale of the ARC propulsion business.

(d)

Purchase obligations are agreements to purchase goods and services that are considered enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transactions. The amounts shown represent those amounts considered by Sequa to be enforceable and legally binding and include short-term purchase orders for the purchase of goods or services as well as capital expenditure commitments.

(e)		Actual pension contributions may be accelerated and will depend on management's assessment of available liquidity.

(f)

Actual environmental remediation expenditures may be higher than amounts contractually obligated as Sequa may undertake remediation activities without requirements imposed by Consent Orders or Consent Agreements with Federal and State authorities or by litigation.

     Management currently anticipates that the following will provide sufficient funds to support Sequa's operations for the next 12 months: cash flow from operations; $193.3 million of non-restricted cash and cash equivalents on hand at December 31, 2004; up to $75.0 million available under the RPA, which extends through November 16, 2006; and amounts available under the $50.0 million facility for the issuance of letters of credit that is secured by assets of the Specialty Chemicals segment. Expected requirements include $71.4 million of interest payments due on the outstanding 9% and 8 7/8% Senior Notes; $80.0 million of estimated capital expenditures for continuing operations; the other contractual obligations summarized above; and any future requirements for letters of credit and surety bonds, which totaled $44.0 million at December 31, 2004.

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

     Sequa Receivables Corp. (SRC), a special purpose corporation wholly owned by Sequa, has an RPA that extends through November 16, 2006. Under the RPA, SRC may sell an undivided percentage ownership interest up to a maximum participation of $75.0 million, in Sequa's eligible domestic trade receivables through a bank administered multi-seller commercial paper conduit. A further discussion of the RPA is included in Note 2 to the Consolidated Financial Statements and in the Liquidity and Capital Resources section of this Annual Report on Form 10-K and is incorporated herein by reference.

     At December 31, 2004, all minimum required capital contributions to Sequa's joint ventures were satisfied. Future contributions to the joint ventures require the approval of the respective joint venture's board of directors. Sequa believes that its joint ventures are adequately capitalized. Sequa has guaranteed up to $6.6 million of its MJB joint venture's bank line of credit. Sequa has also guaranteed 50% of its TSTL joint venture's future lease payments under the terms of a capital lease, as well as 50% of the entity's overdraft facility. Total amounts subject to the TSTL guarantees may not exceed 11.5 million British pounds. At December 31, 2004, there were no amounts outstanding under the MJB credit line, and 6.0 million British pounds were outstanding related to the TSTL guarantees. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to the guarantees.

Significant Accounting Policies and Estimates

     Sequa believes that the application of the following accounting policies is important to its financial position and results of operations and requires significant judgments and estimates on the part of management. For a summary of all of Sequa's significant accounting policies see
Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K and incorporated herein by reference.

Allowance for Doubtful Accounts

     Certain of Sequa's operating segments provide services to industries that are experiencing, or have experienced, difficult economic pressures. The Aerospace segment performs repair and other services for the commercial airline industry. See the Risk/Concentration of Business section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K for further discussion. Many of Sequa's customers are large, well-known companies, and the customer base is monitored through a review of account balance agings, an assessment of customer financial condition, and interactions with the customers. Reserves are established through a combination of specific identification of problem accounts and percentages of aging brackets.

Inventory Valuation

     The Aerospace segment (Chromalloy) maintains significant inventories of parts to serve the commercial aviation repair market. In order to ensure that any obsolete or slow moving inventory is properly identified and valued, Chromalloy has in place a policy that mandates minimum write-down requirements based on usage. The policy provides for a consistent and systematic approach to valuing inventory at the lower of cost or market, with inventory values reassessed quarterly and at year-end for adequacy. The decline in air travel from pre-September 11, 2001 levels, and the related reduction in the number of hours jet engines are flown, has had an unfavorable impact on inventory valuations. A further decline in air travel would have an additional unfavorable impact. Management believes that, while demand for certain repair services and manufactured parts has been lower since September 11, 2001, the long-term outlook for the industry is positive.

Goodwill

     SFAS No. 142 requires that goodwill and other intangible assets be tested for impairment on an annual basis. Sequa recorded a $13.0 million after-tax transitional impairment charge related to continuing operations effective with the January 1, 2002 adoption of SFAS No. 142. Sequa updated its review of goodwill on its selected annual test dates of October 1, 2004, 2003 and 2002 and noted no further impairment. In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. If these estimates and assumptions change in the future due to such factors as a decline in general economic conditions; a long-term or permanent decline in air travel; competitive pressures on sales and margins; and other factors beyond management's control, an impairment charge may be required. Details of remaining goodwill balances by segment are included in Note 24 to the Consolidated Financial Statements of this Annual Report on Form 10-K and are incorporated herein by reference.

Revenue Recognition

     Generally, sales are recorded when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collectibility is reasonably assured and the services have been rendered or the products have been shipped and risk of loss has transferred to the customer. For arrangements entered into after June 30, 2003 that call for multiple deliverables, Sequa recognizes revenue in accordance with the Emerging Issues Task Force Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables."

     Revenue is recognized under the material-by-the-hour and the power-by-the-hour contracts based on the estimated fair value of units shipped. Recognition of revenue associated with unbilled receivables is limited to amounts contractually recoverable. Estimates of total contract revenues and costs are reviewed at a minimum each quarter. Risk factors affecting the overall revenue of the contract concern the usage of engines during the contract period. Future engine usage may be adversely affected by general economic slowdowns, the fallout from possible terrorist attacks similar to those seen on September 11, 2001 and possible complications related to certain customers' emergence from bankruptcy.

Pensions

     Pension expense and pension liabilities are actuarially determined and are affected by management's assumptions with respect to the discount rate for obligations, the future rate of increase in compensation levels, and the expected long-term rate of return on plan assets. Pension expense and liabilities can also be affected by changes in plan benefits and the actual return on plan assets. The discount rate is based on an analysis of discounted cash flows using an interest spot rate curve in conjunction with a further review of high- and medium-grade corporate long-term bond rates. The rate of increase in compensation levels is based on management's assessment of the current and future economic environment and overall salary trends. The expected long-term rate of return considers the allocation of plan assets, the historical performance of total plan assets, and economic and other indicators of future performance. In addition, Sequa may consult with and consider the opinions of financial and other professionals in developing appropriate return benchmarks. Changes in the discount rate and the expected long-term rate of return on plan assets, as well as actual returns on plan assets that differ from the expected return, can have a significant impact on pension expense and related liabilities.

Income Taxes

     Sequa has significant domestic net operating loss carryforwards, as well as deferred tax assets established through other comprehensive income in recording a minimum required pension liability. Management believes that such carryforwards and deferred tax assets will be utilized before their expiration through future reversals of existing taxable temporary differences, future earnings and available tax planning strategies. Sequa's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions; the state of the airline industry and other major markets, competitive pressures on sales and margins, and other factors beyond management's control. There can be no assurance that Sequa will meet its expectations for future domestic taxable income in the carryforward period or that available tax strategies can be enacted. However, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income and available tax strategies will be sufficient to fully realize the domestic operating loss carryforwards and deferred tax assets at December 31, 2004.

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

Other Information

     On December 16, 2004, Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123(R)), "Share-Based Payment," was issued. SFAS No. 123(R), which must be adopted no later than July 1, 2005, is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees." The approach in SFAS No. 123(R) is similar to the approached described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure, required under SFAS No. 123, is no longer an alternative. Sequa will adopt SFAS No. 123(R) no later than July 1, 2005.

     Sequa currently follows APB No. 25, which measures compensation cost for stock options as the excess, if any, of the quoted market price of a company's stock at the grant date over the exercise price. As Sequa's stock option plans require the exercise price to be no less than the fair market value at the date of grant, no compensation expense is recognized for stock options granted. Pro forma disclosure, as if compensation cost for Sequa's stock option plans was determined using SFAS No. 123, is presented in Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K and is incorporated herein by reference.

     SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

(1)

A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

(2)

A "modified retrospective" method which includes the requirements of the modified prospective method but also permits entities to restate, based on the amount previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

Sequa plans to adopt SFAS No. 123(R) using the modified prospective method. Sequa does not expect the impact of the adoption of this standard to differ significantly from the pro forma information presented in Note 1 to these consolidated financial statements.

Internal Controls over Financial Reporting

     Sequa's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Sequa's management, including the Chief Executive Officer and Chief Financial Officer, Sequa conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that Sequa's internal control over financial reporting was not effective as of December 31, 2004 because of the effect of material weaknesses identified and more fully discussed in Part II, Item 9A, Controls and Procedures, of this Annual Report on Form 10-K, which is incorporated herein by reference.

     The existence of one or more material weaknesses creates a more than remote likelihood of material misstatements in Sequa's financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If management fails to achieve and maintain the adequacy of internal controls in accordance with applicable standards, Sequa may be unable to conclude on an ongoing basis that it has effective internal controls over financial reporting in accordance with Section 404. If Sequa cannot produce reliable financial reports, its business and financial condition could be harmed, investors could lose confidence in the reported financial information, the market price of Sequa's stock could decline significantly, and Sequa may be unable to obtain additional financing to operate and expand its business.

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

Ethics and Code of Business Conduct

     Sequa has adopted a Code of Business Conduct (the Code of Conduct) which is available in its entirety on the Sequa web site at (www.sequa.com) and to any stockholder requesting a copy. All Sequa employees, officers, and directors, including the Executive Chairman of the Board, the Chief Executive Officer, the Senior Vice President, Legal (the chief legal officer), and the Senior Vice President, Finance (the chief financial officer), are required to adhere to the Code of Conduct in discharging their work-related responsibilities. Employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Conduct. Amendments to the Code of Conduct, and any waivers from the Code of Conduct granted to directors or executive officers, will be filed with the Securities and Exchange Commission in accordance with applicable rules and regulations and will also be made available through Sequa's web site.

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

New York Stock Exchange Certification

     Each year, the Chief Executive Officer of a company listed on the New York Stock Exchange (NYSE) must certify to the NYSE that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of that certification, qualifying the certification to the extent necessary.

     In 2004, Sequa's Chief Executive Officer certified, without qualification, that he was not aware of any violation by Sequa of the NYSE corporate governance listing standards.

Operating Results 2003-2002

Sales

     Overall sales increased 7% in 2003, driven by advances in the Automotive, Metal Coating, Industrial Machinery, and Specialty Chemicals segments, tempered by a small decline at the Aerospace segment. Sales benefited from the impact of exchange rate changes on translation of local currency results into US dollars (approximately $65.6 million) and $28.2 million of sales added through the addition of an acquired unit in the Aerospace segment. A detailed review of sales by operating segment follows.

     Sales of the Aerospace segment declined 2% in 2003. Excluding the $28.2 million of sales added by the September 30, 2002 acquisition of Pacific Gas Turbine (PGT), an engine overhaul unit that was formerly an equity affiliate, sales declined 6% in 2003. Engine component repair sales declined 9% as a result of intense pricing pressure and the continuing downturn in the commercial aviation market, and combined with a modest decline in sales to the US military more than offset increased sales to the industrial turbine market and the benefit of translating local currency sales into US dollars (approximately $15.2 million). Sales of units primarily engaged in the manufacture of original equipment components posted a modest increase as the benefit of translating local currency sales into US dollars (approximately $6.5 million) bolstered a small increase in sales to the commercial aviation market, partially offset by lower sales to the US military.

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

     Sales of the Specialty Chemicals segment increased 22% in 2003 due to three main factors: the benefit of translating local currency sales into US dollars (approximately $15.4 million); improved sales at the specialty chemicals distribution units; and continued strength in demand for the detergent additive TAED. The specialty chemicals distribution units benefited from the strength of the Euro and increased product offerings, partially offset by softness in the European economy.

     Sales of the Industrial Machinery segment increased 7% in 2003. The advance reflects improved sales at the unit's European operations, an 11% increase in worldwide sales of spare parts and customer service and the benefit of translating local currency sales into US dollars (approximately $11.2 million). The European sales reflect a slight pickup in sales to the graphic arts market and higher sales of emission control equipment. On an overall basis, this increase was offset by slightly lower equipment sales at both the US and Asian operations.

     Sales of the Other Products segment declined 1% in 2003, primarily the result of a consolidated formalwear market and intense pricing pressure.

Operating Income

     Overall operating income increased 21% in 2003 as advances at the Automotive, Metal Coating, Specialty Chemicals and Industrial Machinery segments more than offset a sharp decline at the Aerospace segment, a $12.0 million increase in pension costs and increased restructuring and related asset impairment charges. Sequa's foreign operations contributed operating income of $44.2 million in 2003, compared with $29.2 million in 2002. The profitability of Sequa's foreign operations is driven by the results of the Specialty Chemicals operations, the overseas operations of the Casco Products unit of the Automotive segment and the foreign units of the Aerospace segment, some of which derive a large portion of their earnings from the heavy industrial gas turbine aftermarket. The advance in 2003 also reflects improvement at the foreign operations of ARC Automotive and the Industrial Machinery segment. Results of foreign operations also benefited from the impact of exchange rate changes on the translation of local currency results into US dollars (approximately $3.0 million). A detailed review of operating income by segment follows.

     Operating income in the Aerospace segment (Chromalloy) declined 40% in 2003 as a result of lower sales and continued pricing pressure in the aftermarket for commercial aviation engine component repair; losses recorded at the newly acquired engine overhaul unit; restructuring charges related to workforce reductions and a plant consolidation ($2.7 million in 2003, compared with $0.8 million in 2002); increased pension costs; and a $0.7 million charge to reserve receivables from a foreign airline that filed for bankruptcy protection. These factors were partially offset by $3.1 million of income relating to a dispute on contractual obligations in the commercial repair business and higher sales to the industrial turbine market. Results of units primarily engaged in the manufacture of original equipment components declined as a result of restructuring charges recorded in the second quarter.

     The Automotive segment posted operating profit of $9.3 million in 2003, compared with a loss of $0.5 million in 2002. Both units in the segment contributed to the advance. Results of ARC Automotive advanced $6.9 million in 2003, moving from a loss in the year-earlier period. The improvement reflects the higher level of sales and royalty payments in 2003, benefits derived from ongoing Six Sigma initiatives and the strengthening of the Euro. These improvements were partially offset by increased research and development and pension costs. Operating income advanced 68% at the Casco Products unit, driven by higher sales, improvements generated by restructuring activities and operating efficiencies at the international units, partially offset by restructuring and related asset impairment charges and increased pension costs at the US operations. The restructuring charges related primarily to costs to transfer the unit's Connecticut manufacturing operation to other lower-cost facilities.

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

     The Industrial Machinery segment posted operating profit in 2003, whereas this segment recorded an operating loss in 2002. The improvement reflects higher sales, the benefits of previous restructuring actions, and efficiencies and cost controls generated by ongoing Six Sigma initiatives. These factors were mitigated by $2.9 million of restructuring charges related to streamlining both European and US operations in response to the tight market environment ($2.3 million in 2002), and higher pension costs.

     The After Six unit of the Other Product segment posted a significant decline in profits in 2003, a reflection of the lower level of sales and the tight formalwear market, lower margins and a 57% increase in pension costs.

     Corporate expenses increased 6% in 2003, primarily a reflection of a $3.3 million increase in pension expense; higher environmental cleanup provisions ($1.7 million in 2003, $0.3 million in 2002); and higher insurance costs partially offset by a lower provision for incentive compensation and the absence of a restructuring charge recorded in 2002.

Pension Expense

     Operating income includes net periodic pension cost related to all significant domestic and foreign funded defined benefit plans of $21.8 million in 2003, compared with $9.8 million in 2002. On an annual basis Sequa reviews the assumptions used in accounting for these plans. In order to reflect current market conditions in the calculation of the net periodic pension cost, the long-term expected rate of return in 2003 was 8.3%, compared with 9.0% in 2002; and the discount rate used in 2003 was 6.75%, compared with 7.5% in 2002. As a result of these changes and the effect of a decline in the investment performance of its pension portfolios in 2002, net periodic pension cost more than doubled in 2003, compared with 2002.

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

Other, Net

     In 2003, Other, net included $4.4 million of gain relating to the sale of assets, which included the sale of a can-forming machinery plant that was closed as part of the restructuring activities undertaken in 2001 and which was subsequently managed by Sequa's Centor unit; $2.2 million of income on the cash surrender value of corporate-owned life insurance; $1.7 million of charges for the amortization of capitalized debt issuance costs; $1.6 million of charges for letters of credit and commitment fees; $1.2 million of expense related to a minority interest holder; $1.0 million of expense related to the re-audit of the 2001 consolidated financial statements, which had been audited by an accounting firm no longer in existence, and which re-audit was deemed required due to the classification of ARC propulsion as a discontinued operation as a result of its sale; and $0.6 million of discount expense on the sale of accounts receivable.

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

Income Tax Benefit

     The 2003 income tax benefit of $6.7 million related to continuing operations includes a $2.8 million reversal of income tax reserves no longer required based on a then current analysis of probable exposures. The effect of this item was to increase basic earnings per share by $0.27.

     The 2002 income tax benefit of $13.4 million includes $4.1 million of tax benefit, related to an increase in domestic net operating loss carryforwards due to the resolution of issues and the related completion of an IRS audit, and $2.4 million of income relating to the reversal of income tax reserves no longer required, due to the completion of tax audits at two foreign units. The effect of these items was to increase basic earnings per share by $0.40 and $0.23, respectively.

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

     Sequa completed the transitional impairment review required under SFAS No. 142 and recorded, effective January 1, 2002, a non-cash charge related to continuing operations of $13.0 million (net of a related tax benefit on deductible goodwill of $7.8 million) as the effect of a change in accounting principle in the Consolidated Statement of Operations. The transitional charge related to continuing operations was for the ARC Automotive ($3.1 million) reporting unit of the Automotive segment, the Industrial Machinery segment ($9.1 million) and the After Six ($0.8 million) reporting unit of the Other Products segment. The effect of the change in accounting principle relating to continuing operations reduced basic earnings per share by $1.25 in 2002. A non-cash, after-tax charge of $101.8 million, relating to the ARC propulsion business, was reclassified to the results of discontinued operations in the Consolidated Statement of Operations. The fair value of Sequa's reporting units was measured using an income approach based on a present value technique of estimated expected future cash flows.

     Pursuant to SFAS No. 142, goodwill is to be reviewed for impairment on an annual basis. Sequa has selected October 1 as the date for subsequent reviews. Sequa reviewed its goodwill as of October 1, 2003 and 2002 and determined that no further impairment of goodwill had occurred.

Income (Loss) from Discontinued Operations

     The income of Sequa Can Machinery, net of tax, included in discontinued operations was $2.9 million or $0.28 per basic share from discontinued operations in 2003. The income of TCT, net of tax, included in discontinued operations was $2.8 million or $0.27 per basic share from discontinued operations in 2003.

     Income from ARC propulsion, net of tax, included in discontinued operations was $3.5 million or $0.33 per basic share from discontinued operations in 2003 and $7.5 million or $0.72 per basic share from discontinued operations in 2002. Income from discontinued operations also includes a $101.8 million after tax charge for the 2002 effect of a change in accounting principle ($9.78 per basic share) related to the operations of the ARC propulsion business. The 2003 sale of the ARC propulsion business resulted in an after-tax gain of $3.1 million or $0.30 per basic share.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Sequa Corporation

We have audited the accompanying consolidated balance sheets of Sequa Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sequa Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Notes 1 and 7 to the consolidated financial statements, effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sequa Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting because of the existence of two material weaknesses.

Ernst & Young LLP

New York, New York

March 9, 2005

SEQUA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	At December 31,

	2004	2003*

	(Amounts in thousands,
	except share data)

ASSETS
Current assets
Cash and cash equivalents	$204,842	$184,273
Trade receivables, net (Note 2)	319,819	302,738
Unbilled receivables (Note 2)	39,060	-
Inventories (Note 3)	428,533	362,878
Assets of discontinued operations (Note 5)	222	91,305
Deferred income taxes (Note 10)	43,370	50,071
Other current assets	26,882	36,467

Total current assets	1,062,728	1,027,732

Investments
Investments and other receivables (Note 4)	120,588	90,552
Assets of discontinued operations (Note 5)	69,844	76,752

	190,432	167,304

Property, plant and equipment, net (Note 6)	431,337	445,233

Other assets
Goodwill (Note 7)	147,943	144,172
Deferred income taxes (Note 10)	23,225	15,097
Deferred charges and other assets (Note 8)	107,088	92,787

	278,256	252,056

Total assets	$1,962,753	$1,892,325

* See Notes 1 and 5 to the consolidated financial statements.

The accompanying notes are an integral part of the financial statements.

SEQUA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	At December 31,

	2004	2003*

	(Amounts in thousands,
	except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt (Note 9)	$520	$2,508
Accounts payable	186,858	163,097
Taxes on income (Note 10)	22,016	21,363
Liabilities of discontinued operations (Note 5)	-	20,403
Accrued expenses (Note 11)	176,983	160,465

Total current liabilities	386,377	367,836

Noncurrent liabilities
Long-term debt (Note 9)	798,105	798,166
Liabilities of discontinued operations (Note 5)	1,665	1,787
Other noncurrent liabilities (Notes 12 and 14)	105,545	126,445

Total noncurrent liabilities	905,315	926,398

Shareholders' equity (Notes 15, 16 and 17)
Preferred stock--$1 par value,
1,825,000 shares authorized; 797,000
shares of $5 cumulative convertible stock
issued at December 31, 2004 and 2003
(involuntary liquidation value--$17,181
at December 31, 2004)	797	797
Class A common stock--no par value,
50,000,000 shares authorized; 7,410,000
shares issued at December 31, 2004 and
7,321,000 shares issued at December 31, 2003	7,410	7,321
Class B common stock--no par value
10,000,000 shares authorized; 3,727,000
shares issued at December 31, 2004 and 2003	3,727	3,727
Capital in excess of par value	294,092	290,043
Retained earnings	400,571	383,408
Accumulated other comprehensive income (loss)	41,994	(9,398)

	748,591	675,898
Less: cost of treasury stock	77,530	77,807

Total shareholders' equity	671,061	598,091

Total liabilities and shareholders' equity	$1,962,753	$1,892,325

* See Notes 1 and 5 to the consolidated financial statements.

The accompanying notes are an integral part of the financial statements.

SEQUA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,

	2004	2003*	2002*

	(Amounts in thousands, except per share data)

Sales	$1,864,063	$1,547,284	$1,447,819

Costs and expenses (Note 19)
Cost of sales	1,532,012	1,295,668	1,203,691
Selling, general and administrative	252,178	203,793	204,722

	1,784,190	1,499,461	1,408,413

Operating income	79,873	47,823	39,406

Other income (expense)
Interest expense	(72,037)	(68,285)	(63,602)
Interest income	4,183	2,481	3,351
Equity in income (loss) of unconsolidated joint ventures (Note 4)	9,767	9,673	(77)
Other, net (Note 20)	(9,516)	763	3,677

	(67,603)	(55,368)	(56,651)

Income (loss) from continuing operations
before income taxes	12,270	(7,545)	(17,245)

Income tax benefit (Note 10)	400	6,700	13,400

Income (loss) from continuing operations	12,670	(845)	(3,845)

Income (loss) from discontinued operations, net of
income taxes (Note 5)	6,557	12,283	(99,732)

Income (loss) before the effect of a change
in accounting principle	19,227	11,438	(103,577)

Effect of a change in accounting principle, net of
income taxes (Note 7)	-	-	(12,965)

Net income (loss)	19,227	11,438	(116,542)

Preferred dividends	(2,064)	(2,064)	(2,064)

Net income (loss) available to common stock	$17,163	$9,374	$(118,606)

Basic and diluted earnings (loss) per share (Note 22)
Income (loss) from continuing operations	$1.01	$(0.28)	$(0.57)
Income (loss) from discontinued operations	0.63	1.18	(9.57)
Effect of a change in accounting principle	-	-	(1.25)

Net income (loss)	$1.64	$0.90	$(11.39)

*See Notes 1 and 5 to the consolidated financial statements.
The accompanying notes are an integral part of the financial statements.

SEQUA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,

	2004	2003*	2002*

	(Amounts in thousands)
Cash flows from operating activities
Income (loss) from continuing operations before income
Taxes	$12,270	$(7,545)	$(17,245)
Adjustments to reconcile income (loss) to net cash
Provided by operating activities:
Depreciation and amortization	89,566	77,767	73,033
Provision for losses on receivables	229	2,954	3,568
Loss on sale of businesses	2,563	-	-
Gain on sale of assets	(818)	(4,407)	(385)
Equity in (income) loss of unconsolidated
joint ventures	(9,767)	(9,673)	77
Other items not providing cash	2,824	(957)	(2,957)
Changes in operating assets and liabilities, net of
Businesses acquired and sold:
Receivables	(48,438)	(33,145)	3,047
Inventories	(62,561)	(5,540)	15,526
Other current assets	8,885	2,201	372
Accounts payable and accrued expenses	46,586	(7,211)	2,256
Other noncurrent liabilities	(25,211)	(56,886)	(16,186)

Net cash provided by (used for) continuing operations before
Income taxes	16,128	(42,442)	61,106
Net cash provided by discontinued
Operations before income taxes	15,377	17,587	23,439
Income taxes paid, net	(19,408)	(17,404)	(10,257)

Net cash provided by (used for) operating activities	12,097	(42,259)	74,288

Cash flows from investing activities
Purchase of property, plant and equipment	(67,701)	(68,253)	(66,740)
Sale of property, plant and equipment	6,463	7,064	3,984
Sale of businesses, net of cash sold	73,771	133,000	-
Businesses purchased, net of cash acquired	(4,543)	-	(8,398)
Other investing activities	(4,800)	568	(10,310)

Net cash provided by (used for) investing activities	3,190	72,379	(81,464)

Cash flows from financing activities
Proceeds from accounts receivable sold	-	75,000	134,000
Repurchases of accounts receivable sold	-	(155,000)	(118,000)
Proceeds from debt	2,606	103,235	3,248
Payments of debt	(4,986)	(11,555)	(11,352)
Payments of preferred dividends	(2,064)	(2,064)	(2,064)
Other financing activities	4,416	(824)	2,642

Net cash (used for) provided by financing activities	(28)	8,792	8,474

Effect of exchange rate changes on cash and cash
Equivalents	5,310	6,838	10,455

Net increase in cash and cash equivalents	20,569	45,750	11,753
Cash and cash equivalents at beginning of year	184,273	138,523	126,770

Cash and cash equivalents at end of year	$204,842	$184,273	$138,523

* See Notes 1 and 5 to the consolidated financial statements.

The accompanying notes are an integral part of the financial statements.

SEQUA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
						Accumulated
		Class A	Class B	Capital in		Other		Total
	Preferred	Common	Common	Excess of	Retained	Comprehensive	Treasury	Shareholders'
	Stock	Stock	Stock	Par Value	Earnings	Income (Loss)	Stock	Equity

	(Amounts in thousands, except per share data)
Balance at December 31, 2001	$797	$7,284	$3,727	$288,179	$492,640	$(69,503)	$(78,662)	$644,462
Net loss	-	-	-	-	(116,542)	-	-	(116,542)
Foreign currency translation adjustment	-	-	-	-	-	36,290	-	36,290
Reversal of unrealized gain on marketable
Securities	-	-	-	-	-	(885)	-	(885)
Tax benefit for reversal of unrealized gain
On marketable securities	-	-	-	-	-	310	-	310
Unrealized gain on cash flow hedges	-	-	-	-	-	133	-	133
Tax provision for unrealized gain on cash
Flow hedges	-	-	-	-	-	(46)	-	(46)
Minimum pension liability adjustment	-	-	-	-	-	(100,118)	-	(100,118)
Tax benefit on minimum pension liability
Adjustment	-	-	-	-	-	35,041	-	35,041

Comprehensive loss								(145,817)

Stock options exercised	-	37	-	2,046	-	-	-	2,083
Stock grants	-	-	-	(67)	-	-	356	289
Tax benefit on stock options	-	-	-	58	-	-	-	58
Cash dividends:
Preferred - $5.00 per share	-	-	-	-	(2,064)	-	-	(2,064)

Balance at December 31, 2002	797	7,321	3,727	290,216	374,034	(98,778)	(78,306)	499,011
Net income	-	-	-	-	11,438	-	-	11,438
Foreign currency translation adjustment	-	-	-	-	-	42,239	-	42,239
Unrealized gain on cash flow hedges	-	-	-	-	-	97	-	97
Tax provision for unrealized gain on cash flow hedges	-	-	-	-	-	(34)	-	(34)
Minimum pension liability adjustment	-	-	-	-	-	72,428	-	72,428
Tax provision on minimum pension liability
Adjustment	-	-	-	-	-	(25,350)	-	(25,350)

Comprehensive income								100,818

Stock grants	-	-	-	(173)	-	-	499	326
Cash dividends:
Preferred - $5.00 per share	-	-	-	-	(2,064)	-	-	(2,064)

Balance at December 31, 2003	797	7,321	3,727	290,043	383,408	(9,398)	(77,807)	598,091
Net income	-	-	-	-	19,227	-	-	19,227
Foreign currency translation adjustment	-	-	-	-	-	27,933	-	27,933
Unrealized gain on cash flow hedges	-	-	-	-	-	(261)	-	(261)
Minimum pension liability adjustment	-	-	-	-	-	36,492	-	36,492
Tax provision on minimum pension liability
Adjustment	-	-	-	-	-	(12,772)	-	(12,772)

Comprehensive income								70,619

Stock options exercised	-	89	-	4,151	-	-	(228)	4,012
Stock grants	-	-	-	(102)	-	-	505	403
Cash dividends:
Preferred - $5.00 per share	-	-	-	-	(2,064)	-	-	(2,064)

Balance at December 31, 2004	$797	$7,410	$3,727	$294,092	$400,571	$41,994	$(77,530)	$671,061

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

     Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46), as revised, attempts to clarify the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In general, a Variable Interest Entity (VIE) is an entity that has (1) an insufficient amount of equity for the entity to carry on its principal operations without additional subordinated financial support from other parties, (2) a group of equity owners that are unable to make decisions about the entity's activities or (3) equity that does not absorb the entity's losses or receive the benefits of the entity. The revision of FIN No. 46 excludes operating businesses from its application, unless (1) the reporting company and its related parties were involved in the formation of the entity (excluding operating joint ventures under joint control of the company and one or more independent parties), (2) substantially all of the activities of the entity are conducted on behalf of the reporting company, (3) the reporting company provides more than half of the equity, subordinated debt or other forms of subordinated support and (4) the activities of the entity primarily relate to securitizations or other forms of asset backed financing.

     Sequa's 50% or less owned joint ventures are excluded from consideration as VIEs under the parameters of FIN No. 46. The 52.6% owned component manufacturing operation, BELAC LLC (BELAC), has been determined not to be a VIE, and therefore its financial statements are not required to be consolidated with those of Sequa under FIN No. 46. Management considers BELAC to have sufficient equity to carry on its principal operations. BELAC has never utilized third-party debt; its equity absorbs losses and receives the benefit of its income; and its equity owners as a group are able to make decisions about its operating activities.

     Sequa Receivables Corporation (SRC), a wholly owned special purpose corporation engaged in selling an undivided percentage ownership interest in Sequa's eligible domestic trade receivables (see Note 2 for further discussion), is a VIE. SRC's assets are available to satisfy its obligations to the bank administered multi-seller commercial paper conduit, and SRC bears the risk of loss relative to uncollectible receivables. Sequa's trade receivables are net of receivables sold under SRC's Receivables Purchase Agreement.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     In 2004, Sequa sold certain assets and liabilities of Sequa Can Machinery, Inc. and its affiliated companies (collectively referred to as Sequa Can Machinery) and of TurboCombustor Technology, Inc. (TCT), an affiliated subsidiary of Chromalloy Gas Turbine Corporation (Chromalloy). In 2003, Sequa sold Atlantic Research Corporation's propulsion business, including the shares of ARC UK Limited (collectively referred to as the ARC propulsion business). The Consolidated Financial Statements have been restated to reflect these businesses as discontinued operations. Additional detail with respect to these divestitures is included in Note 5 to these Consolidated Financial Statements.

     The classification of Sequa Can Machinery and TCT as discontinued operations, coupled with improved sales at MEGTEC Systems, Inc. (MEGTEC Systems), has resulted in a realignment of Sequa's segment reporting. A new Industrial Machinery segment has been established, which is composed solely of MEGTEC Systems, Sequa's producer of air flotation dryers for the graphic arts market and a supplier of emission control systems for industrial applications as well as auxiliary equipment for web offset printing. MEGTEC Systems was previously included in the Other Products segment.

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

Cash and Cash Equivalents

     Sequa considers time deposits, certificates of deposit and marketable securities with maturities of three months or less from date of purchase to be cash equivalents. Where the right of set-off exists, Sequa has netted overdrafts with unrestricted cash and cash equivalents.

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

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Property, Plant and Equipment, Net

     For financial reporting purposes, Sequa computes depreciation using a units of production method for automotive airbag inflator component production lines and for certain jet engines that are on lease to an airline. Sequa uses a straight-line method for its remaining assets.

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

Goodwill

     On January 1, 2002, Sequa adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), and recorded non-cash charges at such date as described in Note 7 to these Consolidated Financial Statements. The statement changed the accounting for goodwill from an amortization method to an impairment only approach.

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

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Pursuant to SFAS No. 142, goodwill is to be reviewed for impairment on an annual basis. Sequa has selected October 1 as the date for subsequent reviews. Sequa reviewed its goodwill as of October 1, 2004, 2003 and 2002 and determined that no further impairment of goodwill had occurred.

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

     Forward foreign exchange contracts and derivatives thereof are used to hedge the cash flows of certain forecasted sales and intercompany firm sales commitments. These contracts are primarily short-term in nature with the maximum hedge period not exceeding two years. Gains and losses on these contracts, representing the effective portion of the hedging activity are reported in Accumulated Other Comprehensive Income (Loss). These deferred gains and losses are recognized in operating income in the period in which the sale is recognized. Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Operations in the period they occur. Other, net in the Consolidated Statement of Operations includes expense of $2,514,000 in 2004, income of $227,000 and $930,000 in 2003 and 2002, respectively, related to the fair market valuation of forward foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting.

     Gains and losses on the fair market value of natural gas swaps that include a written option and which do not qualify for hedge accounting are reported in earnings as a component of Other, net. Gains and losses on natural gas swaps that do not include a written option and which are highly effective in hedging the cash flow variability of certain anticipated purchases are deferred and included as a component of Accumulated Other Comprehensive Income (Loss) until the purchase is consummated. At December 31, 2004, there were no open natural gas swap agreements.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Environmental Remediation and Compliance

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In 2004, 2003 and 2002, Sequa recorded charges of $2,500,000, $1,700,000 and $250,000, respectively, to increase its accruals for remediation costs. Of the total 2004 charge, $1,000,000 was included in the results of discontinued operations and relates to the ARC propulsion Gainesville, Virginia facility. Based on an analysis of currently available information and previous experience with respect to hazardous substances, it is possible that costs associated with the ARC Gainesville site may exceed current reserves although a range for possible additional costs cannot be reasonably estimated. Sequa has placed its insurance carriers on notice that a claim with respect to certain contamination will be filed and Sequa's present reserves do not consider possible recoveries from such carriers. At December 31, 2004, the potential exposure for all remediation costs, excluding financial liabilities assumed by GenCorp Inc.'s Aerojet General Corporation subsidiary (Aerojet), is estimated to range from $12,000,000 to $20,000,000, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $16,640,000. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Sequa anticipates that remedial cash expenditures will be between $3,000,000 and $6,000,000 in 2005.

Revenue Recognition

     Generally, sales are recorded when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collectibility is reasonably assured and the services have been rendered or the products are shipped and risk of loss has transferred to the customer. For arrangements entered into after June 30, 2003 that call for multiple deliverables, Sequa recognized revenue in accordance with the Emerging Issues Task Force (EITF) Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables."

     Revenue is recognized under the Aerospace segment's material-by-the-hour and power-by-the-hour contracts based on the estimated fair value of units shipped. Recognition of revenue associated with unbilled receivables is limited to amounts contractually recoverable. Estimates of total contract revenues and costs are reviewed at a minimum each quarter.

Research and Development

     Research and development costs are charged to expense as incurred and amounted to $16,400,000 in 2004, $13,370,000 in 2003 and $13,428,000 in 2002.

Stock-Based Compensation

     Sequa currently follows Accounting Principles Board (APB) Opinion No. 25, which measures compensation cost for stock options as the excess, if any, of the quoted market price of a company's stock at the grant date over the exercise price. As Sequa's stock option plans require the exercise price to be no less than the fair market value at the date of grant, no compensation expense is recognized for stock options granted.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

     Had compensation cost for Sequa's stock option plans been determined using the fair value method under SFAS No. 123, "Accounting for Stock-Based Compensation," Sequa's income (loss) from continuing operations and related earnings (loss) per share would have been affected as follows:
	Year Ended December 31,
	2004	2003	2002

	(Amounts in thousands,
	except per share data)
Reported income (loss) from continuing operations Stock based	$12,670	$(845)	$(3,845)
Stock-based compensation, net of related tax effects, under SFAS No. 123	(1,562)	(480)	(101)

Adjusted income (loss) from continuing operations	$11,108	$(1,325)	$(3,946)

Basic and diluted income (loss) per share: Reported earnings (loss) from continuing operations	$1.01	$(0.28)	$(0.57)
Stock-based compensation, net of related tax effects, under SFAS No. 123	(0.15)	(.04)	(.01)

Adjusted income (loss) from continuing operations	$0.86	$(0.32)	$(0.58)

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted in 2004. The model's weighted average assumptions in prior years were as follows: expected option life of 4 years for both 2003 and 2002, risk free interest rate of 2.56% in 2003 and 2.43% in 2002, expected volatility of 44.56% and 39.50% in 2003 and 2002, respectively, and expected dividend yield of 0% in both years.

     On December 16, 2004, Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123(R)), "Share-Based Payment," was issued. SFAS No. 123(R), which must be adopted no later than July 1, 2005, is a revision of SFAS No. 123 and supersedes APB No. 25. The approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure, required under SFAS No. 123, is no longer an alternative. Sequa will adopt SFAS No. 123(R) no later than July 1, 2005. Sequa does not expect the impact of the adoption of this standard to differ significantly from the pro forma information presented above.

Income Taxes

     Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes provided for temporary differences between amounts of assets and liabilities recorded for tax and financial reporting purposes.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2.  Trade Receivables, Net and Unbilled Receivables

     Sequa Receivables Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement (RPA) that extends through November 16, 2006. Under the RPA, SRC may sell an undivided percentage ownership interest up to a maximum participation of $75,000,000 in Sequa's eligible domestic trade receivables through a bank administered multi-seller commercial paper conduit. The RPA was amended and restated in May 2004 to include a third bank to sell commercial paper through a second bank conduit and to provide back-up liquidity. Back-up liquidity lines provided by the three banks are annually renewable at the banks' option and contain a net worth covenant applicable to Sequa. The sale of receivables through the bank administered conduit is funded through the sale of A1/P1 rated commercial paper. SRC pays a facility fee of 0.75% per annum plus 0.50% per annum above the commercial paper rate based on usage. SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125," transactions under the RPA qualify as a sale of receivables. During the year ended December 31, 2004, no trade receivables were sold under the RPA. Other, net in the Consolidated Statement of Operations includes discount expense related to the sale of receivables of $0 in 2004, $566,000 in 2003 and $1,297,000 in 2002.

     Trade receivables at December 31, 2004 and 2003 are reduced by allowances for doubtful accounts of $10,192,000 and $14,606,000, respectively.

     Unbilled receivables relate to the Aerospace segment's material-by-the-hour contracts, which began to contribute revenue in 2004. Unbilled receivables are limited to amounts that are contractually recoverable.

Note 3.  Inventories

     The components of inventories are as follows:

	At December 31,

	2004	2003

	(Amounts in thousands)
Finished goods	$220,899	$169,123
Work in process	112,280	106,377
Raw materials	115,874	102,459
Customer deposits	(20,520)	(15,081)

	$428,533	$362,878

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4.  Investments and Other Receivables

     Sequa's investments and other receivables consist of the following items:
	At December 31,

	2004	2003

	(Amounts in thousands)
Investments in unconsolidated joint ventures	$69,903	$59,215
Cash surrender value of corporate-owned
life insurance	17,336	14,347
Restricted cash - letter of credit facility	17,289	8,930
Cash collateral at an insurance carrier	-	4,240
Business transferred under contractual arrangements	7,710	-
Investment in TCT Acquisition, Inc.	5,195	-
Other receivables	3,155	3,820

	$120,588	$90,552

     Investment in unconsolidated joint ventures. Sequa has investments in numerous unconsolidated joint ventures, primarily in the Aerospace segment.

     Chromalloy is a partner in joint ventures aimed at strengthening its ties to certain original equipment manufacturers (OEMs) and airline customers, as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements. Sequa's investment in Chromalloy's joint ventures was $68,023,000 and $57,309,000 at December 31, 2004 and 2003, respectively. The combination of income and losses of Chromalloy's joint ventures was income of $10,307,000 in 2004, $9,673,000 in 2003 and $263,000 in 2002. The largest of the Chromalloy joint ventures are discussed in the following paragraphs.

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

     Chromalloy has a 51% ownership interest in, and operating control over, TS. The financial statements of TS are consolidated with those of Sequa, and a Siemens minority interest is reflected. Chromalloy contributed the assets of its UK and Thailand industrial gas turbine operations and its 49% ownership interest in its MJB joint venture to TS. MJB, a partnership with Al Masaood, provides repair and maintenance services for industrial gas turbines from a facility in the United Arab Emirates. Sequa has guaranteed up to $6,589,000 of MJB's bank line of credit. At December 31, 2004, there were no amounts outstanding under this facility. TS serves Europe, the Far East and the Middle East.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Chromalloy has a 20% ownership interest in GTT. Siemens contributed the assets of an Italian facility to GTT, which serves Italy and certain other countries.

     Chromalloy has a 52.6% ownership interest in BELAC, a component manufacturing operation that produces new replacement parts for jet engines. The 52.6% ownership interest does not equate to a controlling interest, primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions. While Chromalloy's partners in this joint venture are major commercial airlines, whose industry has been under significant pressures, management believes that the venture is adequately capitalized to carry on its principal operations without additional subordinated financial support. At December 31, 2004, Sequa's investment in BELAC totaled $6,975,000. In the first quarter of 2003, Sequa's equity share of income from BELAC included a $3,947,000 gain relating to the proceeds of a settlement with a former partner whose withdrawal increased the remaining partners' ownership position. Due to BELAC's adequate level of capitalization, approximately 80% of the settlement amount was distributed to the remaining partners through a dividend. BELAC is not a variable interest entity as defined in Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities," and therefore its financial statements are not consolidated with those of Sequa.

     Chromalloy has two 50/50 joint ventures with Rolls-Royce plc: Turbine Surface Technologies Ltd (TSTL), which provides advanced coatings for Rolls-Royce turbine components, and Turbine Repair Technologies Ltd (TRTL), which provides advanced component repair services for certain Rolls-Royce engines. Sequa has guaranteed 50% of TSTL's future lease payments under the terms of a capitalized lease as well as 50% of an overdraft facility. Total amounts subject to the guarantees may not exceed 11,500,000 British pounds. At December 31, 2004, 6,017,000 British pounds were outstanding related to the guarantees.

     Advanced Coatings Technologies (ACT), a 50%-owned joint venture with United Technologies Corporation, owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts.

     On September 30, 2002, Chromalloy acquired the remaining 50% ownership interest in Pacific Gas Turbine Center, LLC (PGTC), which overhauls and tests certain jet engines. The acquired assets and liabilities of PGTC and the results of operations have been consolidated with those of Sequa from the acquisition date.

     Summarized financial information for Sequa's joint ventures in the aggregate is as follows:
	At December 31,
	2004	2003

	(Amounts in thousands)
Balance sheet
Current assets	$151,627	$140,873
Noncurrent assets	121,170	115,025
Current liabilities	62,469	68,865
Noncurrent liabilities	52,000	43,491

	Year Ended December 31,
	2004	2003	2002

	(Amounts in thousands)
Statement of Operations
Sales	$275,742	$227,376	$153,293
Operating income	31,676	25,591	879
Net income (loss)	24,552	23,691	(2,267)

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Restricted cash and cash collateral. Sequa's ability to obtain letters of credit and surety bonds for financial guarantees had been limited due both to debt ratings that are below investment grade and to the absence of a secured bank credit agreement. In September 2003, Sequa finalized an uncommitted $50,000,000 facility with a major global bank for the issuance of letters of credit that is secured by the assets of the Specialty Chemicals segment. In January 2005, Sequa finalized a revision to the credit line facility to include a second major bank. The revised credit line has a reduced level of pricing retroactive to September 1, 2004, eliminates all restrictions and covenants with respect to the segment and requires a cash collateral balance of 15,000,000 British pounds. Cash collateral held by an insurance carrier was refunded in 2004 upon the issuance of a letter of credit that replaced the collateral.

     Business transferred under contractual arrangements On October 22, 2004, Sequa, through its wholly owned Chromalloy subsidiary, sold the business and substantially all of the assets and certain of the liabilities of Chromalloy's Turbine Airfoils Division (TAD) to Turbine Airfoils Designs, Inc., an affiliate of Chasco Capital Corporation, the merchant banking arm of The Walton Johnson Group, Inc. The Walton Johnson Group, Inc. is a minority-owned diversified holding company based in Dallas, Texas. Chromalloy received $1,000,000 in cash, subject to certain adjustments, and $7,000,000 in notes receivable secured by a first lien against the inventory and property, plant and equipment of Turbine Airfoils Design, Inc. The notes are due and payable at prescribed intervals ending on January 31, 2007. A pre-tax loss of approximately $2,563,000, largely driven by sales related charges, was recognized on the sale. In accordance with Statement of Financial Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), the sale of TAD did not qualify as a discontinued operation due to a significant level of seller provided financing. In accordance with Securities and Exchange Commission guidelines, if a determination is made that a legal transfer of a business ownership should not be recognized as a divestiture for accounting purposes, the assets and liabilities of the business that were subject to the transaction should be segregated in the balance sheet of the selling entity with captions that appropriately convey the distinction between the legal form of the transaction and its accounting treatment.

Note 5.  Discontinued Operations

     On November 4, 2004, Sequa sold the business and substantially all of the assets and certain of the liabilities of Sequa Can Machinery to Stolle Machinery Company, LLC (Stolle). Sequa received $40,771,000 in cash, subject to certain adjustments. A preliminary after-tax gain of approximately $3,193,000 (pre-tax gain of $5,592,000) was recognized on the sale.

     On April 1, 2004, Sequa, through an affiliated subsidiary of Chromalloy, sold the business and substantially all of the assets and certain of the liabilities of TCT to TCT Acquisition, Inc. TCT received $32,000,000 in cash, subject to certain adjustments, and $8,000,000 Face Amount of Series B Convertible Preferred Stock of TCT Acquisition, Inc., representing up to an 18.2% ownership interest in TCT Acquisition, Inc. An investor group and certain management executives of TCT Acquisition, Inc. hold the remaining 81.8% ownership interest. The Series B Convertible Preferred Stock does not possess voting rights, and Sequa does not have representation on the board of directors of TCT Acquisition, Inc. Sequa recognized an after-tax gain of $2,691,000 (pre-tax gain of $5,791,000) on the sale of the TCT business in 2004. The operations and cash flows of the TCT business have been eliminated from the ongoing operations of Chromalloy, and there will be no significant continuing involvement in the operations of TCT Acquisition, Inc.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     On October 17, 2003, Sequa, through its ARC subsidiary, completed the sale of the ARC propulsion business. The sale to Aerojet was pursuant to an agreement entered into by ARC on May 2, 2003. The sale price was $133,000,000 in cash subject to certain adjustments, and Sequa recorded an after-tax gain of $3,104,000.

     During 1991, Sequa adopted a formal plan to divest the investment portfolio of its leasing subsidiary, Sequa Capital Corporation (Sequa Capital), and to classify it as a discontinued operation. Sequa Capital's remaining investment in leveraged leases will be liquidated over the next 10 years as rentals are received and residual values are realized. Debt of discontinued operations represented the remaining amounts owed under the non-recourse securitization of Sequa Capital's leveraged lease portfolio in 1994. The debt, which was serviced by the leveraged lease cash flow stream including residual proceeds, was paid off in July 2004.

     Sequa's investment in the leveraged lease portfolio is subject to risks associated with the ultimate realizability of estimated residual values, as well as the continuing creditworthiness of the various lessees. Certain of the leases concern aircraft leased to major commercial airlines including one with United Airlines (UAL). In December 2002, UAL filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code of 1986, as amended (Chapter 11). In December 2002, Sequa recorded a $10,960,000 after-tax charge of which $6,291,000 related to the write-off of the net investment in the UAL lease. The balance of the after-tax charge relates to a permanent decline in the realizability of remaining aircraft residual values. The effect of the after-tax charge from discontinued operations reduced basic earnings per share by $1.05. At December 31, 2004, Sequa's remaining investment in aircraft leases with major commercial airlines totaled $32,005,000 of which $17,347,000 relates to American Airlines, Inc. and $14,658,000 relates to Delta Airlines, Inc.

     Assets and liabilities of discontinued operations are separately presented in the Consolidated Balance Sheet with the assets and liabilities of Sequa Can Machinery and TCT classified as current at December 31, 2003. The components of discontinued operations included in the Consolidated Balance Sheet are as follows:

	At December 31,

	2004	2003

	(Amounts in thousands)

Current assets:
Assets of Sequa Can Machinery and TCT
Current assets	$-	$43,850
Property, plant and equipment, net	-	16,917
Goodwill	-	4,980
Other noncurrent assets	-	4,436
Investment in leveraged leases	222	21,122

Total current assets	$222	$91,305

Long-term assets:
Investment in leveraged leases	$62,920	$70,607
Other assets	6,924	6,145

Total long-term assets	$69,844	$76,752

Current liabilities:
Liabilities of Sequa Can Machinery and TCT
Current liabilities	$-	$12,963
Debt and related accrued interest	-	7,440

Total current liabilities	$-	$20,403

Noncurrent liabilities:
Other liabilities	$1,665	$1,787

Total noncurrent liabilities	$1,665	$1,787

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Income (loss) from discontinued operations relates to Sequa Can Machinery, TCT and the ARC propulsion business, as well as the 2002 write-off of the net investment in the UAL lease and the permanent decline in the realizability of remaining aircraft residual values, and can be summarized as follows:
	Year Ended December 31,

	2004	2003	2002

	(Amounts in thousands)
Sales	$55,967	$229,885	$240,679
Costs and expenses	52,141	213,808	218,856

Operating income	3,826	16,077	21,823
Other income (loss)	97	902	504

Income before income taxes	3,923	16,979	22,327
Income tax provision	(1,700)	(7,800)	(9,300)

Income before the effect of a change in accounting principle	2,223	9,179	13,027
Effect of a change in accounting principle, net of tax	-	-	(101,799)

Income (loss) before gain on sale	2,223	9,179	(88,772)
Gain on sale of businesses, net of tax	4,334	3,104	-

Income (loss) from discontinued operations before write-offs on leveraged lease portfolio	6,557	12,283	(88,772)
Write-offs on leveraged lease portfolio, net of tax	-	-	(10,960)

Income (loss) from discontinued operations	$6,557	$12,283	$(99,732)

Note 6.  Property, Plant and Equipment, Net

     Property, plant and equipment, net consists of the following:
	At December 31,

	2004	2003

	(Amounts in thousands)
Land and improvements	$27,654	$28,312
Buildings and improvements	241,681	244,245
Machinery and equipment	994,691	955,691
Construction in progress	20,411	17,225

	1,284,437	1,245,473
Accumulated depreciation	(853,100)	(800,240)

	$431,337	$445,233

     Depreciation expense was $82,795,000 in 2004, $71,298,000 in 2003 and $67,602,000 in 2002.

     In 2004, depreciation expense includes $4,146,000 related to asset impairment charges.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

     Sequa completed the transitional impairment review required under SFAS No. 142 and recorded, effective January 1, 2002, a non-cash charge related to continuing operations of $12,965,000 (net of a related tax benefit on deductible goodwill of $7,777,000) as the effect of a change in accounting principle in the Consolidated Statement of Operations. A non-cash, after-tax charge of $101,799,000, relating to the ARC propulsion business, was reclassified to the results of discontinued operations in the Consolidated Statement of Operations. The fair value of Sequa's reporting units was measured using an income approach based on a present value technique of estimated expected future cash flows. The transitional charge related to continuing operations was for the ARC Automotive ($3,128,000) reporting unit of the Automotive segment, the Industrial Machinery segment ($9,036,000) and the After Six ($801,000) reporting unit of the Other Products segment. The effect of the change in accounting principle, relating to continuing operations, reduced basic earnings per share by $1.25 in 2002.

     Pursuant to SFAS No. 142, goodwill is to be reviewed for impairment on an annual basis. Sequa has selected October 1 as the date for subsequent reviews. Sequa reviewed its goodwill as of October 1, 2004, 2003 and 2002 and determined that no further impairment of goodwill had occurred.

     Of the $3,771,000 increase in goodwill in the Consolidated Balance Sheet, $2,761,000 is attributable to the acquisition of a small manufacturer of test products used by the detergent and chemical industry, and the remainder is attributable to foreign currency translation adjustments.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8.  Deferred Charges and Other Assets

     Deferred charges and other assets consist of the following items:
	At December 31,

	2004	2003

	(Amounts in thousands)
Prepaid pension cost	$95,182	$74,227
Debt issuance costs	7,520	9,439
Trademarks	1,540	1,748
Other	2,846	7,373

	$107,088	$92,787

Note 9.  Indebtedness

     Long-term debt is as follows:
	At December 31,

	2004	2003

	(Amounts in thousands)
Senior unsecured notes, at 9%, due 2009	$498,000	$498,000

Senior unsecured notes, at 8 7/8%, due 2008	300,000	300,000

Other payable in varying amounts through 2007	625	2,674

	798,625	800,674

Less current maturities	(520)	(2,508)

	$798,105	$798,166

     The aggregate maturities of total long-term debt during the next five years are $520,000 in 2005, $0 in 2006, $0 in 2007, $300,000,000 in 2008 and $498,000,000 in 2009, excluding the amortizable discount and premium associated with the 9% and 8 7/8 % Senior unsecured notes.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 10.  Income Taxes

     The components of income (loss) from continuing operations before income taxes were:
	Year Ended December 31,

	2004	2003	2002

	(Amounts in thousands)
Domestic	$(47,381)	$(51,226)	$(44,669)
Foreign	59,651	43,681	27,424

	$12,270	$(7,545)	$(17,245)

     The income tax benefit related to continuing operations consisted of:
	Year Ended December 31,

	2004	2003	2002

	(Amounts in thousands)
United States Federal
Current	$950	$206	$(2,067)
Deferred	(18,153)	(21,224)	(22,829)
State and local	914	(1,486)	736
Foreign	15,889	15,804	10,760

	$(400)	$(6,700)	$(13,400)

     The income tax benefit related to continuing operations is different from the amount computed by applying the US Federal statutory income tax rate of 35% to income (loss) from continuing operations before income taxes. The reasons for this difference are as follows:
	Year Ended December 31,

	2004	2003	2002

	(Amounts in thousands)
Computed income taxes at statutory rate	$4,295	$(2,641)	$(6,036)
State and local taxes, net of Federal income
tax benefit	594	1,158	479
Foreign subsidiaries at different tax rates	(2,983)	(1,653)	1,094
Foreign losses/(earnings) not benefited/(provided)	(2,164)	1,850	1,841
Adjustment to net operating loss carryforward due to
completion of Internal Revenue Service audits	2,810	-	(4,149)
Reversal of reserves	-	(2,800)	(2,402)
Extraterritorial income	(289)	(525)	(1,796)
Other, net	(2,663)	(2,089)	(2,431)

	$(400)	$(6,700)	$(13,400)

     In 2003, Sequa reversed $2,800,000 of income tax reserves no longer required based on a then current analysis of probable exposures. In 2002, Sequa reversed $2,402,000 of income tax reserves no longer required, due to the completion of tax audits at two foreign units.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The deferred tax provision represents the change in deferred tax assets and liabilities from the beginning of the year to the end of the year resulting from changes in the temporary differences between the financial reporting basis and the tax basis of Sequa's assets and liabilities.

     Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities are as follows:

	At December 31, 2004

	Deferred	Deferred
	Tax	Tax
	Assets	Liabilities

	(Amounts in thousands)

Accounts receivable allowances	$2,530	$-
Inventory valuation differences	19,279	568
Depreciation	5,809	39,288
Amortizable assets including goodwill	8,504	2,919
Lease and finance transactions	-	47,520
Accruals not currently deductible for tax purposes	36,157	-
Pension liability	18,138	37,470
Tax net operating loss carryforward	88,683	-
Alternative minimum tax credit carryforward	29,313	-
Other tax credit carryforwards	8,991	-
All other	18,373	17,695

Subtotal	235,777	145,460
Valuation allowance	(23,722)	-

Total deferred taxes	$212,055	$145,460

	At December 31, 2003

	Deferred	Deferred
	Tax	Tax
	Assets	Liabilities

	(Amounts in thousands)

Accounts receivable allowances	$4,354	$-
Inventory valuation differences	23,506	333
Depreciation	5,702	42,367
Amortizable assets including goodwill	8,587	-
Lease and finance transactions	-	65,925
Accruals not currently deductible for tax purposes	39,084	-
Pension liability	16,956	22,061
Tax net operating loss carryforward	84,823	-
Alternative minimum tax credit carryforward	29,529	-
Other tax credit carryforwards	4,786	-
All other	15,012	13,535

Subtotal	232,339	144,221
Valuation allowance	(22,950)	-

Total deferred taxes	$209,389	$144,221

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     A valuation allowance has been established to reduce the deferred tax asset recorded for certain tax credits that may expire unutilized and to reduce the tax benefit recorded for a portion of the cumulative losses of foreign subsidiaries. The alternative minimum tax credit carryforward does not expire and can be carried forward indefinitely. Sequa has a domestic tax net operating loss carryforward of $187,402,000 at December 31, 2004 that expires in 2009 through 2024.

     Management believes that its domestic net operating loss carryforwards, as well as the remaining $8,289,000 deferred tax asset established through other comprehensive income in recording a minimum required pension liability, will be utilized before their expiration through future reversals of existing taxable temporary differences, future earnings and available tax planning strategies. Sequa's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions; the state of the airline industry and other major markets; competitive pressures on sales and margins; and other factors beyond management's control. There can be no assurance that Sequa will meet its expectations for future domestic taxable income in the carryforward period or that available tax strategies can be enacted. However, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income and available tax strategies will be sufficient to fully realize the domestic net operating loss carryforwards and deferred tax assets at December 31, 2004.

     No provision has been made for US or additional foreign taxes on $382,836,000 of undistributed earnings of foreign subsidiaries. Sequa intends to permanently reinvest these earnings in its foreign operations, except where it is able to repatriate the earnings to the US without any material incremental tax provision. It is not practical to estimate the amount of taxes that might be payable upon the repatriation of such earnings.

     In the fourth quarter of 2004, the American Jobs Creation Act of 2004 (the Act) was enacted, which provides a special one-time 85% dividends received deduction on the repatriation of certain foreign dividends paid by December 31, 2005, provided the criteria outlined in the tax law are met. Detailed guidance was subsequently issued by the Internal Revenue Service (IRS) on January 13, 2005. In December 2004, the FASB issued FASB Staff Position 109-2, which provided interpretative guidance in connection with accounting for the impact of the Act, due to the lack of clarification of the provisions within the Act and the timing of enactment. Given the significant amount of undistributed earnings of Sequa's foreign subsidiaries in several countries and the complexities of determining not only the effect of the newly issued IRS guidance but also the local laws and other agreements that govern dividends that may be distributed from these foreign subsidiaries, Sequa is in the process of evaluating the impact of the Act and is unable to reasonably estimate the income tax effect or range of income tax effects, if any. Consequently, no deferred tax liabilities were recorded as of December 31, 2004 related to the undistributed earnings of these companies as a result of the Act. Sequa expects to complete this evaluation during the third quarter of 2005.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 11.  Accrued Expenses

     Sequa's accrued expenses consist of the following items:

	At December 31,

	2004	2003

	(Amounts in thousands)
Salaries and wages	$58,804	$44,864
Interest	25,443	25,429
Current portion of pension liabilities	-	7,250
Restructuring	1,707	3,809
Current portion of environmental liabilities	6,000	5,000
Current portion of casualty insurance liabilities	6,700	6,600
Warranty	8,634	7,580
Customer rebates	17,051	13,874
Royalties	2,860	3,148
Insurance	5,742	6,889
Taxes other than income	6,100	5,255
Other	37,942	30,767

	$176,983	$160,465

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

     Warranty costs primarily relate to the Industrial Machinery segment. This unit sells equipment that is substantial in size, complexity, workload requirements and cost. Warranties issued are generally 12 to 18 months from the date of installation. Warranty reserves are primarily established using a percentage of sales based on past loss experience. Warranty reserve activity is summarized as follows:
	Year Ended December 31,

	2004	2003	2002

	(Amounts in thousands)
Warranty reserves at beginning of year	$8,628	$7,227	$8,534
Warranties issued	7,004	5,820	5,489
Settlements issued	(5,861)	(5,696)	(6,978)
Changes in liability for pre-existing warranties,
including expirations	(527)	662	(456)
Foreign currency translation adjustments	365	615	638

Warranty reserves at end of year	9,609	8,628	7,227
Long-term portion	(975)	(1,048)	(1,101)

Current portion	$8,634	$7,580	$6,126

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Customer rebate agreements are primarily based on sales volume. Most agreements are annual in nature although certain monthly, three-month and six-month agreements exist. Rebate-related charges are accrued monthly over the specific agreement period based on actual and/or forecasted sales volumes. Rebate charges are netted against sales in the Consolidated Statement of Operations.

     Other accrued expenses include such items as legal reserves, professional services, customer claims and deposits, utilities and commissions. No item in this category is individually greater than 5% of total current liabilities.

Note 12.  Other Noncurrent Liabilities

     Sequa's other noncurrent liabilities consist of the following items:

	At December 31,

	2004	2003

	(Amounts in thousands)
Defined benefit pension plans	$38,954	$59,915
Minority interest	19,025	13,420
Environmental liabilities	10,640	11,637
Casualty insurance liabilities	10,086	8,346
Deferred compensation	2,371	2,748
Other	24,469	30,379

	$105,545	$126,445

Note 13.  Financial Instruments

     Sequa utilizes forward foreign exchange contracts and derivatives thereof to reduce exposure to foreign currency fluctuations on certain existing assets and liabilities, firm commitments and anticipated transactions. Sequa also utilizes natural gas swap agreements to convert a portion of its estimated natural gas requirements to fixed rates. Sequa's accounting policies with respect to these financial instruments are described in Note 1 to these Consolidated Financial Statements. At December 31, 2004 and December 31, 2003, Sequa had forward foreign exchange contracts and derivatives thereof with notional amounts primarily denominated in Euros: 59,854,000 and 34,157,000, respectively; in US dollars: 8,832,000 and 8,964,000, respectively. No natural gas swaps were outstanding as of December 31, 2004. At December 31, 2003, Sequa had an effective cash flow hedge in the form of a natural gas swap with a notional amount of $1,538,000 that fixed the price of a portion of its natural gas requirements for the first-quarter period of 2004. Sequa entered into a natural gas swap with an initial notional amount of $1,973,400 in January 2005 that extends through April 2005.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The following table presents the carrying amounts and fair values of Sequa's derivative and non-derivative financial instruments:
	At December 31,

	2004		2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(Amounts in thousands)
Assets
Cash and cash equivalents	$204,842	$204,842	$184,273	$184,273
Forward foreign exchange
contracts	418	418	1,543	1,543
Natural gas swap	-	-	402	402
Liabilities
Current and long-term debt	798,625	884,290	800,674	874,216
Forward foreign exchange
contracts	2,154	2,154	946	946

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

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The status of all of Sequa's significant domestic and foreign defined benefit plans was as follows:

	Funded Defined Benefit		Unfunded Supplemental
	Pension Plans		Retirement Plans

	At December 31,

	2004	2003	2004	2003

	(Amounts in thousands)
Change in Benefit Obligation

Benefit obligation at beginning
of year	$451,221	$389,683	$22,593	$19,883
Service cost	11,445	11,908	573	488
Interest cost	26,682	25,663	1,368	1,322
Actuarial loss	1,668	42,954	315	1,970
Plan amendments	2,197	3,240	309	77
Curtailments	(3,989)	(9,510)	(202)	-
Participant contributions	942	932	-	-
Benefits paid	(25,626)	(21,424)	(1,168)	(1,147)
Translation adjustment	6,199	7,775	-	-

Benefit obligation at end of year	$470,739	$451,221	$23,788	$22,593

Change in Plan Assets

Fair value of plan assets at
beginning of year	$394,005	$238,575	$-	$-
Actual return on plan assets	62,227	62,857	-	-
Contributions	29,056	107,742	1,168	1,147
Benefits paid	(25,626)	(21,424)	(1,168)	(1,147)
Translation adjustment	5,634	6,255	-	-

Fair value of plan assets at end
of year	$465,296	$394,005	$-	$-

Reconciliation of Funded Status

Funded status	$(5,443)	$(57,216)	$(23,788)	$(22,593)
Unrecognized net actuarial loss (gain)	101,759	139,120	(576)	(897)
Unrecognized prior service cost	6,720	7,437	1,027	991
Unrecognized transition asset	211	394	-	-

	$103,247	$89,735	$(23,337)	$(22,499)

Included in:

Deferred charges	$95,182	$74,227	$-	$-
Accrued expenses	-	(7,250)	-	-
Other noncurrent liabilities	(15,617)	(37,416)	(23,337)	(22,499)
Accumulated other comprehensive
loss	23,682	60,174	-	-

	$103,247	$89,735	$(23,337)	$(22,499)

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The accumulated benefit obligation for all of Sequa's significant domestic and foreign defined benefit plans was $448,066,000 and $425,192,000 at December 31, 2004 and 2003, respectively.

     Information with respect to those funded defined benefit plans with an accumulated benefit obligation in excess of plan assets is as follows:
	At December 31,

	2004	2003

	(Amounts in thousands)
Projected benefit obligation	$138,179	$214,539
Accumulated benefit obligation	136,023	206,115
Fair value of plan assets	120,406	162,263

     The net periodic pension cost of all of Sequa's significant domestic and foreign defined benefit plans includes the following components:
	Funded Defined Benefit Pension Plans

	Year Ended December 31,

	2004	2003	2002

	(Amounts in thousands)
Service cost	$11,445	$11,908	$10,089
Interest cost	26,682	25,663	24,636
Expected return on assets	(32,549)	(20,688)	(24,093)
Amortization of net transition amount	213	180	(100)
Amortization of prior service cost	2,632	2,047	1,054
Recognized net loss	5,056	7,566	1,624
Special termination benefits cost	169	-	-

Net periodic pension cost	13,648	26,676	13,210
Loss due to curtailments/early retirement
enhancements	2,752	914	51

	$16,400	$27,590	$13,261

	Unfunded Supplemental Retirement Plans

	Year Ended December 31,

	2004	2003	2002

	(Amounts in thousands)
Service cost	$573	$488	$363
Interest cost	1,368	1,322	1,270
Amortization of prior service cost	207	217	241
Recognized net (gain) loss	-	(52)	(215)

Net periodic pension cost	$2,148	$1,975	$1,659
Gain due to curtailment	(136)	-	-

	2,012	1,975	1,659

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     At the end of 2004, certain continuing operations withdrew from one of Sequa's defined benefit pension plans to participate in an enhanced 401(k) plan. Curtailment losses related to this withdrawal amounted to $760,000. The sale of the TAD business resulted in an additional curtailment of $804,000 in 2004.

     In 2004, Sequa completed the sale of certain assets and liabilities of Sequa Can Machinery and TCT. The net periodic pension cost included in discontinued operations with respect to these units was $904,000 in 2004, $1,971,000 in 2003 and $1,254,000 in 2002. The curtailment costs included in discontinued operations with respect to these units were $1,145,000 in 2004.

     In 2003, Sequa completed the sale of its ARC propulsion business. The benefit obligations and plan assets of the Atlantic Research Corporation Employees' Pension Plan were retained by Sequa and benefits were frozen for transferred propulsion employees as well as ARC Automotive employees. The net periodic pension cost included in the results of the ARC propulsion discontinued operation was $3,858,000 in 2003 and $2,242,000 in 2002.

     Assumptions. The weighted average assumptions used to determine benefit obligation and the net periodic pension cost are as follows:

	Benefit
	Obligations

	At December 31,

	2004	2003

Discount rate	6.00%	6.00%
Rate of compensation increase	(a)	(b)

	Net Periodic Pension Cost

	At December 31,

	2004	2003	2002

Discount rate	6.00%	6.75%	7.50%
Expected long-term return on plan assets	8.30%	8.30%	9.00%
Rate of compensation increase	(a)	(b)	(b)

(a)			A graded rate of increase in compensation levels was utilized: 4.0% in 2004, 3.5% in 2005 and 4.0% thereafter.
(b)			A graded rate of increase in compensation levels was utilized: 3.5% in 2003, 4.0% in 2004 and 4.5% thereafter.

     In determining the expected return on plan assets, Sequa considers the allocation of plan assets, the historical performance of total plan assets, and economic and other indicators of future performance. In addition, Sequa may consult with and consider the opinions of financial and other professionals in developing appropriate return benchmarks.

     Contributions. Sequa contributed $29,056,000 to its defined benefit pension plans in 2004. Sequa does not expect to make significant contributions to its defined benefit pension plans in 2005.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The following estimated future benefit payments for Sequa's significant domestic and foreign funded and unfunded defined benefit plans, and which reflect expected future service, are expected to be paid in the years indicated:
	Estimated Future Benefit Payments (1)

Year	Funded Defined Benefit Pension Plans	Unfunded Supplemental Retirement Plans

	(Amounts in thousands)
2005	$ 23,284	$ 1,172
2006	24,087	1,223
2007	24,985	1,738
2008	26,095	2,097
2009	27,294	2,003
2010-2014	154,959	9,162

(1)		Estimated future benefit payments for Other Postretirement Benefits are not included in the above table as the amounts were not considered significant in the aggregate.

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

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Sequa's investment strategy with respect to the overall allocation of assets and the actual allocation at December 31, 2004 and 2003 are as follows:

	Targeted
	Investment	At December 31,

	Range	2004	2003

Equities:
US diversified	30-50%	42.8%	43.9%
Foreign	5-20	11.3	8.4
Sequa common stock	0-10	8.7	8.0
Emerging market	5-15	5.4	2.6

Total equities	40-95%	68.2%	62.9%

High yield and other debt securities	10-35	11.5	12.3
Real estate including REITs	5-15	10.5	9.4
Private equity	0-10	4.9	5.3
Cash and cash equivalents	5-15	4.9	10.1

		100.0%	100.0%

     Assets of foreign plans, which comprise approximately 19% of the total of Sequa's significant domestic and foreign defined benefit plan assets at December 31, 2004, tend to be invested equally in equity and fixed income securities. Equity securities are generally of a non-US nature, and fixed income securities include the purchase of plan annuities to cover retirees.

     Employees not covered by the defined benefit plans discussed above generally are covered by multi-employer plans as part of collective bargaining agreements or by small local plans. Pension expense for these multiemployer plans and small local plans was not significant in the aggregate.

     Sequa's domestic non-union employees are eligible to participate in Sequa's 401(k) plans. Expenses recorded for Sequa's matching contributions under these plans with respect to continuing operations were $4,168,000 in 2004, $3,749,000 in 2003 and $2,593,000 in 2002. Through the second quarter of 2002, Sequa suspended its matching contributions to the 401(k) plans as a cost-cutting measure.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Postretirement health care and other insurance benefits are provided to certain retirees. The actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, are as follows:

	Other
	Postretirement Benefits

	At December 31,

	2004	2003

	(Amounts in thousands)
Change in Benefit Obligation

Benefit obligation at beginning of year	$671	$943
Service cost	27	29
Interest cost	62	50
Actuarial (gain) loss	454	(14)
Curtailments	-	(307)
Participant contributions	2	9
Benefits paid	(84)	(39)

Benefit obligation at end of year	$1,132	$671

     Net periodic postretirement benefit cost includes the following components:

	Other
	Postretirement Benefits

	Year Ended December 31,

	2004	2003	2002

	(Amounts in thousands)
Service cost	$27	$29	$37
Interest cost	62	50	94
Amortization of net loss	75	4	73
Amortization of unrecognized prior
service cost	27	7	(69)

Net periodic postretirement benefit cost	191	90	135
Gain due to curtailments/settlements	-	(308)	-

	$191	$(218)	$135

     Discount rates used in valuing the benefit obligation and net periodic benefit cost of the unfunded postretirement health care and other insurance benefits are consistent with those used in valuing the defined benefit pension plans. An average health care cost trend rate was assumed of approximately 11%, progressively decreasing to approximately 6.0% in the year 2010 and thereafter. A one percentage point change in the assumed health care cost trend rate would not have a material effect on the postretirement benefit obligation or on the aggregate service cost and interest cost components of the net periodic postretirement benefit cost.

     Postretirement health care obligations exclude amounts assumed by Aerojet with respect to former ARC propulsion employees.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

     At December 31, 2004, 4,322,287 shares of Sequa Class A common stock were reserved for the conversion of preferred and Class B common stock, and for the exercise of outstanding stock options.

     The following table summarizes shares held in treasury:
	At December 31,

	2004	2003	2002

Class A common stock	207,263	212,225	218,809
Class B common stock	397,283	397,283	397,283
Preferred stock	383,990	383,990	383,990

     During the years ended December 31, 2004 and 2003, no cash dividends were declared on Sequa Class A common shares or Class B common shares.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

     On September 25, 2003, Sequa granted 495,000 options on Sequa's Class A common stock to key employees under the provisions of the 1998 Key Employees Stock Option Plan. Vested options totaling 309,100 had previously expired in September 2003. The total fair value of the options granted on September 25, 2003 was estimated on the date of grant to be $7,787,000 using the Black-Scholes option pricing model. The model's assumptions were as follows: expected option life of 4 years; risk free interest rate of 2.56%; expected volatility of 44.56%; and an expected dividend yield of 0%.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The following table summarizes the activity related to employee stock options for the three years ended December 31, 2004:
		Weighted
		Average
	Options	Price

Outstanding at December 31, 2001	416,900	$57.18
Granted	9,250	$38.51
Expired or Cancelled	(22,700)	$57.55
Exercised	(37,350)	$55.58

Outstanding at December 31, 2002	366,100	$56.85
Granted	495,000	$41.76
Expired or Cancelled	(330,350)	$57.90
Exercised	-	$-

Outstanding at December 31, 2003	530,750	$42.12
Granted	-	$-
Expired or Cancelled	(38,498)	$44.24
Exercised	(88,976)	$43.06

Outstanding at December 31, 2004	403,276	$41.72

Exercisable at
December 31, 2002	351,850	$57.61
December 31, 2003	33,583	$48.09
December 31, 2004	99,550	$41.66

Available for future grant	422,731	-

Options exercisable at December 31, 2004 range in price from $37.00 to $45.87 per Class A common share.

     1998 Directors' Stock Compensation Plan (as amended as of January 1, 1999). The purpose of this plan, which was not required to be approved by stockholders, is to encourage members of the Board of Directors of Sequa, who are not employed by Sequa or any of its subsidiaries or affiliates, to acquire a proprietary interest or to increase an existing interest in Sequa through the ownership of Class A common stock. The plan enables eligible Directors who participate to defer receipt of their directors' compensation for specified periods of time. Prior to December 31 of every calendar year during his term of office, an eligible Director may elect to participate in the plan by directing that all (but not part) of the compensation to be paid to him in cash during the next immediate twelve months for services as a member of Sequa's Board of Directors be paid in shares of Class A common stock. The stock is valued at the last sales price on the last trading day prior to December 31. Each annual election has a three-year restriction on the transferability of that year's stock which may be extended at the election of the Director for one additional two- or three-year period. During the restricted period, the stock cannot be transferred, pledged, assigned, sold or otherwise disposed of.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     2003 Six Sigma Restricted Stock Plan. This plan was effective August 28, 2003 and was approved at Sequa's annual meeting of stockholders in 2004. The purpose of the plan is to reward those employees of Sequa who successfully complete certain levels of the Operational Excellence Six Sigma Training Program by awarding them shares of Class A common stock. The stock awarded is restricted for a period of two or three years, depending on the level completed, during which time it cannot be transferred, pledged, assigned, sold or otherwise encumbered. The total number of shares awarded under this plan cannot exceed 50,000 shares. Sequa recognizes compensation expense over the restricted period based on the fair value of the stock on the date of grant.

     2003 Directors' Stock Award Plan. This plan was effective December 11, 2003 and was approved at Sequa's annual meeting of stockholders in 2004. The purpose of the plan is to encourage and enable members of the Board of Directors of Sequa, who are not employed by Sequa or any of its subsidiaries or affiliates, to acquire a proprietary interest or to increase an existing interest in Sequa through the ownership of Class A common stock. The plan provides for the granting of options as approved by the Board of Directors from time to time. The option price per share may not be less than the fair market value of the Class A common stock on the date the option is granted. The options vest after a period of one year and no options may be exercised after the expiration of ten years from the date of grant. At December 31, 2004, no options were outstanding under the plan. The plan also provides that on January 15 of each calendar year beginning with 2004, eligible Directors will receive a grant of restricted Class A common stock having a market value of $10,000, unless the Board determines in its discretion prior to the grant date that a greater or lesser number of shares of restricted stock, or no shares of restricted stock, will be granted on that date. The stock is restricted for a period of one year during which time it cannot be transferred, pledged, assigned, sold or otherwise encumbered. The total number of shares that can be issued pursuant to exercise of options or pursuant to the grant of restricted stock under the plan cannot exceed 50,000 shares of Class A common stock.
Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, or Lapse of Restrictions on Restricted Stock	Weighted-Average Exercise Price of Outstanding Options, or Restricted Stock	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	410,976	$41.72	515,031

Equity compensation plans not approved by security holders	16,715	$-	-

Total	427,691	$41.72	515,031

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Prior to the 2003 Six Sigma Restricted Stock Plan, Sequa, from time to time, would make grants of restricted stock to its Six Sigma participants. The weighted-average exercise price of a restricted stock grant is considered to be zero since the recipient receives the stock contingent on the lapse of restrictions.

     Two of the Company's equity compensation plans - the 2003 Six Sigma Restricted Stock Plan and the 1998 Directors' Stock Compensation Plan - authorize the award of restricted stock to eligible participants. These plans are not registered under the Securities Act of 1993, as amended (the "Securities Act"), but require compliance with Rule 144 under the Securities Act.

Note 17.  Accumulated Other Comprehensive Income (Loss)

     The accumulated balances for each classification of other comprehensive income (loss) are as follows:
	At December 31,

	2004	2003

	(Amounts in thousands)

Cumulative translation adjustment	$57,387	$29,454
Unrealized gain on cash flow hedges, net of
tax provision	-	261
Minimum pension liability adjustment, net of
tax benefit	(15,393)	(39,113)

	$41,994	$(9,398)

     In 2004 and 2003, Sequa recorded other comprehensive income after tax of $23,720,000 and $47,078,000, respectively, related to partial reversals of minimum pension liability adjustments recorded in prior years. The reversals were due to the effect of 2004 and 2003 contributions to Sequa's defined benefit pension plans totaling $29,056,000 and $107,742,000, respectively, as well as a significant improvement in the equity markets.

Note 18.  Acquisitions and Dispositions

     In 2004, Sequa divested Sequa Can Machinery and TCT. Cash proceeds received on these divestitures were $40,771,000 and $32,000,000, respectively. Additional details with respect to these divestitures are included in Note 5 to these Consolidated Financial Statements.

     In 2004, Sequa also completed the sale of Chromalloy's Turbine Airfoils Division for cash proceeds of $1,000,000, subject to certain adjustments, and $7,000,000 in notes receivable secured by a first lien against the inventory and property, plant and equipment of the acquiring company. This sale was not determined to be a discontinued operation in accordance with FAS 144. Additional details with respect to this divestiture are included in Note 4 to these Consolidated Financial Statements.

     In 2004, Sequa also made two niche acquisitions comprising a small sensor business and a small manufacturer of test products used by the detergent and chemical industry. The gross aggregate purchase price of these acquisitions totaled $5,769,000.

     In 2003, Sequa, through its ARC subsidiary, completed the sale of the ARC propulsion business. Cash proceeds received on this divestiture were $133,000,000.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     In 2002, Sequa acquired the remaining 50% interest in its PGTC joint venture. The gross aggregate purchase price of this acquisition was $8,500,000.

     Acquisitions have been accounted for as purchases; accordingly, operating results are included in the Consolidated Statement of Operations from the dates of purchase. Pro forma combined results of operations giving effect to these acquisitions would not vary materially from historical results.

Note 19.  Restructuring and Related Asset Impairment Charges

     While Sequa continues to review its individual operations in order to ensure their competitive positions in their respective markets, there were no restructuring activities in 2004.

     In 2003, the Consolidated Statement of Operations includes restructuring charges of $6,217,000, which are composed of $6,211,000 of involuntary termination benefits; $521,000 of relocation charges; a $299,000 qualified pension plan curtailment loss; $74,000 of other restructuring charges; $307,000 of income related to the curtailment of a postretirement health care plan; and $581,000 of income related to a reversal of reserves no longer required. The reversal of reserves is due to a settlement agreement concerning amounts owed under a state economic development grant when Casco Products of the Automotive segment transferred its Connecticut manufacturing operations to lower-cost facilities in other states. Reserves concerning the amounts owed under the economic development grant were initially established in 2001 when management first committed to an exit strategy. Under the settlement agreement, additional amounts totaling $1,000,000 may be forgiven ($250,000 in 2004, $500,000 in 2005 and $250,000 in 2006) if Casco Products maintains a certain level of employment at its Connecticut headquarters and purchases a minimum level of goods and services from Connecticut suppliers. In addition to the 2003 restructuring costs incurred at Casco Products that were related to employee termination notification and the final transfer of manufacturing operations, the Aerospace segment closed a small repair facility transferring the operation to an existing plant and initiated workforce reductions at certain of its other facilities. The Industrial Machinery segment streamlined its operations and closed two leased facilities, transferring certain manufacturing operations to other existing facilities. The overall restructuring activities resulted in the termination of approximately 635 employees. Asset impairment charges relating to the restructuring activities in the Automotive segment totaled $225,000. The after-tax effect of the restructuring charges and related asset impairment charges reduced basic earnings per share by $0.40.

     In 2002, restructuring charges of $4,176,000 are composed of: $4,219,000 of involuntary termination benefits and voluntary early retirement benefits to be paid outside of Sequa's qualified pension plans; a $350,000 reversal of reserves no longer required due to the resolution of 2001 cost estimates associated with certain employee termination benefits; and $307,000 of other restructuring charges. The restructuring program resulted in the termination of approximately 475 employees concentrated primarily in the Aerospace segment, the Industrial Machinery segment and the After Six unit of the Other Products segment. The restructuring program was primarily aimed at reducing selling, general and administrative costs, and the outsourcing of production at After Six. Asset impairment charges related to the restructuring activities totaled $353,000, primarily at After Six. The after-tax effect of the restructuring charges and related asset impairment charges reduced basic earnings per share by $0.28.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Restructuring charges in the Consolidated Statement of Operations can be summarized as follows:
	Year Ended December 31,

	2004	2003	2002

	(Amounts in thousands)
By caption:
Cost of sales	$-	$5,282	$650
Selling, general and administrative	(250)	935	3,526

Total	$(250)	$6,217	$4,176

By segment:
Aerospace	$-	$2,657	$820
Automotive:
Casco Products	(250)	663	-
Industrial Machinery	-	2,897	2,340
Other Products:
After Six	-	-	191
Corporate	-	-	825

Total	$(250)	$6,217	$4,176

     Related asset impairment charges are primarily included in cost of sales.

     Sequa's Consolidated Balance Sheet includes accruals relating to the restructuring program of $1,707,000 at December 31, 2004 and $3,809,000 at December 31, 2003. Activity affecting the accrual in 2004 and 2003 is summarized as follows:
	At December 31,

	2004	2003	2002

	(Amounts in thousands)
Balance at beginning of year	$3,809	$5,287	$10,673
(Reversals)/Charges incurred	(250)	6,217	4,176
Cash payments of involuntary termination and voluntary early retirement benefits	(1,564)	(6,469)	(9,060)
Relocation, facility shutdown costs and amounts paid due to a settlement concerning a state economic development grant	(19)	(1,344)	(431)
Other activity and translation adjustments	(269)	118	(71)

Balance at end of year	$1,707	$3,809	$5,287

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Sequa expects that cash expenditures related to the restructuring activities will total approximately $660,000 in 2005, with the balance extending through 2012, excluding remaining amounts up to $750,000 that may be forgiven under a settlement agreement concerning a state development grant.

     In 2004, Sequa received net cash proceeds of $1,567,000 on the sale of a building formerly used by the metal coating segment that was closed as part of the restructuring activities undertaken in 2001. Sequa has recognized a gain of $350,000 on the sale, which is included in Other, net in the Consolidated Statement of Operations.

     In 2003, Sequa received net cash proceeds of $737,000 from the sale of a warehouse formerly used by After Six which was no longer needed due to restructuring activities undertaken in the fourth quarter of 2002. Sequa recognized a gain of $173,000 on the sale, which is included in Other, net in the Consolidated Statement of Operations.

     In 2003, Sequa also received net cash proceeds of $4,246,000 from the sale of a can-forming machinery plant that was closed as part of the restructuring activities undertaken in 2001 and was subsequently managed by Sequa's Centor unit. Sequa recognized a gain in the amount of $2,353,000 on the sale, which is included in Other, net in the Consolidated Statement of Operations.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 20.  Other, Net

     Other, net includes the following income (expense) items:
	Year Ended December 31,

	2004	2003	2002

	(Amounts in thousands)

Gain on sale of assets, net including the 2003 sale
of a can-forming machinery plant that was closed
during 2001 restructuring activities and was
subsequently managed by Sequa's Centor unit	$818	$4,407	$385
Gain/(loss) on cash surrender value of
corporate-owned life insurance	1,094	2,166	(708)
Amortization of capitalized debt issuance costs	(1,920)	(1,709)	(1,477)
Letters of credit and commitment fees	(1,416)	(1,594)	(1,025)
Minority interest	(2,788)	(1,209)	-
Loss on the sale of the TAD business	(2,563)	-	-
Fair market valuation of foreign exchange contracts
not qualifying for cash flow hedge accounting	(2,514)	227	930
Re-audit of 2001 consolidated financial statements
which had been audited by an accounting firm no longer in existence and which re-audit was deemed required due to the classification of ARC propulsion as a discontinued operation as a result of its sale	-	(1,000)	-
Discount expense on sale of receivables	-	(566)	(1,297)
Insurance litigation settlements on product liability
claims relating to a predecessor company	-	93	2,810
Fair market valuation gain on gas swap	-	-	3,261
Gain on sale of marketable securities	-	-	599
Other	(227)	(52)	199

	$(9,516)	$763	$3,677

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 21.  Operating Leases

     Certain businesses of Sequa utilize leased premises or equipment under noncancellable agreements having initial or remaining terms of more than one year. The majority of the real property leases require Sequa to pay maintenance, insurance and real estate taxes. Rental expense totaled $19,079,000, $18,437,000 and $17,428,000 in 2004, 2003 and 2002, respectively.

     At December 31, 2004, future minimum lease payments under noncancellable operating leases are as follows:

(Amounts in thousands)

2005	$15,142
2006	14,456
2007	12,497
2008	10,562
2009	10,725
2010 and thereafter	15,732

$79,114

Note 22.  Earnings Per Share

     Basic earnings per share (EPS) for each of the respective years have been computed by dividing the net earnings, after deducting dividends on cumulative convertible preferred stock, by the weighted average number of common shares outstanding during the year.

     Diluted EPS reflects the potential dilution that could occur if each share of the cumulative convertible preferred stock outstanding were converted into 1.322 shares of Class A common stock and the outstanding in the money options to purchase shares of Class A common stock were exercised. In the following table, the conversion of each share of preferred stock into 1.322 shares of common stock (546,000 common shares for each period presented) and the resulting elimination of preferred dividends was not included in the computation of diluted EPS because inclusion would have had an anti-dilutive effect on EPS.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The computation of basic and diluted EPS is as follows:
	Year Ended December 31,

	2004	2003	2002

	(Amounts in thousands, except per share data)

Income (loss) from continuing operations	$12,670	$(845)	$(3,845)

Less: Preferred dividends	(2,064)	(2,064)	(2,064)

Income (loss) from continuing operations
available to common stock - basic	10,606	(2,909)	(5,909)

Income (loss) from discontinued operations,
net of income taxes	6,557	12,283	(99,732)

Income (loss) before the effect of a change
in accounting principle available to common stock - basic	17,163	9,374	(105,641)

Effect of a change in accounting principle, net of
income taxes	-	-	(12,965)

Net income (loss) available to common
stock - basic	17,163	9,374	(118,606)

Convertible preferred stock dividend requirements	-	-	-

Net income (loss) available to common
stock - diluted	$17,163	$9,374	$(118,606)

Weighted average number of common shares
outstanding - basic	10,462	10,436	10,412

Conversion of convertible preferred stock	-	-	-

Exercise of stock options	57	1	3

Weighted average number of common shares
outstanding - diluted	10,519	10,437	10,415

Basic and diluted earnings (loss) per share
Income (loss) from continuing operations	$1.01	$(.28)	$(.57)
Income (loss) from discontinued operations	0.63	1.18	(9.57)
Effect of a change in accounting principle	-	-	(1.25)

Net income (loss)	$1.64	$.90	$(11.39)

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 23.  Supplemental Cash Flow Information

     Selected noncash activities and cash payments were as follows:
	Year Ended December 31,

	2004	2003	2002

	(Amounts in thousands)
Increases (decreases) in joint ventures, net:
Total increases (decreases)	$(4,061)	$5,840	$(44)
Cash paid (received)	(4,317)	(6,676)	(44)

Noncash increases	$256	$12,516	$-

Minority interest	$19,025	$13,420	$-

Interest paid	$72,023	$64,821	$63,462

     In 2003, noncash increases in joint ventures primarily relate to Sequa's interest in TCGTS and GTT, joint ventures that were established with Siemens. The minority interest represents Siemens' 49% interest in TS as well as a third-party interest in a new 60% owned automotive airbag joint venture in China that was partially capitalized in 2004.

Note 24.  Segment Information and Geographic Data

     Sequa is a diversified industrial company that produces a broad range of products in six operating segments: Aerospace, Automotive, Metal Coating, Specialty Chemicals, Industrial Machinery and Other Products.

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

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The Specialty Chemicals segment consists solely of Warwick International, which produces bleach activators for powdered laundry detergent products sold principally in European markets and distributes specialty chemicals in Europe through a network of distribution companies.

     The Industrial Machinery segment consists solely of MEGTEC Systems a manufacturer of air flotation dryers for the graphic arts and other markets, as well as emission control systems for industrial applications and auxiliary equipment for web offset printing.

     The Other Products segment is composed of two entities. After Six designs and markets men's formalwear and accessories for the North American market under the registered trademarks After Six, Oscar de la Renta and Raffinati. Seven is a trademark of After Six that is in the process of being registered. The Centor Company (Centor) manages properties that have become extraneous to Sequa's core operations. Presently, Centor's major holdings are the Virginia office buildings previously used by Atlantic Research Corporation's propulsion business which was sold in October 2003 to Aerojet and the New Jersey office and plant facility of Sequa Can Machinery. Both properties were excluded from the sale of these respective operations. The Virginia office buildings are leased to Aerojet under the terms of a three-year lease, and the New Jersey facility is leased to Stolle to facilitate a near term relocation of operations to other Stolle facilities.

     The accounting policies of the reportable segments are the same as those described in Note 1 of the Consolidated Financial Statements. Segment information amounts presented are the same measures reported internally to management for purposes of making decisions about allocating resources to the segments and assessing their performance. Operating profit, the measure of profit reported in the segment information, represents income before income taxes, interest, equity in unconsolidated joint ventures and other, net. The expenses and assets attributable to corporate activities are not allocated to the operating segments. Assets of corporate activities include cash and cash equivalents, short-term investments, deferred tax assets and assets of discontinued operations. Investments in unconsolidated joint ventures are included in the appropriate segment.

SEQUA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Operations by Business Segment
	Year Ended December 31,

	2004	2003	2002

	(Amounts in thousands)
Aerospace
Sales	$813,773	$624,777	$640,050
Operating income	42,880	23,731	39,590
Goodwill	107,564	107,995	107,361
Total assets	950,740	818,941	771,838
Capital expenditures	39,727	41,574	34,854
Depreciation and amortization	44,142	38,569	34,863

Automotive
Sales	$355,137	$289,906	$249,406
Operating income (loss)	22,815	9,342	(473)
Goodwill	7,066	6,583	5,566
Total assets	177,965	182,534	163,111
Capital expenditures	13,376	16,005	16,823
Depreciation and amortization	24,579	19,352	18,890

Metal Coating
Sales	$269,155	$263,562	$234,830
Operating income	28,186	23,675	20,792
Goodwill	3,987	3,987	3,987
Total assets	133,527	147,855	142,271
Capital expenditures	9,253	5,045	10,095
Depreciation and amortization	9,650	9,527	8,706

Specialty Chemicals
Sales	$222,129	$196,937	$160,785
Operating income	27,888	24,410	18,224
Goodwill	29,326	25,607	24,404
Total assets	175,940	126,827	102,635
Capital expenditures	3,495	4,573	4,095
Depreciation and amortization	6,006	5,423	5,320

Industrial Machinery
Sales	$185,948	$151,884	$142,292
Operating income (loss)	2,874	1,044	(7,402)
Goodwill	-	-	-
Total assets	59,526	58,563	54,654
Capital expenditures	1,735	504	669
Depreciation and amortization	1,920	2,023	2,185

Other Products
Sales	$17,921	$20,218	$20,456
Operating income	1,081	359	1,380
Goodwill	-	-	-
Total assets	18,565	19,592	23,593
Capital expenditures	7	426	64
Depreciation and amortization	691	478	781

Corporate
Expenses	$(45,851)	$(34,738)	$(32,705)
Total assets	446,490	538,013	533,647
Capital expenditures	108	126	140
Depreciation and amortization	2,578	2,395	2,288

Totals
Sales	$1,864,063	$1,547,284	$1,447,819
Operating income	79,873	47,823	39,406
Goodwill	147,943	144,172	141,318
Total assets	1,962,753	1,892,325	1,791,749
Capital expenditures	67,701	68,253	66,740
Depreciation and amortization	89,566	77,767	73,033

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     In 2004, operating income includes a $4,146,000 asset impairment charge, which is also included in Depreciation and Amortization, in the Automotive segment. The Corporate segment includes a $1,500,000 provision to increase environmental reserves.

     In 2003, operating income includes restructuring and related asset impairment charges as follows: Aerospace $2,657,000, Automotive $888,000 and Industrial Machinery $2,897,000. Operating income for the Aerospace segment includes $3,090,000 of income resulting from a change in estimate relating to a dispute on contractual obligations pertaining to its commercial repair business. Operating income for the Metal Coating segment includes a $2,825,000 charge relating to legal disputes.

In 2002, operating income includes restructuring and related asset impairment charges as follows: Aerospace $919,000, Industrial Machinery $2,340,000, Other Products $445,000 and Corporate $825,000.

     In 2002, goodwill includes the pre-tax transitional impairment charge recorded under SFAS No. 142. The charge relates to the ARC Automotive ($5,127,000) reporting unit of the Automotive segment, the Industrial Machinery segment ($14,814,000) and the After Six ($801,000) unit of the Other Products segment. Goodwill increased due to an acquisition in the Aerospace segment ($5,720,000). Remaining movements in the goodwill balances relate to foreign currency translation adjustments.

Geographic Data

     Sales are attributable to countries based on location of the customer. Long-lived assets, which include property, plant and equipment and goodwill, are based on physical location.

	Year Ended December 31,

	2004	2003	2002

	(Amounts in thousands)

Sales

United States	$878,030	$683,818	$675,062
Italy	122,294	100,643	89,409
Germany	101,797	97,773	94,727
France	84,972	76,637	70,757
United Kingdom	84,327	79,128	60,153
Mexico	70,288	52,886	38,043
South Korea	63,191	44,616	38,183
Spain	61,695	53,463	44,102
Other countries	397,469	358,320	337,383

Total	$1,864,063	$1,547,284	$1,447,819

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	At December 31,

	2004	2003	2002

	(Amounts in thousands)
Long-lived Assets

United States	$420,598	$428,383	$437,845
United Kingdom	76,773	71,697	66,476
Other countries	81,909	89,325	76,310

Total	$579,280	$589,405	$580,631

     No single commercial customer accounted for more than 10% of consolidated sales in any year. The largest single contract with any one US Government agency accounted for approximately 2% of sales in 2004 and approximately 3% of sales in 2003 and in 2002. Prime and subcontracts with all US Government agencies accounted for approximately 3% of sales in 2004, 4% in 2003 and 5% in 2002.

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

     Various operating units of Sequa have had customers who have filed voluntary petitions for relief under Chapter 11. Sequa monitors the bankruptcy cases of these customers in order to file appropriate claims and take other steps necessary to protect its interests. Once a customer files a petition under Chapter 11, Sequa provides additional allowances for doubtful accounts based on an evaluation of the relevant facts. In addition, as to those bankruptcy cases where a customer's reorganization and/or liquidation plan clearly indicates that avoidance claims will likely be asserted or where such claims have been asserted, Sequa has undertaken an analysis to estimate its potential exposure for such claims in such bankruptcy cases. As of December 31, 2004, Sequa has determined that such potential exposure is in the range of $2,200,000 to $3,200,000 (no single amount is more likely than any other amount) and, accordingly, has provided a liability for the minimum amount. In the fourth quarter of 2004, Sequa settled one of its more significant preference claims for $1,650,000, which represented an amount below the low end of its expected range.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     At December 31, 2004, Sequa was contingently liable for $39,350,000 of outstanding letters of credit and $4,577,000 of surety bonds not reflected in the accompanying Consolidated Financial Statements. In addition, Sequa has guaranteed a bank line of credit for its MJB joint venture in an amount up to $6,589,000 and 50% of the capitalized lease payments and 50% of the overdraft facility for its TSTL joint venture in an amount not to exceed 11,500,000 British pounds. At December 31, 2004, no amounts were outstanding under MJB's bank line of credit and 6,017,000 British pounds were outstanding related to the TSTL guarantees. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to outstanding letters of credit, surety bonds or the bank guarantees.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 26. Quarterly Financial Information (Unaudited)

	2004 Quarter Ended

	March 31		June 30		Sept. 30		Dec. 31	Year

	(Amounts in thousands, except per share data)

Sales	$431,023		$464,206		$481,936		$486,898	$1,864,063
Cost of sales	355,322		386,157		392,121		398,412	1,532,012
Operating income	18,021		19,244		26,518		16,090	79,873
Income from continuing operations	193		1,969		8,434		2,074	12,670
Income (loss) from discontinued operations, net of income taxes	1,060		3,607		(142)		2,032	6,557

Net income	$1,253		$5,576		$8,292		$4,106	$19,227

Basic and diluted earnings (loss)
per share:
Income (loss) from continuing operations	$(.03)	$	..14	$	..76	$	..14	$1.01
Income (loss) from discontinued operations, net of income taxes	..10		..34		(.02)		..21	..63

Net income	$.07		$.48		$.74		$.35	$1.64

	2003 Quarter Ended

	March 31		June 30		Sept. 30		Dec. 31	Year

	(Amounts in thousands, except per share data)

Sales	$364,243		$385,506		$386,460		$411,075	$1,547,284
Cost of sales	308,908		324,194		317,079		345,487	1,295,668
Operating income	3,328		13,573		19,538		11,384	47,823
Income (loss) from continuing operations	(5,647)		1,422		1,751		1,629	(845)
Income from discontinued operations, net of income taxes	2,511		4,064		2,950		2,758	12,283

Net income (loss)	$(3,136)		$5,486		$4,701		$4,387	$11,438

Basic and diluted earnings (loss)
per share:
Income (loss) from continuing operations	$(.59)	$	..09	$	..11	$	..11	$(.28)
Income from discontinued operations, net of income taxes	..24		..39		..29		..26	1.18

Net income (loss)	$(.35)		$.48		$.40		$.37	$.90

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The following unusual items are included in the quarterly financial information:

     Operating income for 2004 includes an asset impairment charge on property and equipment of $4,146,000 and a provision to increase environmental reserves of $1,500,000 in the fourth quarter. The after-tax effect of these charges is to reduce basic earnings per share from continuing operations by $0.26 and $0.09, respectively.

     Income from continuing operations in the fourth quarter of 2004 includes a pre-tax loss on the sale of TAD of $2,563,000. The after-tax effect of the loss is to decrease basic earnings per share from continuing operations by $0.16.

     Income from discontinued operations in the second quarter of 2004 includes an after-tax gain on the sale of TCT of $2,691,000. The after-tax effect of the gain is to increase basic earnings per share from discontinued operations by $0.26.

     Income from discontinued operations in the fourth quarter of 2004 includes an after-tax gain on the sale of Sequa Can Machinery of $3,193,000 and an after-tax charge of $1,550,000 associated with environmental and other cleanup costs at the former ARC propulsion business at the Gainesville, Virginia facility net of a purchase price adjustment. The after-tax effect of the gain and charge is to increase basic earnings per share from discontinued operations by $0.31 and to reduce basic earnings per share from discontinued operations by $0.15, respectively

     Operating income for 2003 includes restructuring charges of $3,325,000 in the first quarter, $2,452,000 in the second quarter, $264,000 in the third quarter and $176,000 in the fourth quarter. The after-tax effect of the restructuring and related asset impairment charges is to reduce basic earnings per share from continuing operations by $0.21 in the first quarter, $0.15 in the second quarter, $0.02 in the third quarter and $0.01 in the fourth quarter.

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

     Income from continuing operations in the second quarter of 2003 includes $2,353,000 of gain on the sale of a can-forming plant that was closed as part of the restructuring activities undertaken in 2001 and which was subsequently managed by Sequa's Centor unit. The after-tax effect of the gain is to increase basic earnings per share from continuing operations by $0.15.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Income from continuing operations in the fourth quarter of 2003 includes income of $2,800,000 related to the reversal of income tax reserves no longer required based on a then current analysis of probable exposures. The effect of this income is to increase basic earnings per share from continuing operations by $0.27.

     Income from discontinued operations in the fourth quarter of 2003 includes an after-tax gain of $3,104,000 on the sale of the ARC propulsion business, which increased basic earnings per share from discontinued operations by $0.30.

Note 27.  Subsequent Event

     On February 17, 2005, Chromalloy acquired certain assets and liabilities of AAR Corp.'s (AAR) Engine Component Repair business unit. Chromalloy paid cash consideration of $7,700,000 and transferred certain assets from its inventory to AAR. As part of the transaction, a multi-year parts supply agreement was executed under which Chromalloy will purchase parts from AAR subject to an annual minimum threshold. In fiscal 2004, revenues of AARs Engine Component Repair business were reported to be under $10,000,000.
Item 8.	Separate Audited Financial Statements of Significant Equity Investees

     Separate financial statements of BELAC, Sequa's 52.6% owned component manufacturing operation, will be filed as an amendment to this Annual Report on Form 10-K within 90 days of Sequa's fiscal year-end, as permitted by Rule 309 of Regulation SX. While BELAC is not considered a significant equity investee in 2004 in accordance with Rule 309 (equity earnings less than 20% of Sequa's consolidated pre-tax earnings), BELAC did qualify as a significant equity investee in 2003. Therefore, 2004 separate financial statements will be filed as required.

Item 9.  Disagreements on Accounting and Financial Disclosure

     None.

Item 9A.  Controls and Procedures

Management's Report on Internal Control over Financial Reporting

Sequa's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Sequa's management, including the Chief Executive Officer and Chief Financial Officer, Sequa conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that Sequa's internal control over financial reporting was not effective as of December 31, 2004 because of the effect of material weaknesses identified and more fully discussed below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified:

Deficiencies related to inadequate or ineffective policies and practices relating to revenue recognition on non-routine transactions. The repair parts units failed to consistently include financial personnel with adequate expertise in revenue recognition in the analysis of the impact that new customer contracts would have on the financial statements which creates a more than remote likelihood of a material misstatement of revenues.

Deficiencies related to the internal controls over financial reporting of an overhaul repair facility which accounted for approximately 2% of the Company's consolidated assets and revenue as of and for the year ended December 31, 2004. The deficiencies relate primarily to the aggregation of issues pertaining to revenue recognition, account reconciliations and basic internal controls and controls surrounding the use of certain information technology applications. These deficiencies create a more than remote likelihood of a material misstatement of revenues, accounts receivable and inventories.

The certifications of Sequa's Chief Executive Officer and Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning Sequa's disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications.

Management's assessment of the effectiveness of Sequa's internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their following report.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of Sequa Corporation

We have audited management's assessment that Sequa Corporation ("Sequa" or "the Company") did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses identified and more fully discussed below pertaining to non-routine revenue recognition transactions and deficiencies related to the internal controls over financial reporting of an overhaul repair facility, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO control criteria). Sequa's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

Deficiencies related to inadequate or ineffective policies and practices relating to revenue recognition on non-routine transactions. The repair parts units failed to consistently include financial personnel with adequate expertise in revenue recognition in the analysis of the impact that new customer contracts would have on the financial statements which creates a more than remote likelihood of a material misstatement of revenues.

Deficiencies related to the internal controls over financial reporting of an overhaul repair facility which accounted for approximately 2% of the Company's consolidated assets and revenue as of and for the year ended December 31, 2004. The deficiencies relate primarily to the aggregation of issues pertaining to revenue recognition, account reconciliations and basic internal controls and controls surrounding the use of certain information technology applications. These deficiencies create a more than remote likelihood of a material misstatement of revenues, accounts receivable and inventories.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 9, 2005 on those financial statements.

In our opinion, management's assessment that Sequa Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Sequa Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

Ernst & Young LLP

New York, New York

March 9, 2005

PART III

Items 10  through 14.

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

     Sequa intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors not later than 120 days after the end of its fiscal year ended December 31, 2004. Accordingly, the information required by Part III (Item 10 disclosure pursuant to Item 401 of Regulation S-K concerning Sequa's Directors, disclosure pursuant to Items 405 and 406 of Regulation S-K, and Items 11, 12 (except as noted above), 13 and 14) is incorporated herein by reference to such definitive proxy statement in accordance with General Instruction G (3) to Form 10-K.

PART IV
Item 15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)	1.	Financial Statements

The following consolidated financial statements are included in Part II of this Annual Report on Form 10-K:

			Page Numbers in
			this Annual Report
			on Form 10-K

	Report of Independent Registered Public Accounting Firm		44

	Consolidated Balance Sheet as of December 31, 2004 and 2003		45-46

	Consolidated Statement of Operations for the three years ended
	December 31, 2004		47

	Consolidated Statement of Cash Flows for the three years ended
	December 31, 2004		48

	Consolidated Statement of Shareholders' Equity for the three years
	ended December 31, 2004		49

	Notes to Consolidated Financial Statements		50-96

	2.	Financial Statement Schedules:

	Schedule II - Valuation and Qualifying Accounts		107

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

Amended and Restated By-laws of Sequa Corporation (as of January 27, 2005) (incorporated by reference to Exhibit 3.2 of Sequa's Current Report on Form 8-K, File No. 1-804, dated February 2, 2005, filed on February 2, 2005).

4.1	-

Indenture, dated as of July 29, 1999, between Sequa and Harris Trust Company of New York (incorporated by reference to Exhibit 1 of Sequa's Registration Statement on Form 8-A, File No. 1-804, filed on November 8, 1999).

4.2	-

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

Amended and Restated Receivables Purchase Agreement dated as of April 30, 2004 among Sequa Receivables Corp., Sequa, CP Conduit Purchasers, Committed Purchasers and Funding Agents and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.11 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended June 30, 2004, filed on August 6, 2004).

10.2	-

Amended and Restated Purchase and Sales Agreement dated as of April 30, 2004 among the Originators named therein, Sequa Receivables Corp. and Sequa (incorporated by reference to Exhibit 10.10 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended June 30, 2004, filed on August 6, 2004).

10.3	-

Agreement dated September 19, 2003 between HSBC Bank plc, Warwick International Group Limited and Sequa establishing a $50 million credit line for the issuance of letters of credit (incorporated by reference to Exhibit 10.1 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended September 30, 2003, filed on November 14, 2003).

10.4	-	Amendment dated as of January 24, 2005 to Agreement constituting Exhibit 10.3 hereto (filed herewith).

10.5	-

Contract between Chromalloy Gas Turbine Corporation and United Airlines concerning PW 2000 Piece Part MBOH Program for UAL's PW 2000 Series Aircraft Engine Fleet dated August 1, 2003 (incorporated by reference to Exhibit 10.2 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended September 30, 2003, filed on November 14, 2003).

10.6	-

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

10.7	-

Rights Agreement, dated as of October 30, 2000, between Sequa and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 10.12 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2000, filed on March 16, 2001).

COMPENSATORY PLANS OR ARRANGEMENTS

10.8	-	1998 Key Employees Stock Option Plan (incorporated by reference to Exhibit 10.2 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1997, filed on March 20, 1998).

10.9	-

Amendment No. 1 dated as of May 1, 1998 to 1998 Key Employees Stock Option Plan (incorporated by reference to Exhibit 10.1 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 2000, filed on May 12, 2000).

10.10	-

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

Amendment No. 1 to Sequa Corporation's Management Incentive Bonus Program for Corporate Executive Officers, effective as of March 25, 2004 (incorporated by reference to Exhibit 10.47 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 2004, filed on May 10, 2004).

10.13	-

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

First Amendment to Second Amendment to the Supplemental Executive Retirement
Plan I (incorporated by reference to Exhibit 10.34 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 2002, filed on May 15, 2002); Second Amendment to the Supplemental Executive Retirement Plan I (incorporated by reference to Exhibit 10.28 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2003, filed on March 15, 2004); and Third Amendment to the Supplemental Executive Retirement Plan I (incorporated by reference to Exhibit 10.28 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2003, filed on March 15, 2004).

10.15	-

Supplemental Executive Retirement Plan II, as Amended and Restated Effective January 1, 2000 (incorporated by reference to Exhibit 10.4 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended September 30, 2000, filed on November 14, 2000) and First Amendment to the Supplemental Executive Retirement Plan II (incorporated by reference to Exhibit 10.35 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 2002, filed on May 15, 2002); Second Amendment to the Supplemental Executive Retirement Plan II (incorporated by reference to Exhibit 10.29 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2003, filed on March 15, 2004); and Third Amendment to the Supplemental Executive Retirement Plan II (incorporated by reference to Exhibit 10.29 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2003, filed on March 15, 2004); and Fourth Amendment to the Sequa Corporation Supplemental Executive Retirement Plan II (filed herewith).

10.16	-

Supplemental Executive Retirement Plan III, as Amended and Restated Effective January 1, 2000 (incorporated by reference to Exhibit 10.5 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended September 30, 2000, filed on November 14, 2000); and First Amendment to the Sequa Corporation Supplemental Executive Retirement Plan III (filed herewith).

10.17	-

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

10.19	-

Letter Agreements, dated April 30, 1990, by and between Norman E. Alexander and Sequa (incorporated by reference to Exhibit 10(h) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1990, filed on April 1, 1991).

10.20	-

Employment Agreement, dated February 26, 2004, by and between John J. Quicke and Sequa (incorporated by reference to Exhibit 10.34 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2003, filed on March 15, 2004).

10.21	-

Employment Agreement, dated February 26, 2004, by and between Martin Weinstein and Sequa (incorporated by reference to Exhibit 10.35 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2003, filed on March 15, 2004).

10.22	-

Executive Life Insurance Plan of Sequa (incorporated by reference to Exhibit 10(o) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1991, filed on March 30, 1992).

10.23	-

Key Employee Medical Insurance Plan of Sequa (incorporated by reference to Exhibit 10(p) of Sequa's Annual Report on Form 10-K, File No. 1-804 for the year ended December 31, 1991, filed on March 30, 1992).

10.24	-

Sequa Corporation Management Incentive Bonus Program for Operating Divisions (Revised 1997) (incorporated by reference to Exhibit 10.18 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1996, filed on March 24, 1997).

10.25	-

Employment Agreement, dated as of December 16, 1999, by and between Howard Leitner and Sequa (incorporated by reference to Exhibit 10.23 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1999, filed on March 28, 2000); and Amendment thereto, dated as of October 25, 2001 (incorporated by reference to Exhibit 10.33 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2001, filed on March 25, 2002); and Amendment thereto, dated as of March 1, 2003 (incorporated by reference to Exhibit 10.33 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 2003, filed on May 15, 2003); and Amendment thereto dated as of March 1, 2004 (incorporated by reference to Exhibit 10.48 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 2004, filed on May 10, 2004).

10.26	-

Employment Agreement, dated as of March 1, 2003 by and between Joanne M. O'Sullivan and Sequa (incorporated by reference to Exhibit 10.35 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 2003, filed on May 15, 2003); and Amendment thereto dated as of March 1, 2004 (incorporated by reference to Exhibit 10.49 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 2004, filed on May 10, 2004).

10.27	-

Employment Agreement, dated as of September 28, 1995 by and between Gerard M. Dombek and Sequa, and Amendments thereto, dated as of December 31, 1997, December 31, 1999 and March 1, 2001 (incorporated by reference to Exhibit 10.34 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2002, filed on March 24, 2003); and Amendment thereto dated as of March 1, 2004 (incorporated by reference to Exhibit 10.50 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 2004, filed on May 10, 2004).

10.28	-

Service Agreement, dated as of May 1, 1995 by and between Robert F. Ellis and Warwick International Group Limited, and Amendment No. 1 thereto, dated as of July 1, 1999 (incorporated by reference to Exhibit 10.35 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2002, filed on March 24, 2003); and Amendment No. 2 thereto dated as of March 23, 2004 (incorporated by reference to Exhibit 10.51 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 2004, filed on May 10, 2004).

10.29		Agreement dated as of June 10, 1987 by and between John J. Dowling III and Sequa (filed herewith).

10.30	-

1998 Directors' Stock Compensation Plan, as amended as of January 1, 1999 (incorporated by reference to Exhibit 10.44 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2003, filed on March 15, 2004).

10.31	-	2003 Six Sigma Restricted Stock Plan (incorporated by reference to Exhibit 10.45 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2003, filed on March 15, 2004).

10.32	-	2003 Directors' Stock Award Plan (incorporated by reference to Exhibit 10.46 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2003, filed on March 15, 2004).

10.33	-

Purchase Agreement dated November 4, 2004 by and between Sequa Can Machinery, Inc., Sequa Can Machinery, Limited, Sequa and Stolle Machinery Company, LLC (incorporated by reference to Exhibit 2.1 of Sequa's Current Report on Form 8-K, File No. 1-804, filed on November 10, 2004).

10.34

Purchase Agreement dated April 1, 2004 by and among Chromalloy Gas Turbine Corporation, TurboCombustor Technology, Inc. and TCT Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of Sequa's Current Report on Form 8-K, File No. 1-804, filed on April 15, 2004).

END OF COMPENSATORY PLANS OR ARRANGEMENTS

21.1	-	List of subsidiaries of Sequa (filed herewith).

23.1	-	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	Reports on Form 8-K:

Registrant filed a Current Report on Form 8-K dated November 15, 2004 with respect to the new multi-year agreement for the maintenance of Independence Air's fleet of CF34 engines.

Registrant filed a Current Report on Form 8-K dated November 10, 2004 with respect to the sale of substantially all of the assets and certain of the liabilities of its Sequa Can Machinery, Inc. unit to Stolle Machinery Company, LLC.

SCHEDULE II

SEQUA CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to			Balance at
	Beginning of Period	Costs and Expense	Deductions (a)	Other (b)	End of Period

	(Amounts in thousands)

Allowances for Doubtful Accounts

Year Ended

December 31, 2004	$14,606	$229	$(4,913)	$270	$10,192
December 31, 2003	14,293	2,954	(3,223)	582	14,606
December 31, 2002	11,646	3,568	(1,371)	450	14,293

Deferred Taxes - Valuation Allowance

Year Ended

December 31, 2004	$22,950	$1,949	$(2,602)	$1,425	$23,722
December 31, 2003	22,409	666	(3,069)	2,944	22,950
December 31, 2002	15,113	5,555	-	1,741	22,409

(a) With respect to Allowances for Doubtful Accounts, values represent amounts determined not to be collectible, net of recoveries. With respect to Deferred Tax Valuation Allowances, values represent amounts determined to be no longer required, primarily due to the expiration of certain tax credits in 2003 and to the utilization of certain foreign net operating loss carryforwards in 2004.

(b) Effect of foreign currency translation.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.
SEQUA CORPORATION

Date: March 14, 2005	By:	/s/ HOWARD M. LEITNER

Howard M. Leitner
Senior Vice President, Finance
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2005.

By: /s/ NORMAN E. ALEXANDER	Executive Chairman of the Board

Norman E. Alexander		and Director

By: /s/ MARTIN WEINSTEIN	Vice Chairman, Chief Executive Officer

Martin Weinstein		and Director

By: /s/ HOWARD M. LEITNER	Senior Vice President, Finance

Howard M. Leitner		(Chief Financial Officer)

By: /s/ JOANNE M. O'SULLIVAN	Vice President and Controller

Joanne M. O'Sullivan		(Chief Accounting Officer)

By: /s/ EDWARD E. BARR		Director

Edward E. Barr

By: /s/ ALVIN DWORMAN		Director

Alvin Dworman

By: /s/ DAVID S. GOTTESMAN		Director

David S. Gottesman

By: /s/ RICHARD S. LEFRAK		Director

Richard S. LeFrak

By: /s/ SCOTT SCHAFLER		Director

R. Scott Schafler

By:		Director

Michael I. Sovern

By: /s/ FRED R. SULLIVAN		Director

Fred R. Sullivan

By: /s/ GERALD TSAI, JR.		Director

Gerald Tsai, Jr.