Form 10-K/A
period 2004-12-31
SEQUA CORP /DE/
filed 2005-03-29
CIK 95301

5: UNITED STATES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's definitive proxy statement for its annual meeting of stockholders scheduled to be held on May 5, 2005 are incorporated by reference into Part III of Form 10-K.

SEQUA CORPORATION

FORM 10-K/A

AMENDMENT No. 1

FOR THE YEAR ENDED DECEMBER 31, 2004

     Sequa Corporation (Sequa) hereby amends Item 8, Financial Statements and Supplementary Data, of its Annual Report on Form 10-K for the year ended December 31, 2004 by including the separate audited financial statements of its significant equity investee as required under Rule 3-09 of Regulation S-X.

Explanatory Note

This Form 10-K/A is being filed in order to provide the audited financial statements of Sequa's 52.6%-owned component manufacturing operation, BELAC LLC (BELAC), which qualified as a significant equity investee as of and for the year ended December 31, 2003. While BELAC is not considered a significant equity investee in 2004 under Rule 3-09 (equity earnings less than 20% of Sequa's consolidated pre-tax earnings), 2004 separate financial statements are being filed for comparative purposes as required. The audited financial statements of BELAC are being filed as an amendment to Sequa's Annual Report on Form 10-K within 90 days of Sequa's fiscal year-end, as permitted by Rule 3-09 of Regulation S-X. BELAC was not consolidated with the financial statements of Sequa at December 31, 2004, as Sequa's 52.6% ownership interest does not equate to a controlling interest, primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions. In addition, BELAC has been determined not to be a Variable Interest Entity, and therefore its financial statements are not required to be consolidated with those of Sequa under Financial Accounting Standard Board Interpretation No. 46, "Consolidation of Variable Interest Entities."

This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K. Such events include, among others, the events described in the company's current reports on Form 8-K filed after the date of the original Form 10-K. This Amendment No. 1 is effective for all purposes as of the filing date of the original Form 10-K.

Item 8.	SEPARATE AUDITED FINANCIAL STATEMENTS OF SIGNIFICANT EQUITY
INVESTEES

BELAC LLC

FINANCIAL STATEMENTS

Contents

Years ended December 31, 2004 and 2003

Report of Independent Auditors'	4
Balance Sheets	5
Statements of Operations	6
Statements of Members' Capital	7
Statements of Cash Flows	8
Notes to Financial Statements	9-16

Years ended December 31, 2003 and 2002

Report of Independent Certified Public Accountant	17
Balance Sheets	18
Statements of Operations	19
Statements of Members' Capital	20
Statements of Cash Flows	21
Notes to Financial Statements	22-29

INDEPENDENT AUDITORS' REPORT

The Members

BELAC LLC

We have audited the accompanying balance sheet of BELAC LLC (hereinafter "Company") as of December 31, 2004 and the related statements of operations, members' capital and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The prior year information has been derived from the Company's 2003 financial statements, which were audited by other auditors whose report was dated January 19, 2004, and who expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BELAC LLC as of December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Kerkering, Barberio & Co., P.A.

Sarasota, Florida

January 18, 2005

BELAC LLC BALANCE SHEETS December 31, 2004 and 2003

	2004	2003

Assets

Current Assets
Cash and cash equivalents	$6,382,825	$7,433,582
Accounts receivable	1,272,986	1,197,359
Inventory	2,436,365	1,999,503
Prepaid expenses	34,358	18,949

Total current assets	10,126,534	10,649,393

Long-term Assets
Property and equipment, net	4,658,654	5,351,863
Other assets	47,325	47,325

Total long-term assets	4,705,979	5,399,188

Total Assets	$14,832,513	$16,048,581

Liabilities and Members' Capital

Current Liabilities
Accounts payable	$760,430	$819,404
Accrued liabilities	792,495	1,332,198

Total current liabilities	1,552,925	2,151,602

Long-term Liabilities
Accrued deferred rent	75,952	86,310

Total liabilities	1,628,877	2,237,912

Members' Capital
Members' capital contributions	14,000,000	19,000,000
Accumulated deficit	(796,364)	(5,189,331)

Total members' capital	13,203,636	13,810,669

Total Liabilities and Members' Capital	$14,832,513	$16,048,581

The accompanying notes are an integral part of these financial statements.

BELAC LLC

STATEMENTS OF OPERATIONS

YEARS ENDED December 31, 2004 and 2003
	2004	2003

Net sales	$12,832,416	$7,278,912
Cost of goods sold	6,601,596	3,908,096

Gross profit	6,230,820	3,370,816

Operating Expenses
Selling, general and administrative	1,371,811	1,327,397
Research and development	549,979	1,937,037

Total operating expenses	1,921,790	3,264,434

Operating Income	4,309,030	106,382

Interest and other income	83,937	7,574,599

Net Income	$4,392,967	$7,680,981

The accompanying notes are an integral part of these financial statements.

BELAC LLC

STATEMENTS OF MEMBERS' CAPITAL

YEARS ENDED December 31, 2004 and 2003
	Members'	Accumulated
	Capital	Deficit	Total

Balance, December 31, 2002	$25,000,000	$(12,870,312)	$12,129,688

Distributions	(6,000,000)	-	(6,000,000)
Net income		7,680,981	7,680,981

Balance, December 31, 2003	19,000,000	(5,189,331)	13,810,669

Distributions	(5,000,000)		(5,000,000)
Net income		4,392,967	4,392,967

Balance, December 31, 2004	$14,000,000	$(796,364)	$13,203,636

The accompanying notes are an integral part of these financial statements.

BELAC LLC

STATEMENTS OF CASH FLOWS

YEARS ENDED December 31, 2004 and 2003

	2004	2003

Cash Flows from Operating Activities
Net income	$4,392,967	$7,680,981

Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization expense	1,336,951	1,244,138
Deferred rent	(10,357)	(10,357)
(Increase) decrease in operating assets
Accounts receivable	(75,627)	(602,055)
Inventory	(436,862)	(492,199)
Prepaid expenses	(15,409)	(10,927)
Increase (decrease) in operating liabilities
Accounts payable	(58,974)	454,884
Accrued liabilities	(539,703)	608,869

Total adjustments	200,019	1,192,353

Net cash provided by operating activities	4,592,986	8,873,334

Cash Flows from Investing Activities
Purchases of property and equipment	(643,743)	(829,530)
Maturities of investments	-	2,643,407

Net cash provided by (used in) investing activities	(643,743)	1,813,877

Cash Flows from Financing Activities
Distributions to members	(5,000,000)	(6,000,000)

Net cash used in financing activities	(5,000,000)	(6,000,000)

Change in cash and cash equivalents	(1,050,757)	4,687,211

Cash and cash equivalents - beginning of year	7,433,582	2,746,371

Cash and cash equivalents - end of year	$6,382,825	$7,433,582

The accompanying notes are an integral part of these financial statements.

BELAC LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies

Organization and Nature of Operations

BELAC LLC (hereinafter "Company") was formed on July 6, 1998. The Company was formed to develop, manufacture, market, distribute and sell first and second stage blades for jet engines from its main manufacturing and operating facility located in Oldsmar, Florida. The Company's strategy is to be an alternate supplier in the airline industry for high-volume jet engine blades to compete against the companies that hold the original Type Certificate for the parts. The Company expects to distribute the majority of its products to its members and their affiliates both domestically and internationally.

A summary of significant accounting policies consistently applied in the preparation of the financial statements follows:

Financial Statements

The financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity. The accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with an original maturity of ninety days or less to be cash equivalents.

Inventory

Inventories consist mainly of jet engine blades and related materials and are stated at the lower of cost or market on a first in, first out basis. Inventory consists of raw materials, work-in-process and finished goods.

BELAC LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment consists principally of machinery and equipment used in the manufacturing of jet engine blades, which is recorded at cost and is being depreciated using the straight-line method. A summary of estimated useful lives is as follows:

Leasehold improvements	10 years
Machinery and equipment	7 years
Furniture and fixtures	10 years
Computers and office equipment	5 years

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. There were no impairment losses recognized for the years ended December 31, 2004 and 2003.

Accounts Receivable and Bad Debts

The Company uses the allowance method for recognizing potential bad debts relating to accounts receivable. The Company routinely reviews all accounts receivable outstanding and assesses collectibility based on aging and payment history of each customer. All accounts receivable are considered to be collectible at December 31, 2004 and 2003.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts reported in the balance sheet approximate fair value because of the short-term nature of these financial instruments.

Net Sales

The Company recognizes sales at the time the blades are shipped to the customer, net of estimated sales returns.

BELAC LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies (continued)

Income Taxes

The Company, with the consent of its members, has elected under the Internal Revenue Code and the laws of the State of Florida to be a limited liability company (LLC). Under LLC status, the members report their share of the Company's taxable earnings or losses in their respective federal and state income tax returns. Consequently, the accompanying financial statements of the Company do not include a provision for current or deferred income taxes.

This position is subject to federal and state taxing authority review, and potential changes could affect the members' share of the Company's taxable earnings or losses.

Economic Risk

The United States (U.S.) airline industry is experiencing a period of financial instability. To the extent that the Company manufactures and sells to the U.S. airline industry, the impact of this instability on the Company is not easily determined.

Research and Development Expense

The Company records research and development expense as incurred. Research and development expense charged to operations totaled $549,979 and $1,937,037 for the years ended December 31, 2004 and 2003, respectively.

Advertising Expense

The Company has elected to report advertising costs as incurred, rather than when the advertising first takes place. Advertising expense charged to operations totaled $7,693 and $2,113 for the years ended December 31, 2004 and 2003, respectively.

Note 2 - Inventory

Inventory consisted of the following at December 31:

	2004	2003

Raw materials	$590,727	$187,500
Work in process	1,717,260	840,808
Finished goods	128,378	971,195

Total inventory	$2,436,365	$1,999,503

BELAC LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 and 2003

Note 3 - Property and Equipment

Property and equipment consisted of the following at December 31:
	2004	2003

Leasehold improvements	$338,037	$289,876
Machinery and equipment	8,685,776	7,881,306
Furniture and fixtures	130,094	120,286
Computers and office equipment	523,628	498,702
Construction-in-process, including
deposits on equipment	145,499	389,122

	9,823,034	9,179,292
Less accumulated depreciation	(5,164,380)	(3,827,429)

Property and equipment, net	$4,658,654	$5,351,863

Depreciation and amortization expense totaled $1,336,951 and $1,244,138 for the years ended December 31, 2004 and 2003, respectively.

Note 4 - Members' Capital

The ownership of the Company and total capital as of December 31, 2004 and 2003 are as follows:

	Approximate
	Ownership Percentage		Contributed Capital

	December 31,		December 31,
	2004	2003	2004	2003

Chromalloy Gas Turbine Corporation	52.63%	52.63%	$6,710,700	$9,342,200
Lufthansa Technik AG	21.05%	21.05%	2,684,500	3,737,000
United Airlines Ventures, Inc.	21.05%	21.05%	2,684,500	3,737,000
Alitalia Linee Aeree Italiane S.p.A.	5.27%	5.27%	670,300	933,800
Unallocated capital	-	-	1,250,000	1,250,000

Total members' capital			$14,000,000	$19,000,000

BELAC LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 and 2003

Note 4 - Members' Capital (Continued)

Profit and losses of the Company are shared by the members, generally in accordance with their respective ownership percentages, unless prior disproportionate allocations have occurred. The Company's Operating Agreement specifies that if the distributions to the members are not expected to cover each member's federal and state taxes on its distributive share of the Company's taxable income for each fiscal year, then the Company shall be required to make additional distributions to the members in accordance with their membership interest to the extent the Company has sufficient net cash, as defined. In the event of liquidation of the Company, net assets are to be distributed (a) to the Company's creditors, including member creditors; and (b) then to the members in accordance with their capital account balances.

Note 5 - Tax Deferred Savings

The Company offers a tax-deferred savings plan which qualifies as a voluntary contribution savings plan under Internal Revenue Code Section 401(k). Employees who are eligible may provide tax-deferred contributions to fully vested individual retirement accounts up to the Internal Revenue Code limit. The plan covers substantially all employees twenty-one (21) years of age and having three (3) months of employment. The Company provides contributions matching one hundred percent (100%) of the first six percent (6%) of the employee contribution. Amounts contributed by the Company on behalf of employees vest at a rate of twenty percent (20%) per year. For the years ended December 31, 2004 and 2003, the Company contributed $94,000 and $80,000 to the plan, respectively.

Note 6 - Operating Lease Commitments

The Company has entered into a non-cancelable operating lease for its main manufacturing and headquarters facility with a term of one hundred twenty-six (126) months, expiring June 30, 2010. Base rent for the first four (4) years is fixed and will escalate starting in the fifth year based on the Consumer Price Index (CPI), capped at four percent (4%) per annum. At the end of the fifth year, the Company will have the option to purchase the leased facility based on the landlord's cost of the facility plus ten percent (10%). The first six (6) months of lease payments were abated. Lease expense is being recognized on a straight-line basis over the entire term of the lease, excluding the effects of CPI escalations.

BELAC LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 and 2003

Note 6 - Operating Lease Commitments (Continued)

Future minimum payments under this lease for the next five years and in the aggregate computed using base rent amounts, at December 31, 2004, are as follows:

2005	$217,500
2006	217,500
2007	217,500
2008	217,500
2009	217,500
Thereafter	108,750

Total operating lease commitment	$1,196,250

Rent includes the base rent, common area maintenance, association fees, management fees and sales tax at seven percent. For the years ended December 31, 2004 and 2003, lease expense amounted to $295,000 and $298,000, respectively.

Note 7 - Concentrations of Economic and Credit Risk

The Company maintains its cash and cash equivalents with a single financial institution in accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

The Company extends unsecured credit to customers as a part of normal operations.

Note 8 - Transactions with Related Parties

The Company purchases raw material and services from Chromalloy Gas Turbine Corporation (Chromalloy), United Airlines, Inc. and Lufthansa Technik AG. Purchases of raw material and related services, for the years ended December 31, 2004 and 2003, were approximately $4,114,000 and $1,502,000, respectively. The Company also purchases certain administrative services, primarily insurance coverage and employee benefits, from Chromalloy. The value of these services for the years ended December 31, 2004 and 2003, were approximately $628,000 and $420,000, respectively. As of December 31, 2004 and 2003, amounts due to Chromalloy were approximately $542,000 and $601,000, respectively, and are included in accounts payable and accrued liabilities in the accompanying balance sheets. As of December 31, 2004 and 2003, no significant amounts were owed to United Airlines, Inc. or Lufthansa Technik AG.

BELAC LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 and 2003

Note 8 - Transactions with Related Parties (Continued)

In 2002, the Company contracted with Alitalia Linee Aerre Italiane S.p.A. (Alitalia) to perform engine tests in an effort to obtain FAA approval for its blades. The amount paid to Alitalia for the engine test was approximately $202,000 and $384,000 for the years ended December 31, 2004 and 2003, respectively.

Of the total sales for the years ended December 31, 2004 and 2003, eighty-nine percent (89%) and ninety-six percent (96%) were to its members and their affiliates, respectively. One hundred percent (100%) and ninety-one percent (91%) of the total accounts receivable of $1,272,986 and $1,197,359 at December 31, 2004 and 2003 is due from members and their affiliates, respectively.

Note 9 - Separation Agreement with Member

Effective December 31, 2002 (the Effective Date), the Company's Executive Committee approved Blue Yonder VII B.V.'s (KLM) withdrawal from the Company. Pursuant to the provisions of the Amended and Restated Operating Agreement (the Operating Agreement), KLM forfeited its capital contributions on the Effective Date and was obligated to either (1) pay an amount equal to the gross profit which the Company projects it would have earned from projected purchases made by KLM during the five-year period (the Buy-out) beginning with the Effective Date of the withdrawal or (2) be obligated to the purchase commitments, as defined, through the same five-year period. In addition, KLM remained responsible for the future capital contribution requirements.

During 2003, KLM and the Company reached a settlement of $7.5 million to terminate the financial requirements under the Operating Agreement. This settlement payment is included in other income in the statement of operations.

As a result of KLM's withdrawal from the Company, a portion of KLM's ownership interest was allocated to remaining members in relation to their respective proportional ownership percentages. The remainder of KLM's capital contributions remained with the Company and was not allocated to the remaining members, as specified in the Operating Agreement. See the schedule of members' capital at Note 4.

Note 10 - Warranty Reserve

The Company manufactures and sells to the end user, first and second stage blades for jet engines that have been approved for use by the United States Federal Aviation Authority (FAA) within the last four (4) years. These blades generally provide a warranty for full replacement of the defective blade for a predetermined number of hours of operation. Based on the historical performance and limited number of blades in use, the Company considers the warranty exposure to be immaterial at December 31, 2004 and 2003.

BELAC LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 and 2003

Note 11 - Commitments and Contingencies

As part of the Operating Agreement, each of the members commits that it and its affiliates will purchase from the Company the blades, which the Company manufactures and sells for use in jet engines, subject to certain pricing maximums as specified in the Operating Agreement. During the years ended December 31, 2004 and 2003, the majority of the Company's sales were to its members and their affiliates.

Report of Independent Certified Public Accountant

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

Accounts Receivable

Accounts receivable in the accompanying balance sheets are reported net of any necessary allowance. As of December 31, 2003 and 2002, there were no accounts for which an allowance was deemed necessary. These receivables potentially subject the Company to concentrations of credit risk, as the Company currently contracts with a few customers.

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

BELAC LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 supersedes Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, and provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. It is not anticipated that the provisions of FIN 45 will have an impact on the Company's financial position, results of operations or cash flows.

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
Alitalia Linee Aeree Italiane S.p.A.
(Alitalia)	5.27%	5.27%	933,800	1,250,000
Travel Industry Systems B.V. (KLM)	-	-	-	-
Unallocated capital	-	-	1,250,000	1,250,000

Total			$19,000,000	$25,000,000

Effective December 31, 2002 (the Effective Date), the Company's Executive Committee approved KLM's withdrawal from the Company. Pursuant to the provisions of the Amended and Restated Operating Agreement (the Operating Agreement), KLM forfeited its capital contributions on the Effective Date and was obligated to either (1) pay an amount equal to the gross profit which the Company projects it would have earned from projected purchases made by KLM during the five-year period (the Buy-out) beginning with the Effective Date of the withdrawal or (2) be obligated to the purchase commitments, as defined, through the same five-year period (see Note 5). In addition, KLM remained responsible for future capital contribution requirements.

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
$ 1,413,750

Total rent expense under the operating lease for the years ended December 31, 2003 and 2002 was approximately $298,000 and $284,000, respectively.

8. Supplemental Financial Information

Accrued expenses consisted of the following at December 31, 2003 and 2002:

	2003	2002

Accrued test costs	$923,057	$381,120
Accrued salaries and benefits	300,495	295,232
Other	108,646	46,977

	$1,332,198	$723,329

ITEM 15.  EXHIBITS

23.2	-	Consent of Independent Auditors (filed herewith).

23.3	-	Consent of Independent Certified Public Accountant (filed herewith)

31.1	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEQUA CORPORATION

BY	/s/ HOWARD M. LEITNER

Howard M. Leitner
Senior Vice President, Finance
(Chief Financial Officer)

March 29, 2005