Form 10-Q
period 2005-03-31
SEQUA CORP /DE/
filed 2005-05-09
CIK 95301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2005

OR
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes	X	No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

Yes	X	No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2005

Class A Common Stock, no par value	7,221,508
Class B Common Stock, no par value	3,321,772

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sequa Corporation and Subsidiaries
Consolidated Statement of Operations
(Amounts in thousands, except per share)
(Unaudited)

	For the Three Months Ended March 31,

	2005	2004 *

Sales	$475,022	$431,023

Costs and expenses
Cost of sales	383,520	355,322
Selling, general and administrative	61,089	57,680

	444,609	413,002

Operating income	30,413	18,021

Other income (expense)
Interest expense	(18,104)	(18,066)
Interest income	1,318	759
Equity in income of unconsolidated joint ventures	2,512	1,267
Other, net	(715)	(1,688)

Income from continuing operations
before income taxes	15,424	293

Income tax provision	(4,800)	(100)

Income from continuing operations	10,624	193

Income from discontinued operations,
net of income taxes	-	1,060

Net income	10,624	1,253

Preferred dividends	(516)	(516)

Net income available to common stock	$10,108	$737

Basic earnings per share
Income (loss) from continuing operations	$0.96	$(0.03)
Income from discontinued operations	-	0.10

Net income	$0.96	$0.07

Diluted earnings per share
Income (loss) from continuing operations	$0.95	$(0.03)
Income from discontinued operations	-	0.10

Net income	$0.95	$0.07

Dividends declared per share
Preferred	$1.25	$1.25

The accompanying notes are an integral part of the financial statements.

*See Notes 1 and 9 to the consolidated financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands)

ASSETS

	(Unaudited)
	March 31,	December 31,
	2005	2004

Current assets
Cash and cash equivalents	$147,851	$204,842
Trade receivables (less allowances of $10,764 and $10,192 as of March 31, 2005 and December 31, 2004, respectively)	331,530	319,819
Unbilled receivables	44,193	39,060
Inventories	466,352	428,533
Assets of discontinued operations	3,708	222
Deferred income taxes	43,403	43,370
Other current assets	27,020	26,882

Total current assets	1,064,057	1,062,728

Investments
Investments and other receivables	103,506	120,588
Assets of discontinued operations	64,986	69,844

	168,492	190,432

Property, plant and equipment, net	433,593	431,337

Other assets
Goodwill	147,356	147,943
Deferred income taxes	23,876	23,225
Deferred charges and other assets	105,077	107,088

	276,309	278,256

Total assets	$1,942,451	$1,962,753

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

	(Unaudited)
	March 31,	December 31,
	2005	2004

Current liabilities
Current maturities of long-term debt	$12	$520
Accounts payable	190,415	186,858
Taxes on income	22,994	22,016
Accrued expenses	153,647	176,983

Total current liabilities	367,068	386,377

Noncurrent liabilities
Long-term debt	798,067	798,105
Liabilities of discontinued operations	1,652	1,665
Other noncurrent liabilities	104,482	105,545

	904,201	905,315

Shareholders' equity
Preferred stock--$1 par value, 1,825,000 shares authorized, 797,000 shares of $5 cumulative convertible stock issued at March 31, 2005 and December 31, 2004 (involuntary liquidation value--$17,181 at March 31, 2005)	797	797
Class A common stock--no par value, 50,000,000 shares authorized, 7,433,000 shares issued at March 31, 2005 and 7,410,000 shares issued at December 31, 2004	7,433	7,410
Class B common stock--no par value, 10,000,000 shares authorized, 3,719,000 shares issued at March 31, 2005 and 3,727,000 shares issued at December 31, 2004	3,719	3,727
Capital in excess of par value	295,021	294,092
Retained earnings	410,678	400,571
Accumulated other comprehensive income	31,390	41,994

	749,038	748,591
Less: cost of treasury stock	77,856	77,530

Total shareholders' equity	671,182	671,061

Total liabilities and shareholders' equity	$1,942,451	$1,962,753

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Amounts in thousands)
(Unaudited)
	For the Three Months Ended March 31,

	2005	2004*

Cash flows from operating activities:
Income from continuing operations before income taxes	$15,424	$293

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	19,448	19,669
Provision for losses on business transferred, under contractual arrangements	887	-
Provision for losses on receivables	696	686
Equity in income of unconsolidated joint ventures	(2,512)	(1,267)
Other items not providing cash	879	794

Changes in operating assets and liabilities:
Receivables	(21,387)	(23,143)
Proceeds from accounts receivable sold	17,000	-
Accounts receivables settled	(17,000)	-
Inventories	(42,835)	(17,361)
Other current assets	640	3,005
Accounts payable and accrued expenses	(15,768)	(8,218)
Other noncurrent liabilities	(1,166)	2,983

Net cash used for continuing operations before income taxes	(45,694)	(22,559)
Net cash provided by discontinued operations before income taxes	1,477	5,481
Income taxes paid, net	(4,419)	(3,612)

Net cash used for operating activities	(48,636)	(20,690)

Cash flows from investing activities:
Business purchased	(7,700)	(1,824)
Purchases of property, plant and equipment	(16,706)	(12,480)
Sales of property, plant and equipment	938	56
Other investing activities	18,455	9

Net cash used for investing activities	(5,013)	(14,239)

Cash flows from financing activities:
Proceeds from debt	317	212
Payments of debt	(857)	(1,495)
Payments of preferred dividends	(516)	(516)
Other financing activities	337	(847)

Net cash used for financing activities	(719)	(2,646)

Effect of exchange rate changes on cash and cash equivalents	(2,623)	342

Net decrease in cash and cash equivalents	(56,991)	(37,233)

Cash and cash equivalents at beginning of period	204,842	184,273

Cash and cash equivalents at end of period	$147,851	$147,040

The accompanying notes are an integral part of the financial statements.
*See Notes 1 and 9 to the consolidated financial statements.

Sequa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.   Basis of presentation

     The consolidated financial statements of Sequa Corporation (Sequa) include the accounts of all majority-owned subsidiaries except for a 52.6% owned component manufacturing operation (BELAC LLC "BELAC"). The 52.6% ownership interest in BELAC does not equate to a controlling interest primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions. In addition BELAC has been determined not to be a Variable Interest Entity (VIE) and therefore its financial statements are not required to be consolidated with those of Sequa under Financial Accounting Standard Board Interpretation No. 46, "Consolidation of Variable Interest Entities," as amended. BELAC is accounted for under the equity method as are investments in 20% to 50% owned joint ventures. All material accounts and transactions between the consolidated subsidiaries have been eliminated in consolidation.

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

     In November 2004, Sequa sold certain assets and liabilities of Sequa Can Machinery, Inc. and its affiliated companies (collectively referred to as Sequa Can Machinery). The Consolidated Financial Statements have been restated to reflect the business as a discontinued operation. Additional detail with respect to this divestiture is included in Note 9 to these Consolidated Financial Statements.

     The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The consolidated financial statements included herein have been prepared by Sequa, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present Sequa's results for the interim periods presented. Such adjustments consisted of normal recurring items with the exception of the following in the first quarter of 2005: operating income includes a $1,777,000 charge related to a separation agreement executed with Sequa's former Vice Chairman and Executive Officer responsible for operations other than Aerospace. Other, net included a $1,797,000 gain on the fair market value of forward foreign exchange contracts that did not qualify for cash flow hedge accounting, and $887,000 of expense to record losses and to reduce the investment in a business transferred under contractual arrangements in 2004. Operating income in the first quarter of 2004 included a $600,000 charge at the Metal Coating segment related to a legal dispute.

Note 1.   Basis of presentation   (cont'd)

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although Sequa believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Sequa's latest Annual Report on Form 10-K.

     The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Note 1.   Basis of presentation   (cont'd)

     Had compensation cost for Sequa's stock option plan been determined using the fair value method under SFAS No. 123, "Accounting for Stock - Based Compensation," Sequa's income (loss) from continuing operations and related earnings (loss) per share would have been affected as follows:

	(Thousands of Dollars) (Unaudited)
	For the Three Months
	Ended March 31,
	2005	2004

Reported income from
continuing operations	$10,624	$193
Stock-based compensation, net of
related tax effect, under
SFAS No. 123	(389)	(426)

Adjusted income (loss) from
continuing operations	$10,235	$(233)

Basic earnings (loss) per
share:
Reported income (loss) from
continuing operations	$0.96	$(0.03)

Stock-based compensation, net
of related tax effect, under
SFAS No. 123	(0.04)	(0.04)

Adjusted income (loss) from
continuing operations	$0.92	$(0.07)

Diluted earnings (loss) per share:
Reported income (loss) from
continuing operations	$0.95	$(0.03)

Stock-based compensation, net
of related tax effect, under
SFAS No. 123	(0.03)	(0.04)

Adjusted income (loss) from
continuing operations	$0.92	$(0.07)

     On December 16, 2004, Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123(R)), "Share-Based Payment," was issued. The approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure, required under SFAS No. 123, is no longer permitted as an alternative. In April 2005, the SEC issued a final release

Note 1.   Basis of presentation   (cont'd)

amending Regulation S-X to postpone the date for compliance with SFAS No. 123(R) for registrants not defined as small business issuers. Sequa is required to adopt SFAS No. 123(R) in its first fiscal year beginning after June 15, 2005 and, therefore, Sequa will adopt SFAS No. 123(R) no later than January 1, 2006. Sequa does not expect the impact of the adoption of this standard to differ significantly from the pro forma information presented above.

Note 2. Restructuring Charges

     While Sequa continues to review its individual operations in order to ensure their competitive positions in their respective markets, there were no restructuring activities in the first quarter periods of 2005 and 2004.

     Sequa's Consolidated Balance Sheet includes accruals relating to a prior restructuring program of $1,404,000 at March 31, 2005 and $1,707,000 at December 31, 2004. Activity affecting the accruals in the three-month period of 2005 is summarized as follows:

(Thousands of Dollars) (Unaudited)

Balance at December 31, 2004	$1,707

Cash payments of involuntary termination
and voluntary early retirement benefits	(184)
Other activity and adjustments	(119)

Balance at March 31, 2005	$1,404

Note 3. Pension Expense

     The net periodic pension cost for the first quarters of 2005 and 2004 for all significant domestic and foreign funded defined benefit plans include the following components:

	(Thousands of Dollars) (Unaudited)
	For the Three Months
	Ended March 31,

	2005	2004

Service cost	$2,421	$3,023
Interest cost	6,874	6,674
Expected return on assets	(9,402)	(8,109)
Amortization of net transition amount	52	51
Amortization of prior service cost	181	210
Recognized net loss	935	1,864

Net periodic pension cost	1,061	3,713
Loss due to curtailments/early retirement enhancements	-	43

	$1,061	$3,756

The weighted average assumptions used to determine the net periodic pension cost were as follows:

	2005	2004

Discount rate	6.00%	6.00%
Expected long-term return on plan assets	8.30%	8.30%
Rate of compensation increase	(a)	(a)

(a)	A graded rate of increase in compensation levels was utilized:
4.0% in 2004, 3.5% in 2005 and 4.0% thereafter.

     Net periodic pension cost has declined in 2005 from the 2004 level for the following reasons: (1) actual returns on plan assets in 2004 exceeded the expected returns, which served to increase the asset base on which 2005 expected returns were calculated; and (2) effective January 1, 2005, plan benefits were frozen for individuals participating in Sequa's largest defined benefit plan at certain continuing operations. The related curtailment loss associated with the freezing of plan benefits was recorded in 2004.

     Of the total net periodic pension cost, $325,000 was included in discontinued operations in the three month period of 2004.

Note 4. Income Tax Provision

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the initial three-month periods of 2005 and 2004 were based upon estimated annual pre-tax income (losses) from continuing operations and include the effect of a provision for state income and franchise taxes.

     In the fourth quarter of 2004, the American Jobs Creation Act of 2004 (the Act) was enacted, which provides a special one-time 85% dividends received deduction on the repatriation of certain foreign dividends paid by December 31, 2005, provided the criteria outlined in the tax law are met. Detailed guidance was subsequently issued by the Internal Revenue Service (IRS) on January 13, 2005. In December 2004, the FASB issued FASB Staff Position 109-2, which provided interpretative guidance in connection with accounting for the impact of the Act, due to the lack of clarification of the provisions within the Act and the timing of enactment. Given the significant amount of undistributed earnings of Sequa's foreign subsidiaries in several countries and the complexities of determining not only the effect of the newly issued IRS guidance but also the local laws and other agreements that govern dividends that may be distributed from these foreign subsidiaries, Sequa is in the process of evaluating the impact of the Act and is unable to reasonably estimate the income tax effect or range of income tax effects, if any. Consequently, no deferred tax liabilities were recorded as of March 31, 2005 related to the undistributed earnings of these companies as a result of the Act. Sequa expects to complete this evaluation during the third quarter of 2005.

Note 5. Comprehensive Income (Loss)

     Comprehensive income includes net income (loss) and other comprehensive income items, which are recorded within a separate component of equity in the balance sheet and are excluded from net income (loss). Sequa's other comprehensive income items generally include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on effective cash flow hedges.

     Sequa monitors its pension plans on an ongoing basis. At March 31, 2005, no significant charge to other comprehensive income (loss) with respect to a minimum pension liability adjustment is expected in 2005.

     Comprehensive income for the first quarter periods ended March 31, 2005 and 2004 is as follows:

	(Thousands of Dollars) (Unaudited)
	For the Three Months
	Ended March 31,

	2005	2004

Net income	$10,624	$1,253
Other comprehensive income (loss) items:
Foreign currency translation
adjustments	(10,700)	182
Unrealized gain (loss) on cash flow hedges	148	(402)
Tax (provision) benefit on unrealized loss on
cash flow hedges	(51)	141

Comprehensive income	$21	$1,174

Note 6. Earnings Per Share

     Basic earnings per share (EPS) for each of the periods have been computed by dividing the net earnings, after deducting dividends on cumulative convertible preferred stock, by the weighted average number of common shares outstanding during the period.

     Diluted EPS reflects the potential dilution that would have occurred if each share of the cumulative convertible preferred stock outstanding was converted into 1.322 shares of Class A common stock and any outstanding in-the-money options to purchase shares of Class A common stock were exercised. In the following table, the conversion of each share of preferred stock into 1.322 shares of common stock (546,000 common shares for each period presented) and the resulting elimination of preferred dividends was not included in the computation of diluted EPS for the first quarter period of 2004 because inclusion would have had an anti-dilutive effect on EPS.

Note 6. Earnings Per Share   (cont'd)

The computation of basic and diluted earnings (loss) per share is as follows:

	(Thousands of Dollars, except per share)
	(Unaudited)
	For the
	Three Months
	Ended March 31,

	2005	2004

Income from continuing operations	$10,624	$193
Less: Preferred dividends	(516)	(516)

Income (loss) from continuing operations
available to common stock--basic	10,108	(323)

Income (loss) from discontinued operations,
net of income taxes	-	1,060

Net income available to
common stock--basic	10,108	737

Convertible preferred stock dividend
requirement	516	-

Net income available to common
stock --diluted	$10,624	$737

Weighted average number of common
shares outstanding -- basic	10,540	10,441

Conversion of convertible preferred
stock	546	-

Exercise of stock options	67	-

Weighted average number of common
shares outstanding -- diluted	11,153	10,441

Basic earnings per share
Income (loss) from continuing operations	$0.96	$(0.03)
Income from discontinued operations	-	0.10

Net income	$0.96	$0.07

Diluted earnings per share
Income (loss) from continuing operations	$0.95	$(0.03)
Income from discontinued operations	-	0.10

Net income	$0.95	$0.07

Note 7. Trade Receivables, Net and Unbilled Receivables

     Sequa Receivables Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement (RPA) that extends through November 16, 2006. Under the RPA, SRC may sell an undivided percentage ownership interest up to a maximum participation of $75,000,000 in Sequa's eligible domestic trade receivables through a bank administered multi-seller commercial paper conduit. In May 2005, the RPA was amended to include certain foreign trade receivables. The RPA was previously amended and restated in May 2004 to include a third bank to sell commercial paper through a second bank conduit and to provide back-up liquidity. Back-up liquidity lines provided by the three banks are annually renewable at the banks' option and contain a net worth covenant applicable to Sequa. The sale of receivables through the bank administered conduit is funded through the sale of A1/P1-rated commercial paper. SRC pays a facility fee of 0.75% per annum plus 0.50% per annum above the commercial paper rate based on usage. SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," transactions under the RPA qualify as a sale of receivables. At March 31, 2005 and December 31, 2004, no trade receivables were sold under the RPA. However, amounts were sold and settled in full after a brief period during the three months ended March 31, 2005 that resulted in nominal discount expense recorded in Other, net in the Consolidated Statement of Operations for the first quarter of 2005. There was no discount expense recorded in Other, net in the Consolidated Statement of Operations for the three months ended March 31, 2004.

     Unbilled receivables relate to the Aerospace segment's materials-by-the-hour and power-by-the-hour contracts, which began to contribute revenue in 2004. Unbilled receivables are limited to amounts that are contractually recoverable.

Note 8. Inventories

     The inventory amounts at March 31, 2005 and December 31, 2004 were as follows:

	(Thousands of Dollars)
	(Unaudited)
	March 31,	December 31,
	2005	2004

Finished goods	$238,734	$220,899
Work in process	123,974	112,280
Raw materials	126,955	115,874
Customer deposits	(23,311)	(20,520)

	$466,352	$428,533

Note 9.   Discontinued Operations

     On November 4, 2004, Sequa sold the business and substantially all of the assets and certain of the liabilities of Sequa Can Machinery to Stolle Machinery Company, LLC (Stolle). Sequa received $40,771,000 in cash, subject to certain adjustments. A preliminary after-tax gain of approximately $3,193,000 (pre-tax gain of $5,592,000) was recognized on the sale.

Note 9.   Discontinued Operations   (cont'd)

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

     Assets and liabilities of discontinued operations are separately presented in the Consolidated Balance Sheet. The components of discontinued operations included in the Consolidated Balance Sheet are as follows:

	(Thousands of Dollars)
	(Unaudited)
	March 31,	December 31,
	2005	2004

Current assets
Investment in leveraged leases	$3,708	$222

Total current assets	$3,708	$222

Long-term assets
Investment in leveraged leases	$57,970	$62,920
Other assets	7,016	6,924

Total long-term assets	$64,986	$69,844

Noncurrent liabilities
Other liabilities	$1,652	$1,665

Total noncurrent liabilities	$1,652	$1,665

There was no income (loss) from discontinued operations for the first quarter of 2005. Income from discontinued operations for the first quarter of 2004 relates to TCT and Sequa Can Machinery. TCT was previously reported in 2004 as a discontinued operation. The classification of Sequa Can Machinery as a discontinued operation served to decrease earning per share from continuing operations by $0.01 and to increase earnings per share from discontinued operations by $0.01. Such results are summarized as follows:

Note 9.   Discontinued Operations   (cont'd)

(Thousands of Dollars) (Unaudited)
For the Three Months
Ended March 31,

2004

Sales	$26,301
Costs and expenses	24,740

Operating income	1,561
Other income	99

Income before income taxes	1,660
Income tax provision	(600)

Income from discontinued operations	$1,060

Note 10. Goodwill

     The $587,000 decrease in goodwill in the Consolidated Balance Sheet reflects foreign currency translation adjustments partially offset by an increase of $113,000, attributable to Chromalloy's February 2005 acquisition of certain assets and liabilities of AAR Corp.'s (AAR) Engine Component Repair business unit. Chromalloy paid cash consideration of $7,700,000 and transferred certain assets from its inventory to AAR. As part of the transaction, a multi-year parts supply agreement was executed under which Chromalloy will purchase parts from AAR subject to an annual minimum threshold. In fiscal 2004, revenues of AAR's Engine Component Repair business were reported to be under $10,000,000.

Note 11.   Accrued Warranty Costs

     Warranty costs primarily relate to the Industrial Machinery segment. This unit sells equipment that is substantial in size, complexity, workload requirements and cost. Warranties issued are generally 12 to 18 months from the date of installation. Warranty reserves are primarily established using a percentage of sales based on past loss experience. Warranty activity is summarized as follows:

	(Thousands of Dollars) (Unaudited)
	For the Three Months
	Ended March 31,

	2005	2004

Warranty reserves, beginning of period	$9,609	$8,628
Warranties issued	1,785	1,313
Warranty costs incurred	(1,779)	(1,277)
Changes in liability for pre-existing warranties,
including expirations	(276)	-
Foreign currency translation adjustments	(236)	(94)

Warranty reserves, end of period	$9,103	$8,570

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

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At March 31, 2005, the potential exposure for all remediation costs is estimated to range from $11,000,000 to $19,000,000, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $15,748,000. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, remediation costs for continuing operations are estimated to be in the range of $4,000,000 to $6,000,000 for 2005. In the three-month period of 2005, actual remediation expenditures were $937,000.

Note 13.   Derivatives and Financial Instruments

     Derivatives and financial instruments are utilized to manage foreign exchange and natural gas price risks. Sequa has established a control environment which assigns senior executives and in certain instances, operational management responsibility for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Sequa does not buy, hold or sell derivative financial instruments for trading purposes.

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

     Forward foreign exchange contracts and derivatives thereof are used to hedge the cash flows of certain forecasted sales and intercompany firm sales commitments. These contracts are primarily short-term in nature with the maximum hedge period not exceeding two years. Gains and losses on these contracts, representing the effective portion of the hedging activity are reported in Accumulated Other Comprehensive Income (Loss). These deferred gains and losses

Note 13.   Derivatives and Financial Instruments  (cont'd)

are recognized in operating income in the period in which the sale is recognized. Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Operations. Other, net in the Consolidated Statement of Operations includes $1,797,000 of income in the three-month period of 2005 and $350,000 of expense in the three-month period of 2004 related to the fair market valuation of forward foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting. At March 31, 2005, there were no forward foreign exchange contracts and derivatives thereof that were effective cash flow hedges and which could be included in Accumulated Other Comprehensive Income (Loss).

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

     At March 31, 2005 and December 31, 2004, Sequa had forward foreign exchange contracts and derivatives thereof with notional amounts primarily denominated in Euros: 64,561,000 and 59,854,000, respectively and; in US Dollars: 9,559,000 and 8,832,000, respectively. At March 31, 2005, Sequa had a natural gas swap with a notional amount of $658,000 that qualified as an effective cash flow hedge and expires in the second quarter of 2005.

Note 14. Summary Business Segment Data

     Sequa's sales and operating income by business segment are as follows:

	(Thousands of Dollars)
	(Unaudited)

	Sales		Operating Income
	First Quarter		First Quarter

	2005	2004	2005	2004

Aerospace	$207,322	$178,401	$14,621	$8,635
Automotive	91,062	81,644	8,756	3,788
Metal Coating	63,065	67,934	6,659	5,965
Specialty Chemicals	56,680	55,731	7,283	6,705
Industrial Machinery	52,284	40,746	3,393	640
Other Products	4,609	6,567	534	797
Corporate expenses	-	-	(10,833)	(8,509)

Total	$475,022	$431,023	$30,413	$18,021

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

     Various operating units of Sequa have had customers who have filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (Chapter 11). Sequa monitors the bankruptcy cases of these customers in order to file appropriate claims and take other steps necessary to protect its interests. Once a customer files a petition under Chapter 11, Sequa provides additional allowances for doubtful accounts based on an evaluation of the relevant facts. In addition, as to those bankruptcy cases where a customer's reorganization and/or liquidation plan clearly indicates that avoidance claims will likely be asserted or where such claims have been asserted, Sequa has undertaken an analysis to estimate its potential exposure for such claims in such bankruptcy cases. As of March 31, 2005, Sequa has determined that such potential exposure is in the range of $2,200,000 to $3,200,000 (no single amount is more likely than any other amount) and, accordingly, has provided a liability for the minimum amount.

     At March 31, 2005, Sequa was contingently liable for $39,192,000 of outstanding letters of credit and $4,593,000 of surety bonds not reflected in the accompanying Consolidated Financial Statements. In addition, Sequa has guaranteed a bank line of credit for its MJB joint venture in an amount up to $6,646,000 and 50% of the capitalized lease payments and 50% of the overdraft facility for its Turbine Surface Technology Limited (TSTL) joint venture in an amount not to exceed 11,500,000 British pounds. At March 31, 2005, no amounts were outstanding under MJB's bank line of credit and 5,778,000 British pounds were outstanding related to the TSTL guarantees. Sequa is not aware of any existing conditions that would cause risk of loss relative to outstanding letters of credit, surety bonds or the bank guarantees.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Sales

     Overall sales increased 10% in the first quarter of 2005, led by increases at the Aerospace, Automotive and Industrial Machinery segments, partially offset by declines at the Metal Coating and Other Products segments and a modest increase at the Specialty Chemicals segment. The year-over-year comparison also benefits from the impact of translating local currency results into US dollars (approximately $6.8 million). A description of sales by operating segment follows.

     Sales of the Aerospace segment advanced 16% in the first quarter, despite the impact of the sale of Turbine Airfoils Division in October 2004. On a pro forma basis - to exclude the impact of sales lost from the divestiture - sales were ahead 22%. The advance is due primarily to the inclusion of sales added under new long-term service agreements with airline customers. These contracts give Chromalloy the exclusive right to provide repairs, replacement parts and inventory management on specific engines within the airlines fleet. Chromalloy anticipates that these and other new programs will add significantly to revenue growth. The largest of these contracts was in effect for the full three months in 2005, compared with only one month in the year-earlier quarter. The segment also benefited from the translation of local currency sales into US dollars (approximately $2.0 million), 12% higher sales to marine and industrial turbine customers and an 85% increase in sales of engine overhaul services as a result of the segment's entry into overhaul services on auxiliary power units.

     The Automotive segment posted a 12% increase in sales, with both units in the segment contributing to the advance. Sales of ARC Automotive, the airbag inflator producer, were ahead 13% for the first quarter primarily due to higher volumes of inflators in the US mitigated by lower volumes at the unit's overseas operations. The decrease at the overseas operation reflects a winding-down of sales to customers whose end-user began the process of re-sourcing certain supply contracts. The impact of this decline was partially offset by the benefit of translating local currency sales into US dollars (approximately $0.9 million). Sales of Casco Products were ahead 9% in the three months. The increase is entirely due to two factors: sales added through the second quarter 2004 acquisition of a Canadian operation ($1.2 million); and the benefit of translating local currency sales into US dollars (approximately $0.8 million).

     Sales of the Metal Coating segment declined 7% in the first quarter. The decline reflects lower sales to the building products market, partially offset by increased steel sales under the segment's metal management program. The decline in sales to the building products market reflects the continuing volatility in the domestic steel industry. Certain of Precoat's customers accelerated purchases in the first quarter of 2004 to head-off anticipated price increases or to take advantage of available steel. As a result, the year-over-year comparison reflects unusually high sales in the first quarter of 2004. In addition, several customers held significant levels of inventory at the end of 2004, which reduced sales in the first quarter of 2005, as these customers worked through their high inventory levels.

     Sales of the Specialty Chemicals segment were ahead slightly in the first quarter due to the benefit of translating local currency results into US dollars (approximately $1.7 million) and the sales added through the late 2004 acquisition of a small manufacturer of laboratory products used by the detergent and chemicals industries (impact of $0.9 million). On a local currency basis, sales of the detergent chemicals operation were on a par with the prior year, a reflection of continuing strong demand for the detergent additive TAED. Sales of the international marketing units declined slightly as a result of the weak US dollar.

Sales   (cont'd)

     Sales of the Industrial Machinery segment advanced sharply, posting an $11.5 million increase in the first quarter. The increase was primarily driven by higher sales of emission control equipment in the US and Europe, as well as the benefit of translating local currency sales into US dollars (approximately $1.3 million).

     Sales of the Other Products segment declined 30%, as lower sales at the After Six unit, reflecting continuing intense competition in the formalwear market, more than offset increased revenues from Centor, Sequa's real estate holding company. Centor benefited from the fourth quarter 2004 inclusion of the Sequa Can Machinery building in its portfolio of properties.

Operating Income

     Overall operating income increased 69% in the first quarter of 2005, driven by improvements at the Aerospace, Automotive, Metal Coating, Specialty Chemicals and Industrial Machinery segments, mitigated by higher corporate expenses and a small decline at the Other Products segment. The improved results were bolstered by lower pension costs and the impact of translating local currency results into US dollars (approximately $0.8 million). For the first quarter of 2005 and 2004, Sequa's foreign operations contributed $17.7 million and $15.1 million, respectively. The improvement in foreign operations primarily reflects increased profitability at the overseas operations of the Automotive and Industrial Machinery segments. A detailed review of operating income by segment follows.

     Operating profits of the Aerospace segment advanced $6.0 million to $14.6 million in the first quarter of 2005. The increase is due to the following factors: the higher level of sales under the long-term service agreements; the absence of $1.7 million of up-front contract costs recognized in the first quarter of 2004 that will be recovered over the term of the contract; and lower pension costs.

     Results of the Automotive segment more than doubled in the first quarter. The ARC Automotive unit benefited from significantly higher volumes, improved absorption, the benefits of on-going Six Sigma initiatives and lower general and administrative costs. The Italian unit benefited from an improved sales mix, the strengthening of the Euro and improved plant performance. Casco Products posted a modest improvement as a result of higher sales, benefits derived from previous restructuring actions and ongoing Operational Excellence programs.

     The Metal Coating segment posted a 12% improvement in the first quarter. The impact of lower sales, higher natural gas costs and increased raw material costs was more than offset by improved operating efficiencies, a 2004 mid-year price increase, an improved sales mix, and the absence of charges recorded in 2004 related to a proposed new prime yield program and to a legal dispute.

     The Specialty Chemicals segment posted a 9% improvement in operating profit in the first quarter of 2005, due primarily to the inclusion of profits from a small manufacturer of test products used by the detergent and chemicals industries acquired in late 2004 and the impact of the strengthening of the Euro.

Operating Income   (cont'd)

     The Industrial Machinery segment advanced sharply in the first quarter as a result of the higher level of sales, the benefits of previous restructuring actions and productivity improvements generated through Six Sigma programs.

     Operating income declined 33% in the Other Products segment in the first quarter as a result of lower profits at the After Six unit due to lower sales, mitigated by a small improvement at the Centor unit.

     Corporate expenses increased 27% in the first quarter of 2005, due to a $1.8 million charge related to a separation agreement with Sequa's former Vice Chairman and Executive Officer responsible for operations other than Aerospace, and higher incentive compensation provisions related to Sequa's improved performance in 2005, mitigated by lower pension expense.

Restructuring Charges

     While Sequa continues to review its individual operations in order to ensure their competitive positions in their respective markets, there were no restructuring activities in the first quarters of 2005 and 2004.

Equity in Income of Unconsolidated Joint Ventures

     Sequa's investments in unconsolidated joint ventures are primarily concentrated in the Aerospace segment.

     Chromalloy Gas Turbine Corporation (Chromalloy) is a partner in joint ventures aimed at strengthening its ties to certain original equipment manufacturers (OEMs) and airline customers, as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements. Sequa's investment in Chromalloy's joint ventures was $69.8 million at March 31, 2005 and $68.0 million at December 31, 2004. The combination of income and losses of Chromalloy's joint ventures was income of $2.5 million and $1.3 million in the first quarter periods of 2005 and 2004, respectively. The largest of the Chromalloy joint ventures are discussed in the following paragraphs.

     In 2003, Chromalloy and Siemens Westinghouse Power Corporation and Siemens Aktiengesellschaft (collectively referred to as Siemens) established a global cooperation consisting of joint ownership of three operating companies providing service and repairs for heavy industrial gas turbines manufactured by other companies, and for gas turbines based on the mature technologies of Siemens and its affiliates. The three operating companies are: TurboCare Gas Turbine Services LLC (TCGTS), Turbine Services Ltd (TS) and Gas Turbine Technologies, S.p.A. (GTT).

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

Equity in Income of Unconsolidated Joint Ventures   (cont'd)

     Chromalloy has a 51% ownership interest in, and operating control over, TS. The financial statements of TS are consolidated with those of Sequa, and a Siemens minority interest is reflected. Chromalloy contributed the assets of its UK and Thailand industrial gas turbine operations and its 49% ownership interest in its MJB joint venture to TS. MJB, a partnership with Al Masaood, provides repair and maintenance services for industrial gas turbines from a facility in the United Arab Emirates. Sequa has guaranteed up to $6.6 million of MJB's bank line of credit. At March 31, 2005, there were no amounts outstanding under this facility. TS serves Europe, the Far East and the Middle East.

     Chromalloy has a 20% ownership interest in GTT. Siemens contributed the assets of an Italian facility to GTT. GTT serves Italy and certain other countries.

     Chromalloy has a 52.6% ownership interest in BELAC, a component manufacturing operation that produces new replacement parts for jet engines. The 52.6% ownership interest does not equate to a controlling interest primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions. While Chromalloy's partners in this joint venture are major commercial airlines, whose industry has been under significant pressure, management believes that the venture is adequately capitalized to carry on its principal operations without additional subordinated financial support. At March 31, 2005, Sequa's investment in BELAC totaled $7.8 million.

     Chromalloy has two 50/50 joint ventures with Rolls-Royce plc: Turbine Surface Technology Limited (TSTL), which provides advanced coatings for Rolls-Royce turbine components; and Turbine Repair Technology Limited (TRTL), which provides advanced component repair services for certain Rolls-Royce engines. Sequa has guaranteed 50% of TSTL's future lease payments under the terms of a capitalized lease, as well as 50% of an overdraft facility. Total amounts subject to the guarantees may not exceed 11.5 million British pounds. At March 31, 2005, 5.8 million British pounds were outstanding related to the guarantee.

     Advanced Coatings Technologies (ACT), a 50%-owned joint venture with United Technologies Corporation, owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts.

Interest Expense

     Interest expense in the three-month period of 2005 was on par, compared with the prior year.

Other, net

     In the three-month period of 2005, Other, net included $1.8 million of net gain related to the fair market value of foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting; $0.9 million of expense to record losses and to reduce the investment in a business transferred under contractual arrangements in 2004; $0.5 million of expense related to a minority interest holder; $0.5 million of charges for the amortization of capitalized debt issuance costs; $0.3 million of charges for letters of credit and commitment fees; and $0.3 million of expense on the cash surrender value of corporate - owned life insurance.

Other, net   (cont'd)

     In the three-month period of 2004, Other, net included $0.4 million of income on the cash surrender value of corporate-owned life insurance; $0.6 million of expense related to a minority interest holder; $0.5 million of charges for the amortization of capitalized debt issuance costs; $0.4 million of charges for letters of credit and commitment fees; and $0.4 million of net loss related to the fair market value of foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting.

Income Tax Provision

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the three-month periods of 2005 and 2004 were based upon estimated annual pre-tax income (losses) from continuing operations and include the effect of a provision for state income and franchise taxes.

     In the fourth quarter of 2004, the American Jobs Creation Act of 2004 (the Act) was enacted, which provides a special one-time 85% dividends received deduction on the repatriation of certain foreign dividends paid by December 31, 2005, provided the criteria outlined in the tax law are met. Detailed guidance was subsequently issued by the Internal Revenue Service (IRS) on January 13, 2005. In December 2004, the FASB issued FASB Staff Position 109-2, which provided interpretative guidance in connection with accounting for the impact of the Act, due to the lack of clarification of the provisions within the Act and the timing of enactment. Given the significant amount of undistributed earnings of Sequa's foreign subsidiaries in several countries and the complexities of determining not only the effect of the newly issued IRS guidance but also the local laws and other agreements that govern dividends that may be distributed from these foreign subsidiaries, Sequa is in the process of evaluating the impact of the Act and is unable to reasonably estimate the income tax effect or range of income tax effects, if any. Consequently, no deferred tax liabilities were recorded as of March 31, 2005 related to the undistributed earnings of these companies as a result of the Act. Sequa expects to complete this evaluation during the third quarter of 2005.

Discontinued Operations

     On November 4, 2004, Sequa, through its wholly owned subsidiary, Sequa Can Machinery, Inc., sold the business and substantially all of the assets and certain of the liabilities of Sequa Can Machinery, Inc. and its affiliated companies (collectively referred to as Sequa Can Machinery) to Stolle Machinery Company, LLC (Stolle), a Delaware limited liability company. Sequa received $40.8 million in cash, subject to certain adjustments. The Consolidated Statement of Operations and Statement of Cash Flows have been restated in prior periods to reflect the Sequa Can Machinery business as a discontinued operation. The December 31, 2004 Balance Sheet reflects the sale of the Sequa Can Machinery business.

     On April 1, 2004, Sequa, through its TurboCombustor Technology, Inc. unit (TCT), an affiliated subsidiary of Chromalloy, sold the business and substantially all of the assets and certain of the liabilities of TCT to TCT Acquisition, Inc. TCT received $32.0 million in cash, subject to certain adjustments, and $8.0 million Face Amount of Series B Convertible Preferred Stock of TCT Acquisition, Inc. representing up to an 18.2% ownership interest in TCT

Discontinued Operations   (cont'd)

Acquisition, Inc. An investor group and certain management executives of TCT Acquisition, Inc. hold the remaining 81.8% ownership interest. The Series B Convertible Preferred Stock does not possess voting rights and Sequa does not have representation on the board of directors of TCT Acquisition, Inc. The operations and cash flows of the TCT business have been eliminated from the ongoing operations of Chromalloy and there will be no significant continuing involvement in the operations of TCT Acquisition, Inc. The Consolidated Statement of Operations and Statement of Cash Flows were previously restated to reflect the TCT business as a discontinued operation.

Risk/Concentration of Business

     Sequa's largest operation, Chromalloy, with 2005 first quarter sales of $207.3 million and operating income of $14.6 million (2004 annual sales and operating income of $813.8 million and $42.9 million, respectively), and total assets at December 31, 2004 of $950.7 million, has confronted a difficult operating environment since the events of September 11, 2001. The severe and extended impact on the airline industry since then has undercut Chromalloy's repair and original equipment component manufacturing operations, which derive approximately 80% of their sales from the commercial aviation market. The large repair business is directly related to the number of hours jet engines are flown, and the original equipment component manufacturing business is related to the number of new jet engines placed in service. The economic impact on Chromalloy has been partially offset by cost cutting measures. In 2004, annual operating income exceeded the 2003 level, and 2005 operating income is expected to trend higher. While global airline traffic has increased in 2004 compared to 2003, fuel costs have affected the profitability of air carriers and placed additional pressure on the industry. Furthermore, the long-term effect on air travel of continuing terror threats, which have been heightened by the situation in Iraq, remains uncertain.

     In September 2004, US Airways Group Inc. (US Airways) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (Chapter 11). The filing was the second time in two years that US Airways has filed for protection under the Chapter 11. Chromalloy's pre-petition trade receivable balance with US Airways was not material. In the first quarter of 2005, US Airways accounted for approximately 1% of Chromalloy's sales.

     United Airlines (UAL), which filed a voluntary petition for reorganization under Chapter 11 in December 2002, accounted for $34.1 million or 16% of Chromalloy's sales in the first quarter of 2005 (18% of 2004 annual sales). The pre-petition net trade accounts receivable balance was nominal, and the impact of the UAL filing on Chromalloy's operations has not been significant. In September 2003, Chromalloy signed a 10-year engine material-by-the-hour contract with UAL which began to contribute repair revenues in March 2004. While the impact on Chromalloy of the UAL bankruptcy filing has not been significant to date, in June 2004, the Air Transportation Stabilization Board (ATSB) denied UAL's final application for a federal loan guarantee, which would have helped UAL secure funds for its exit from bankruptcy. The long-term effect on UAL of the ATSB's decision is uncertain at this time.

Risk/Concentration of Business  (cont'd)

     At March 31, 2005, trade and unbilled receivables due from major commercial airlines totaled approximately $95.6 million, of which $48.3 million are with UAL and $2.1 million are from US Airways. There has been considerable speculation in the airline and finance sectors as to whether Delta Airlines, Inc. (Delta) will file a voluntary petition for reorganization in the near term under Chapter 11. Chromalloy's trade receivable balance with Delta was approximately $2.4 million at March 31, 2005. The difficult business conditions in the airline industry and the possibility of bankruptcy filings by other carriers who are customers of Chromalloy could adversely affect the ability of Chromalloy to realize some of these receivables.

     Chromalloy competes for turbine engine repair business with a number of other companies, including the OEMs which generally have obligations (contractual and otherwise) to approve vendors to perform repair services on their engines and components. Chromalloy has a number of such approvals, including licensing agreements, that allow it to repair certain components of engines. The loss of a major OEM's approval to repair components for its engines could have an adverse effect on Chromalloy, although management believes it has certain actions available to mitigate this effect.

     Sequa is engaged in the automotive airbag inflator business through ARC Automotive. ARC Automotive's largest customers for airbag inflators are Delphi Automotive Systems and its subsidiaries (Delphi) and Key Safety Systems, Inc. and its subsidiaries (Key Safety). Delphi accounted for $22.3 million or 36% of ARC Automotive's first quarter sales in 2005 (39% of 2004 annual sales). Key Safety accounted for $19.5 million or 31% of ARC Automotive's first quarter sales in 2005 (34% of 2004 annual sales). These two customers accounted for approximately 46% of the Automotive segment's sales in the first quarter of 2005.

     Precoat Metals markets its coating services to steel and aluminum producers and distributors, building products manufacturers, merchant can makers, and manufacturers of other diverse products. US Steel, historically Precoat Metal's largest customer, accounted for $5.0 million or 8% of Precoat Metal's first quarter sales in 2005 compared to $29.1 million or 43% in the first quarter of 2004. The significant decrease in sales relates to the following: (1) 2004 sales were accelerated in the first quarter of 2004 due to certain customers trying to avoid anticipated metal price increases; and (2) US Steel, in 2005, directed end users that its billings would be for metal sales only, not coating services. As a result, Precoat Metals billed end user customers directly for coating services in 2005, while these sales were billed directly to US Steel in 2004.

     In the Specialty Chemicals segment, one customer accounted for 33% of first quarter sales in 2005 (33% of 2004 annual sales) and the top three customers accounted for 45% of first quarter sales in 2005 (44% of 2004 annual sales). All of these customers are international consumer products companies with whom Warwick International has been doing business for many years.

     Sequa's assets of discontinued operations include a leveraged lease portfolio that is subject to risks associated with the ultimate realizability of estimated residual values, as well as the creditworthiness of the lessees. Several of the leases are for aircraft leased to major commercial airlines whose industry is experiencing difficult conditions. At March 31, 2005, Sequa's remaining net investment in aircraft leases with major commercial airlines totaled $31.8 million, of which $17.5 million relates to American Airlines, Inc. and $14.3 million relates to Delta.

Backlog

     The business of Sequa for which backlog is significant is the Industrial Machinery segment. The dollar amount of backlog for this segment was $101.1 or 63% of total consolidated backlog as of March 31, 2005 ($97.2 million or 62% of total consolidated backlog as of December 31, 2004).

Liquidity and Capital Resources

     Net cash used for operating activities was $48.6 million in the first quarter period of 2005 compared with $20.7 million used for operating activities in 2004. An improvement in income from continuing operations before income taxes was more than offset by increased working capital requirements primarily in the Aerospace and Metal Coating segments and a decrease in cash provided by discontinued operations. Cash used for investing activities was $5.0 million in the first quarter period of 2005 compared with $14.2 million used for investing activities in 2004. The $9.2 million increase relates to the $17.3 million release of restricted cash requirements in the Specialty Chemicals segment, partially offset by increased capital expenditures and by the purchase of a repair parts business in 2005. Net cash used for financing activities was $0.7 million in the first quarter of 2005 compared with cash used for financing activities of $2.6 million in 2004.

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

     In 2004, Sequa contributed $29.1 million to its qualified pension plans. Due to its pension contributions as well as an improvement in the equity markets, in 2004 Sequa recorded income of $23.7 million, net of tax, through other comprehensive income, a component of shareholders' equity, representing a partial reversal of the minimum required pension liability recorded in prior years. Management does not currently anticipate that any significant pension plan contributions will be made in 2005. Sequa monitors its pension plans on an ongoing basis. At March 31, 2005, no significant charge to other comprehensive income with respect to a minimum pension liability adjustment is expected in 2005.

     Sequa's debt ratings, which are below investment grade, are as follows: Moody's, B1; Standard & Poors Rating Services, BB- and Fitch Ratings, B+.

     Sequa's uncommitted $50.0 million credit line facility for the issuance of letters of credit was revised in January 2005 to include a second major global bank. The revised credit line has a reduced level of pricing, and eliminates all restrictions and covenants with respect to the

Liquidity and Capital Resources  (cont'd)

Specialty Chemicals segment. The revised credit line was further amended effective March 31, 2005 to eliminate the previously required cash collateral balance, which was 9 million pounds at December 31, 2004. The credit line facility is secured by the assets of the segment.

     At March 31, 2005, Sequa was contingently liable for $39.2 million of outstanding letters of credit and $4.6 million of surety bonds not reflected in the accompanying Consolidated Balance Sheet. In addition, Sequa has guaranteed up to $6.6 million of its MJB joint venture's bank line of credit and up to 11.5 million British pounds of its TSTL joint venture's capitalized lease payments and overdraft facility. At March 31, 2005, no amounts were outstanding under MJB's bank line of credit and 5.8 million British pounds were outstanding related to the TSTL guarantees. Sequa is not aware of any existing conditions that would cause demand for payment relative to the outstanding letters of credit, surety bonds or the guarantees.

     Sequa Receivables Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement (RPA) that extends through November 16, 2006. Under the RPA, SRC may sell an undivided percentage ownership interest up to a maximum participation of $75.0 million in Sequa's eligible domestic trade receivables through a bank administered multi-seller commercial paper conduit. In May 2005, the RPA was amended to include certain foreign trade receivables. The RPA was previously amended and restated in May 2004 to include a third bank to sell commercial paper through a second bank conduit and to provide back-up liquidity. Back-up liquidity lines provided by the three banks are annually renewable at the banks' option and contain a net worth covenant applicable to Sequa. The sale of receivables through the bank administered conduit is funded through the sale of A1/P1 rated commercial paper. SRC pays a facility fee of 0.75% per annum plus 0.50% per annum above the commercial paper rate based on usage. SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa. SRC is shielded from credit exposure related to Sequa, and therefore the discount rate offered by the buyer of Sequa trade receivables is based on the highest rated (A1/P1) commercial paper. The structure employed provides Sequa a low-cost source of funds that would otherwise not be available to Sequa. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," transactions under the RPA qualify as a sale of receivables. At March 31, 2005, no trade receivables were sold under the RPA. However, amounts were sold and settled in full after a brief period during the three months ended March 31, 2005 that resulted in nominal discount expense recorded in Other, net in the Consolidated Statement of Operations for the period.

     Capital expenditures amounted to $16.6 million in the first quarter of 2005, with spending concentrated in the Aerospace, Automotive and Metal Coating segments. These funds were primarily used to upgrade existing facilities and equipment. Sequa currently anticipates that capital spending in 2005 for continuing operations will be approximately $80 million and will be concentrated primarily in the Aerospace, Automotive and Metal Coating segments.

Liquidity and Capital Resources   (cont'd)

     At March 31, 2005, Sequa's contractual obligations are as follows:
		Payments Due by Period
		(Thousands of Dollars)
		(Unaudited)

		Remainder	Years	Years	Years
Contractual obligations	Total	2005	2006-2007	2008-2009	=>2010

Long-term debt (a)	$798,012	$12	$-	$798,000	$-
Interest on long-term debt (b)	294,878	49,035	142,890	102,953	-
Operating leases (c)	72,170	12,117	27,722	20,736	11,595
Purchase obligations (d)	53,736	31,203	14,977	7,294	262
Other long-term liabilities:
Projected minimum required
pension contributions	32,600	-	11,200	5,500	15,900
Environmental
remediation (e)	14,000	5,000	4,000	2,000	3,000

Total	$1,265,396	$97,367	$200,789	$936,483	$30,757

(a)		Represents long-term debt cash payment schedule and excludes amortizable debt discount of $1.5 million and premium of $1.6 million.

(b)		Interest on long-term debt represents interest payments due on Sequa's 8 7/8% and 9% Senior Notes. Interest payments on other debt amounts is not significant.

(c)		Operating lease obligations includes future rental payments on a leased facility that was excluded from the sale of the ARC propulsion business.

(d)

Purchase obligations are agreements to purchase goods and services that are considered enforceable and legally binding and which specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. The amounts shown represent those amounts considered by Sequa to be enforceable and legally binding and include short-term purchase orders for the purchase of goods or services as well as capital expenditure commitments. Purchase obligations include amounts required under the Supply Agreement executed as part of the February 2005 acquisition of AAR Corp's Engine Component Repair business unit.

(e)

Actual environmental remediation expenditures may be higher than amounts contractually obligated as Sequa may undertake remediation activities without requirements imposed by Consent Orders or Consent Agreements with Federal and State authorities or by litigation.

     Management currently anticipates that the following will provide sufficient funds to support Sequa's operations for the next twelve months: cash flow from operations; $147.9 million of cash and cash equivalents on hand at March 31, 2005, up to $75.0 million available under the RPA, that extends through November 2006; and the amounts available under the $50 million facility for the issuance of letters of credit that is secured by assets of the Specialty Chemicals segment. Expected requirements include $71.5 million of interest payments in the next year due on the outstanding 9% and 8 7/8% Senior Notes; approximately $80 million of capital expenditures; the other contractual obligations summarized above; and any future requirements for letters of credit and surety bonds, which totaled $43.8 million at March 31, 2005.

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

     Sequa Receivable Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a RPA that extends through November 16, 2006. A further discussion of the RPA is included in Note 7 to the Consolidated Financial Statements and in the Liquidity and Capital Resources section of this Quarterly Report on Form 10-Q.

     At March 31, 2005, all minimum required capital contributions to Sequa's joint ventures have been satisfied. Future contributions to the joint ventures require the approval of the respective joint venture's board of directors. Sequa believes that its joint ventures are adequately capitalized. In addition, Sequa and its joint venture partners have each guaranteed up to $6.6 million of the MJB joint venture's bank line of credit and up to 11.5 million British pounds of the TSTL joint venture's capitalized lease payments and overdraft facility. At March 31, 2005, no amounts were outstanding under MJB's bank line of credit and 5.8 million British pounds were outstanding related to the TSTL guarantees. Sequa is not aware of any existing conditions that would cause demand for payment relative to the outstanding letters of credit, surety bonds or the guarantees.

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

Inventory Valuation

The Aerospace segment (Chromalloy) maintains significant inventories of parts to serve the commercial aviation repair market. In order to ensure that any obsolete or slow moving inventory is properly identified and valued, Chromalloy has in place a policy that mandates minimum write-down requirements based on usage. The policy provides for a consistent and systematic approach

Significant Accounting Policies and Estimates   (cont'd)

to valuing inventory at the lower of cost or market, with inventory values reassessed quarterly and at year-end for adequacy. The decline in air travel after September 11, 2001 and the related reduction in the number of hours jet engines are flown, had an unfavorable impact on inventory valuations. A future precipitious decline in air travel would have a similar unfavorable impact. Management believes that, while demand for certain repair services and manufactured parts has been volatile since September 11, 2001, the long-term outlook for the industry is positive.

Goodwill

SFAS No. 142 requires that goodwill and other intangible assets be tested for impairment on an annual basis. Sequa has updated its review of goodwill on its selected annual test date of October 1, 2004 and noted no further impairment. In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. If these estimates and assumptions change in the future due to such factors as a decline in general economic conditions; a long-term or permanent decline in air travel; competitive pressures on sales and margins; and other factors beyond management's control, an impairment charge may be required.

Revenue Recognition

Generally, sales are recorded when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collectability is reasonably assured and the services have been rendered or the products have been shipped and risk of loss has transferred to the customer. For arrangements entered into after June 30, 2003 that called for multiple deliverables, Sequa recognizes revenue in accordance with the Emerging Issues Task Force (EITF) Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables."

Revenue is recognized under the material-by-the-hour and the power-by-the-hour contracts based on the estimated fair value of units shipped. Recognition of revenue associated with unbilled receivables is limited to amounts contractually recoverable. Estimates of total contract revenues and costs are reviewed at a minimum each quarter. Risk factors affecting the overall revenue of the contract concern the usage of engines during the contract period. Future engine usage may be negatively impacted by general economic slowdowns, the fallout from possible terrorist attacks similar to those seen on September 11, 2001 and complications related to certain customers' emergence from bankruptcy.

Pensions

Pension expense and pension liabilities are actuarially determined and are affected by management's assumptions with respect to the discount rate for obligations, the future rate of increase in compensation levels, and the expected long-term rate of return on plan assets. Pension expense and liabilities can also be affected by changes in plan benefits and the actual return on plan assets. The discount rate is based on an analysis of discounted cash flows using an interest spot rate curve in conjunction with a further review of high- and medium-grade corporate long-term bond rates. The rate of increase in compensation levels is based on management's assessment of the current and future economic environment and overall salary trends. The expected long-term rate of return considers the allocation of plan assets, the historical performance of plan assets and economic and other indicators of future performance. In addition, Sequa may consult with and consider the opinions of financial and other professionals in developing appropriate return benchmarks. Changes in the discount rate and the expected long-term rate of return on plan assets, as well as actual returns on plan assets that differ from the expected return, can have a significant impact on pension expense and related liabilities.

Significant Accounting Policies and Estimates   (cont'd)

Income Taxes

Sequa has significant domestic net operating loss carryforwards, as well as deferred tax assets established through other comprehensive income in recording a minimum required pension liability. Management believes that such carryforwards and deferred tax assets will be utilized before their expiration through future reversals of existing taxable temporary differences, future earnings and available tax planning strategies. Sequa's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions; the state of the airline industry and other major markets; competitive pressures on sales and margins; and other factors beyond management's control. There can be no assurance that Sequa will meet its expectations for future domestic taxable income in the carryforward period or that available tax strategies can be enacted. However, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income and available tax strategies will be sufficient to fully realize the domestic operating loss carryforwards and deferred tax assets at March 31, 2005.

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

Other Information

     On December 16, 2004, Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123(R)), "Share-Based Payment," was issued. The approach in SFAS No. 123(R) is similar to the approached described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure, required under SFAS No. 123, is no longer an alternative. In April 2005, the Securities and Exchange Commission issued a final release amending Regulation S-X to postpone the date for compliance with SFAS No. 123(R) for registrant's that are not defined as a small business issuer. Sequa is required to adopt SFAS No. 123(R) in its first fiscal year after June 15, 2005 and, therefore, Sequa will adopt SFAS No. 123(R) no later than January 1, 2006.

Internal Controls over Financial Reporting

     Sequa's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Sequa's management, including the Chief Executive Officer and Chief Financial Officer, Sequa is conducting an ongoing evaluation of the effectiveness of its internal control over financial reporting for the year ending December 31, 2005 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     Based on an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2004, based on the framework issued by COSO, management concluded that Sequa's internal control over financial reporting was not effective as of December 31, 2004 because of the effect of material weaknesses identified. Although progress is being made to remediate the material weaknesses, additional action is still necessary. (See Item 4, Controls and Procedures, of this Quarterly Report on Form 10-Q, which is incorporated herein by reference).

     The existence of one or more material weaknesses creates a more than remote likelihood of material misstatements in Sequa's financial statements and substantial resources may be required to rectify any internal control deficiencies. If management fails to achieve and maintain the adequacy of internal controls in accordance with applicable standards, Sequa may be unable to conclude on an ongoing basis that it has effective internal controls over financial reporting in accordance with Section 404. If Sequa cannot produce reliable financial reports, its business and financial condition could be harmed, investors could lose confidence in the reported financial information, the market price of Sequa's stock could decline significantly, and Sequa may be unable to obtain financing to operate and expand its business.

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

     A hypothetical 10% uniform decrease in all foreign currency exchange rates relative to the US dollar would have decreased the fair value of Sequa's financial instruments by approximately $12.5 million as of March 31, 2005 and $9.5 million as of December 31, 2004. The sensitivity analysis relates only to Sequa's exchange rate-sensitive financial instruments, which include cash and debt amounts denominated in foreign currencies and all open foreign forward exchange contracts at March 31, 2005 and December 31, 2004. The effect of this hypothetical change in exchange rates ignores the effect this movement may have on the value of net assets, other than financial instruments, denominated in foreign currencies and does not consider the effect this movement may have on anticipated foreign currency cash flows.

     At March 31, 2005 and December 31, 2004, substantially all of Sequa's debt was at fixed rates, and Sequa currently does not hold interest rate derivative contracts. Accordingly, a change in market interest rates would not materially impact Sequa's interest expense but would affect the fair value of Sequa's debt. Generally, the fair value of fixed-rate debt increases as interest rates fall and decreases as interest rates rise. The fair value of Sequa's total debt was approximately $847.9 million at March 31, 2005 and $884.0 million at December 31, 2004. A hypothetical 1% increase or decrease in interest rates would have decreased or increased the fair value of Sequa's total debt by approximately $26.9 million at March 31, 2005 and by approximately $30.0 million at December 31, 2004. The fair value of Sequa's total debt is based primarily upon quoted market prices of Sequa's publicly traded securities. The estimated changes in the fair values of Sequa's debt are based upon changes in the present value of future cash flows as derived from the hypothetical changes in market interest rates.

     At March 31, 2005 and December 31, 2004, Sequa had forward foreign exchange contracts and derivatives thereof with notional amounts primarily denominated in Euros: 64.6 million and 59.9 million, respectively and; in US Dollars: 9.6 million and 8.8 million, respectively. At March 31, 2005, a natural gas swap with a notional amount of $0.7 million was outstanding, and it expired in April of 2005.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (cont'd)

     The following table presents the carrying amounts and fair values of Sequa's derivative and non-derivative financial instruments:
	(Amounts in thousands)
	(Unaudited)
	At March 31, 2005		At December 31, 2004

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Cash and cash equivalents	$147,851	$147,851	$204,842	$204,842
Forward foreign exchange
contracts	1,486	1,486	418	418
Natural gas swap	148	148	-	-
Liabilities
Current and long-term debt	798,079	847,871	798,625	884,290
Forward foreign exchange
contracts	242	242	2,154	2,154

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

ITEM 4. CONTROLS AND PROCEDURES

Internal Controls over Financial Reporting

     Sequa's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Sequa's management, including the Chief Executive Officer and Chief Financial Officer, Sequa is conducting an ongoing evaluation of the effectiveness of its internal control over financial reporting for the year ending December 31, 2005 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     Based on an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2004 based on the framework issued by COSO, management concluded that Sequa's internal control over financial reporting was not effective as of December 31, 2004 because of the effect of material weaknesses identified below.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses were identified:

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

     Deficiencies related to the internal controls over financial reporting of an overhaul repair facility which accounted for approximately 2% of Sequa's consolidated assets and revenue as of and for the year ended December 31, 2004. The deficiencies relate primarily to the aggregation of issues pertaining to revenue recognition, account reconciliations and basic internal controls and controls surrounding the use of certain information technology applications. These deficiencies create a more than remote likelihood of a material misstatement of revenues, accounts receivable and inventories.

     Although progress is being made to remediate the material weaknesses identified at December 31, 2004, additional action is still necessary.

     The certifications of Sequa's Chief Executive Officer and Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning Sequa's disclosure controls and procedures and internal controls over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

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

Sequa inadvertently failed to filed on Form 8-K the following amendments to the $50 million credit line facility for the issuance of letters of credit under an Agreement between HSBC Bank plc, Warwick International Group Limited and Sequa:

(1)

Amendment dated as of January 24, 2005 revising the Agreement to include a second major bank. The amendment was filed as Exhibit 10.4 to Sequa's Annual Report on Form 10-K for the year ended December 31, 2004.

(2) Amendment dated March 31, 2005 revising the Agreement to delete restricted cash requirements. The amendment is filed herewith as Exhibit 10.5.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.5

Amendment dated as of March 31, 2005 to Agreement dated September 19, 2003 between HSBC Bank plc, Warwick International Group Limited and Sequa establishing a $50 million credit line for the issuance of letters of credit (as amended).

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

Registrant filed a Current Report on Form 8-K dated January 14, 2005 with respect to Sequa recording an asset impairment charge in the fourth quarter of 2004 in response to a decision by an overseas end-user, supplied through several customers of the Automotive segment, to re-source certain supply contracts effective in the first half of 2005.

Registrant filed a Current Report on Form 8-K dated January 31, 2005 with respect to R. Scott Schafler's decision not to stand for re-election to Sequa's Board of Directors at the 2005 Annual Meeting of Stockholders.

Registrant filed a Current Report on Form 8-K dated February 2, 2005 with respect to the election of Dr. Martin Weinstein, Vice Chairman and Executive Officer, responsible for Gas Turbine Operations, to the position of Chief Executive Officer and to amend the By-Laws of Sequa.

Registrant filed a Current Report on Form 8-K dated March 9, 2005 with respect to the resignation of John J. Quicke, Vice Chairman and Executive Officer, responsible for Group Operations.

Registrant filed a Current Report on Form 8-K dated March 11, 2005 with respect to the press release dated March 9, 2005, which reported fourth quarter 2004 and full year 2004 results.

Registrant filed a Current Report on Form 8-K dated March 15, 2005 with respect to the Board of Directors of Sequa Corporation approving the earnings per share number used to determine the awards for 2004 under Sequa's Management Incentive Bonus Program (the MIBP) and the earnings per share numbers to be used to determine the targets for awards under the MIBPs for 2005.

Registrant filed a Current Report on Form 8-K dated March 24, 2005 with respect to the election of Mr. Robert Weinberg to the Board of Directors and with respect to David S. Gottesman's decision not to stand for re-election to the Board of Directors at the 2005 Annual Meeting of Stockholders.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEQUA CORPORATION

	BY	/s/ HOWARD M. LEITNER

Howard M. Leitner
Senior Vice President, Finance
(Chief Financial Officer)

May 9, 2005