Form 10-Q
period 2005-06-30
SEQUA CORP /DE/
filed 2005-08-05
CIK 95301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2005

OR
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes	X	No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

Yes	X	No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2005

Class A Common Stock, no par value	7,338,428
Class B Common Stock, no par value	3,321,772

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sequa Corporation and Subsidiaries
Consolidated Statement of Income
(Amounts in thousands, except per share)
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,

	2005	2004 *	2005	2004 *

Sales	$973,462	$895,228	$498,440	$464,206

Costs and expenses
Cost of sales	782,988	741,479	399,468	386,157
Selling, general and administrative	125,178	116,484	64,089	58,805

	908,166	857,963	463,557	444,962

Operating income	65,296	37,265	34,883	19,244

Other income (expense)
Interest expense	(36,145)	(35,844)	(18,040)	(17,778)
Interest income	2,359	1,651	1,042	892
Equity in income of unconsolidated joint ventures	6,061	3,617	3,549	2,350
Other, net	(2,951)	(3,726)	(2,238)	(2,039)

Income from continuing operations
before income taxes	34,620	2,963	19,196	2,669

Income tax provision	(10,700)	(800)	(5,900)	(700)

Income from continuing operations	23,920	2,163	13,296	1,969

Income from discontinued operations, net of income taxes	-	4,666	-	3,607

Net income	23,920	6,829	13,296	5,576

Preferred dividends	(955)	(1,032)	(439)	(516)

Premium on partial redemption of preferred stock	(655)	-	(655)	-

Net income available to common stock	$22,310	$5,797	$12,202	$5,060

Basic earnings per share
Income from continuing operations	$2.11	$0.11	$1.15	$0.14
Income from discontinued operations	-	0.44	-	0.34

Net income	$2.11	$0.55	$1.15	$0.48

Diluted earnings per share
Income from continuing operations	$2.09	$0.11	$1.14	$0.14
Income from discontinued operations	-	0.44	-	0.34

Net income	$2.09	$0.55	$1.14	$0.48

Dividends declared per share
Preferred	$2.50	$2.50	$1.25	$1.25

The accompanying notes are an integral part of the financial statements.
*See Notes 1 and 9 to the consolidated financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands)

ASSETS

	(Unaudited)
	June 30,	December 31,
	2005	2004

Current assets
Cash and cash equivalents	$154,151	$204,842
Trade receivables (less allowances of $11,934 and $10,192 as of June 30, 2005 and December 31, 2004, respectively)	324,152	319,819
Unbilled receivables	40,009	39,060
Inventories	480,388	428,533
Assets of discontinued operations	7,048	222
Deferred income taxes	43,513	43,370
Other current assets	26,667	26,882

Total current assets	1,075,928	1,062,728

Investments
Investments and other receivables	104,053	120,588
Assets of discontinued operations	61,816	69,844

	165,869	190,432

Property, plant and equipment, net	433,068	431,337

Other assets
Goodwill	145,799	147,943
Deferred income taxes	23,897	23,225
Deferred charges and other assets	104,719	107,088

	274,415	278,256

Total assets	$1,949,280	$1,962,753

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

	(Unaudited)
	June 30,	December 31,
	2005	2004

Current liabilities
Current maturities of long-term debt	$91	$520
Accounts payable	193,615	186,858
Taxes on income	24,275	22,016
Accrued expenses	163,425	176,983

Total current liabilities	381,406	386,377

Noncurrent liabilities
Long-term debt	798,028	798,105
Liabilities of discontinued operations	1,618	1,665
Other noncurrent liabilities	106,047	105,545

	905,693	905,315

Shareholders' equity
Preferred stock--$1 par value, 1,825,000 shares authorized, 735,000 shares of $5 cumulative convertible stock issued at June 30, 2005 and 797,000 shares issued at December 31, 2004 (involuntary liquidation value--$14,618 at June 30, 2005)	735	797
Class A common stock--no par value, 50,000,000 shares authorized, 7,456,000 shares issued at June 30, 2005 and 7,410,000 shares issued at December 31, 2004	7,456	7,410
Class B common stock--no par value, 10,000,000 shares authorized, 3,719,000 shares issued at June 30, 2005 and 3,727,000 shares issued at December 31, 2004	3,719	3,727
Capital in excess of par value	290,858	294,092
Retained earnings	422,880	400,571
Accumulated other comprehensive income	8,476	41,994

	734,124	748,591
Less: cost of treasury stock	71,943	77,530

Total shareholders' equity	662,181	671,061

Total liabilities and shareholders' equity	$1,949,280	$1,962,753

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Amounts in thousands)
(Unaudited)
	For the Six Months Ended June 30,

	2005	2004*

Cash flows from operating activities:
Income from continuing operations before income taxes	$34,620	$2,963

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	38,929	39,744
Provision for losses on business transferred, under contractual arrangements	2,502	-
Provision for losses on receivables	2,470	(450)
Equity in income of unconsolidated joint ventures	(6,061)	(3,617)
Other items not providing cash	1,244	724

Changes in operating assets and liabilities:
Receivables	(20,106)	(24,265)
Proceeds from accounts receivable sold	17,000	-
Accounts receivables settled	(17,000)	-
Inventories	(62,470)	(36,475)
Other current assets	1,127	4,728
Accounts payable and accrued expenses	4,358	20,502
Other noncurrent liabilities	(4,946)	1,865

Net cash (used for) provided by continuing operations before income taxes	(8,333)	5,719
Net cash provided by discontinued operations before income taxes	1,154	1,171
Income taxes paid, net	(9,027)	(9,562)

Net cash used for operating activities	(16,206)	(2,672)

Cash flows from investing activities:
Business purchased	(7,314)	(1,811)
Business sold	-	32,000
Purchases of property, plant and equipment	(41,564)	(26,300)
Sales of property, plant and equipment	1,234	4,233
Other investing activities	22,268	(2,495)

Net cash (used for) provided by investing activities	(25,376)	5,627

Cash flows from financing activities:
Proceeds from debt	408	340
Payments of debt	(904)	(2,756)
Payments of preferred dividends	(955)	(1,032)
Other financing activities	595	(400)

Net cash used for financing activities	(856)	(3,848)

Effect of exchange rate changes on cash and cash equivalents	(8,253)	368

Net decrease in cash and cash equivalents	(50,691)	(525)

Cash and cash equivalents at beginning of period	204,842	184,273

Cash and cash equivalents at end of period	$154,151	$183,748

The accompanying notes are an integral part of the financial statements.
*See Notes 1 and 9 to the consolidated financial statements.

Sequa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.   Basis of presentation

     The consolidated financial statements of Sequa Corporation (Sequa) include the accounts of all majority-owned subsidiaries except for a 52.6% owned component manufacturing operation (BELAC LLC "BELAC"). The 52.6% ownership interest in BELAC does not equate to a controlling interest primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions. In addition, BELAC has been determined not to be a Variable Interest Entity (VIE) and therefore its financial statements are not required to be consolidated with those of Sequa under Financial Accounting Standard Board Interpretation No. 46, "Consolidation of Variable Interest Entities," as amended. BELAC is accounted for under the equity method as are investments in 20% to 50% owned joint ventures. All material accounts and transactions between the consolidated subsidiaries have been eliminated in consolidation.

     Sequa Receivables Corporation (SRC), a wholly owned special purpose corporation engaged in selling an undivided percentage ownership interest in certain of Sequa's eligible trade receivables (see Note 7 for further discussion), is a VIE. SRC's assets are available to satisfy its obligations to the bank administered multi-seller commercial paper conduit, and SRC bears the risk of loss relative to uncollectible receivables. Sequa's trade receivables are net of receivables sold under SRC's Receivables Purchase Agreement.

     In November 2004, Sequa sold certain assets and liabilities of Sequa Can Machinery, Inc. and its affiliated companies (collectively referred to as Sequa Can Machinery). The 2004 Consolidated Financial Statements have been restated to reflect the business as a discontinued operation. Additional detail with respect to this divestiture is included in Note 9 to these Consolidated Financial Statements.

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

     The consolidated financial statements included herein have been prepared by Sequa, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present Sequa's results for the interim periods presented. Such adjustments consisted of normal recurring items with the exception of the following in 2005: the second quarter included, in Other, net, $1,616,000 of expense to record losses and to reduce the investment in a business transferred under contractual arrangements in 2004 and the first quarter operating income included a $1,777,000 charge related to a separation agreement executed with Sequa's former Vice Chairman and Executive Officer responsible for operations other than Aerospace; and Other, net included a $1,797,000 gain on the fair market value of forward foreign exchange contracts that did not qualify for cash flow hedge accounting, and $887,000 of expense to record losses and to reduce the investment in a business transferred under contractual arrangements in 2004. The second quarter of 2004 included, in Other, net, $916,000 of loss on the fair market value of forward foreign exchange contracts that did not qualify for cash flow hedge accounting and operating income in the first quarter of 2004 included a $600,000 charge at the Metal Coating segment related to a legal dispute.

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

     The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Note 1.   Basis of presentation   (cont'd)

     Had compensation cost for Sequa's stock option plan been determined using the fair value method under SFAS No. 123, "Accounting for Stock - Based Compensation," Sequa's income from continuing operations and related earnings per share would have been affected as follows:
	(Thousands of Dollars) (Unaudited)
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Reported income from
continuing operations	$23,920	$2,163	$13,296	$1,969
Stock-based compensation, net of
related tax effects, under
SFAS No. 123	(752)	(808)	(362)	(382)

Adjusted income from
continuing operations	$23,168	$1,355	$12,934	$1,587

Basic earnings per share:
Reported income from
continuing operations	$2.11	$0.11	$1.15	$0.14

Stock-based compensation, net
of related tax effects, under
SFAS No. 123	(0.07)	(0.08)	(0.03)	(0.04)

Adjusted income from
continuing operations	$2.04	$0.03	$1.12	$0.10

Diluted earnings per share:
Reported income from
continuing operations	$2.09	$0.11	$1.14	$0.14

Stock-based compensation, net
of related tax effect, under
SFAS No. 123	(0.07)	$(0.08)	$(0.03)	$(0.04)

Adjusted income from
continuing operations	$2.02	$0.03	$1.11	$0.10

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

Note 2. Restructuring Charges

     Sequa continues to review its individual operations in order to ensure their competitive positions in their respective markets. There were no restructuring activities in the first six months of 2005 and 2004.

     Sequa's Consolidated Balance Sheet includes accruals relating to a prior restructuring program of $1,301,000 at June 30, 2005 and $1,707,000 at December 31, 2004. Activity affecting the accruals in the six-month period of 2005 is summarized as follows:

(Thousands of Dollars) (Unaudited)

Balance at December 31, 2004	$1,707

Cash payments of involuntary termination
and voluntary early retirement benefits	(255)
Other activity and adjustments	(151)

Balance at June 30, 2005	$1,301

Note 3. Pension Expense

     The net periodic pension cost for the six and three-month periods of 2005 and 2004 for all significant domestic and foreign funded defined benefit plans include the following components:

	(Thousands of Dollars) (Unaudited)
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Service cost	$4,831	$5,905	$2,410	$2,882
Interest cost	13,716	13,316	6,842	6,641
Expected return on assets	(18,760)	(16,197)	(9,358)	(8,088)
Amortization of net transition amount	103	100	51	50
Amortization of prior service cost	363	412	182	202
Recognized net loss	1,860	3,705	925	1,841

Net periodic pension cost	2,113	7,241	1,052	3,528
Loss due to curtailments/early retirement enhancements	-	302	-	259

	$2,113	$7,543	$1,052	$3,787

Note 3. Pension Expense   (cont'd)

The weighted average assumptions used to determine the net periodic pension cost were as follows:

	2005	2004

Discount rate	6.00%	6.00%
Expected long-term return on plan assets	8.30%	8.30%
Rate of compensation increase	(a)	(a)

(a)	A graded rate of increase in compensation levels was utilized:
4.0% in 2004, 3.5% in 2005 and 4.0% thereafter.

     Net periodic pension cost has declined in 2005 from the 2004 level for the following reasons: (1) actual returns on plan assets in 2004 exceeded the expected returns, which served to increase the asset base on which 2005 expected returns were calculated; and (2) effective January 1, 2005, plan benefits were frozen for individuals participating in Sequa's largest defined benefit plan at certain continuing operations. The related curtailment loss associated with the freezing of plan benefits was recorded in the fourth quarter of 2004.

     Of the total net periodic pension cost, $568,000 was included in discontinued operations in the six-month period of 2004.

Note 4. Income Tax Provision

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the six-month periods of 2005 and 2004 were based upon estimated annual pre-tax income (losses) from continuing operations and include the effect of a provision for state income and franchise taxes. The tax provisions for the second quarter periods of 2005 and 2004 represent the difference between the year-to-date tax provisions recorded for the six-month periods ended June 30, 2005 and 2004 and the amounts reported for the first quarter periods of 2005 and 2004.

     In the fourth quarter of 2004, the American Jobs Creation Act of 2004 (the Act) was enacted, which provides a special one-time 85% dividends received deduction on the repatriation of certain foreign dividends paid by December 31, 2005, provided the criteria outlined in the tax law are met. Detailed guidance was subsequently issued by the Internal Revenue Service (IRS) on January 13, 2005. In December 2004, the FASB issued FASB Staff Position 109-2, which provided interpretative guidance in connection with accounting for the impact of the Act, due to the lack of clarification of the provisions within the Act and the timing of enactment. Given the significant amount of undistributed earnings of Sequa's foreign subsidiaries in several countries and the complexities of determining not only the effect of the newly issued IRS guidance but also the local laws and other agreements that govern dividends that may be distributed from these foreign subsidiaries, Sequa is in the process of evaluating the impact of the Act and is unable to reasonably estimate the income tax effect or range of income tax effects, if any. Consequently, no deferred tax liabilities were recorded as of June 30, 2005 related to the undistributed earnings of these companies as a result of the Act. Sequa expects to complete this evaluation towards the end of the third quarter of 2005.

Note 5. Comprehensive Income (Loss)

     Comprehensive income includes net income and other comprehensive income items, which are recorded within a separate component of equity in the balance sheet and are excluded from net income. Sequa's other comprehensive income items generally include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on effective cash flow hedges.

     Sequa monitors its pension plans on an ongoing basis. At June 30, 2005, no significant charge to other comprehensive income (loss) with respect to a minimum pension liability adjustment is expected in 2005.

     Comprehensive income for the six and three-month ended June 30, 2005 and 2004 is as follows:
	(Thousands of Dollars) (Unaudited)
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Net income	$23,920	$6,829	$13,296	$5,576
Other comprehensive income (loss) items:
Foreign currency translation
adjustments	(33,514)	(4,083)	(22,815)	(4,265)
Unrealized loss on cash flow hedges	-	(402)	-	-
Tax benefit on unrealized loss on cash flow hedges	-	141	-	-

Comprehensive income (loss)	$(9,594)	$2,485	$(9,519)	$1,311

Note 6. Earnings Per Share

     Basic earnings per share (EPS) for each of the periods have been computed by dividing the net earnings, after deducting dividends and the redemption premium on cumulative convertible preferred stock, by the weighted average number of common shares outstanding during the period.

     Diluted EPS reflects the potential dilution that would have occurred if each share of the cumulative convertible preferred stock outstanding was converted at the stated rate into 1.322 shares of Class A common stock and any outstanding in-the-money options to purchase shares of Class A common stock were exercised. In June 2005, 91,168 shares of Class A common stock were issued out of treasury in exchange for 61,600 shares of cumulative convertible preferred stock. The exchange rate was 1.48 shares of Class A common stock for each share of preferred which resulted in a premium of $655,017 over the stated exchange rate. The 61,600 preferred shares received in the exchange were retired. The following table reflects the conversion of each share of preferred stock into 1.322 shares of common stock (464,000 common shares for each 2005 period presented and 546,000 common shares for each 2004 period presented). The elimination of preferred dividends and the exchange premium on the redemption of preferred shares was not included in the computation of diluted EPS for the three and six-month periods of 2005 because inclusion would have had an anti-dilutive effect on EPS. The resulting elimination of preferred dividends was not included in the computation of diluted EPS for the three and six-month periods of 2004 because inclusion would have had an anti-dilutive effect on EPS.

Note 6. Earnings Per Share   (cont'd)

The computation of basic and diluted earnings per share is as follows:
	(Thousands of Dollars, except per share)
	(Unaudited)
	For the		For the
	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Income from continuing operations	$23,920	$2,163	$13,296	$1,969
Less: Preferred dividends	(955)	(1,032)	(439)	(516)

Less: Premium on partial redemption of
preferred stock	(655)	-	(655)	-

Income (loss) from continuing operations
available to common stock--basic	22,310	1,131	12,202	1,453

Income (loss) from discontinued operations,
net of income taxes	-	4,666	-	3,607

Net income available to common stock--basic	22,310	5,797	12,202	5,060

Convertible preferred stock dividend
requirement	878	-	439	-

Net income available to common
stock --diluted	$23,188	$5,797	$12,641	$5,060

Weighted average number of common
shares outstanding -- basic	10,562	10,441	10,585	10,441

Conversion of convertible preferred
stock	464	-	464	-

Exercise of stock options	63	61	65	61

Weighted average number of common
shares outstanding -- diluted	11,089	10,502	11,114	10,502

Basic earnings per share
Income from continuing operations	$2.11	$0.11	$1.15	$0.14
Income from discontinued operations	-	0.44	-	0.34

Net income	$2.11	$0.55	$1.15	$0.48

Diluted earnings per share
Income from continuing operations	$2.09	$0.11	$1.14	$0.14
Income from discontinued operations	-	0.44	-	0.34

Net income	$2.09	$0.55	$1.14	$0.48

Note 7. Trade Receivables, Net and Unbilled Receivables

     Sequa Receivables Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement (RPA) that extends through November 16, 2006. Under the RPA, SRC may sell an undivided percentage ownership interest up to a maximum participation of $75,000,000 in Sequa's eligible trade receivables through a bank administered multi-seller commercial paper conduit. The RPA was amended twice in the second quarter of 2005, first to include certain foreign trade receivables in order to broaden the total pool of eligible trade receivables and second, to terminate the participation of two parties to the agreement leaving one sole administrator of the commercial paper conduit which resulted in a reduction of the facility and usage fees. Back-up liquidity lines provided by the banks are annually renewable at the banks' option and contain a net worth covenant applicable to Sequa. The sale of receivables through the bank-administered conduit is funded through the sale of A1/P1-rated commercial paper. SRC pays a facility fee of 0.65% per annum plus 0.45% per annum above the commercial paper rate based on usage. SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," transactions under the RPA qualify as a sale of receivables. At June 30, 2005 and December 31, 2004, no trade receivables were sold under the RPA. However, amounts were sold and settled in full during the six months ended June 30, 2005 that resulted in nominal discount expense recorded in Other, net in the Consolidated Statement of Income for the six-month period of 2005. There was no discount expense recorded in Other, net in the Consolidated Statement of Income for the six months ended June 30, 2004.

     Unbilled receivables relate to the Aerospace segment's materials-by-the-hour and power-by-the-hour contracts, which began to contribute revenue in 2004. Unbilled receivables are limited to amounts that are contractually recoverable.

Note 8. Inventories

     The inventory amounts at June 30, 2005 and December 31, 2004 were as follows:

	(Thousands of Dollars)
	(Unaudited)
	June 30,	December 31,
	2005	2004

Finished goods	$229,433	$220,899
Work in process	130,330	112,280
Raw materials	139,173	115,874
Customer deposits	(18,548)	(20,520)

	$480,388	$428,533

Note 9.   Discontinued Operations

     On November 4, 2004, Sequa sold the business and substantially all of the assets and certain of the liabilities of Sequa Can Machinery to Stolle Machinery Company, LLC. Sequa received $40,771,000 in cash, subject to certain adjustments. A preliminary after-tax gain of approximately $3,193,000 (pre-tax gain of $5,592,000) was recognized on the sale.

     On April 1, 2004, Sequa, through an affiliated subsidiary of Gas Turbine Corporation (Chromalloy), sold the business and substantially all of the assets and certain of the liabilities of Turbo CombustorTechnology (TCT) to TCT Acquisition, Inc. TCT received $32,000,000 in cash, subject to certain adjustments, and $8,000,000 Face Amount of Series B Convertible Preferred Stock of TCT Acquisition, Inc., representing up to an 18.2% ownership interest in TCT Acquisition, Inc. An investor group and certain management executives of TCT Acquisition, Inc. hold the remaining 81.8% ownership interest. The Series B Convertible Preferred Stock does not possess voting rights, and Sequa does not have representation on the board of directors of TCT Acquisition, Inc. The operations and cash flows of the TCT business have been eliminated from the ongoing operations of Chromalloy, and there will be no significant continuing involvement in the operations of TCT Acquisition, Inc. Sequa recognized a final after-tax gain of $2,691,000 (pre-tax gain of $5,791,000) on the sale of the TCT business in 2004.

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

     Assets and liabilities of discontinued operations are separately presented in the Consolidated Balance Sheet. The components of discontinued operations included in the Consolidated Balance Sheet are as follows:

	(Thousands of Dollars)
	(Unaudited)
	June 30,	December 31,
	2005	2004

Current assets
Investment in leveraged leases	$7,048	$222

Total current assets	$7,048	$222

Long-term assets
Investment in leveraged leases	$55,272	$62,920
Other assets	6,544	6,924

Total long-term assets	$61,816	$69,844

Noncurrent liabilities
Other liabilities	$1,618	$1,665

Total noncurrent liabilities	$1,618	$1,665

Note 9.   Discontinued Operations   (cont'd)

Income from discontinued operations for the six-and three-month periods of 2004 relates to TCT and Sequa Can Machinery. TCT was previously reported in 2004 as a discontinued operation. The classification of Sequa Can Machinery as a discontinued operation served to decrease earnings per share from continuing operations by $0.12 and $0.11 and to increase earnings per share from discontinued operations by $0.12 and $0.11 for the six-month and three-month periods of 2004, respectively. Such results are summarized as follows:
	Thousands of Dollars
	(Unaudited)

	For the Six Months	For the Three Months
	Ended June 30,	Ended June 30,

	2004	2004

Sales	$40,039	$13,738
Costs and expenses	36,688	11,947

Operating income	3,351	1,791
Other income	99	-

Income before income taxes	3,450	1,791
Income tax provision	1,200	600

Income before gain or sale	2,250	1,191
Gain on sale of TCT business, net of tax	2,416	2,416

Income from discontinued operations	$4,666	$3,607

Note 10. Goodwill

     The $2,144,000 decrease in goodwill in the Consolidated Balance Sheet reflects foreign currency translation adjustments. Chromalloy's February 2005 acquisition of certain assets and liabilities of AAR Corp.'s (AAR) Engine Component Repair business unit resulted in negative goodwill which reduced the recorded value of long-term tangible assets acquired. Chromalloy paid an adjusted cash consideration of $7,314,000 and transferred certain assets from its inventory to AAR. As part of the transaction, a multi-year parts supply agreement was executed under which Chromalloy will purchase parts from AAR subject to an annual minimum threshold. In fiscal 2004, revenues of AAR's Engine Component Repair business were reported to be under $10,000,000.

Note 11.   Accrued Warranty Costs

     Warranty costs primarily relate to the Industrial Machinery segment. This unit sells equipment that is substantial in size, complexity, workload requirements and cost. Warranties issued are generally 12 to 18 months from the date of installation. Warranty reserves are primarily established using a percentage of sales based on past loss experience. Warranty activity is summarized as follows:
	(Thousands of Dollars) (Unaudited)
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Warranty reserves, beginning of period	$9,609	$8,628	$9,103	$8,570
Warranties issued	3,915	3,026	2,129	1,713
Warranty costs incurred	(3,160)	(2,516)	(1,381)	(1,239)
Changes in liability for pre-existing
warranties, including expirations	(181)	-	95	-
Foreign currency translation adjustments	(563)	(129)	(326)	(35)

Warranty reserves, end of period	$9,620	$9,009	$9,620	$9,009

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

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At June 30, 2005, the potential exposure for all remediation costs is estimated to range from $11,000,000 to $19,000,000, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $15,551,000. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, remediation costs for continuing operations are estimated to be in the range of $4,000,000 to $6,000,000 for 2005. In the six-month period of 2005, actual remediation expenditures were $1,629,000.

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

     Forward foreign exchange contracts and derivatives thereof are used to hedge the cash flows of certain forecasted sales and intercompany firm sales commitments. These contracts are primarily short-term in nature with the maximum hedge period not exceeding two years. Gains and losses on these contracts, representing the effective portion of the hedging activity are reported in Accumulated Other Comprehensive Income (Loss). These deferred gains and losses are recognized in operating income in the period in which the sale is recognized. Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Income. Other, net in the Consolidated Statement of Income includes $1,904,000 of income in the six-month period of 2005 and $1,266,000 of expense in the six-month period of 2004 related to the fair market valuation of forward foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting. At June 30, 2005, there were no forward foreign exchange contracts and derivatives thereof that were effective cash flow hedges and which could be included in Accumulated Other Comprehensive Income (Loss).

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

     At June 30, 2005 and December 31, 2004, Sequa had forward foreign exchange contracts and derivatives thereof with notional amounts primarily denominated in Euros: 53,367,000 and 59,854,000, respectively and; in US Dollars: 14,144,000 and 8,832,000, respectively. At June 30, 2005, Sequa had no natural gas swaps outstanding.

Note 14. Summary Business Segment Data

     Sequa's sales and operating income by business segment are as follows:

	(Thousands of Dollars)
	(Unaudited)

			Operating Income
	Sales		(Loss)
	Year to Date		Year to Date

	2005	2004	2005	2004

Aerospace	$424,820	$382,100	$32,390	$16,275
Automotive	182,333	174,961	16,991	11,723
Metal Coating	133,768	131,772	14,695	13,059
Specialty Chemicals	113,682	110,323	15,362	13,618
Industrial Machinery	110,166	84,438	6,243	1,377
Other Products	8,693	11,634	776	1,451
Corporate expenses	-	-	(21,161)	(20,238)

Total	$973,462	$895,228	$65,296	$37,265

	(Thousands of Dollars)
	(Unaudited)

			Operating Income
	Sales		(Loss)
	Second Quarter		Second Quarter

	2005	2004	2005	2004

Aerospace	$217,498	$203,699	$17,768	$7,640
Automotive	91,273	93,317	8,236	7,935
Metal Coating	70,702	63,838	8,036	7,095
Specialty Chemicals	57,002	54,592	8,080	6,914
Industrial Machinery	57,881	43,692	2,850	737
Other Products	4,084	5,068	242	654
Corporate expenses	-	-	(10,329)	(11,731)

Total	$498,440	$464,206	$34,883	$19,244

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

     Various operating units of Sequa have had customers who have filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (Chapter 11). Sequa monitors the bankruptcy cases of these customers in order to file appropriate claims and take other steps necessary to protect its interests. Once a customer files a petition under Chapter 11, Sequa provides additional allowances for doubtful accounts based on an evaluation of the relevant facts. In addition, as to those bankruptcy cases where a customer's reorganization and/or liquidation plan clearly indicates that avoidance claims will likely be asserted or where such claims have been asserted, Sequa has undertaken an analysis to estimate its potential exposure for such claims in such bankruptcy cases. As of June 30, 2005, Sequa has determined that such potential exposure is in the range of $2,200,000 to $3,200,000 (no single amount is more likely than any other amount) and, accordingly, has provided a liability for the minimum amount.

     At June 30, 2005, Sequa was contingently liable for $35,583,000 of outstanding letters of credit and $4,592,000 of surety bonds not reflected in the accompanying Consolidated Financial Statements. In addition, Sequa has guaranteed a bank line of credit for its MJB International Limited (MJB) joint venture in an amount up to $6,646,000 and 50% of the capitalized lease payments and 50% of the overdraft facility for its Turbine Surface Technology Limited (TSTL) joint venture in an amount not to exceed 11,500,000 British pounds. At June 30, 2005, no amounts were outstanding under MJB's bank line of credit and 5,604,000 British pounds were outstanding related to the TSTL guarantees. Sequa is not aware of any existing conditions that would cause risk of loss relative to outstanding letters of credit, surety bonds or the bank guarantees.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Sales

     Overall sales increased 9% in the six-month period and 7% in the three-month period, led by advances in both periods at the Aerospace and Industrial Machinery segments. The Metal Coating and Specialty Chemicals segments also posted higher sales in both periods, and the Automotive segment had higher sales in the year-to-date period. There were declines at the small After Six unit of the Other Products segment in both periods and a small decline in the Automotive segment in the second quarter. Translation of sales denominated in foreign currencies added approximately $13 million and $6 million to sales in the six- and three-month periods, respectively. A detailed discussion of sales by operating segment follows:

     Sales of the Aerospace segment increased 11% in the six months and 7% in the second quarter, despite the impact of the sale of the Turbine Airfoils Division in October 2004. On a pro forma basis - to exclude the impact of sales lost from the divestiture - sales were ahead 16% in the six months and 11% in the second quarter. The six-month improvement stems from sales added under new long-term service agreements with airline customers, the largest of which was in effect for the full six months in 2005, compared with four months in 2004; higher sales to marine and industrial turbine customers; and an 74% increase in sales of engine overhaul services. The long-term service agreements give Chromalloy the exclusive right to provide repairs, replacement parts and inventory management on specific engines within an airline's fleet. The increase in sales of engine overhaul services reflects similar long-term service agreements for overhaul services on auxiliary power units (APU). The second-quarter improvement reflects increased sales of engine overhaul services, including sales derived from the APU agreements and higher sales to marine and industrial turbine customers, partially offset by lower sales under certain of the long-term service agreements. Both periods also benefited from the impact of translating local currency sales into US dollars (approximately $3.9 million and $1.9 million in the six- and three-month periods, respectively.

     Sales of the Automotive segment advanced 4% in the six months and declined 2% in the second quarter. ARC Automotive, the airbag inflator unit, posted 3% higher sales in the six months as a result of increased volume at the US operation, stemming from higher sales of passenger inflators, moderated by lower sales at the Italian operation. For the three-month period, sales of this unit declined 5% compared with the year earlier period, due primarily to the Italian unit's loss of sales to customers whose end-user re-sourced certain supply contracts. Sales to these customers ceased in March 2005. The decline in sales was mitigated by higher sales at the US operation, and the benefit of translating local currency sales into US dollars (approximately $1.6 million and $0.6 million in the six- and three-month periods, respectively). Casco Products, sales advanced 7% in the six months and 5% in the three months. The improvement in both periods is due to higher sales of lighters and electronic products, partially offset by lower sales of power outlets. The year-to-date comparison benefits from sales added through the second-quarter 2004 acquisition of a Canadian operation, which generated sales of $1.2 million in the first quarter of 2005, as well as from the impact of translating local currency sales into US dollars (approximately $1.7 million and $0.9 million in the six- and three-month periods, respectively).

Sales   (cont'd)

     Sales of the Metal Coating segment advanced 2% in the six months and 11% in the three months. The six-month advance reflects increased steel sales under the segment's metal management program and higher sales to container products customers, partially offset by lower coating sales to the building products market. The decline in coating sales to the building products market reflects the continuing volatility in the domestic steel industry. Certain of Precoat's customers accelerated purchases in the first quarter of 2004 to head off anticipated price increases or to take advantage of available steel. As a result, the year-over-year six-month comparison is against unusually high sales in the first half of 2004. In addition, several customers held significant levels of inventory at the end of 2004, which reduced sales primarily in the first quarter of 2005, as these customers worked through their high inventory levels. In the three-month period, the comparison benefited from improvement in sales to building products customers, higher sales under the metal management program; and increased sales to container products customers.

     Sales of the Specialty Chemicals segment were ahead 3% in the year-to-date period and 4% in the second quarter. Both periods benefited from the translation of local currency results into US dollars (approximately $3.1 million and $1.4 million in the six- and three-month periods, respectively) and sales added through the late-2004 acquisition of a small manufacturer of test products used by the detergent and chemicals industries (impact of $1.8 million and $0.9 million in the six- and three-month periods, respectively). Excluding the impact of this acquisition, local currency results were down slightly for the six months and on a par with the prior year for the second quarter. Both periods reflect continued strong demand for the detergent additive TAED. Sales of the specialty chemicals distribution units declined slightly in both periods, a reflection of tight European business conditions.

     Sales of the Industrial Machinery segment advanced sharply, posting a 31% improvement in the six months and 33% in the second quarter. The improvement in the year-to-date period reflects increased sales of emission control equipment, and the impact of translating local currency results into US dollars (approximately $2.5 million). Net Sales of graphic arts equipment for the six months were unchanged, with improvement in the Asia region partially offset by lower sales in the Americas. The second quarter benefited from higher sales of emission control equipment, increased sales to the graphics arts market in Europe and Asia, and the impact of translating local currency sales into US dollars (approximately $1.2 million in the second quarter), moderated by lower US sales of graphic arts equipment. Management anticipates that sales of this unit in the second half will continue to compare favorably to the prior year.

     Sales of the Other Products segment declined 25% in the six months and 19% in the second quarter. Sales of the After Six unit decreased 30% in the six months and 25% in the three months, a reflection of the continuing intense competition in the formalwear market. Lower sales of the After Six unit were mitigated by higher revenues from Centor, Sequa's real estate holding company, which benefited from the fourth quarter 2004 inclusion of the former Sequa Can Machinery building in its portfolio of properties.

Operating income

     Overall operating income advanced $28.0 million in the six months led by sharp improvements at the Aerospace, Automotive and Industrial Machinery segments. Results also improved at the Metal Coating and Specialty Chemicals segments, mitigated by a decline at the

After Six unit of the Other Products segment and higher corporate expenses. For the second quarter, operating income rose $15.6 million due to significant increases at the Aerospace and Industrial Machinery segments, bolstered by improved results at the Automotive, Metal Coating, and Specialty Chemicals segments, partially offset by lower profits at the After Six unit of the Other Products segment and higher corporate expenses. Results were bolstered by lower pension expense (benefit of $5.4 million in the six months and $2.7 million in the three months) and the impact of translating foreign currency results into US dollars (net effect of approximately $1.3 million and $0.5 million in the six- and three-month periods of 2005, respectively). Sequa's foreign operations contributed $34.2 million and $16.6 million of operating income in the six- and three-month periods of 2005, respectively, compared with $31.5 million and $16.4 million of operating income in the six- and three-month periods of 2004, respectively. The improvement reflects increased profitability of the Specialty Chemicals segment and the overseas operations of the Industrial Machinery segment, partially offset by lower profits at the foreign units of the Aerospace segment.

     Operating profits of the Aerospace segment advanced $16.1 million in the six months and $10.1 million in the second quarter. The improvement in the six months is due to the higher level of sales under the long-term service agreements, the absence of $8.2 million of up-front contract costs recognized in 2004 that are being recovered over the term of the contracts, and a benefit of $1.1 million as a result of lower pension expense. The second quarter increase reflects higher sales, the absence of $5.3 million of up-front contract costs recognized in the second quarter of 2004 and lower pension expense (benefit of $0.5 million).

     Results of the Automotive segment were ahead 45% in the six months and 4% in the second quarter, with both units in the segment contributing to the advance. ARC Automotive benefited in both periods from higher sales, improved sales mix, favorable absorption, the benefits of on-going Six Sigma initiatives, and lower general and administrative and research and development costs in 2005, partially offset by the impact of lower sales at the Italian operation (primarily in the second quarter). Results of the Italian unit also reflect the strengthening of the Euro. Results of Casco Products were ahead in both periods due to higher sales, the benefits of continuing Six Sigma initiatives, previous restructuring actions and lower pension costs. Casco's foreign operations benefited from increased sales, cost improvements generated by Six Sigma programs, and the benefit of translating foreign results into US dollars.

     Operating income in the Metal Coating segment advanced 13% in both the six- and three-month periods. The impact of an unfavorable sales mix, higher natural gas costs and increased raw material costs was more than offset by improved operating efficiencies, a 2004 mid-year price increase, lower pension costs and the absence of charges recorded in 2004 related to a prime yield program and to a legal dispute. The second quarter also benefited from higher sales under the segment's metal management program.

     The Specialty Chemicals segment posted improvements in operating profit of 13% in the year-to-date period and a 17% in the second quarter. The advance in both periods is due to several factors: the inclusion of profits from a small manufacturer of test products used by the detergent and chemicals industries that was acquired in late 2004; operating efficiencies achieved through on-going Operational Excellence programs; and the impact of the strengthening of the Euro.

Operating income   (cont'd)

     Operating income in the Industrial Machinery segment improved $4.9 million in the six months and $2.1 million in the second quarter. The improvement reflects the higher level of sales and productivity improvements generated through Six Sigma programs and other initiatives.

     Results of the Other Products segment decreased sharply in both periods, posting a 47% decline in the six months and 63% in the second quarter. The decline is due entirely to lower results at the After Six unit.

     Corporate expenses increased 5% in the six months and declined 12% in the second quarter. The increase in the six months reflects the following: a $1.8 million charge related to a separation agreement with a former executive officer; salary and other costs related to the Chief Executive Officer, who was elected in January 2005; and a $0.5 million provision for environmental costs in 2005, mitigated by lower pension expense. The second quarter improvement reflects lower professional fees related to Sarbanes-Oxley compliance in 2005, as well as lower pension and incentive compensation expense, partially offset by the $0.5 million provision for environmental costs.

Restructuring Charges

     Sequa continues to review its individual operations in order to ensure their competitive positions in their respective markets. There were no restructuring activities in the six-month periods of 2005 and 2004.

Equity in Income of Unconsolidated Joint Ventures

     Sequa's investments in unconsolidated joint ventures are primarily concentrated in the Aerospace segment.

     Chromalloy Gas Turbine Corporation (Chromalloy) is a partner in joint ventures aimed at strengthening its ties to certain original equipment manufacturers (OEMs) and airline customers, as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements. Sequa's investment in Chromalloy's joint ventures was $72.5 million at June 30, 2005 and $68.0 million at December 31, 2004. The combination of income and losses of Chromalloy's joint ventures was income of $6.5 million and $3.6 million in the six-month periods of 2005 and 2004, respectively, and income of $4.0 million and $2.4 million in the second quarter of 2005 and 2004, respectively. The largest of the Chromalloy joint ventures are discussed in the following paragraphs.

     Chromalloy and Siemens Westinghouse Power Corporation and Siemens Aktiengesellschaft (collectively referred to as Siemens) have joint ownership of four operating companies. Three of the companies provide service and repairs for heavy industrial gas turbines manufactured by other companies, and for gas turbines based on the mature technologies of Siemens and its affiliates. These three operating companies are: TurboCare Gas Turbine Services LLC (TCGTS), Turbine Services Ltd (TS) and Gas Turbine Technologies, S.p.A. (GTT). The fourth operating company, Turbine Airfoil Coating and Repair, LLC (TACR), provides coating and component services on Siemen's advanced engines. Chromalloy has a 49% ownership interest in TCGTS which serves the North, Central and South American markets. Chromalloy has a 51% ownership interest in, and operating control over, TS which has operating assets in the UK and Thailand serves Europe, the Far East and Middle East. The financial statements of TS are consolidated with those of Sequa, and a Siemens minority interest is reflected. MJB International Limited (MJB), a partnership with Al Masaood, is 49% owned by TS and provides repair and

Equity in Income of Unconsolidated Joint Ventures   (cont'd)

maintenance services for industrial gas turbines from a facility in the United Arab Emirates. Sequa has guaranteed up to $6.6 million of MJB's bank line of credit. At June 30, 2005, there were no amounts outstanding under this facility. Chromalloy has a 20% ownership interest in GTT which serves Italy and certain other countries. Chromalloy has a 49% ownership interest in TACR.

     Chromalloy has a 52.6% ownership interest in BELAC, a component manufacturing operation that produces new replacement parts for jet engines. The 52.6% ownership interest does not equate to a controlling interest primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions. While Chromalloy's partners in this joint venture are major commercial airlines, whose industry has been under significant pressure, management believes that the venture is adequately capitalized to carry on its principal operations without additional subordinated financial support. At June 30, 2005, Sequa's investment in BELAC totaled $9.1 million.

     Chromalloy has two 50/50 joint ventures with Rolls-Royce plc: Turbine Surface Technology Limited (TSTL), which provides advanced coatings for Rolls-Royce turbine components; and Turbine Repair Technology Limited (TRTL), which provides advanced component repair services for certain Rolls-Royce engines. Sequa has guaranteed 50% of TSTL's future lease payments under the terms of a capitalized lease, as well as 50% of an overdraft facility. Total amounts subject to the guarantees may not exceed 11.5 million British pounds. At June 30, 2005, 5.6 million British pounds were outstanding related to the guarantee.

     Advanced Coatings Technologies (ACT), a 50%-owned joint venture with United Technologies Corporation, owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts.

Interest Expense

     Interest expense in the six-and three- month periods of 2005 was on par with the prior year.

Other, net

     In the six-month period of 2005, Other, net included $2.5 million of expense to record losses and to reduce the investment in a business transferred under contractual arrangements in 2004; $1.9 million of net gain related to the fair market value of foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting; $1.1 million of expense related to minority interest holders; $1.0 million of charges for the amortization of capitalized debt issuance costs; and $0.6 million of charges for letters of credit and commitment fees.

     In the six-month period of 2004, Other, net included $1.5 million of expense related to minority interest holders; $1.3 million of net loss related to the fair market value of foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting; $1.0 million of charges for the amortization of capitalized debt issuance costs; $0.6 million of charges for letters of credit and commitment fees; and $0.3 million of income on the cash surrender value of corporate-owned life insurance.

Other, net   (cont'd)

     In the second quarter of 2005, Other, net included $1.6 million of expense to record losses and to reduce the investment in a business transferred under contractual arrangements in 2004; $0.6 million of expense related to minority interest holders; $0.5 million of charges for the amortization of capitalized debt issuance costs; $0.3 million of charges for letters of credit and commitment fees; and $0.3 million of income on the cash surrender value of corporate-owned life insurance.

     In the second quarter of 2004, Other, net included $0.9 million of net loss related to the fair market value of foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting; $0.9 million of expense related to minority interest holders; $0.8 million of income related to the sale of assets; $0.5 million of charges for the amortization of capitalized debt issuance costs; and $0.3 million of charges for letters of credit and commitment fees.

Income Tax Provision

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the six-month periods of 2005 and 2004 were based upon estimated annual pre-tax income (losses) from continuing operations and include the effect of a provision for state income and franchise taxes. The tax provisions for the second quarter periods of 2005 and 2004 represent the difference between the year-to-date tax provisions recorded for the six-month periods ended June 30, 2005 and 2004 and the amounts reported for the first quarter periods of 2005 and 2004.

     In the fourth quarter of 2004, the American Jobs Creation Act of 2004 (the Act) was enacted, which provides a special one-time 85% dividends received deduction on the repatriation of certain foreign dividends paid by December 31, 2005, provided the criteria outlined in the tax law are met. Detailed guidance was subsequently issued by the Internal Revenue Service (IRS) on January 13, 2005. In December 2004, the FASB issued FASB Staff Position 109-2, which provided interpretative guidance in connection with accounting for the impact of the Act, due to the lack of clarification of the provisions within the Act and the timing of enactment. Given the significant amount of undistributed earnings of Sequa's foreign subsidiaries in several countries and the complexities of determining not only the effect of the newly issued IRS guidance but also the local laws and other agreements that govern dividends that may be distributed from these foreign subsidiaries, Sequa is in the process of evaluating the impact of the Act and is unable to reasonably estimate the income tax effect or range of income tax effects, if any. Consequently, no deferred tax liabilities were recorded as of June 30, 2005 related to the undistributed earnings of these companies as a result of the Act. Sequa expects to complete this evaluation towards the end of the third quarter of 2005.

Discontinued Operations

     On November 4, 2004, Sequa, through its wholly owned subsidiary, Sequa Can Machinery, Inc., sold the business and substantially all of the assets and certain of the liabilities of Sequa Can Machinery, Inc. and its affiliated companies (collectively referred to as Sequa Can Machinery) to Stolle Machinery Company, LLC, , a Delaware limited liability company. Sequa received $40.8 million in cash, subject to certain adjustments. The Consolidated Statement of Income and Statement of Cash Flows have been restated in prior periods to reflect the Sequa Can Machinery business as a discontinued operation. The December 31, 2004 Balance Sheet reflects the sale of the Sequa Can Machinery business.

Discontinued Operations   (cont'd)

     On April 1, 2004, Sequa, through its TurboCombustor Technology, Inc. unit (TCT), an affiliated subsidiary of Chromalloy, sold the business and substantially all of the assets and certain of the liabilities of TCT to TCT Acquisition, Inc. TCT received $32.0 million in cash, subject to certain adjustments, and $8.0 million Face Amount of Series B Convertible Preferred Stock of TCT Acquisition, Inc. representing up to an 18.2% ownership interest in TCT Acquisition, Inc. An investor group and certain management executives of TCT Acquisition, Inc. hold the remaining 81.8% ownership interest. The Series B Convertible Preferred Stock does not possess voting rights and Sequa does not have representation on the board of directors of TCT Acquisition, Inc. The operations and cash flows of the TCT business have been eliminated from the ongoing operations of Chromalloy and there will be no significant continuing involvement in the operations of TCT Acquisition, Inc. The Consolidated Statement of Income and Statement of Cash Flows were previously restated to reflect the TCT business as a discontinued operation.

Risk/Concentration of Business

     Sequa's largest operation, Chromalloy, with 2005 six-month sales of $424.8 million and operating income of $32.4 million (2004 annual sales and operating income of $813.8 million and $42.9 million, respectively), and total assets at December 31, 2004 of $950.7 million, has confronted a difficult operating environment since the events of September 11, 2001. The severe and extended impact on the airline industry since then has undercut Chromalloy's repair and original equipment component manufacturing operations (OEM), which derive approximately 80% of their sales from the commercial aviation market. The large repair business is directly related to the number of hours jet engines are flown, and the OEM business is related to the number of new jet engines placed in service. The economic impact on Chromalloy has been partially offset by cost cutting measures. In 2004, annual operating income exceeded the 2003 level, and 2005 operating income is expected to trend higher. While global airline traffic continues to increase, fuel costs have affected the profitability of air carriers and placed additional pressure on the industry. Furthermore, the long-term effect on air travel of continuing terror threats, which have been heightened by the situation in Iraq, remains uncertain.

     In September 2004, US Airways Group Inc. (US Airways) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (Chapter 11). The filing was the second time in two years that US Airways has filed for protection under the Chapter 11. Chromalloy's pre-petition trade receivable balance with US Airways was not material. In the six-month period of 2005, US Airways accounted for approximately 1% of Chromalloy's sales.

     United Airlines (UAL), which filed a voluntary petition for reorganization under Chapter 11 in December 2002, accounted for $64.7 million or 15% of Chromalloy's sales in the six-month period of 2005 (18% of 2004 annual sales). The pre-petition net trade accounts receivable balance was nominal, and the impact of the UAL filing on Chromalloy's operations has not been significant. In September 2003, Chromalloy signed a 10-year engine material-by-the-hour contract with UAL which began to contribute repair revenues in March 2004. While the impact on Chromalloy of the UAL bankruptcy filing has not been significant to date, in June 2004, the Air Transportation Stabilization Board (ATSB) denied UAL's final application for a federal loan guarantee, which would have helped UAL secure funds for its exit from bankruptcy. The long-term effect on UAL of the ATSB's decision is uncertain at this time.

Risk/Concentration of Business  (cont'd)

    At June 30, 2005, trade and unbilled receivables due from major commercial airlines totaled approximately $95.6 million, of which $40.3 million are with UAL and $3.0 million are from US Airways. There has been considerable speculation in the airline and finance sectors as to whether Delta Airlines, Inc. (Delta) will file a voluntary petition for reorganization in the near term under Chapter 11. Chromalloy's trade receivable balance with Delta was approximately $1.7 million at June 30, 2005. The difficult business conditions in the airline industry and the possibility of bankruptcy filings by other carriers who are customers of Chromalloy could adversely affect the ability of Chromalloy to realize some of these receivables.

     Chromalloy competes for turbine engine repair business with a number of other companies, including the OEM's which generally have obligations (contractual and otherwise) to approve vendors to perform repair services on their engines and components. Chromalloy has a number of such approvals, including licensing agreements, that allow it to repair certain components of engines. The loss of a major OEM's approval to repair components for its engines could have an adverse effect on Chromalloy, although management believes it has certain actions available to mitigate this effect.

     Sequa is engaged in the automotive airbag inflator business through ARC Automotive. ARC Automotive's largest customers for airbag inflators are Delphi Automotive Systems and its subsidiaries (Delphi) and Key Safety Systems, Inc. and its subsidiaries (Key Safety). Delphi accounted for $45 million or 36% of ARC Automotive's six-month sales in 2005 (39% of 2004 annual sales). Key Safety accounted for $40.7 million or 33% of ARC Automotive's six-month sales in 2005 (34% of 2004 annual sales). These two customers accounted for approximately 47% of the Automotive segment's sales in the six-month period of 2005.

     Precoat Metals markets its coating services to steel and aluminum producers and distributors, building products manufacturers, merchant can makers, and manufacturers of other diverse products. US Steel, historically Precoat Metal's largest customer, accounted for $12.0 million or 9% of Precoat Metal's six-month sales in 2005 compared to $52.2 million or 40% in the six-months of 2004. The significant decrease in sales relates to the following: (1) 2004 sales were accelerated primarily in the first quarter of 2004 due to certain customers trying to avoid anticipated metal price increases; and (2) US Steel, in 2005, directed end users that its billings would be for metal sales only, not coating services. As a result, Precoat Metals billed end user customers directly for coating services in 2005, while these sales were billed directly to US Steel in 2004.

     In the Specialty Chemicals segment, one customer accounted for 33% of six-month sales in 2005 (33% of 2004 annual sales) and the top three customers accounted for 44% of six-month sales in 2005 (44% of 2004 annual sales). All of these customers are international consumer products companies with whom Warwick International has been doing business for many years.

     Sequa's assets of discontinued operations include a leveraged lease portfolio that is subject to risks associated with the ultimate realizability of estimated residual values, as well as the creditworthiness of the lessees. Several of the leases are for aircraft leased to major commercial airlines whose industry is experiencing difficult conditions. At June 30, 2005, Sequa's remaining net investment in aircraft leases with major commercial airlines totaled $31.9 million, of which $17.7 million relates to American Airlines, Inc. and $14.2 million relates to Delta.

Backlog

     The business of Sequa for which backlog is significant is the Industrial Machinery segment. The dollar amount of backlog for this segment was $92.3 or 56% of total consolidated backlog as of June 30, 2005 ($97.2 million or 62% of total consolidated backlog as of December 31, 2004).

Liquidity and Capital Resources

     Net cash used for operating activities was $16.2 million in the six-month period of 2005 compared with $2.7 million used for operating activities in 2004. An improvement in income from continuing operations before income taxes was more than offset by increased working capital requirements primarily in the Aerospace and Metal Coating segments. Cash used for investing activities was $25.4 million in the six-month period of 2005 compared with $5.6 million provided by investing activities in 2004. The $31.0 million decrease relates to the increased capital expenditures, purchase of a repair parts business in 2005, and the absence of cash proceeds from a sale of a business in 2004, partially offset by the $17.3 million release of restricted cash requirements in the Specialty Chemicals segment. Net cash used for financing activities was $0.9 million in the first six months of 2005 compared with cash used for financing activities of $3.8 million in 2004. Net cash used by the effect of exchange rate changes was $8.3 million in the first six months of 2005 compared with $0.4 million provided by exchange rate changes in the first six months of 2004. The $8.7 million decrease primarily reflects the strengthening of the US dollar relative to the British Pound and the Euro in 2005 from the 2004 year-end.

     On November 4, 2004, Sequa sold the business and substantially all of the assets and certain of the liabilities of Sequa Can Machinery, Inc. and its affiliated companies to Stolle Machinery Company, LLC. Sequa received $40.8 million in cash subject to certain adjustments. The proceeds received on the sale are being used for general corporate purposes.

     On April 1, 2004, Sequa, through its TurboCombustor Technology, Inc. (TCT) unit, an affiliated subsidiary of Chromalloy, sold the business and substantially all of the assets and certain of the liabilities of TCT to TCT Acquisition, Inc. TCT received $32.0 million in cash, subject to certain adjustments, and $8.0 million Face Amount of Series B Convertible Preferred Stock representing up to an 18.2% ownership position in TCT Acquisition, Inc. The cash proceeds received on the sale were used for general corporate purposes.

     Management does not currently anticipate that any significant pension plan contributions will be made in 2005. Sequa monitors its pension plans on an ongoing basis. At June 30, 2005, no significant charge to other comprehensive income with respect to a minimum pension liability adjustment is expected in 2005. In 2004, Sequa contributed $29.1 million to its qualified pension plans. Due to its pension contributions as well as an improvement in the equity markets, in 2004 Sequa recorded income of $23.7 million, net of tax, through other comprehensive income, a component of shareholders' equity, representing a partial reversal of the minimum required pension liability recorded in prior years.

     Sequa's debt ratings, which are below investment grade, are as follows: Moody's, B1; Standard & Poors Rating Services, BB- and Fitch Ratings, B+.

Liquidity and Capital Resources  (cont'd)

     Sequa's uncommitted $50.0 million credit line facility for the issuance of letters of credit was revised in January 2005 to include a second major global bank. The revised credit line has a reduced level of pricing, and eliminates all restrictions and covenants with respect to the Specialty Chemicals segment. The revised credit line was further amended effective March 31, 2005 to eliminate the previously required cash collateral balance, which was 9 million pounds at December 31, 2004. The credit line facility is secured by the assets of the segment.

     At June 30, 2005, Sequa was contingently liable for $35.6 million of outstanding letters of credit and $4.6 million of surety bonds not reflected in the accompanying Consolidated Balance Sheet. In addition, Sequa has guaranteed up to $6.6 million of its MJB joint venture's bank line of credit and up to 11.5 million British pounds of its TSTL joint venture's capitalized lease payments and overdraft facility. At June 30, 2005, no amounts were outstanding under MJB's bank line of credit and 5.6 million British pounds were outstanding related to the TSTL guarantees. Sequa is not aware of any existing conditions that would cause demand for payment relative to the outstanding letters of credit, surety bonds or the guarantees.

     Sequa Receivables Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement (RPA) that extends through November 16, 2006. Under the RPA, SRC may sell an undivided percentage ownership interest up to a maximum participation of $75.0 million in Sequa's eligible trade receivables through a bank administered multi-seller commercial paper conduit. The RPA was amended twice in the second quarter of 2005, first to include certain foreign trade receivables in order to broaden the total pool of eligible trade receivables and second, to terminate the participation of two parties to the agreement leaving one sole administrator of the commercial paper conduit which resulted in a reduction of the facility and usage fees. Back-up liquidity lines provided by the bank is annually renewable at the banks' option and contain a net worth covenant applicable to Sequa. The sale of receivables through the bank administered conduit is funded through the sale of A1/P1 rated commercial paper. SRC pays a facility fee of 0.65% per annum plus 0.45% per annum above the commercial paper rate based on usage. SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa. SRC is shielded from credit exposure related to Sequa, and therefore the discount rate offered by the buyer of Sequa trade receivables is based on the highest rated (A1/P1) commercial paper. The structure employed provides Sequa a low-cost source of funds that would otherwise not be available to Sequa. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," transactions under the RPA qualify as a sale of receivables. At June 30, 2005, no trade receivables were sold under the RPA. However, amounts were sold and settled in full during the six months ended June 30, 2005 that resulted in nominal discount expense recorded in Other, net in the Consolidated Statement of Income for the period.

     Capital expenditures amounted to $41.6 million in the six-month period of 2005, with spending concentrated in the Aerospace, Automotive and Metal Coating segments. These funds were primarily used to upgrade existing facilities and equipment and to expand capacity. Sequa currently anticipates that capital spending in 2005 will be approximately $80 million and will be concentrated primarily in the Aerospace, Automotive and Metal Coating segments.

Liquidity and Capital Resources   (cont'd)

     At June 30, 2005, Sequa's contractual obligations are as follows:
		Payments Due by Period
		(Thousands of Dollars)
		(Unaudited)

		Remainder	Years	Years	Years
Contractual obligations	Total	2005	2006-2007	2008-2009	=>2010

Long-term debt (a)	$798,091	$91	$-	$798,000	$-
Interest on long-term debt (b)	281,565	35,722	142,890	102,953	-
Operating leases (c)	75,357	9,267	30,797	23,391	11,902
Purchase obligations (d)	56,441	34,611	14,288	7,271	271
Other long-term liabilities:
Projected minimum required
pension contributions	32,600	-	11,200	5,500	15,900
Environmental
remediation (e)	14,100	4,400	4,200	2,300	3,200

Total	$1,258,154	$84,091	$203,375	$939,415	$31,273

(a)		Represents long-term debt cash payment schedule and excludes amortizable debt discount of $1.4 million and premium of $1.5 million.

(b)		Interest on long-term debt represents interest payments due on Sequa's 8 7/8% and 9% Senior Notes. Interest payments on other debt amounts is not significant.

(c)		Operating lease obligations includes future rental payments on a leased facility that was excluded from the sale of the ARC propulsion business.

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

     Management currently anticipates that the following will provide sufficient funds to support Sequa's operations for the next twelve months: cash flow from operations; $154.2 million of cash and cash equivalents on hand at June 30, 2005, up to $75.0 million available under the RPA, that extends through November 2006; and the amounts available under the $50.0 million facility for the issuance of letters of credit that is secured by assets of the Specialty Chemicals segment. Expected requirements include $71.5 million of interest payments in the next year due on the outstanding 9% and 8 7/8% Senior Notes; approximately $80 million of capital expenditures; the other contractual obligations summarized above; and any future requirements for letters of credit and surety bonds, which totaled $40.2 million at June 30, 2005.

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

     At June 30, 2005, all minimum required capital contributions to Sequa's joint ventures have been satisfied. Future contributions to the joint ventures require the approval of the respective joint venture's board of directors. Sequa believes that its joint ventures are adequately capitalized. In addition, Sequa and its joint venture partners have each guaranteed up to $6.6 million of the MJB joint venture's bank line of credit and up to 11.5 million British pounds of the TSTL joint venture's capitalized lease payments and overdraft facility. At June 30, 2005, no amounts were outstanding under MJB's bank line of credit and 5.6 million British pounds were outstanding related to the TSTL guarantees. Sequa is not aware of any existing conditions that would cause demand for payment relative to the outstanding letters of credit, surety bonds or the guarantees.

Significant Accounting Policies and Estimates

     Sequa believes that the application of the following accounting policies is important to its financial position and results of operations and requires significant judgments and estimates on the part of management.

Allowance for Doubtful Accounts

Certain of Sequa's operating segments provide services to industries that are experiencing, or have experienced, difficult economic pressures. The Aerospace segment performs repair and other services for the commercial airline industry. See the Risk/Concentration of Business section of the Management's Discussion and Analysis (MD&A) in this Quarterly Report on Form 10-Q for further discussion. Many of Sequa's customers are large, well-known companies, and the customer base is monitored through a review of account balance agings, an assessment of customer financial condition, and interactions with the customers. Reserves are established through a combination of specific identification of problem accounts and percentages of aging brackets.

Inventory Valuation

The Aerospace segment (Chromalloy) maintains significant inventories of parts to serve the commercial aviation repair market. In order to ensure that any obsolete or slow moving inventory is properly identified and valued, Chromalloy has in place a policy that mandates minimum write-down requirements based on usage. The policy provides for a consistent and systematic approach

Significant Accounting Policies and Estimates   (cont'd)

to valuing inventory at the lower of cost or market, with inventory values reassessed quarterly and at year-end for adequacy. The decline in air travel after September 11, 2001, and the related reduction in the number of hours jet engines are flown, had an unfavorable impact on inventory valuations. A future precipitious decline in air travel would have a similar unfavorable impact. Management believes that, while demand for certain repair services and manufactured parts has been volatile since September 11, 2001, the long-term outlook for the industry is positive.

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

Significant Accounting Policies and Estimates   (cont'd)

Income Taxes

Sequa has significant domestic net operating loss carryforwards, as well as deferred tax assets established through other comprehensive income in recording a minimum required pension liability. Management believes that such carryforwards and deferred tax assets will be utilized before their expiration through future reversals of existing taxable temporary differences, future earnings and available tax planning strategies. Sequa's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions; the state of the airline industry and other major markets; competitive pressures on sales and margins; and other factors beyond management's control. There can be no assurance that Sequa will meet its expectations for future domestic taxable income in the carryforward period or that available tax strategies can be enacted. However, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income and available tax strategies will be sufficient to fully realize the domestic operating loss carryforwards and deferred tax assets at June 30, 2005.

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

Internal Controls over Financial Reporting

     Sequa's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Sequa's management, including the Chief Executive Officer and the Chief Financial Officer, Sequa is conducting an ongoing evaluation of the effectiveness of its internal control over financial reporting for the year ending December 31, 2005 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

     The existence of one or more material weaknesses creates a more than remote likelihood of material misstatements in Sequa's financial statements and substantial resources may be required to rectify any internal control deficiencies. If management fails to achieve and maintain the adequacy of internal controls in accordance with applicable standards, Sequa may be unable to conclude on an ongoing basis that it has effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. If Sequa cannot produce reliable financial reports, its business and financial condition could be harmed, investors could lose confidence in the reported financial information, the market price of Sequa's stock could decline significantly, and Sequa may be unable to obtain financing to operate and expand its business.

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

    Restructuring costs and savings

    The outcome of contingencies

    Future levels of indebtedness and capital spending

    Product developments and new business opportunities

Forward-Looking Statements   (cont'd)

     It is important to note that forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and estimates expressed or implied in such forward-looking statements. Although Sequa believes that the assumptions on which any forward-looking statements in this Quarterly Report and other periodic reports filed by Sequa are reasonable, no assurance can be given that such assumptions will prove correct. All forward-looking statements in this Quarterly Report are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report.

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

     A hypothetical 10% uniform decrease in all foreign currency exchange rates relative to the US dollar would have decreased the fair value of Sequa's financial instruments by approximately $13.9 million as of June 30, 2005 and $9.5 million as of December 31, 2004. The sensitivity analysis relates only to Sequa's exchange rate-sensitive financial instruments, which include cash and debt amounts denominated in foreign currencies and all open foreign forward exchange contracts at June 30, 2005 and December 31, 2004. The effect of this hypothetical change in exchange rates ignores the effect this movement may have on the value of net assets, other than financial instruments, denominated in foreign currencies and does not consider the effect this movement may have on anticipated foreign currency cash flows.

     At June 30, 2005 and December 31, 2004, substantially all of Sequa's debt was at fixed rates, and Sequa currently does not hold interest rate derivative contracts. Accordingly, a change in market interest rates would not materially impact Sequa's interest expense but would affect the fair value of Sequa's debt. Generally, the fair value of fixed-rate debt increases as interest rates fall and decreases as interest rates rise. The fair value of Sequa's total debt was approximately $868.9 million at June 30, 2005 and $884.0 million at December 31, 2004. A hypothetical 1% increase or decrease in interest rates would have decreased or increased the fair value of Sequa's total debt by approximately $27 million at June 30, 2005 and by approximately $30 million at December 31, 2004. The fair value of Sequa's total debt is based primarily upon quoted market prices of Sequa's publicly traded securities. The estimated changes in the fair values of Sequa's debt are based upon changes in the present value of future cash flows as derived from the hypothetical changes in market interest rates.

     At June 30, 2005 and December 31, 2004, Sequa had forward foreign exchange contracts and derivatives thereof with notional amounts primarily denominated in Euros: 53.4 million and 59.9 million, respectively and; in US Dollars: 14.1 million and 8.8 million, respectively. At June 30, 2005, there were no natural gas swaps outstanding.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (cont'd)

     The following table presents the carrying amounts and fair values of Sequa's derivative and non-derivative financial instruments:
	(Amounts in thousands)
	(Unaudited)
	At June 30, 2005		At December 31, 2004

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Cash and cash equivalents	$154,151	$154,151	$204,842	$204,842
Forward foreign exchange
contracts	2,121	2,121	418	418
Liabilities
Current and long-term debt	798,119	868,891	798,625	884,290
Forward foreign exchange
contracts	629	629	2,154	2,154

The fair value of cash and cash equivalents approximates the carrying amount due to the short maturity of those instruments. The fair value of Sequa's debt is primarily based upon quoted market prices of publicly traded securities. The fair value of forward foreign exchange contracts and derivatives thereof is based on fair market valuations.

ITEM 4. CONTROLS AND PROCEDURES

Internal Control over Financial Reporting

     Sequa's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Sequa's management, including the Chief Executive Officer and the Chief Financial Officer, Sequa is conducting an ongoing evaluation of the effectiveness of its internal control over financial reporting for the year ending December 31, 2005 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

ITEM 2.		UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs

April 1, 2005 - April 30, 2005	None	None	None	None

May 1, 2005 - May 31, 2005	None	None	None	None

June 1, 2005 - June 30, 2005	61,600 (1) Shares of $5.00 Cumulative Convertible Preferred Stock	$99.60 (1)	None	None

Total	61,600	$99.60	-	-

(1)  In June 2005, 91,168 shares of Class A common stock were issued out of treasury in exchange for 61,600 shares of cumulative convertible preferred stock. The exchange ratio was 1.48 shares of Class A common stock for each share of preferred which resulted in a premium of $655,017 over the stated exchange ratio of 1.322. The market price of the Class A common stock on the day of the exchange was $67.30. The exchange was a result of an unsolicited offer from a single holder and Sequa received no cash proceeds.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of Sequa Corporation was held on May 5, 2005, for the purpose of electing directors, re-approving the Management Incentive Bonus Program for Corporate Executive Officers and ratifying the appointment of Ernst & Young LLP as independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations.

All of management's nominees for director, as listed in the proxy statement, were elected with the following vote.

Name of Nominee	Votes For	Votes Withheld

Norman E. Alexander	37,555,188	1,162,487
Edward E. Barr	37,574,513	1,143,162
Alvin Dworman	37,563,982	1,153,693
Richard S. LeFrak	37,567,769	1,149,906
Michael I. Sovern	37,574,394	1,143,281
Fred R. Sullivan	37,564,677	1,152,998
Gerald Tsai, Jr.	37,488,223	1,229,452
Robert F. Weinberg	37,571,578	1,146,097
Martin Weinstein	37,548,076	1,169,599

The Management Incentive Bonus Program for Corporate Executive Officers was approved with the following vote:
			Broker
Votes For	Votes Against	Votes Abstaining	Non-Votes
36,103,062	1,457,472	20,482	1,136,659

     The ratification of the appointment of Ernst & Young LLP as independent auditors was completed with the following vote:
Votes For	Votes Against	Votes Abstaining
38,656,355	54,881	6,439

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1

Management Incentive Bonus Program for Corporate Executive Officers (As Amended and Restated as of March 31, 2005) (incorporated by reference to Exhibit 10.1 of Sequa's Current Report on Form 8-K filed on April 6, 2005).

10.2

Management Incentive Bonus Program for Corporate Non-Executive Officers and Corporate Staff (As Amended and Restated Effective March 31, 2005) (incorporated by reference to Exhibit 10.2 of Sequa's Current Report on Form 8-K filed on April 6, 2005).

	10.3	Sequa Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of Sequa's Current Report on Form 8-K filed on April 6, 2005).

	10.4	Second Amendment to Sequa Corporation Supplemental Executive Retirement Plan III (incorporated by reference to Exhibit 10.4 of Sequa's Current Report on Form 8-K filed on April 6, 2005).

10.5

Management Incentive Bonus Program for Operating Divisions (As Amended and Restated as of March 31, 2005) (incorporated by reference to Exhibit 10.1 of Sequa's Current Report on Form 8-K filed on April 20, 2005).

10.6

First Amendment to Receivables Purchase Agreement dated as of April 11, 2005 by and among Sequa Receivables Corp., a New York corporation, the Company, Liberty Street Funding Corp., a Delaware corporation, Market Street Funding Corporation, a Delaware corporation, PNC Bank, National Association, and The Bank Of Nova Scotia, a Canadian chartered bank (incorporated by reference to Exhibit 10.1 of Sequa's Current Report on Form 8-K filed on May 11, 2005).

10.7

Second Amendment to Receivables Purchase Agreement dated as of May 13, 2005 by and among Sequa Receivables Corp., a New York corporation, the Company, Liberty Street Funding Corp., a Delaware corporation, Market Street Funding Corporation, a Delaware corporation, PNC Bank, National Association, and The Bank of Nova Scotia, a Canadian chartered bank (incorporated by reference to Exhibit 10.1 of Sequa's Current Report on Form 8-K filed on May 19, 2005).

	10.8	Employment Agreement dated as of May 31, 2005 between Sequa Corporation and Martin Weinstein (incorporated by reference to Exhibit 10.1 of Sequa's Current Report on Form 8-K filed on June 13, 2005).

	10.9	Employment Agreement dated as of May 31, 2005 between Sequa Corporation and Gerald Dombek (incorporated by reference to Exhibit 10.2 of Sequa's Current Report on Form 8-K filed on June 13, 2005).

10.10	Employment Agreement dated as of May 31, 2005 between Sequa Corporation and John J. Dowling, III (filed herewith).

10.11	Employment Agreement dated as of May 31, 2005 between Sequa Corporation and Joanne O'Sullivan (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEQUA CORPORATION

	BY	/s/ HOWARD M. LEITNER

Howard M. Leitner
Senior Vice President, Finance
(Chief Financial Officer)

August 5, 2005