Form 10-Q
period 2005-09-30
SEQUA CORP /DE/
filed 2005-11-07
CIK 95301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2005

OR
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes	X	No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

Yes	X	No

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005

Class A Common Stock, no par value	7,362,458
Class B Common Stock, no par value	3,321,772

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS Sequa Corporation and Subsidiaries Consolidated Statement of Operations (Amounts in thousands, except per share) (Unaudited)
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,

	2005	2004 *	2005	2004 *

Sales	$1,481,451	$1,377,163	$507,990	$481,935

Costs and expenses
Cost of sales	1,200,067	1,138,898	415,858	397,419
Selling, general and administrative	191,385	174,482	67,429	57,999

	1,391,452	1,313,380	483,287	455,418

Operating income	89,999	63,783	24,703	26,517

Other income (expense)
Interest expense	(54,129)	(53,902)	(17,985)	(18,058)
Interest income	3,647	2,744	1,287	1,092
Equity in income of unconsolidated joint ventures	11,465	5,874	5,404	2,257
Other, net	(6,872)	(5,503)	(3,920)	(1,777)
			(3,920

Income from continuing operations
before income taxes	44,110	12,996	9,489	10,031

Income tax provision	(12,100)	(2,400)	(1,400)	(1,600)
Income tax provision on repatriation of foreign earnings	(2,800)	-	(2,800)	-

Income from continuing operations	29,210	10,596	5,289	8,431

(Loss) income from discontinued operations, net of income taxes	(9,697)	4,524	(9,697)	(139)

Net income (loss)	19,513	15,120	(4,408)	8,292

Preferred dividends	(1,394)	(1,548)	(439)	(516)

Premium on partial redemption of preferred stock	(655)	-	-	-

Net income (loss) available to common stock	$17,464	$13,572	$(4,847)	$7,776

Basic earnings per share
Income from continuing operations	$2.56	$0.87	$0.45	$0.76
(Loss) income from discontinued operations	(0.92)	0.43	(0.91)	(0.01)

Net income (loss)	$1.64	$1.30	$(0.46)	$0.75

Diluted earnings per share
Income from continuing operations	$2.55	$0.86	$0.45	$0.75
(Loss) income from discontinued operations	(0.91)	0.43	(0.90)	(0.01)

Net income (loss)	$1.64	$1.29	$(0.45)	$0.74

Dividends declared per share
Preferred	$3.75	$3.75	$1.25	$1.25

The accompanying notes are an integral part of the financial statements.
*See Notes 1 and 9 to the consolidated financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands)

ASSETS

	(Unaudited)
	September 30,	December 31,
	2005	2004

Current assets
Cash and cash equivalents	$177,574	$204,842
Trade receivables (less allowances of $17,426 and $10,192 as of September 30, 2005 and December 31, 2004, respectively)	325,159	319,819
Unbilled receivables	34,351	39,060
Inventories	473,900	428,533
Assets of discontinued operations	6,713	222
Deferred income taxes	43,680	43,370
Other current assets	25,491	26,882

Total current assets	1,086,868	1,062,728

Investments
Investments and other receivables	109,511	120,588
Assets of discontinued operations	48,526	69,844

	158,037	190,432

Property, plant and equipment, net	429,816	431,337

Other assets
Goodwill	145,696	147,943
Deferred income taxes	28,955	23,225
Deferred charges and other assets	104,296	107,088

	278,947	278,256

Total assets	$1,953,668	$1,962,753

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

	(Unaudited)
	September 30,	December 31,
	2005	2004

Current liabilities
Current maturities of long-term debt	$-	$520
Accounts payable	195,253	186,858
Taxes on income	24,931	22,016
Accrued expenses	170,135	176,983

Total current liabilities	390,319	386,377

Noncurrent liabilities
Long-term debt	797,989	798,105
Liabilities of discontinued operations	1,541	1,665
Other noncurrent liabilities	107,939	105,545

	907,469	905,315

Shareholders' equity
Preferred stock--$1 par value, 1,825,000 shares authorized, 735,000 shares of $5 cumulative convertible stock issued at September 30, 2005 and 797,000 shares issued at December 31, 2004 (involuntary liquidation value--$14,614 at September 30, 2005)	735	797
Class A common stock--no par value, 50,000,000 shares authorized, 7,474,000 shares issued at September 30, 2005 and 7,410,000 shares issued at December 31, 2004	7,474	7,410
Class B common stock--no par value, 10,000,000 shares authorized, 3,719,000 shares issued at September 30, 2005 and 3,727,000 shares issued at December 31, 2004	3,719	3,727
Capital in excess of par value	291,751	294,092
Retained earnings	418,033	400,571
Accumulated other comprehensive income	5,996	41,994

	727,708	748,591
Less: cost of treasury stock	71,828	77,530

Total shareholders' equity	655,880	671,061

Total liabilities and shareholders' equity	$1,953,668	$1,962,753

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Amounts in thousands)
(Unaudited)
	For the Nine Months Ended September 30,

	2005	2004*

Cash flows from operating activities:
Income from continuing operations before income taxes	$44,110	$12,996

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	59,177	64,415
Provision for losses on business transferred, under contractual arrangements	3,921	-
Provision for losses on receivables	9,102	(596)
Equity in income of unconsolidated joint ventures	(11,465)	(5,874)
Other items not providing cash	2,213	1,841

Changes in operating assets and liabilities:
Receivables	(23,067)	(68,995)
Proceeds from accounts receivable sold	24,000	-
Accounts receivable settled	(24,000)	-
Inventories	(57,394)	(46,827)
Other current assets	2,674	1,436
Accounts payable and accrued expenses	12,635	26,301
Other noncurrent liabilities	(4,065)	(612)

Net cash provided by (used for) continuing operations before income taxes	37,841	(15,915)
Net cash provided by discontinued operations before income taxes	820	9,284
Income taxes paid, net	(13,407)	(14,109)

Net cash provided by (used for) operating activities	25,254	(20,740)

Cash flows from investing activities:
Business purchased	(7,763)	(1,811)
Business sold	-	32,000
Purchases of property, plant and equipment	(57,820)	(48,604)
Sales of property, plant and equipment	1,636	5,255
Other investing activities	20,350	(2,389)

Net cash (used for) investing activities	(43,597)	(15,549)

Cash flows from financing activities:
Proceeds from debt	408	1,529
Payments of debt	(1,032)	(3,918)
Payments of preferred dividends	(1,394)	(1,548)
Other financing activities	1,611	823

Net cash (used for) financing activities	(407)	(3,114)

Effect of exchange rate changes on cash and cash equivalents	(8,518)	10

Net decrease in cash and cash equivalents	(27,268)	(39,393)

Cash and cash equivalents at beginning of period	204,842	184,273

Cash and cash equivalents at end of period	$177,574	$144,880

The accompanying notes are an integral part of the financial statements.
*See Notes 1 and 9 to the consolidated financial statements.

Sequa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.   Basis of presentation

     The consolidated financial statements of Sequa Corporation (Sequa) include the accounts of all majority-owned subsidiaries except for a 52.6% owned component manufacturing operation (BELAC LLC "BELAC"). The 52.6% ownership interest in BELAC does not equate to a controlling interest primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions. In addition, BELAC has been determined not to be a Variable Interest Entity (VIE) and therefore its financial statements are not required to be consolidated with those of Sequa under Financial Accounting Standard Board Interpretation No. 46, "Consolidation of Variable Interest Entities," as amended. BELAC is accounted for under the equity method as are investments in 20% to 50% owned joint ventures. All material accounts and transactions between the consolidated subsidiaries have been eliminated in consolidation. Certain amounts in the 2004 Consolidated Statement of Operations have been reclassified for comparative purposes.

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

     The consolidated financial statements included herein have been prepared by Sequa, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present Sequa's results for the interim periods presented. Such adjustments consisted of normal recurring items with the exception of the following in 2005: the third quarter operating income included a $5,579,000 charge at the Aerospace segment to reserve certain pre-petition receivables of Delta Airlines, Inc. ("Delta") and Northwest Airlines Corporation ("Northwest") as a result of their filing voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on September 14, 2005 (additional detail is included in Note 15 to these Consolidated Financial Statements) and an estimated $2,100,000 charge related to pension curtailments at the Aerospace and Metal Coating segments and corporate was recorded in the third quarter; the first

Note 1.   Basis of presentation   (cont'd)

quarter operating income included a $1,777,000 charge related to a separation agreement executed with Sequa's former Vice Chairman and Executive Officer responsible for operations other than Aerospace. In 2005, Other, net included $3,920,000 of expense to record losses and to reduce the investment in a business transferred under contractual arrangements in 2004 of which $1,418,000 was recorded in the third quarter, and a $1,276,000 gain on the fair market value of forward foreign exchange contracts that did not qualify for cash flow hedge accounting of which $628,000 of a loss on such contracts was recorded in the third quarter. The third quarter 2005 tax provision includes a $1,239,000 reversal of tax reserves no longer required due to the satisfactory resolution of a state tax matter and an estimated tax provision of $2,800,000, separately identified on the face of the Consolidated Statement of Operations, with respect to the anticipated dividend of available cash balances (additional detail is included in Note 4 to these Consolidated Financial Statements). In 2005, Discontinued Operations included an after-tax charge of $9,697,000 to write off an aircraft leveraged lease with Delta in the third quarter that was considered fully impaired as a result of the bankruptcy filing. The results of 2004 included the following: operating income included a $600,000 charge at the Metal Coating segment related to a legal dispute recorded in the first quarter; and Other, net included $1,655,000 of loss on the fair market value of forward foreign exchange contracts that did not qualify for cash flow hedge accounting of which $389,000 was recorded in the third quarter.

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

     The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

     On September 25, 2003, Sequa granted 495,000 options on Sequa's Class A common stock to key employees under the provisions of its 1998 Key Employees Stock Option Plan. Vested options totaling 309,100 had previously expired unexercised in September 2003. The total fair value of the options granted on September 25, 2003 was estimated on the date of grant to be $7,787,000 using the Black-Scholes option pricing model.

Note 1.   Basis of presentation   (cont'd)

     Had compensation cost for Sequa's stock option plan been determined using the fair value method under SFAS No. 123, "Accounting for Stock - Based Compensation," Sequa's income from continuing operations and related earnings per share would have been affected as follows:
	(Thousands of Dollars) (Unaudited)
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Reported income from
continuing operations	$29,210	$10,596	$5,289	$8,431
Stock-based compensation, net of
related tax effects, under
SFAS No. 123	(1,130)	(1,201)	(370)	(393)

Adjusted income from
continuing operations	$28,080	$9,395	$4,919	$8,038

Basic earnings per share:
Reported income from
continuing operations	$2.56	$0.87	$0.45	$0.76

Stock-based compensation, net
of related tax effects, under
SFAS No. 123	(0.10)	(0.12)	(0.03)	(0.04)

Adjusted income from
continuing operations	$2.46	$0.75	$0.42	$0.72

Diluted earnings per share:
Reported income from
continuing operations	$2.55	$0.86	$0.45	$0.75

Stock-based compensation, net
of related tax effect, under
SFAS No. 123	(0.11)	$(0.11)	$(0.03)	$(0.04)

Adjusted income from
continuing operations	$2.44	$0.75	$0.42	$0.71

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

Note 2. Restructuring Charges

     Sequa continues to review its individual operations in order to ensure their competitive positions in their respective markets. There were no restructuring activities in the first nine months of 2005 and 2004.

     Sequa's Consolidated Balance Sheet includes accruals relating to a prior restructuring program of $1,234,000 at September 30, 2005 and $1,707,000 at December 31, 2004. Activity affecting the accruals in the nine-month period of 2005 is summarized as follows:

(Thousands of Dollars) (Unaudited)

Balance at December 31, 2004	$1,707

Cash payments of involuntary termination
and voluntary early retirement benefits	(322)
Other activity and adjustments	(151)

Balance at September 30, 2005	$1,234

Note 3. Pension Expense

     The net periodic pension cost for the nine and three-month periods of 2005 and 2004 for all significant domestic and foreign funded defined benefit plans include the following components:

	(Thousands of Dollars) (Unaudited)
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

Service cost	$7,225	$8,790	$2,394	$2,885
Interest cost	20,509	19,966	6,793	6,650
Expected return on assets	(28,054)	(24,294)	(9,294)	(8,097)
Amortization of net transition amount	152	151	49	50
Amortization of prior service cost	544	614	181	202
Recognized net loss	2,779	5,549	919	1,844

Net periodic pension cost	3,155	10,776	1,042	3,534
Loss due to curtailments/early retirement enhancements	2,100	302	2,100	-

	$5,255	$11,078	$3,142	$3,534

Note 3. Pension Expense   (cont'd)

The weighted average assumptions used to determine the net periodic pension cost were as follows:

	2005	2004

Discount rate	6.00%	6.00%
Expected long-term return on plan assets	8.30%	8.30%
Rate of compensation increase	(a)	(a)

(a)	A graded rate of increase in compensation levels was utilized:
4.0% in 2004, 3.5% in 2005 and 4.0% thereafter.

     Net periodic pension cost has declined in 2005 from the 2004 level for the following reasons: actual returns on plan assets in 2004 exceeded the expected returns, which served to increase the asset base on which 2005 expected returns were calculated; effective January 1, 2005, plan benefits were frozen for individuals participating in Sequa's largest defined benefit plan at certain continuing operations; and the 2004 fourth quarter divestiture of Sequa Can Machinery. The related curtailment loss associated with the freezing of plan benefits was recorded in the fourth quarter of 2004. Of the total net periodic pension cost, $810,000 was included in discontinued operations in the nine-month period of 2004.

     In the third quarter of 2005, Sequa's largest defined benefit plan, the Sequa Retirement Plan (the Plan), was amended whereby effective December 31, 2005, all active participants who have not reached the age of 45 will be excluded from further participation in the Plan. Such individuals will instead receive an increased contribution to the Sequa 401(k) plan (the 401(k) plan). Individuals who are 45 years of age or older have the one-time option of either continuing in the Plan or electing to receive the additional contribution to the 401(k) plan. Such individuals have until late November 2005 to make their election. Sequa, in conjunction with its actuary, has estimated a possible curtailment charge in the range of $2,100,000 to $3,000,000. The final amount of the charge is dependent on the number of individuals 45 years of age or older who choose to remain in the Plan and whether a partial plan termination is deemed to have occurred. Sequa recorded a pension curtailment charge to operating income of $2,100,000 in the third quarter of 2005, representing the minimum of the range, since no other amount within the range is presently considered a better estimate than any other amount. The estimated pension curtailment charge was actuarially allocated as follows: Aerospace; $1,470,000; Metal Coating; $315,000 and Corporate; $315,000.

     During the nine months ended September 30, 2005, Sequa contributed $0.5 million to its qualified pension plans. Management may elect to accelerate or make additional pension plan contributions based on available liquidity.

Note 4. Income Tax Provision

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the nine-month periods of 2005 and 2004 were based upon estimated annual pre-tax income from continuing operations and include the effect of a provision for state income and franchise taxes. The third quarter of 2005 includes a reversal of tax reserves in the amount of $1,239,000 related to the satisfactory resolution of a state tax matter. The tax provisions for the third quarter periods of 2005 and 2004 represent the difference between the year-to-date tax provisions recorded for the nine-month periods ended September 30, 2005 and 2004 and the amounts reported for the six-month periods of 2005 and 2004.

Note 4. Income Tax Provision   (cont'd)

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

     Sequa has evaluated the complexities of the IRS guidance as well the local laws and other agreements that govern dividends distributed by foreign subsidiaries. Sequa estimates that approximately $90,000,000 of available cash on hand at certain foreign operations will be repatriated through a dividend in the fourth quarter of 2005. Sequa has recorded an estimated tax provision of $2,800,000 in the third quarter with respect to the anticipated dividend of available cash balances. Sequa is also in the process of negotiating a loan agreement with a major foreign bank, whereby certain foreign operations will be leveraged in order to maximize, to the extent possible, a repatriation of undistributed foreign earnings in accordance with the Act. While such a loan may approximate $100,000,000, there are significant legal and governmental hurdles with respect to a loan that spreads across several foreign countries. The closure of the loan agreement prior to the Act's December 31, 2005 deadline for repatriation is not reasonably assured and, therefore, Sequa will record an additional tax provision only upon successful closure of the loan agreement. Sequa does not anticipate closing on the loan agreement if the closing date extends beyond December 31, 2005.

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

     Sequa monitors its pension plans on an ongoing basis. At September 30, 2005, no significant charge to other comprehensive income (loss) with respect to a minimum pension liability adjustment is expected in 2005.

     Comprehensive income for the nine and three-months ended September 30, 2005 and 2004 is as follows:
	(Thousands of Dollars) (Unaudited)
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

Net income (loss)	$19,513	$15,120	$(4,408)	$8,292
Other comprehensive income (loss) items:
Foreign currency translation adjustments	(35,998)	(1,285)	(2,480)	2,798
Unrealized loss on cash flow hedges	-	(402)	-	-
Tax benefit on unrealized loss on cash flow hedges	-	141	-	-

Comprehensive income (loss)	$(16,485)	$13,574	$(6,888)	$11,090

Note 6. Earnings Per Share

     Basic earnings per share (EPS) for each of the periods have been computed by dividing the net earnings, after deducting dividends and the redemption premium on cumulative convertible preferred stock, by the weighted average number of common shares outstanding during the period.

     Diluted EPS reflects the potential dilution that would have occurred if each share of the cumulative convertible preferred stock outstanding was converted at the stated rate into 1.322 shares of Class A common stock and any outstanding in-the-money options to purchase shares of Class A common stock were exercised. In June 2005, 91,168 shares of Class A common stock were issued out of treasury in exchange for 61,600 shares of cumulative convertible preferred stock. The exchange rate was 1.48 shares of Class A common stock for each share of preferred, which resulted in a premium of $655,017 over the stated exchange rate. The 61,600 preferred shares received in the exchange were retired. In August 2005, 99 shares of Class A common stock were issued out of treasury in exchange for 75 shares of cumulative convertible preferred stock. There was no redemption premium recognized since the shares were exchanged at the stated rate of 1.322. The 75 preferred shares received in the exchange were retired. In the following table, the conversion of each share of preferred stock into 1.322 shares of common stock (464,000 common shares for each 2005 period presented and 546,000 common shares for each 2004 period presented) was not included in the computation of diluted earnings per share because the inclusion would have had an anti-dilutive effect on earnings per share. The elimination of preferred dividends and the exchange premium on the redemption of preferred shares were not included in the computation of diluted EPS for the three- and nine-month periods of 2005 because inclusion would have had an anti-dilutive effect on EPS. The resulting elimination of preferred dividends was not included in the computation of diluted EPS for the three and nine-month periods of 2004 because inclusion would have had an anti-dilutive effect on EPS.

Note 6. Earnings Per Share   (cont'd)

The computation of basic and diluted earnings per share is as follows:
	(Thousands of Dollars, except per share)
	(Unaudited)
	For the		For the
	Nine Months		Three Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

Income from continuing operations	$29,210	$10,596	$5,289	$8,431
Less: Preferred dividends	(1,394)	(1,548)	(439)	(516)

Less: Premium on partial redemption of
Preferred stock	(655)	-	-	-

Income from continuing operations
available to common stock--basic	27,161	9,048	4,850	7,915

Income (loss) from discontinued operations,
net of income taxes	(9,697)	4,524	(9,697)	(139)

Net income (loss) available to common stock-basic	17,464	13,572	(4,847)	7,776

Convertible preferred stock dividend
requirement	-	-	-	-

Net income (loss) available to common
stock-diluted	$17,464	$13,572	$(4,847)	$7,776

Weighted average number of common
shares outstanding-basic	10,598	10,445	10,668	10,455

Conversion of convertible preferred
stock	-	-	-	-

Dilutive effect of exercise of stock options	69	61	84	70

Weighted average number of common
shares outstanding-diluted	10,667	10,506	10,752	10,525

Basic earnings per share
Income from continuing operations	$2.56	$0.87	$0.45	$0.76
Income (loss) from discontinued operations	(0.92)	0.43	(0.91)	(0.01)

Net income (loss)	$1.64	$1.30	$(0.46)	$0.75

Diluted earnings per share
Income from continuing operations	$2.55	$0.86	$0.45	$0.75
Income (loss) from discontinued operations	(0.91)	0.43	(0.90)	(0.01)

Net income (loss)	$1.64	$1.29	$(0.45)	$0.74

Note 7. Trade Receivables, Net and Unbilled Receivables

     Sequa Receivables Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement (RPA) that extends through November 16, 2006. Under the RPA, SRC may sell an undivided percentage ownership interest up to a maximum participation of $75,000,000 in Sequa's eligible trade receivables through a bank administered multi-seller commercial paper conduit. The RPA was amended twice in the second quarter of 2005, first to include certain foreign trade receivables in order to broaden the total pool of eligible trade receivables and, second, to terminate the participation of two parties to the agreement, leaving one sole administrator of the commercial paper conduit, which resulted in a reduction of the facility and usage fees. The RPA was further amended in October 2005 to exclude from eligibility Delta, Northwest, and Delphi Corporation ("Delphi") receivables, all of which recently filed voluntary petitions for reorganization under Chapter 11. The pro-forma effect of this amendment, if it had been effective at September 30, 2005, would have been to reduce Sequa's availability under the RPA to approximately $61,000,000. Back-up liquidity lines provided by the banks are annually renewable at the banks' option and contain a net worth covenant applicable to Sequa. The sale of receivables through the bank-administered conduit is funded through the sale of A1/P1-rated commercial paper. SRC pays a facility fee of 0.65% per annum plus 0.45% per annum above the commercial paper rate based on usage. SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," transactions under the RPA qualify as a sale of receivables. At September 30, 2005 and December 31, 2004, no trade receivables were sold under the RPA. However, amounts were sold and settled in full during the nine months ended September 30, 2005, resulting in nominal discount expense recorded in Other, net in the Consolidated Statement of Operations for the nine-month period of 2005. There was no discount expense recorded in Other, net in the Consolidated Statement of Operations for the nine months ended September 30, 2004.

     In the third quarter of 2005, the Aerospace segment recorded a $5,579,000 charge to reserve certain pre-petition receivables of Delta and Northwest.

     Unbilled receivables relate to the Aerospace segment's materials-by-the-hour and power-by-the-hour contracts, which began to contribute revenue in 2004. Unbilled receivables are limited to amounts that are contractually recoverable.

Note 8. Inventories

     The inventory amounts at September 30, 2005 and December 31, 2004 were as follows:

	(Thousands of Dollars)
	(Unaudited)
	September 30,	December 31,
	2005	2004

Finished goods	$217,160	$220,899
Work in process	141,362	112,280
Raw materials	145,501	115,874
Customer deposits	(30,123)	(20,520)

	$473,900	$428,533

Note 9.   Discontinued Operations

     During 1991, Sequa adopted a formal plan to divest the investment portfolio of its leasing subsidiary, Sequa Capital Corporation (Sequa Capital), and to classify it as a discontinued operation. Sequa Capital's remaining investment in leveraged leases will be liquidated over the next 10 years as rentals are received and residual values are realized. On September 14, 2005, Delta filed a voluntary petition for relief under Chapter 11. Sequa Capital held an investment in an aircraft leveraged lease with Delta with a net amount of $13.9 million at September 14, 2005. Sequa Capital has determined that this investment is fully impaired as a result of the bankruptcy filing. The after-tax charge to discontinued operations amounted to $9,697,000 million or $0.92 per share in the third quarter of 2005. Additional information regarding the impact of Delta's Chapter 11 filing is included in Note 15 to the Consolidated Financial Statements.

     On November 4, 2004, Sequa sold the business and substantially all of the assets and certain of the liabilities of Sequa Can Machinery to Stolle Machinery Company, LLC. Sequa received $40,771,000 in cash, subject to certain adjustments. A preliminary after-tax gain of $3,193,000 (pre-tax gain of $5,592,000) was recognized on the sale.

     On April 1, 2004, Sequa, through an affiliated subsidiary of Chromalloy Gas Turbine Corporation (Chromalloy), sold the business and substantially all of the assets and certain of the liabilities of TurboCombustor Technology (TCT) to TCT Acquisition, Inc. TCT received $32,000,000 in cash, subject to certain adjustments, and $8,000,000 Face Amount of Series B Convertible Preferred Stock of TCT Acquisition, Inc., representing up to an 18.2% ownership interest in TCT Acquisition, Inc. An investor group and certain management executives of TCT Acquisition, Inc. hold the remaining 81.8% ownership interest. The Series B Convertible Preferred Stock does not possess voting rights, and Sequa does not have representation on the board of directors of TCT Acquisition, Inc. The operations and cash flows of the TCT business have been eliminated from the ongoing operations of Chromalloy, and there is no significant continuing involvement in the operations of TCT Acquisition, Inc. Sequa recognized a final after-tax gain of $2,691,000 (pre-tax gain of $5,791,000) on the sale of the TCT business in 2004.

     Assets and liabilities of discontinued operations are separately presented in the Consolidated Balance Sheet. The components of discontinued operations included in the Consolidated Balance Sheet are as follows:

	(Thousands of Dollars)
	(Unaudited)
	September 30,	December 31,
	2005	2004

Current assets
Investment in leveraged leases	$6,713	$222

Total current assets	$6,713	$222

Long-term assets
Investment in leveraged leases	$41,942	$62,920
Other assets	6,584	6,924

Total long-term assets	$48,526	$69,844

Noncurrent liabilities
Other liabilities	$1,541	$1,665

Total noncurrent liabilities	$1,541	$1,665

Note 9.   Discontinued Operations   (cont'd)

Loss from discontinued operations for the nine-and three month-periods of 2005 relates only to Sequa Capital, which was previously reported as a discontinued operation. Income from discontinued operations for the nine-and three-month periods of 2004 relates to TCT and Sequa Can Machinery. TCT was previously reported in 2004 as a discontinued operation. The classification of Sequa Can Machinery as a discontinued operation served to decrease earnings per share from continuing operations by $0.14 and $0.02 and to increase earnings per share from discontinued operations by $0.14 and $0.02 for the nine-month and three-month periods of 2004, respectively. Such results are summarized as follows:
	Thousands of Dollars
	(Unaudited)

	For the Nine Months	For the Nine Months	For the Three Months	For the Three Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2005	2004	2005	2004

Sales	$-	$51,174	$-	$11,135
Costs and expenses	-	47,564	-	10,872

Operating income	-	3,610	-	263
Other income (expense)	-	98	-	(2)

Income before income taxes	-	3,708	-	261
Income tax provision	-	(1,600)	-	(400)

Income (loss) before gain or sale	-	2,108	-	(139)
Gain on sale of TCT business,
net of tax	-	2,416	-	-
Write-off on leveraged lease,
net of tax	(9,697)	-	(9,697)	-

(Loss) income from
discontinued operations	$(9,697)	$4,524	$(9,697)	$(139)

Note 10. Goodwill

     The $2,247,000 decrease in goodwill in the Consolidated Balance Sheet reflects a $2,422,000 decrease related to foreign currency translation adjustments, partially offset by a $175,000 purchase price adjustment related to the 2004 acquisition of a small manufacturer of test products used by the detergent and chemical industry. Chromalloy's February 2005 acquisition of certain assets and liabilities of AAR Corp.'s (AAR) Engine Component Repair business unit resulted in negative goodwill which reduced the recorded value of long-term tangible assets acquired. Chromalloy paid an adjusted cash consideration of $7,314,000 and transferred certain inventory to AAR. As part of the transaction, a multi-year parts supply agreement was executed under which Chromalloy purchases parts from AAR subject to an annual minimum threshold.

Note 11.   Accrued Warranty Costs

     Warranty costs primarily relate to the Industrial Machinery segment. This unit sells equipment that is substantial in size, complexity, workload requirements and cost. Warranties are generally issued for 12 to 18 months from the date of installation. Warranty reserves are primarily established using a percentage of sales based on past loss experience. Warranty activity is summarized as follows:
	(Thousands of Dollars) (Unaudited)
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

Warranty reserves, beginning of period	$9,609	$8,628	$9,620	$9,009
Warranties issued	5,535	4,394	1,620	1,368
Warranty costs incurred	(4,719)	(3,847)	(1,559)	(1,331)
Changes in liability for pre-existing
warranties, including expirations	(128)	(13)	53	(13)
Foreign currency translation adjustments	(584)	(38)	(21)	91

Warranty reserves, end of period	$9,713	$9,124	$9,713	$9,124

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

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At September 30, 2005, the potential exposure for all remediation costs is estimated to range from $9,000,000 to $17,000,000, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $13,557,000. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, remediation costs for continuing operations are estimated to be in the range of $4,000,000 to $6,000,000 for 2005. In the nine-month period of 2005, actual remediation expenditures were $3,668,000.

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

     Forward foreign exchange contracts and derivatives thereof are used to hedge the cash flows of certain forecasted sales and intercompany firm sales commitments. These contracts are primarily short-term in nature with the maximum hedge period not exceeding two years. Gains and losses on these contracts, representing the effective portion of the hedging activity are reported in Accumulated Other Comprehensive Income (Loss). These deferred gains and losses are recognized in operating income in the period in which the sale is recognized. Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Operations. Other, net in the Consolidated Statement of Operations includes $1,276,000 of income in the nine-month period of 2005 and $1,655,000 of expense in the nine-month period of 2004 related to the fair market valuation of forward foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting. At September 30, 2005, there were no forward foreign exchange contracts and derivatives thereof that were effective cash flow hedges and which could be included in Accumulated Other Comprehensive Income (Loss).

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

     At September 30, 2005 and December 31, 2004, Sequa had forward foreign exchange contracts and derivatives thereof with notional amounts primarily denominated in Euros: 62,356,000 and 59,854,000, respectively and; in US Dollars: 21,471,000 and 8,832,000, respectively. At September 30, 2005, Sequa had no natural gas swaps outstanding.

Note 14. Summary Business Segment Data

     Sequa's sales and operating income by business segment are as follows:

	(Thousands of Dollars)
	(Unaudited)

			Operating Income
	Sales		(Loss)
	Year to Date		Year to Date

	2005	2004	2005	2004

Aerospace	$659,059	$602,649	$43,334	$29,285
Automotive	271,760	262,299	21,220	19,945
Metal Coating	211,482	205,884	24,275	22,881
Specialty Chemicals	167,275	163,616	24,575	20,555
Industrial Machinery	160,739	128,581	7,634	2,356
Other Products	11,136	14,134	203	1,559
Corporate expenses	-	-	(31,242)	(32,798)

Total	$1,481,451	$1,377,163	$89,999	$63,783

	(Thousands of Dollars)
	(Unaudited)

			Operating Income
	Sales		(Loss)
	Third Quarter		Third Quarter

	2005	2004	2005	2004

Aerospace	$234,239	$220,550	$10,944	$13,010
Automotive	89,426	87,338	4,229	8,222
Metal Coating	77,714	74,113	9,580	9,822
Specialty Chemicals	53,594	53,293	9,212	6,937
Industrial Machinery	50,573	44,144	1,391	979
Other Products	2,444	2,497	(573)	108
Corporate expenses	-	-	(10,080)	(12,561)

Total	$507,990	$481,935	$24,703	$26,517

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

     Various operating units of Sequa have had customers who have filed voluntary petitions for relief under Chapter 11. Sequa monitors the bankruptcy cases of these customers in order to file appropriate claims and take other steps necessary to protect its interests. Once a customer files a petition under Chapter 11, Sequa provides additional allowances for doubtful accounts based on an evaluation of the relevant facts. In addition, as to those bankruptcy cases where a customer's reorganization and/or liquidation plan clearly indicates that avoidance claims will likely be asserted or where such claims have been asserted, Sequa has undertaken an analysis to estimate its potential exposure for such claims in such bankruptcy cases. As of September 30, 2005, Sequa has determined that such potential exposure is in the range of $2,400,000 to $3,200,000 (no single amount is more likely than any other amount) and, accordingly, has provided a liability for the minimum amount.

     On September 14, 2005, Delta and Northwest (together, the "airlines"), customers of the Chromalloy operating unit, filed voluntary petitions for reorganization under Chapter 11. The aggregate amount due to Chromalloy operating units from the airlines on such date was approximately $12,000,000. In addition, Chromalloy currently leases 41 jet engines to Northwest. These leases expire in less than one year. Sequa, in conjunction with outside legal counsel, has reviewed the various contracts through which Chromalloy conducts business with Delta and Northwest. Based on this review, Sequa believes that certain contracts will be considered executory in nature and that the underlying business objectives of the contracts will result in their assumption by the respective airlines. Therefore, Sequa expects that associated pre-petition receivables will ultimately be collected. Sequa believes that certain other contracts may not be assumed and therefore recorded a $5,579,000 charge to reserve related receivables in the third quarter of 2005. The after-tax effect of the charge is to decrease earnings per share from continuing operations by $0.34 per share. It is possible that the relative rights and obligations of Chromalloy and the airlines may be changed during the course of the bankruptcy proceedings, although such changes, if any, and their impact cannot presently be predicted. Chromalloy continues to discuss its business relationship with both Delta and Northwest. In addition, Sequa believes that the engines leased to Northwest are not impaired.

     On October 8, 2005, Delphi, the largest customer of Sequa's Automotive unit, filed for protection under Chapter 11. Sequa, in conjunction with outside legal counsel, has reviewed the long-term supply and licensing agreements that govern ARC Automotive's relationship with Delphi. Based on this review, Sequa believes that these agreements will be considered executory in nature and that the underlying business objectives of the agreements will result in their assumption by Delphi. Therefore, Sequa expects that the associated pre-petition receivables of approximately $1,500,000 will ultimately be collected and does not anticipate a write-down of pre-petition receivables.

Note 15. Contingencies and Commitments   (cont'd)

     At September 30, 2005, Sequa was contingently liable for $35,633,000 of outstanding letters of credit and $4,455,000 of surety bonds not reflected in the accompanying Consolidated Financial Statements. In addition, Sequa has guaranteed a bank line of credit for its MJB International Limited (MJB) joint venture in an amount up to $6,646,000 and 50% of the capitalized lease payments and 50% of the overdraft facility for its Turbine Surface Technology Limited (TSTL) joint venture in an amount not to exceed 11,500,000 British pounds. At September 30, 2005, $975,000 was outstanding under MJB's bank line of credit and 5,400,000 British pounds were outstanding related to the TSTL guarantees. Sequa is not aware of any existing conditions that would cause risk of loss relative to outstanding letters of credit, surety bonds or bank guarantees.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Sales

     Overall sales increased 8% in the nine-month period and 5% in the three-month period, led by advances in both periods at the Aerospace and Industrial Machinery segments. The Automotive, Metal Coating and Specialty Chemicals segments also posted higher sales in both periods. There were declines at the small After Six unit of the Other Products segment in both periods. Translation of sales denominated in foreign currencies added approximately $11 million to sales in the nine-month period and reduced sales by approximately $2 million in the three-month period. A detailed discussion of sales by operating segment follows:

     Sales of the Aerospace segment increased 9% in the nine months and 6% in the third quarter, despite the impact of the sale of the Turbine Airfoils Division in October 2004. On a pro forma basis - to exclude sales lost from the divestiture - sales were ahead 13% in the nine months and 10% in the third quarter. The nine-month improvement stems from three principal factors: sales added under new long-term service agreements with airline customers, the largest of which was in effect for the full nine months in 2005, compared with seven months in 2004; higher sales to marine and industrial turbine customers; and a 56% increase in sales of engine overhaul services. The long-term service agreements give Chromalloy the exclusive right to provide repairs, replacement parts and inventory management on specific engines within an airline's fleet. The increase in sales of engine overhaul services reflects similar long-term service agreements for overhaul services on auxiliary power units (APU). The third quarter improvement reflects increased sales of engine overhaul services related to the APU agreements and higher sales to military and marine and industrial turbine customers, mitigated by lower sales under certain of the long-term service agreements. Sales for the nine-month period also benefited from translating local currency sales into US dollars (approximately $3.4 million), while sales for the three-month period were reduced by $0.5 million from the translation of local currency sales into US dollars.

     Sales of the Automotive segment advanced 4% in the nine months and 2% in the third quarter. ARC Automotive, the airbag inflator unit, posted 2% higher sales in the nine months and 1% higher sales in the third quarter as a result of increased volume at the US operation stemming from higher sales of passenger inflators, mitigated by lower sales at the Italian operation. Sales for the nine-month period also benefited from the translation of local currency sales into US dollars (approximately $1.6 million), while sales for the three-month period were marginally affected. Casco Products' sales advanced 7% in the nine months and 6% in the three months. The improvement in both periods is due to higher sales of lighters and electronic products, mitigated by lower sales of power outlets. The year-to-date comparison benefits from sales added through the second quarter 2004 acquisition of a Canadian operation, which generated sales of $1.2 million in the first quarter of 2005, as well as from the translation of local currency sales into US dollars (approximately $1.9 million and $0.2 million in the nine- and three-month periods, respectively).

     Sales of the Metal Coating segment advanced 3% in the nine months and 5% in the three months. The nine-month advance reflects higher sales due to increased steel sales under the segment's metal management programs and higher sales to container products customers,

Sales   (cont'd)

partially offset by lower sales to the building products market. The decline in sales to the building products market reflects the continuing volatility in the domestic steel industry. Certain of Precoat's customers accelerated purchases in the first quarter of 2004 to headoff anticipated price increases or to take advantage of available steel. As a result, the year-over-year nine-month comparison reflects unusually high sales in the first half of 2004. In addition, several customers held significant levels of inventory at the end of 2004, which reduced sales in the first half of 2005, as these customers worked through their high inventory levels. In the three-month period, the comparison benefited from higher sales under the metal management programs and increased sales to container products customers.

     Sales of the Specialty Chemicals segment were ahead 2% in the year-to-date period and 1% in the third quarter. Sales for the nine-month period benefited from the translation of local currency sales into US dollars (approximately $2.0 million), while sales for the three-month period were unfavorably affected by the translation of local currency sales into US dollars ($1.1 million). Sales for both periods benefited from the late-2004 acquisition of a small manufacturer of test products used by the detergent and chemicals industries ($2.7 million and $0.9 million in the nine- and three-month periods, respectively). Excluding the sales added by this acquisition, local currency sales were down slightly for the nine months and ahead 1% for the third quarter. Both periods reflect sustained demand for the detergent additive TAED. Sales of the specialty chemicals distribution units declined slightly in the nine-month period and were on par with prior year in the three-month period, a reflection of tight European economies and the loss of two suppliers formerly represented by the distribution units.

     Sales of the Industrial Machinery segment advanced sharply, posting a 25% improvement in the nine months and 15% in the third quarter. The improvement in the year-to-date period reflects increased sales of emission control equipment, primarily in the US market, and the benefit of translating local currency results into US dollars (approximately $2.3 million). Sales of graphic arts equipment were also ahead, with improvement at the European units partially offset by lower sales in the US and Asia. The third quarter benefited from higher sales of emission control equipment in the US and increased sales to the graphics arts market in Europe and Asia, mitigated by lower US sales of graphic arts equipment and the unfavorable affect of translating local currency sales into US dollars (approximately $0.2 million).

     Sales of the Other Products segment declined 21% in the nine months and 2% in the third quarter. Sales of the After Six unit decreased 26% in the nine months and 5% in the three months, a reflection of the continuing intense competition in the formalwear market. Lower sales of the After Six unit were partially offset by higher revenues from Centor, Sequa's real estate holding company, which benefited from the fourth-quarter 2004 inclusion of the Sequa Can Machinery building in its portfolio of properties.

Operating income

     Overall operating income advanced $26.2 million in the nine months, led by sharp improvements at the Aerospace, Specialty Chemicals and Industrial Machinery segments. Results also improved at the Metal Coating and Automotive segments, while the Other Products segment posted lower results. For the third quarter, operating income declined $1.8 million, compared to the same period in prior year, due to lower profits at the Aerospace, Automotive and Metal

Operating income   (cont'd)

Coating segments, mitigated by improved results at the Specialty Chemicals and Industrial Machinery segments and by reduced corporate expenses. Results for the three-month period were unfavorably affected by a charge of $5.6 million at the Aerospace segment to reserve for receivables due from two airline customers that filed for bankruptcy protection in the third quarter. Results were bolstered by lower pension expense (benefit of $5.8 million in the nine months and $0.4 million in the three months, after a $2.1 million pension curtailment loss incurred as a result of changes to Sequa's defined benefit plan that were approved in the third quarter). Translating foreign currency results into US dollars added approximately $1.1 million in the nine-month period of 2005 and reduced operating income by approximately $0.2 million in the three-month period of 2005. Sequa's foreign operations contributed $51.5 million and $17.3 million of operating income in the nine- and three-month periods of 2005, respectively, compared with $48.1 million and $16.6 million of operating income in the nine- and three-month periods of 2004, respectively. The improvement reflects increased profitability of the Specialty Chemicals segment and the overseas operations of the Industrial Machinery segment, mitigated by lower profits at the foreign units of the Automotive and Aerospace segments.

     Operating profits of the Aerospace segment advanced $14.0 million in the nine months and declined $2.1 million in the third quarter. The improvement in the nine months is due to two principal factors: a higher level of sales under long-term service agreements; and the absence of $8.4 million of up-front contract costs recognized in 2004 that will be recovered over the term of the contracts. The benefit of these factors was mitigated by two one-time charges: $5.6 million to reserve for receivables due from two airline customers that filed for bankruptcy protection in the third quarter and by a $1.5 million pension curtailment loss caused by changes in Sequa's defined benefit plan. The third quarter decline reflects the effect of the one-time charges.

     Results of the Automotive segment were ahead $1.3 million in the nine months and declined $4.0 million in the third quarter. ARC Automotive benefited in the nine-month period from higher sales, improved sales mix, favorable absorption, the benefits of on-going Six Sigma initiatives, and lower general and administrative and research and development costs in 2005. These favorable developments were partially offset by the impact of lower sales at the Italian operation, primarily in the second and third quarters. Third-quarter results of ARC Automotive declined sharply, primarily due to new plant start-up costs and higher steel surcharges, mitigated by higher domestic sales and lower general and administrative costs. Results of Casco Products were ahead in the nine-month period due to higher sales, the benefits of continuing Six Sigma initiatives, previous restructuring actions, and lower pension costs. Results of Casco Products in the three-month period were on par with the prior year primarily due to unfavorable product mix. Casco's foreign operations benefited from increased sales, cost improvements generated by Six Sigma programs, and the benefit of translating foreign results into US dollars.

     Operating income in the Metal Coating segment advanced 6% in the nine-month period and declined 2% in the third quarter. In the nine-month period, the impact of higher natural gas costs and increased raw material costs was more than offset by improved operating efficiencies, August 2004 and April 2005 price increases, an improved sales mix, and the absence of charges recorded in 2004 related to a prime yield program and to a legal dispute. The third-quarter results reflect the effects of higher natural gas costs, higher pension expense caused by a curtailment loss on changes to Sequa's defined benefit plan, and an increased provision on an outstanding legal matter.

Operating income   (cont'd)

     The Specialty Chemicals segment posted improvements in operating profit of 20% in the year-to-date period and 33% in the third quarter. The advances in both periods are due to several factors: the inclusion of profits from a small manufacturer of test products used by the detergent and chemicals industries that was acquired in late 2004; operating efficiencies achieved through on-going Operational Excellence programs; and the benefit of the strengthening of the Euro.

     Operating income in the Industrial Machinery segment improved $5.3 million in the nine months and $0.4 million in the third quarter. The improvement in the nine-month period reflects the higher level of sales, the benefits of previous restructuring actions, and productivity improvements generated through Six Sigma programs.

     Results of the Other Products segment decreased sharply in both periods, posting a $1.4 million decline in the nine months and $0.7 million decline in the third quarter. The decline is due entirely to the effect of lower sales at the After Six unit.

     Corporate expenses decreased 5% in the nine months and 20% in the third quarter. The decrease in the nine months reflects the following: lower pension expense; lower professional fees related to Sarbanes-Oxley compliance; and lower incentive compensation expense, partially offset by a $1.8 million charge related to a separation agreement with a former senior executive officer; salary and other costs related to the chief executive officer who was appointed in January 2005; and a $0.5 million provision for environmental costs in the second quarter of 2005. The third quarter improvement reflects lower pension and incentive compensation expense.

Equity in Income of Unconsolidated Joint Ventures

     Sequa's investments in unconsolidated joint ventures are primarily concentrated in the Aerospace segment.

     Chromalloy Gas Turbine Corporation (Chromalloy) is a partner in joint ventures aimed at strengthening its ties to certain original equipment manufacturers (OEMs) and airline customers, as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements. Sequa's investment in Chromalloy's joint ventures was $76.5 million at September 30, 2005 and $68.0 million at December 31, 2004. The combination of income and losses of Chromalloy's joint ventures was income of $11.9 million and $6.3 million in the nine-month periods of 2005 and 2004, respectively, and income of $5.4 million and $2.7 million in the third quarter of 2005 and 2004, respectively. The largest of the Chromalloy joint ventures are discussed in the following paragraphs.

     Chromalloy and Siemens Westinghouse Power Corporation and Siemens Aktiengesellschaft (collectively referred to as Siemens) have joint ownership of four operating companies. Three of the companies provide service and repairs for heavy industrial gas turbines manufactured by other companies, and for gas turbines based on the mature technologies of Siemens and its affiliates. These three operating companies are: TurboCare Gas Turbine Services LLC (TCGTS), Turbine Services Ltd (TS) and Gas Turbine Technologies, S.p.A. (GTT). The fourth operating company,

Turbine Airfoil Coating and Repair, LLC (TACR), provides coating and component services on Siemen's advanced engines. Chromalloy has a 49% ownership interest in TCGTS, which serves the North, Central and South American markets. Chromalloy has a 51% ownership interest in, and operating control over, TS which has operating assets in the UK and Thailand and serves

Equity in Income of Unconsolidated Joint Ventures   (cont'd)

Europe, the Far East and Middle East. The financial statements of TS are consolidated with those of Sequa, and a Siemens minority interest is reflected. MJB International Limited (MJB), a partnership with Al Masaood, is 49% owned by TS and provides repair and maintenance services for industrial gas turbines from a facility in the United Arab Emirates. Sequa has guaranteed up to $6.6 million of MJB's bank line of credit. At September 30, 2005, $1.0 million was outstanding under this facility. Chromalloy has a 20% ownership interest in GTT, which serves Italy and certain other countries. Chromalloy has a 49% ownership interest in TACR.

     Chromalloy has a 52.6% ownership interest in BELAC, a component manufacturing operation that produces new replacement parts for jet engines. The 52.6% ownership interest does not equate to a controlling interest primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions. While Chromalloy's partners in this joint venture are major commercial airlines, whose industry has been under significant pressure, management believes that the venture is adequately capitalized to carry on its principal operations without additional subordinated financial support. At September 30, 2005, Sequa's investment in BELAC totaled $9.8 million.

     Chromalloy has two 50/50 joint ventures with Rolls-Royce plc: Turbine Surface Technology Limited (TSTL), which provides advanced coatings for Rolls-Royce turbine components; and Turbine Repair Technology Limited (TRTL), which provides advanced component repair services for certain Rolls-Royce engines. Sequa has guaranteed 50% of TSTL's future lease payments under the terms of a capitalized lease, as well as 50% of an overdraft facility. Total amounts subject to the guarantees may not exceed 11.5 million British pounds. At September 30, 2005, 5.4 million British pounds were outstanding related to the guarantee.

     Advanced Coatings Technologies (ACT), a 50%-owned joint venture with United Technologies Corporation, owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts.

Interest Expense

     Interest expense in the nine-and three- month periods of 2005 was on par with the prior year.

Other, net

     In the nine-month period of 2005, Other, net included $3.9 million of expense to record losses and to reduce the investment in a business transferred under contractual arrangements in 2004; $1.3 million of net gain related to the fair market value of foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting; $2.2 million of expense related to minority interest holders; $1.4 million of charges for the amortization of capitalized debt issuance costs; and $1.0 million of charges for letters of credit and commitment fees.

     In the nine-month period of 2004, Other, net included $2.1 million of expense related to minority interest holders; $1.7 million of net loss related to the fair market value of foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting; $1.4 million of charges for the amortization of capitalized debt issuance costs; $1.0 million of income related to the sale of assets; and $1.1 million of charges for letters of credit and commitment fees.

Other, net   (cont'd)

     In the third quarter of 2005, Other, net included $1.4 million of expense to record losses and to reduce the investment in a business transferred under contractual arrangements in 2004; $0.6 million of expense on the fair market value of forward foreign exchange contracts that did not qualify for cash flow hedge accounting; $1.1 million of expense related to minority interest holders; $0.4 million of charges for the amortization of capitalized debt issuance costs; and $0.3 million of charges for letters of credit and commitment fees.

     In the third quarter of 2004, Other, net included $0.4 million of net loss related to the fair market value of foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting; $0.6 million of expense related to minority interest holders; $0.5 million of charges for the amortization of capitalized debt issuance costs; and $0.5 million of charges for letters of credit and commitment fees.

Income Tax Provision

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rates for the nine-month periods of 2005 and 2004 were based upon estimated annual pre-tax income from continuing operations and include the effect of a provision for state income and franchise taxes. The third quarter of 2005 includes a reversal of tax reserves in the amount of $1,239,000 related to the satisfactory resolution of a state tax matter. The tax provisions for the third quarter periods of 2005 and 2004 represent the difference between the year-to-date tax provisions recorded for the nine-month periods ended September 30, 2005 and 2004 and the amounts reported for the six-month periods of 2005 and 2004.

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

     Sequa has evaluated the complexities of the IRS guidance as well the local laws and other agreements that govern dividends distributed by foreign subsidiaries. Sequa estimates that approximately $90,000,000 of available cash on hand at certain foreign operations will be repatriated through a dividend in the fourth quarter of 2005. Sequa has recorded an estimated tax provision of $2,800,000 in the third quarter with respect to the anticipated dividend of available cash balances. Sequa is also in the process of negotiating a loan agreement with a major foreign bank whereby certain foreign operations will be leveraged in order to maximize, to the extent possible, a repatriation of undistributed foreign earnings in accordance with the Act. While such a loan may approximate $100,000,000, there are significant legal and governmental hurdles with respect to a loan that spreads across several foreign countries. The closure of the loan agreement prior to the Act's December 31, 2005 deadline for repatriation is not reasonably assured and, therefore, Sequa will record an additional tax provision only upon successful closure of the loan agreement. Sequa does not anticipate closing on the loan agreement if the closing date extends beyond December 31, 2005.

Discontinued Operations

     During 1991, Sequa adopted a formal plan to divest the investment portfolio of its leasing subsidiary, Sequa Capital Corporation (Sequa Capital), and to classify it as a discontinued operation. Sequa Capital's remaining investment in leveraged leases will be liquidated over the next 10 years as rentals are received and residual values are realized. On September 14, 2005, Delta Airlines, Inc. and certain of its subsidiaries ("Delta") filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). Sequa Capital held an investment in an aircraft leveraged lease with Delta with a net amount of $13.9 million at September 14, 2005. Sequa Capital has determined that this investment is fully impaired as a result of the bankruptcy filing. The after-tax charge to discontinued operations amounted to $9.7 million or $0.92 per share in 2005.

     On November 4, 2004, Sequa, through its wholly owned subsidiary, Sequa Can Machinery, Inc., sold the business and substantially all of the assets and certain of the liabilities of Sequa Can Machinery, Inc. and its affiliated companies (collectively referred to as Sequa Can Machinery) to Stolle Machinery Company, LLC, a Delaware limited liability company. Sequa received $40.8 million in cash, subject to certain adjustments. The Consolidated Statement of Operations and Statement of Cash Flows have been restated in prior periods to reflect the Sequa Can Machinery business as a discontinued operation. The December 31, 2004 Balance Sheet reflects the sale of the Sequa Can Machinery business.

     On April 1, 2004, Sequa, through its TurboCombustor Technology, Inc. unit (TCT), an affiliated subsidiary of Chromalloy, sold the business and substantially all of the assets and certain of the liabilities of TCT to TCT Acquisition, Inc. TCT received $32.0 million in cash, subject to certain adjustments, and $8.0 million Face Amount of Series B Convertible Preferred Stock of TCT Acquisition, Inc. representing up to an 18.2% ownership interest in TCT Acquisition, Inc. An investor group and certain management executives of TCT Acquisition, Inc. hold the remaining 81.8% ownership interest. The Series B Convertible Preferred Stock does not possess voting rights and Sequa does not have representation on the board of directors of TCT Acquisition, Inc. The operations and cash flows of the TCT business have been eliminated from the ongoing operations of Chromalloy and there is no significant continuing involvement in the operations of TCT Acquisition, Inc. The Consolidated Statement of Operations and Statement of Cash Flows were previously restated to reflect the TCT business as a discontinued operation.

Risk/Concentration of Business

     Sequa's largest operation, Chromalloy, with 2005 nine-month sales of $659.1 million and operating income of $43.3 million (2004 annual sales and operating income of $813.8 million and $42.9 million, respectively), and total assets at December 31, 2004 of $950.7 million, has confronted a difficult operating environment since the events of September 11, 2001. While global airline traffic has rebounded since September 11, high fuel costs, high cost structures imbedded at the legacy carriers (those carriers in existence prior to the de-regulation of the airline industry) and continuing terror threats have placed additional pressures on the airline industry, leading several airlines to file Chapter 11. Chromalloy's repair, overhaul and original equipment component manufacturing operations (OEM), derive approximately 80% of their sales from the commercial aviation market. The large repair and overhaul business is directly related to the number of hours jet engines are flown, while the smaller OEM business is related to the number of new jet engines placed in service. In 2004, Chromalloy's annual operating income exceeded

Risk/Concentration of Business  (cont'd)

the 2003 level and 2005 operating income is expected to trend higher despite a $5.6 million third quarter charge to reserve pre-petition receivables related to certain Delta and Northwest Airlines Corporation (Northwest) contracts. Both Delta and Northwest filed voluntary petitions for reorganization under Chapter 11 on September 14, 2005. At September 30, 2005, trade and unbilled receivables due from major commercial airlines totaled approximately $84.4 million net of the $5.6 million charge to reserve certain Delta and Northwest receivables. A discussion of various Chromalloy customers operating under Chapter 11 follows.

     The aggregate amount due to Chromalloy from Delta and Northwest on the date of their Chapter 11 filings is approximately $12.0 million. In addition, Chromalloy currently leases 41 jet engines to Northwest. These leases expire in less than one year. Sequa, in conjunction with outside legal counsel, has reviewed the various contracts through which Chromalloy conducts business with Delta and Northwest. Based on this review, Sequa believes that certain contracts will be considered executory in nature and that the underlying business objectives of the contracts will result in their assumption by the respective airlines. Therefore, Sequa expects that associated pre-petition receivables will ultimately be collected. Sequa believes that certain other contracts may not be assumed and therefore recorded a $5.6 million charge to reserve related receivables in the third quarter of 2005. The after-tax effect of the charge is to decrease earnings per share from continuing operations by $0.34 per share. It is possible that the relative rights and obligations of Chromalloy and the airlines may be changed during the course of the bankruptcy proceedings although such changes, if any, and their impact cannot presently be predicted. Chromalloy continues to discuss its business relationship with both Delta and Northwest. In addition, Sequa believes that the engines leased to Northwest are not impaired. Delta accounted for $22.8 million or 3.5% of Chromalloy's sales in the nine-month period of 2005 (3.6% of 2004 annual sales), and Northwest accounted for $23.0 million or 3.5% of Chromalloy's sales in the nine-month period of 2005 (2.2% of 2004 annual sales).

     United Airlines (UAL), which filed a voluntary petition for reorganization under Chapter 11 in December 2002, accounted for $91.8 million or 14% of Chromalloy's sales in the nine-month period of 2005 (18% of 2004 annual sales). The pre-petition net trade accounts receivable balance was nominal, and the impact of the UAL filing on Chromalloy's operations has not been significant. In September 2003, Chromalloy signed a 10-year engine material-by-the-hour contract with UAL which began to contribute repair revenues in March 2004. At September 30, 2005, trade and unbilled receivables with UAL totaled $30.3 million. In October 2005, the Bankruptcy Court approved UAL's disclosure statement detailing the airline's plans for emerging from Chapter 11 and also approved UAL's exit financing. UAL has indicated that it expects to emerge from bankruptcy in early 2006.

     In September 2004, US Airways Group Inc. (US Airways) filed a voluntary petition for reorganization under Chapter 11. The filing was the second time in two years that US Airways has filed for protection under the Chapter 11. Chromalloy's pre-petition trade receivable balance with US Airways was not material. US Airways has recently emerged from Chapter 11 and has completed its merger with America West Airlines. In the nine-month period of 2005, US Airways accounted for approximately 1% of Chromalloy's sales.

Risk/Concentration of Business  (cont'd)

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

     Sequa is engaged in the automotive airbag inflator business through ARC Automotive. ARC Automotive's largest customers for airbag inflators are Delphi and Key Safety Systems, Inc. and its subsidiaries (Key Safety). Delphi accounted for $66.8 million or 36% of ARC Automotive's nine-month sales in 2005 (39% of 2004 annual sales). Key Safety accounted for $58.4 million or 31% of ARC Automotive's nine-month sales in 2005 (34% of 2004 annual sales). These two customers accounted for approximately 46% of the Automotive segment's sales in the nine-month period of 2005. On October 8, 2005, Delphi filed for protection under Chapter 11. Sequa, in conjunction with outside legal counsel, has reviewed the long-term supply and licensing agreements that govern ARC Automotive's relationship with Delphi. Based on this review, Sequa believes that these agreements will be considered executory in nature and that the underlying business objectives of the agreements will result in their assumption by Delphi. Therefore, Sequa expects that the associated pre-petition receivables of approximately $1.5 million will ultimately be collected and does not anticipate a write-down of pre-petition receivables.

     Precoat Metals markets its coating services to steel and aluminum producers and distributors, building products manufacturers, merchant can makers, and manufacturers of other diverse products. US Steel, historically Precoat Metal's largest customer, accounted for $20.1 million or 10% of Precoat Metal's nine-month sales in 2005 compared with $83.5 million or 41% in the nine-months of 2004. The significant decrease in sales relates to the following: (1) 2004 sales were accelerated primarily in the first quarter of 2004 due to certain customers trying to avoid anticipated metal price increases; and (2) US Steel, in 2005, directed end users that its billings would be for metal sales only, not coating services. As a result, Precoat Metals billed end user customers directly for coating services in 2005, while these sales were billed directly to US Steel in 2004.

     In the Specialty Chemicals segment, one customer accounted for 36% of nine-month sales in 2005 (33% of 2004 annual sales) and the top three customers accounted for 46% of nine-month sales in 2005 (44% of 2004 annual sales). All of these customers are international consumer products companies with whom Warwick International has been doing business for many years.

     MEGTEC Systems markets its industrial drying systems and emission control equipment directly to customers in the coating, converting, and metal finishing industries and sells auxiliary press equipment directly to international web printing press manufacturers and their customers. One customer accounted for 20% of nine-month sales in both 2005 and 2004.

Risk/Concentration of Business  (cont'd)

     Sequa's assets of discontinued operations include a leveraged lease portfolio that is subject to risks associated with the ultimate realizability of estimated residual values, as well as the creditworthiness of the lessees. As a result of Delta's filing a voluntary petition for reorganization under Chapter 11, Sequa Capital determined that the net investment amount of $13.9 million related to a leveraged lease with Delta was fully impaired. The after-tax charge to discontinued operations amounted to $9.7 million or $0.92 per share in 2005. At September 30, 2005, Sequa's sole remaining net investment in an aircraft lease with a major commercial airline (American Airlines, Inc.) totaled $17.9 million.

Backlog

     The business of Sequa for which backlog is significant is the Industrial Machinery segment. The dollar amount of backlog for this segment was $106.2 million or 58% of total consolidated backlog at September 30, 2005 ($97.2 million or 62% of total consolidated backlog at December 31, 2004).

Liquidity and Capital Resources

     Net cash provided by operating activities was $25.3 million in the nine-month period of 2005 versus $20.7 million used for operating activities in 2004. Income from continuing operations before income taxes improved by $31.1 million, and working capital improved by $22.9 million. Cash used for investing activities was $43.6 million in the nine-month period of 2005 versus $15.5 million in 2004. The $28.1 million decrease relates to higher capital expenditures, the purchase of a repair parts business in 2005, and the absence of cash proceeds from the sale of a business in 2004, partially offset by the $17.3 million release of restricted cash requirements in the Specialty Chemicals segment. Net cash used for financing activities was $0.4 million in the first nine months of 2005 versus $3.1 million used in 2004. Net cash declined as a result of exchange rate changes by $8.5 million in the first nine months of 2005 versus minimal cash provided by exchange rate changes in the first nine months of 2004. The $8.5 million decrease primarily reflects the strengthening of the US dollar relative to the British Pound and the Euro since the 2004 year-end.

     On November 4, 2004, Sequa sold the business and substantially all of the assets and certain of the liabilities of Sequa Can Machinery, Inc. and its affiliated companies to Stolle Machinery Company, LLC. Sequa received $40.8 million in cash subject to certain adjustments. The proceeds received on the sale were used for general corporate purposes.

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

     As of September 30, 2005, Sequa contributed $0.5 million to its qualified pension plans. Management does not currently anticipate that any additional significant pension plan contributions will be made in 2005. Sequa monitors its pension plans on an ongoing basis.

Liquidity and Capital Resources   (cont'd)

During the nine months ended September 30, 2005, no significant charge to other comprehensive income with respect to a minimum pension liability adjustment is expected in 2005. In 2004, Sequa contributed $29.1 million to its qualified pension plans. Due to its pension contributions as well as an improvement in the equity markets, in 2004 Sequa recorded income of $23.7 million, net of tax, through other comprehensive income, a component of shareholders' equity, representing a partial reversal of the minimum required pension liability recorded in prior years.

     Sequa's debt ratings, which are below investment grade, are as follows: Moody's, B1; Standard & Poors Rating Services, BB- and Fitch Ratings, B+.

     Sequa's uncommitted $50.0 million credit line facility for the issuance of letters of credit was revised in January 2005 to include a second major global bank. The revised credit line has a reduced level of pricing, and eliminates all restrictions and covenants with respect to the Specialty Chemicals segment. The revised credit line was further amended effective March 31, 2005 to eliminate the previously required cash collateral balance, which was 9 million British pounds at December 31, 2004. The credit line facility is secured by the assets of the segment.

     At September 30, 2005, Sequa was contingently liable for $35.6 million of outstanding letters of credit and $4.5 million of surety bonds not reflected in the accompanying Consolidated Balance Sheet. In addition, Sequa has guaranteed up to $6.6 million of its MJB joint venture's bank line of credit and up to 11.5 million British pounds of its TSTL joint venture's capitalized lease payments and overdraft facility. At September 30, 2005, $1.0 million was outstanding under MJB's bank line of credit and 5.4 million British pounds were outstanding related to the TSTL guarantees. Sequa is not aware of any existing conditions that would cause demand for payment relative to the outstanding letters of credit, surety bonds or the guarantees.

     Sequa Receivables Corp. (SRC), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement (RPA) that extends through November 16, 2006. Under the RPA, SRC may sell an undivided percentage ownership interest up to a maximum participation of $75.0 million in Sequa's eligible trade receivables through a bank administered multi-seller commercial paper conduit. The RPA was amended twice in the second quarter of 2005, first to include certain foreign trade receivables in order to broaden the total pool of eligible trade receivables and, second, to terminate the participation of two parties to the agreement, leaving one sole administrator of the commercial paper conduit, which resulted in a reduction of the facility and usage fees. The RPA was further amended in October 2005 to exclude from eligibility Delta, Northwest, and Delphi receivables, all of which recently filed for voluntary petitions for reorganization under Chapter 11. The pro-forma effect of the amendment, if it had been effective at September 30, 2005, would have been to reduce Sequa's availability under the RPA to approximately $61.0 million. Back-up liquidity lines provided by the bank is annually renewable at the banks' option and contain a net worth covenant applicable to Sequa. The sale of receivables through the bank administered conduit is funded through the sale of A1/P1 rated commercial paper. SRC pays a facility fee of 0.65% per annum plus 0.45% per annum above the commercial paper rate based on usage. SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa. SRC is shielded from credit exposure related to Sequa, and therefore the discount rate offered by the buyer of Sequa trade receivables is based on the highest rated (A1/P1) commercial paper. The

Liquidity and Capital Resources   (cont'd)

structure employed provides Sequa a low-cost source of funds that would otherwise not be available to Sequa. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," transactions under the RPA qualify as a sale of receivables. At September 30, 2005, no trade receivables were sold under the RPA. However, amounts were sold and settled in full during the nine months ended September 30, 2005, resulting in nominal discount expense recorded in Other, net in the Consolidated Statement of Operations for the period.

     Capital expenditures amounted to $57.8 million in the nine-month period of 2005, with spending concentrated in the Aerospace, Automotive and Metal Coating segments. These funds were primarily used to upgrade existing facilities and equipment and to expand capacity. Sequa currently anticipates that capital spending in 2005 will be approximately $80 million and will be concentrated primarily in the Aerospace, Automotive and Metal Coating segments.

Liquidity and Capital Resources   (cont'd)

     At September 30, 2005, Sequa's contractual obligations are as follows:
		Payments Due by Period
		(Thousands of Dollars)
		(Unaudited)

		Remainder	Years	Years	Years
Contractual obligations	Total	2005	2006-2007	2008-2009	=>2010

Long-term debt (a)	$798,000	$-	$-	$798,000	$-
Interest on long-term debt (b)	259,155	13,312	142,890	102,953	-
Operating leases (c)	71,627	4,742	31,139	23,777	11,969
Purchase obligations (d)	51,961	29,426	14,993	7,271	271
Other long-term liabilities:
Projected minimum required
pension contributions (e)	19,000	-	6,100	-	12,900
Environmental
remediation (f)	12,600	2,300	4,600	2,500	3,200

Total	$1,212,343	$49,780	$199,722	$934,501	$28,340

(a)		Represents long-term debt cash payment schedule and excludes amortizable debt discount of $1.3 million and premium of $1.3 million.

(b)		Interest on long-term debt represents interest payments due on Sequa's 8 7/8% and 9% Senior Notes. Interest payments on other debt amounts is not significant.

(c)		Operating lease obligations includes future rental payments on a leased facility that was excluded from the sale of the ARC propulsion business.

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

(e)

Projected minimum required pension contributions are approximately $13.0 million lower than that projected in the prior quarter due to the third quarter amendment of Sequa's largest defined benefit plan. Pursuant to this amendment individuals under the age of 45 will no longer continue to participate in the plan and individuals 45 years of age or older may elect to continue in the plan or to participate in an additional 401(k) contribution. Management may elect to accelerate or make additional pension plan contributions based on available liquidity.

(f)

Actual environmental remediation expenditures may be higher than amounts contractually obligated as Sequa may undertake remediation activities without requirements imposed by Consent Orders or Consent Agreements with Federal and State authorities or by litigation.

     Management currently anticipates that the following will provide sufficient funds to support Sequa's operations for the next twelve months: cash flow from operations; $177.6 million of cash and cash equivalents on hand at September 30, 2005, amounts available under the RPA that extends through November 2006; and the amounts available under the $50.0 million facility for the issuance of letters of credit that is secured by assets of the Specialty Chemicals segment. Expected requirements include $71.5 million of interest payments due in the next year on the outstanding 9% and 8 7/8% Senior Notes; approximately $80 million of capital expenditures; the other contractual obligations summarized above; and any future requirements for letters of credit and surety bonds, which totaled $40.1 million at September 30, 2005.

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

     SRC, a special purpose corporation wholly owned by Sequa, has a RPA that extends through November 16, 2006. A further discussion of the RPA is included in Note 7 to the Consolidated Financial Statements and in the Liquidity and Capital Resources section of this Quarterly Report on Form 10-Q.

     At September 30, 2005, all minimum required capital contributions to Sequa's joint ventures have been satisfied. Future contributions to the joint ventures require the approval of the respective joint venture's board of directors. Sequa believes that its joint ventures are adequately capitalized. In addition, Sequa and its joint venture partners have each guaranteed up to $6.6 million of the MJB joint venture's bank line of credit and up to 11.5 million British pounds of the TSTL joint venture's capitalized lease payments and overdraft facility. At September 30, 2005, $1.0 million was outstanding under MJB's bank line of credit and 5.4 million British pounds were outstanding related to the TSTL guarantees. Sequa is not aware of any existing conditions that would cause demand for payment relative to the outstanding letters of credit, surety bonds or the guarantees.

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

Goodwill

SFAS No. 142 requires that goodwill and other intangible assets be tested for impairment on an annual basis. Sequa is in the process of reviewing its goodwill as of its selected annual test date of October 1, 2005 and cannot presently conclude as to the results of the on-going review. In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. If these estimates and assumptions change in the future due to such factors as a decline in general economic conditions; a long-term or permanent decline in air travel; competitive pressures on sales and margins; and other factors beyond management's control, an impairment charge may be required.

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

Pensions

Pension expense and pension liabilities are actuarially determined and are affected by management's assumptions with respect to the discount rate for obligations, the future rate of increase in compensation levels, and the expected long-term rate of return on plan assets. Pension expense and liabilities can also be affected by changes in plan benefits and the actual return on plan assets. The discount rate is based on an analysis of discounted cash flows using an interest spot rate curve in conjunction with a further review of high- and medium-grade corporate long-term bond rates. The rate of increase in compensation levels is based on management's assessment of the current and future economic environment and overall salary trends. The expected long-term rate of return considers the allocation of plan assets, the historical performance of plan assets and economic and other indicators of future performance. In addition,

Significant Accounting Policies and Estimates   (cont'd)

Pensions   (cont'd)

Sequa may consult with and consider the opinions of financial and other professionals in developing appropriate return benchmarks. Changes in the discount rate and the expected long-term rate of return on plan assets, as well as actual returns on plan assets that differ from the expected return, can have a significant impact on pension expense and related liabilities.

Income Taxes

Sequa has significant domestic net operating loss carryforwards, as well as deferred tax assets established through other comprehensive income in recording a minimum required pension liability. Management believes that such carryforwards and deferred tax assets will be utilized before their expiration through future reversals of existing taxable temporary differences, future earnings and available tax planning strategies. Sequa's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions; the state of the airline industry and other major markets; competitive pressures on sales and margins; and other factors beyond management's control. There can be no assurance that Sequa will meet its expectations for future domestic taxable income in the carryforward period or that available tax strategies can be enacted. However, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income and available tax strategies will be sufficient to fully realize the domestic operating loss carryforwards and deferred tax assets at September 30, 2005.

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

     Based on an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2004, based on the framework issued by COSO, management concluded that Sequa's internal control over financial reporting was not effective as of December 31, 2004 because of the effect of material weaknesses identified. Substantial progress has been made to remediate the material weaknesses, additional testing is ongoing. (See Item 4, Controls and Procedures, of this Quarterly Report on Form 10-Q, which is incorporated herein by reference).

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Sequa is exposed to market risk from changes in foreign currency exchange rates and from changes in the prices of certain commodities which impact its earnings, cash flows and financial condition. Sequa manages its exposure to this market risk through its regular operating and financial activities and, when appropriate, through the use of derivative financial instruments. Sequa has established a control environment which assigns senior executives and, in certain instances operational management, responsibility for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Sequa does not buy, hold or sell derivative financial instruments for trading purposes. Sequa's primary foreign currency exposures relate to the British pound and to the Euro. To mitigate the short- and near-term effect of changes in currency exchange rates, Sequa utilizes forward foreign exchange contracts and derivatives thereof to manage its exposure to certain existing assets and liabilities and to hedge forecasted transactions and firm commitments denominated in currencies other than the functional currency. Depending on the volatility of the market, Sequa utilizes natural gas swap agreements to convert a portion of its natural gas requirements to fixed rates. Depending on the use of a derivative and whether it has been designated and qualifies as an effective hedge, gains and losses resulting from changes in the value of the derivative are recognized currently in earnings or reported in Accumulated Other Comprehensive Income (Loss), a separate component of shareholders' equity.

     A hypothetical 10% uniform decrease in all foreign currency exchange rates relative to the US dollar would have decreased the fair value of Sequa's financial instruments by approximately $15.2 million as of September 30, 2005 and $9.5 million as of December 31, 2004. The sensitivity analysis relates only to Sequa's exchange rate-sensitive financial instruments, which include cash and debt amounts denominated in foreign currencies and all open foreign forward exchange contracts at September 30, 2005 and December 31, 2004. The effect of this hypothetical change in exchange rates ignores the effect this movement may have on the value of net assets, other than financial instruments, denominated in foreign currencies and does not consider the effect this movement may have on anticipated foreign currency cash flows.

     At September 30, 2005 and December 31, 2004, substantially all of Sequa's debt was at fixed rates, and Sequa currently does not hold interest rate derivative contracts. Accordingly, a change in market interest rates would not materially impact Sequa's interest expense but would affect the fair value of Sequa's debt. Generally, the fair value of fixed-rate debt increases as interest rates fall and decreases as interest rates rise. The fair value of Sequa's total debt was approximately $838.9 million at September 30, 2005 and $884.3 million at December 31, 2004. A hypothetical 1% increase or decrease in interest rates would have decreased or increased the fair value of Sequa's total debt by approximately $24.0 million at September 30, 2005 and by approximately $30 million at December 31, 2004. The fair value of Sequa's total debt is based primarily upon quoted market prices of Sequa's publicly traded securities. The estimated changes in the fair values of Sequa's debt are based upon changes in the present value of future cash flows as derived from the hypothetical changes in market interest rates.

     At September 30, 2005 and December 31, 2004, Sequa had forward foreign exchange contracts and derivatives thereof with notional amounts primarily denominated in Euros: 62.4 million and 59.9 million, respectively and; in US Dollars: 21.5 million and 8.8 million, respectively. At September 30, 2005, there were no natural gas swaps outstanding.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (cont'd)

     The following table presents the carrying amounts and fair values of Sequa's derivative and non-derivative financial instruments:
	(Amounts in thousands)
	(Unaudited)
	At September 30, 2005		At December 31, 2004

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Cash and cash equivalents	$177,574	$177,574	$204,842	$204,842
Forward foreign exchange
contracts	3,834	3,834	418	418
Liabilities
Current and long-term debt	797,989	838,890	798,625	884,290
Forward foreign exchange
contracts	943	943	2,154	2,154

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

     Substantial progress has been made to remediate the material weaknesses identified at December 31, 2004, additional testing is ongoing.

     In the third quarter of 2005, the Industrial Machinery segment completed its implementation of a new information technology system for its domestic operations. Management believes the system is functioning as intended.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs

July 1, 2005 - July 31, 2005	None	None	None	None

August 1, 2005 - August 31, 2005	75 (1) Shares of $5.00 Cumulative Convertible Preferred Stock	$87.82(1)	None	None

September 1, 2005 -September 30, 2005	None	None	None	None

Total	75	$87.82	-	-

(1)  In September 2005, 99 shares of Class A common stock were issued out of treasury in exchange for 75 shares of cumulative convertible preferred stock. The exchange ratio was the stated exchange ratio of 1.322. As such, there was no premium recognized in the transaction. The market price of the Class A common stock on the day of the exchange was $66.53. The exchange was a result of an unsolicited offer from a single holder and Sequa received no cash proceeds.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Pursuant to disclosure required under Item 5.02 of Current Report of Form 8-K, Sequa is reporting in this Quarterly Report that on November 1, 2005, Howard M. Leitner, Senior Vice President, Finance (the chief financial officer) of Sequa, advised Sequa that he would be retiring effective January 26, 2006.

ITEM 6.	EXHIBITS

10.1

Employment Agreement dated as of August 15, 2005 by and between Sequa Corporation and Donna Costello (incorporated by reference to Exhibit 10.1 of Sequa's Current Report on Form 8-K/A filed on October 3, 2005).

10.2

Third Amendment to the Receivable Purchase Agreement dated as of October 28, 2005 by and among Sequa Receivables Corp., a New York corporation, the Company, Liberty Street Funding Corp., a Delaware corporation, Market Street Funding Corporation, a Delaware corporation, PNC Bank, National Association, and The Bank of Nova Scotia, a Canadian chartered bank (incorporated by reference to Exhibit 10.1 of Sequa's Current Report on Form 8-K filed on November 2, 2005).

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

November 7, 2005