Form 10-K
period 2005-12-31
SEQUA CORP /DE/
filed 2006-03-06
CIK 95301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005
Commission file number 1-804

SEQUA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-885030
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Park Avenue, New York, New York	10166
(Address of principal executive offices)	(Zip Code)

(212) 986-5500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, no par value	New York Stock Exchange
Class B Common Stock, no par value	New York Stock Exchange
$5.00 Cumulative Convertible
Preferred Stock, $1.00 Par Value	New York Stock Exchange
9% Senior Notes, Due August 1, 2009	New York Stock Exchange
8 7/8% Series B Senior Notes, Due April 1, 2008	-

Securities registered pursuant to Section 12(g) of the Act:
None

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes     No  X

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes     No  X

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  X    No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer      Accelerated filer  X   Non-accelerated filer

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes           No  X

    The aggregate market value of registrant's voting stock (Class A Common Stock, Class B Common Stock and $5.00 Cumulative Convertible Preferred Stock) held by nonaffiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $428,521,679.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock:

Class	Outstanding at February 28, 2006
Class A Common Stock, no par value	7,429,670
Class B Common Stock, no par value	3,320,772

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's definitive proxy statement for its annual meeting of stockholders scheduled to be held on May 4, 2006 are incorporated by reference into Part III.

SEQUA CORPORATION

FORM 10-K

PART I

Item 1. Business

     (a) General development of business. Sequa Corporation (“Sequa”), which was incorporated in 1929, is a diversified industrial company that produces a broad range of products through operating units in six business segments: Aerospace, Automotive, Metal Coating, Specialty Chemicals, Industrial Machinery and Other Products. Information with respect to acquisitions and dispositions is included in Notes 4, 5 and 18 to the Consolidated Financial Statements of this Annual Report on Form 10-K and is incorporated herein by reference.

     (b) Financial information about business segments. Segment information is included in Note 24 to the Consolidated Financial Statements of this Annual Report on Form 10-K and is incorporated herein by reference.

     (c) Narrative description of business. The following is a narrative description of the business segments of Sequa:

Aerospace

     The Aerospace segment consists solely of Chromalloy Gas Turbine Corporation ("Chromalloy"), Sequa's largest operating unit. Chromalloy repairs and manufactures components for commercial and US military jet aircraft engines. A major independent supplier in the repair market, Chromalloy provides domestic and international airlines, as well as the US military, with technologically advanced repairs and coatings for turbine airfoils and other critical engine components. In addition, the unit supplies components to the original equipment manufacturers (“OEMs”) and repairs components for marine and land-based aero derivative and industrial turbine engines used for power generation.

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

     The repair of commercial aircraft engines is a competitive business, and Chromalloy's strategy has evolved to include long-term "material-by-the-hour" and "power-by-the-hour" contracts under which Chromalloy assumes the exclusive right to provide maintenance or complete overhaul and maintenance service for a specific engine used in an airline's fleet. In September 2003, Chromalloy signed a 10-year engine material-by-the-hour contract with United Airlines (“UAL”), which began to contribute repair revenues in March 2004. Chromalloy entered into other similar contracts in both 2004 and 2005 and has increased its inventory levels to service such contracts.

     Chromalloy's strategy includes the active pursuit of joint venture opportunities aimed at strengthening its ties to certain OEMs and to its customers, as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements. Chromalloy has joint ventures in both the commercial aircraft and industrial turbine engine markets.

Automotive

     This segment is composed of two businesses: ARC Automotive, Inc. ("ARC Automotive") and Casco Products Corporation (“Casco Products”).

     ARC Automotive. ARC Automotive, which pioneered the development of hybrid inflators for use in automotive airbags, produces inflators for driver, passenger, side impact and curtain airbag modules.

     Casco Products. Sequa believes that Casco Products, which has served the automotive products market since 1921, is the world's leading supplier of automotive cigarette lighters and power outlets. Casco Products also offers a growing line of automotive accessories, led by a series of electronic devices to monitor temperature, air quality and fluid levels. These electronic devices are used for measurement and control of certain gases and for monitoring engine oil and engine coolant.

Metal Coating

     The Metal Coating segment consists solely of Precoat Metals ("Precoat"), which is a leader in the application of protective and decorative coatings to continuous steel and aluminum coil. Precoat's principal market is the building products industry, where coated steel is used for the construction of pre-engineered building systems and as components in the industrial, commercial, agricultural and residential sectors. Precoat also serves the container industry, where the division has established a position in the application of coatings to steel and aluminum stock used to fabricate metal cans and can lids. In addition, the division has established a presence in other product markets, including residential roofing, heating, ventilating and air conditioning units, truck trailer panels and office equipment.

Specialty Chemicals

     The Specialty Chemicals segment is composed solely of Warwick International Group Limited ("Warwick"), which is a leading producer and supplier of TAED, a bleach activator used primarily in laundry detergents. TAED is used in oxygen-based bleaching systems to increase the cleaning power of detergents at low wash temperatures. These bleaching systems are used in international markets, principally in Europe. Warwick also produces TAED products for dishwasher detergents and for industrial uses, such as biocides and pulp and paper processing. In addition, Warwick owns a boutique supplier of laboratory test products and a network of European chemicals distributors that supply specialty products for use in plastics, resins, paints and cosmetics.

Industrial Machinery

     The Industrial Machinery segment consists solely of MEGTEC Systems, Inc. (“MEGTEC Systems”), a leading producer of air flotation dryers and other auxiliary equipment for the graphic arts market and a supplier of emission control systems for graphic arts and other industrial applications.

Other Products

     This segment is composed of two entities: After Six, Inc. ("After Six") and Centor Company ("Centor").

     After Six. After Six designs and markets men's formalwear and accessories under the registered trademarks After Six and Raffinati. The Oscar de la Renta trademark license was not renewed effective January 1, 2006.  Products are sold primarily to the rental market.

     Centor. Centor is a real estate holding company through which Sequa records rental income and gains or losses on sale of properties that are extraneous to Sequa's core operations. Presently, Centor's major holdings include the Virginia office buildings previously used by Atlantic Research Corporation's (“ARC”) propulsion business, which was sold in October 2003 to GenCorp Inc.'s Aerojet-General Corporation subsidiary (“Aerojet”), and the New Jersey office and plant facility of Sequa Can Machinery, the business of which was sold in November 2004. Both properties were excluded from the sale of these operations. The Virginia office buildings are leased to Aerojet under the terms of a lease expiring in 2010. The New Jersey facility does not include a significant lease, and sale of the property is being explored.

Markets and Methods of Distribution

     The Aerospace segment markets its engine component repair and manufacturing services primarily to the major airlines of the world, to the manufacturers of commercial jet engines and industrial turbine engines, and to the military. Chromalloy's products and services are increasingly marketed directly to commercial airlines through long-term contract arrangements. Products and services are also marketed through sales representatives working on a commission basis. A portion of Chromalloy's sales is made pursuant to contracts with various agencies of the United States Government, particularly the Air Force, with which Chromalloy has had a longstanding relationship. Chromalloy also has a number of joint ventures intended to strengthen ties with OEMs and customers and to further penetrate certain markets.

     In the Automotive segment, ARC Automotive markets its airbag inflators to tier-one automotive suppliers in the US and overseas. Casco Products is a tier-one supplier and sells cigarette lighters, power outlets and various electronic monitoring devices directly to the automotive customers.

     The Metal Coating segment sells its coating services to regional steel and aluminum producers and distributors, building products manufacturers, merchant can makers, and manufacturers of other diverse products.

     The Specialty Chemicals segment sells TAED-based chemical additives directly to major producers of household and industrial cleaning products and to paper manufacturers. Specialty products for use in plastics, resins, paints and cosmetics are sold through a network of wholly owned chemicals distributors.

     The Industrial Machinery segment markets industrial drying systems and emission control equipment directly to customers in the coating, converting and metal finishing industries and sells auxiliary press equipment and emission control systems directly to international web printing press manufacturers and their customers.

     In the Other Products segment, After Six sells its formalwear to wholesalers and retailers, principally those serving the rental market, primarily through independent sales representatives.

     Further information with respect to the segments and their major customers is included in this Annual Report on Form 10-K under the heading "Risk/Concentration of Business," which is incorporated herein by reference.

Competition

     There is significant competition in the markets in which Sequa operates, and, in several cases, the competition consists of larger companies having substantially greater resources than Sequa.

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

     ARC Automotive is a second-tier supplier of airbag inflators for first-tier airbag module (airbag, inflator and covers) suppliers, certain of whom have their own inflator capabilities. The unit competes on the basis of product capability, quality and price. Casco Products is believed by Sequa to be the world's leading producer of cigarette lighters for both the original equipment market and the auto aftermarket and produces various electronic monitoring devices. Casco Products competes on the basis of price, quality and customer service.

     Precoat is a leading independent domestic coater of coiled steel for metal building panels. Precoat competes in all its markets based on price, quality, customer service and technical capabilities.

     Warwick competes in each of its markets with several other manufacturers, one of which is larger and has greater resources. Warwick competes in the detergent additive market on the basis of the breadth of product offerings, as well as performance, quality and price. The European chemical distribution units compete primarily on the technical expertise of the sales force and the breadth of product offerings.

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

     Throughout 2004 and the first half of 2005, domestic steel was in short supply, and steel prices increased significantly due to: a weak US dollar, which makes imported products more expensive; consolidation among US steel manufacturers; and increased demand for steel, particularly in the Chinese market, which also caused shortages of the raw materials used in steel production. The situation caused production volatility at Precoat and modestly affected the manufacturing units of Sequa that incorporate significant amounts of steel in their products - ARC Automotive and Casco Products of the Automotive segment and MEGTEC Systems (Industrial Machinery segment). Beginning in the fourth quarter of 2004, imports of foreign steel began to offset the domestic shortage with such impact increasing to the point whereby the second half of 2005 reflects a more typical seasonal pattern of availability.

     Precoat uses natural gas to fire the curing ovens used in the coating process, as well as emission control devices. Natural gas costs for this unit have increased at an accelerated rate since 2003, and costs are expected to trend higher in 2006. Depending on the volatility of the market, Sequa utilizes natural gas swap agreements to convert a portion of Precoat's natural gas requirements to fixed rates. At December 31, 2005, there were no open natural gas swap contracts. Precoat entered into a natural gas swap in January 2006 with a notional value of $2.7 million to fix rates from February through December 2006 for a portion of its natural gas requirements.

Seasonal Factors

     With the exception of the After Six unit, which has stronger sales in the first six months of the year, Sequa's businesses are not seasonal to any significant extent.

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

Major Customers

     No single commercial customer accounted for more than 10% of consolidated sales during the past three years. Prime and subcontracts with all US government agencies accounted for approximately 3% of sales in 2005 and 2004, and 4% of sales in 2003. One customer accounted for approximately 13% of Chromalloy's sales in 2005. Two customers accounted for approximately 73% of ARC Automotive's 2005 sales and 50% of the Automotive segment's 2005 sales. One customer accounted for approximately 20% of Casco Product's 2005 sales. In the Metal Coating segment, a major steel manufacturer accounted for approximately 13% of 2005 sales.  In the Specialty Chemicals segment, one customer accounted for approximately 35% of 2005 sales, and the top three customers accounted for approximately 45% of 2005 sales. In the Industrial Machinery Segment, one customer accounted for approximately 19% of 2005 sales. Further information with respect to annual sales to these customers is included in this Annual Report on Form 10-K under the heading "Risk/Concentration of Business,” which is incorporated herein by reference.

Backlog

     Backlog information is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K and is incorporated herein by reference.

Maintenance and Repairs

     Expenditures for maintenance and repairs of $50.3 million in 2005, $46.6 million in 2004 and $43.3 million in 2003 were expensed as incurred, while expenditures for betterments and replacements were capitalized.

Research and Development

     Research and development costs, charged to expense as incurred, amounted to $17.0 million in 2005, $16.4 million in 2004 and $13.4 million in 2003.

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

     Two propellant manufacturing facilities of the divested ARC propulsion business have been identified to have soil and groundwater ammonium perchlorate (“AP”) contamination above the limit currently proposed by the US Environmental Protection Agency for groundwater. AP is a raw material used to produce missile and rocket fuel. In 2001, Sequa recorded an environmental charge that included $9.7 million of estimated costs to remediate soil and groundwater contamination from AP with respect to the discontinued operation of the ARC propulsion business. Aerojet, which purchased the ARC propulsion business in October 2003, has, among other things, assumed financial responsibility for future AP remediation at one facility (Camden, Arkansas). ARC is responsible for AP remediation at the second facility (Gainesville, Virginia) and is using an emerging technology, biodegradation, to treat AP-affected soil and groundwater. In 2004, Sequa recorded an additional $1.0 million charge with respect to environmental cleanup matters associated with the site. Based on an analysis of currently available information and previous experience with respect to hazardous substances, it is possible that costs associated with the ARC Gainesville site may exceed current accruals, although a range for possible additional costs cannot be reasonably estimated. Sequa has placed its insurance carriers on notice of a claim with respect to the AP contamination, and Sequa's present accruals do not consider possible recoveries from such carriers. Aerojet's exposure to acquired ARC propulsion environmental remediations costs - AP and other contamination associated with ARC's prior operation of the business - is capped at $20.0 million, after which ARC is responsible for such costs. Based on its most recent estimates, Sequa believes that the costs to remediate the ARC propulsion contamination exposures will not exceed the $20.0 million cap of financial responsibility assumed by Aerojet.

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

     The State of Florida issued an Administrative Order in 1988 requiring TurboCombustor Technologies ("TCT"), a subsidiary of Chromalloy, to investigate and take appropriate corrective action in connection with alleged groundwater contamination in Stuart, Florida. The contamination is alleged to have arisen from a 1985 fire at TCT's former facility in Stuart. The City of Stuart subsequently constructed and is operating a groundwater remediation system. Sequa negotiated a conditional settlement with the City of Stuart in October 1994 whereby it would contribute its pro rata share of the capital and operating costs for the groundwater treatment system. On February 14, 2000, the Stuart City Commission approved the execution of the settlement. Sequa estimates the amount to be paid in settlement, plus additional groundwater sampling and analysis, will be approximately $2 million, to be paid over a ten-year period that began in the second quarter of 2000. In connection with the sale of TCT in 2004, Sequa agreed to retain this liability.

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

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In 2005, 2004 and 2003, Sequa recorded charges of $1.5 million, $2.5 million and $1.7 million, respectively, to increase its accruals for remediation costs. Of the total 2004 charge, $1.0 million was included in the results of discontinued operations and relates to the ARC propulsion Gainesville, Virginia facility. At December 31, 2005, the potential exposure for all remediation costs, excluding financial liabilities assumed by Aerojet, is estimated to range from $10.5 million to $15.8 million, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $13.0 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, Sequa's actual cash expenditures for remediation of previously contaminated sites were $5.1 million in 2005, $2.6 million in 2004, and $3.0 million in 2003. Sequa anticipates that remedial cash expenditures will be between $5.0 million and $7.0 million during 2006 and between $1.0 million and $3.0 million during 2007. Sequa's capital expenditures for projects to eliminate, control or dispose of pollutants were $1.2 million, $1.0 million and $1.1 million in 2005, 2004 and 2003, respectively. Sequa anticipates annual environment-related capital expenditures to be approximately $1.0 million per year in 2006 and 2007. Sequa's operating expenses to eliminate, control and dispose of pollutants were $9.3 million in 2005, $9.2 million in 2004, and $9.3 million in 2003. Sequa anticipates that environmental operating expenses will be approximately $10.0 million per year in 2006 and 2007.

Employment

     At December 31, 2005, Sequa employed approximately 9,700 people of whom approximately 2,400 were covered by union contracts.

     The approximate number of employees attributable to each reportable business segment as of December 31, 2005 and 2004 was:

Segment	2005	2004
Aerospace	5,195	5,030
Automotive	2,480	2,070
Metal Coating	710	710
Specialty Chemicals	380	380
Industrial Machinery	810	780
Other Products	50	50
Corporate	75	80
Total	9,700	9,100

     Sequa considers its relations with employees to be generally satisfactory. Sequa maintains a number of employee benefit programs, including life, medical and dental insurance, pension and 401(k) plans.

     (d) Foreign Operations. Sequa's consolidated foreign operations include Chromalloy's operations in England, France, Israel, Mexico, Netherlands and Thailand within the Aerospace Segment; ARC Automotive's airbag inflator business in Italy, a 60%-owned consolidated joint venture in China, a manufacturing plant in Mexico and automotive inflator sales offices in Germany, Japan and Korea, as well as Casco Products' operations in Brazil, Canada, China, Germany, Italy, and Tunisia within the Automotive segment; detergent chemicals operations in Wales and chemical distribution operations in France, Italy, Portugal, Slovenia and Spain within the Specialty Chemicals segment; and auxiliary press equipment operations in China, France, Germany, Singapore, Sweden and the United Kingdom within the Industrial Machinery segment. Sales and long-lived assets attributable to foreign countries are set forth in Note 24 to the Consolidated Financial Statements of this Annual Report on Form 10-K and are incorporated herein by reference.

     (e) Available Information. Sequa's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports, are available free of charge from the company or through Sequa's web site (www.sequa.com) as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

Item 1A.  Risk Factors

General Economic and Market Risk

     Sequa’s operations may be adversely affected by general economic conditions and by changes in the economic conditions of the industries in which it operates. Many of the products offered experience cyclical demand and the results of operations can be expected to reflect this cyclicality. As discussed in this Annual Report on Form 10-K in Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Risk/Concentration of Business”, which is incorporated herein by reference, the Aerospace and Automotive segments operate in industries that have experienced significant pressures. In addition, a significant portion of Sequa's operations are located outside of the US, which increases the risk related to changes in governmental regulations, political instability, import restrictions and the general economic and market conditions to such countries.

Competition

     Sequa encounters substantial competition in each of its product areas. In addition, some of Sequa's competitors are larger and possess greater financial and other resources. If Sequa is unable to respond successfully to changing competitive conditions, the demand for Sequa’s products can be adversely affected.

Indebtedness

     Sequa has a significant amount of indebtedness.  The ability to service existing obligations with respect to interest and principal, as well as the ability to refinance such principal, will depend on the cash flow generated by Sequa's operations and the ability to receive future distributions on borrowings from Sequa's subsidiaries.  Debt service requirements could result in a diversion of cash from the expansion or maintenance of operating infrastructure, and Sequa may incur additional costs to remedy any failure to comply with restrictions included in its debt agreements.

Substantial Control

     The Executive Chairman of the Board of Directors controls more than 50% of the voting power of Sequa stock and can effectively direct company policies, elect all of the directors, influence any merger or sale of all or substantially all of the company’s assets, initiate a “going private” transaction, and prevent or cause a “change in control” of Sequa.

Loss of Key Personnel

     Sequa’s operations depend on a relatively small group of key management personnel. The unexpected loss of the services of one or more individuals could have an adverse effect on operations of certain business units. Sequa’s future success will depend on its ability to attract and retain skilled management personnel.

Item 1B.  Unresolved Staff Comments

     None.

Item 2.  Properties

Aerospace

     Chromalloy operates approximately 35 plants and major warehouse facilities, as well as office facilities, in 11 states and six foreign countries, which have aggregate floor space of 2,800,000 square feet, of which 1,800,000 square feet is owned and 1,000,000 square feet is leased. The leases covering facilities used in this business have various expiration dates, and some have renewal or purchase options.

     Facilities in this segment are adequate and suitable for the business being conducted and operate at a moderate level of utilization.

Automotive

     ARC Automotive has manufacturing, warehouse, research and office facilities in Tennessee, Texas and Arkansas and manufacturing facilities in Italy, Mexico and China with aggregate floor space of 590,000 square feet. ARC Automotive owns 40,000 square feet and leases 550,000 square feet. Leased sales offices are located in Michigan, Germany, Japan and Korea. The manufacturing facility in China has not yet started production.

     ARC Automotive facilities are adequate and suitable for the business being conducted and operate at a moderate to high level of utilization.

     Casco Products has leases for: 25,000 square feet of office space in Connecticut; a 45,000 square foot manufacturing facility in Mississippi; a 5,900 square foot sales office in Michigan; a 38,000 square foot manufacturing facility in Italy; a 30,000 square foot manufacturing facility in Tunisia; a 17,600 square foot manufacturing facility in Brazil; and a 23,500 square foot manufacturing facility in China. Casco owns an 81,000 square foot plant in Germany, a 17,000 square foot manufacturing facility in Canada, and a 39,000 square foot plant in Kentucky.

     Casco Products' facilities are adequate and suitable for the business being conducted, and operate at a high utilization rate.

Metal Coating

     Precoat owns and/or operates nine manufacturing facilities in eight states with a total of 1,500,000 square feet of manufacturing and office space. In 2005, Precoat purchased a manufacturing site in Alabama that is undergoing further construction in anticipation of a 2006 start up.  An additional 30,000 square feet of office space is leased in Missouri.

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

Industrial Machinery

     MEGTEC Systems owns the following: manufacturing and office facilities in Wisconsin with aggregate floor space of 314,000 square feet; and a facility in Sweden with aggregate floor space of 50,000 square feet. MEGTEC Systems leases the following: three manufacturing plants and four sales offices in Europe with a total of 129,000 square feet; 13,000 square feet of manufacturing and office space in China; and a 1,900 square foot sales office in Singapore.

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

Corporate

     Sequa leases 45,000 square feet of corporate office space in New York, New York and Hackensack, New Jersey.

Item 3.  Legal Proceedings

     Information with respect to Sequa's legal proceedings is included in Note 25 to the Consolidated Financial Statements of this Annual Report on Form 10-K and is incorporated herein by reference. Additional information on environmental matters is covered in the Environmental Matters section of Item 1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 4A.  Executive Officers of the Registrant

     The following information is furnished pursuant to General Instruction G (3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K with respect to the executive officers of Sequa:

Name	Age	Position Held

Norman E. Alexander	91	Executive Chairman of the Board,
		Director and member of the
		Executive Committee

Martin Weinstein	70	Vice Chairman and Chief Executive
		Officer, Director and member of the
		Executive Committee

Howard M. Leitner*	65	Senior Vice President, Finance

Kenneth J. Binder	53	Senior Vice President, Finance

Gerard M. Dombek	53	Senior Vice President, Metal Coating

John J. Dowling III	55	Senior Vice President, Legal

Robert F. Ellis	53	Senior Vice President, Specialty Chemicals

Donna M. Costello	33	Vice President and Controller

*Effective January 26, 2006, Howard M. Leitner retired and resigned from all positions held at Sequa and its affiliates.  Mr. Leitner was Senior Vice President, Finance (the chief financial officer) of Sequa.

     Sequa is not aware of any family relationship among any of the above-named executive officers. Mr. Alexander relinquished his responsibilities as Chief Executive Officer to Dr. Weinstein in January 2005. Dr. Weinstein was elected Vice Chairman and Executive Officer, responsible for Gas Turbine Operations, in March 2004; previously, Dr. Weinstein was Executive Vice President, Chromalloy Gas Turbine Operations since 1999. Mr. Binder was elected Senior Vice President, Finance and named acting Chief Financial Officer by the Board of Directors in January 2006.  Previously, Mr. Binder served as President of Chromalloy industrial turbine services operations from 2003 to 2006.  Prior to 2003, Mr. Binder served as Chromalloy’s Chief Financial Officer from 1994 to 2003.  Mr. Binder has held other positions of increasing responsibility since 1979.  Mr. Dombek and Mr. Ellis were elected to Senior Vice President positions by the Board of Directors in February 2003. Prior to his election, Mr. Dombek was a vice president of Sequa and President and General Manager of Precoat Metals, positions he had held since 1995. Prior to his election, Mr. Ellis was a vice president of Sequa since 2001 and managing director and chief executive officer of Warwick International since 1999. Prior to 1999, Mr. Ellis was an executive vice president of Warwick International where he has held positions of increasing responsibility since 1980. Mr. Dowling was elected Senior Vice President, Legal in December 2004. Prior to his election, Mr. Dowling was Senior Associate General Counsel of Sequa since 1987. Ms. Costello was elected Vice President and Controller by the Board of Directors in 2005. Prior to her election, Ms. Costello was the Controller and Chief Financial Officer of Chromalloy Industrial Turbine since 2002.  Previously, Ms. Costello was an Audit Manager at the accounting firm Arthur Andersen LLP. Each of such officers holds office until his/her successor shall have been chosen and qualified by the Board of Directors at its annual meeting, subject to the provisions of Section 4 of Article IV of Sequa's By-laws relative to the resignation of officers and Section 5 of Article IV of Sequa's By-laws relative to the removal of officers.

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

(a)   Market Information.

     The following table sets forth the high and low sales prices of Sequa Class A common stock and Sequa Class B common stock for the quarterly periods of 2005 and 2004.

	Sequa Class A		Sequa Class B
	High	Low	High	Low

2005
First Quarter	61.19	51.85	61.10	52.50
Second Quarter	71.19	48.17	71.24	48.99
Third Quarter	77.10	56.95	76.00	58.54
Fourth Quarter	72.12	56.15	72.20	57.50

2004
First Quarter	57.75	45.98	59.05	49.15
Second Quarter	59.15	45.35	60.50	48.80
Third Quarter	60.94	46.29	62.38	49.35
Fourth Quarter	62.02	50.08	61.50	52.50

(b)  Holders.

     Shares of Sequa Class A common stock and Sequa Class B common stock are listed on the New York Stock Exchange. There were approximately 1,809 holders of record of the Sequa Class A common stock and approximately 363 holders of record of the Sequa Class B common stock at February 28, 2006.

(c)  Dividends.

     During the years ended December 31, 2005 and 2004, no cash dividends were declared on Sequa Class A common shares or Class B common shares. Sequa has no present intention to pay cash dividends on its common shares.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans.

     Information relating to securities authorized for issuance under equity compensation plans is included in Note 16 to the Consolidated Financial Statements of this Annual Report on
Form 10-K and is incorporated herein by reference.

Item 6.  Selected Financial Data

     The following table sets forth selected financial information for, and at the end of, each of the five years in the period ended December 31, 2005. Such information should be read in conjunction with Sequa's Consolidated Financial Statements and Notes thereto, filed herewith.

	Year Ended December 31,
	2005 (a)	2004 (b)	2003 (c)	2002 (d)	2001(e)
	(Amounts in millions, except per share data)

Operating results
Sales	$1,997.6	$1,864.1	$1,547.3	$1,447.8		$1,516.3
Operating income	121.0	79.9	47.8	39.4		33.9
Income (loss) from continuing operations	37.0	12.7	(.9)	(3.8)		10.6
Income (loss) from discontinued operations, net of income taxes	(9.7)	6.6	12.3	(99.7)		(2.4)
Effect of a change in accounting principle, net of income taxes	-	-	-	(13.0)		-

Net income (loss)	$27.3	$19.2	$11.4	$(116.5)		$8.0

Basic and diluted earnings per share
Income (loss) from continuing operations	$3.25	$1.01	$(.28)	$(.57)	$	..81
Income (loss) from discontinued operations	(0.91)	..63	1.18	(9.57)		(.23)
Effect of a change in accounting principle	-	-	-	(1.25)		-
Net income (loss)	$2.34	$1.64	$.90	$(11.39)		$.58

Cash dividends declared per share
Preferred	$5.00	$5.00	$5.00	$5.00		$5.00

Financial position
Current assets	$1,223.1	$1,062.7	$1,027.7	$885.1		$748.7
Total assets	2,101.6	1,962.8	1,892.3	1,791.7		1,875.9
Current liabilities	455.2	386.4	367.8	369.7		322.2
Long-term debt	884.8	798.1	798.2	704.3		708.0
Shareholders' equity	666.8	671.1	598.1	499.0		644.5

(a)

Operating income includes a $5.6 million charge to reserve certain pre-petition receivables of Delta Airlines, Inc. ("Delta") and Northwest Airlines Corporation ("Northwest") as a result of their filing under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"); a $2.5 million charge related to pension curtailments of Sequa's largest defined benefit plan; and a $1.8 million charge related to a separation agreement executed with Sequa's former Vice Chairman and Executive Officer responsible for operations other than Aerospace.  The after-tax effect of these charges is to reduce basic earnings per share from continuing operations by $0.34, $0.15 and $0.11, respectively.

Income from continuing operations includes a pre-tax charge to record losses and to reduce the investment in a business transferred under contractual arrangements in 2004 of $6.2 million.  The after-tax effect of the losses is to reduce basic earnings per share from continuing operations by $0.38.  The income tax provision includes a $9.1 million charge related to the repatriation of $184.8 million of foreign dividends under the American Jobs Creation Act of 2004. The income tax provision also includes a $0.8 million reversal of tax reserves based on a current analysis of probable exposures and a $1.1 million reversal of tax reserves no longer required due to the satisfactory resolution of a state tax matter.  The net after-tax effect of these three tax items is to decrease basic earnings per share from continuing operations by $0.67.

Income from discontinued operations includes an after-tax charge of $9.7 million to write off an aircraft leveraged lease with Delta that was considered fully impaired as a result of the bankruptcy filing.  The after-tax effect of the charge is to reduce basic earnings per share from discontinued operations by $0.91.

(b)

Operating income included $4.1 million of asset impairment charges and a $1.5 million provision to increase environmental reserves. The after-tax effect of these charges reduced basic earnings per share from continuing operations by $0.26 and $0.09, respectively.

Income from continuing operations included $2.6 million of loss on the October 2004 sale of Chromalloy’s Turbine Airfoils Division (“TAD”), the after-tax effect of which reduced basic earnings per share from continuing operations by $0.16. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (“FAS 144”), the sale of TAD did not qualify as a discontinued operation due to a significant level of seller provided financing, and a TAD investment is maintained as a business transferred under contractual arrangements. Additional information with respect to the sale of TAD is included in Note 4 to the Consolidated Financial Statements of this Annual Report on Form 10-K and is incorporated herein by reference.

Income from discontinued operations included $3.2 million of after-tax gain on the sale of the Sequa Can Machinery business; $2.7 million of after-tax gain on the sale of the TCT business; and $1.6 million of after-tax charges associated with environmental and other cleanup costs at the former ARC propulsion business Gainesville, Virginia facility, net of a purchase price adjustment. The after-tax effect of these items increased basic earnings per share from discontinued operations by $0.31 and $0.26 and decreased basic earnings per share from discontinued operations by $0.15, respectively.

(c)

Operating income included $6.2 million of restructuring and related asset impairment charges; a $3.0 million charge for legal disputes; and a $1.7 million provision to increase environmental reserves. The after-tax effect of these charges is to reduce basic earnings per share from continuing operations by $0.39, $0.19 and $0.11, respectively. Operating income also includes $3.1 million of income concerning a change in estimate relating to a dispute on contractual obligations. The after-tax effect of the income was to increase basic earnings per share from continuing operations by $0.19.

Income from continuing operations included: $4.4 million of gain on the sale of assets, which includes the sale of a can forming machinery plant that was part of the restructuring activities undertaken in 2001 and which was subsequently managed by Sequa's Centor unit; $3.9 million of gain from a settlement with a former partner in a component manufacturing operation, and $2.8 million of income from the reversal of income tax reserves no longer required based on a then current analysis of probable exposures. The after-tax effect of these items is to increase basic earnings per share from continuing operations by $0.27, $0.25 and $0.27, respectively.

Income from discontinued operations included $3.1 million of after-tax gain on the sale of the ARC propulsion business, which increased basic earnings per share from discontinued operations by $0.30.

(d)

Operating income included restructuring and related asset impairment charges of $4.2 million, the after-tax effect of which reduced basic earnings per share from continuing operations by $0.26. Income from continuing operations includes: $4.1 million of tax benefit related to an increase in domestic net operating loss carryforwards due to the resolution of issues and the related completion of an Internal Revenue Service audit; and $2.4 million of income relating to the reversal of income tax reserves no longer required due to the completion of tax audits at two foreign units. The effect of these items is to increase basic earnings per share from continuing operations by $0.40 and $0.23, respectively.

Income from discontinued operations in 2002 included an after-tax charge of $101.8 million relating to the ARC propulsion business for the effect of a change in accounting principle. The effect of this item decreased basic earnings per share from discontinued operations by $9.78.

(e)

Operating income included restructuring charges of $15.7 million, related asset impairment charges of $4.0 million, asset impairment charges not related to restructuring activities of $2.2 million and environmental remediation expenses of $3.6 million. The after-tax effect of these charges is to reduce basic earnings per share from continuing operations by $0.98, $0.25, $0.14 and $0.23, respectively. Net income for 2001 includes a tax settlement with the Internal Revenue Service that increased after-tax income from continuing operations by $36.0 million or $3.47 per basic share.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results 2005-2004

Sales

     Overall sales increased 7% in 2005, led by strong advances in the Aerospace and Industrial Machinery segments.  The Automotive and Metal Coating segments posted more moderate advances and the Specialty Chemicals segment decreased modestly.  The Other Products segment posted a 20% decline. The effect on sales of exchange rate movements was negligible for the year.  A detailed discussion of sales by operating segment follows:

     Sales of the Aerospace segment advanced 10% in the current year, a reflection of the recovery of the commercial airline aftermarket and of sales added through long-term contracts with airline customers. These contracts, which give Chromalloy the exclusive right to provide repairs, replacement parts or inventory and engine management services on specific engines within the airline's fleet, have spurred sales and represent a source of continued revenue growth.  Sales to marine and industrial turbine customers rose 7% due to development and sales of high technology turbine components.  Military sales declined slightly, reflecting the absence of sales generated by a division that was sold in the fourth quarter of 2004.

     Sales of the Automotive segment advanced 2% in the current year, with ARC Automotive ahead slightly and Casco Products up 5%.  At the domestic operation of ARC Automotive, a 22% increase in unit volume (primarily in passenger and side impact products) led to higher sales and more than offset the effect of lower average selling prices.  ARC’s European inflator operation posted a 34% decline in sales, the result of a move early in the year by an overseas end-user to re-source certain of its supply contracts.  Sales of Casco Products advanced 5% due to higher sales of power outlets and electronic products in Europe and increased sales of lighters in Latin America.  Domestic operations posted a sharp advance in lighter sales partially offset by a decline in sales of power outlets.

     The Metal Coating segment posted a 7% improvement over 2004, the result of increased sales under metal management programs and higher sales to the container products market.  These factors were partially offset by a decline in sales to the building products market due to the fallout from the volatility in the domestic steel industry during 2004.   At that time, some of Precoat’s customers accelerated purchases to head off anticipated price increases or to take advantage of available steel.  In addition, several customers held significant inventory at the end of 2004, which reduced sales in the first half of 2005 as these customers worked through their high inventory levels.  As a result, the comparison of 2005 sales with 2004 is skewed by these factors.

     Sales of the Specialty Chemicals segment declined 2% in 2005 due to a slight decline in volumes of the detergent additive, TAED, and in sales of the specialty chemicals distribution units.  These factors were partially offset by sales added from the acquisition in late 2004 of a small manufacturer of test products used by the detergent and chemicals industries.  Excluding the impact of this acquisition, local currency sales were down 3% for the current year.

     The Industrial Machinery segment, posted a 17% sales increase in 2005, reflecting higher sales of emission control equipment primarily in the U.S. market and improvement in the graphic arts market in Europe. The growth reflects the success of a vigorous effort to build presence among diverse US industrial users of advanced emission control systems, as well as increased penetration of the European graphic arts market.

     Sales of the Other Products segment declined 20% in 2005, as a decline in sales at the After Six unit was partially offset by higher revenues from Centor, Sequa's real estate holding company.  Sales of After Six reflect continuing intense competition in the formalwear market.

Operating Income

     Overall operating income advanced 52%, led by strong advances at the Aerospace, Metal Coating and Industrial Machinery segments, as well as improvements at the Automotive and Specialty Chemicals segments. The increase in operating income also reflects a $5.8 million decline in pension costs (after inclusion of a $2.5 million pension curtailment loss incurred as a result of changes to Sequa’s defined benefit plan).  These factors were mitigated by a charge of $5.6 million at the Aerospace segment to reserve for receivables due from two airline customers that filed for bankruptcy protection in the third quarter.  Sequa's foreign operations contributed $66.0 million of operating income in 2005, compared with $61.4 million in 2004.  Profits of Sequa's foreign operations are driven by the results of the Specialty Chemicals segment; the overseas operations of the Automotive and Industrial Machinery segments; and the foreign units of the Aerospace segment. The advance in overseas profits for 2005 primarily reflects improvement at the overseas operations of the Industrial Machinery segment.  A detailed review of operating results by segment follows:

     In the Aerospace segment, operating profit advanced 51% in 2005 due to the following factors: a higher level of sales and improved absorption, particularly in the engine component repair operations; the absence of $8.2 million of up-front contract costs recognized in 2004; and the disposition of two operating units that generated losses in 2004.  The 2005 results were mitigated by a charge of $5.6 million to reserve for receivables due from two airline customers that filed for bankruptcy protection in the third quarter.  With sustained improvement in global airline traffic forecast for 2006 and with long-term service agreements in place, management anticipates that operating results will continue to trend higher in 2006.

     Operating profit of the Automotive segment increased 14% in 2005 with advances at the Casco Products unit partially offset by a slight decline at ARC Automotive.  ARC Automotive’s results in 2005 were affected by the following factors: costs related to the start-up of new plants in China and Mexico; increased raw material costs stemming from steel surcharges; and lower sales at its Italian operation.  These factors were partially offset by higher domestic sales, the absence of a $4.1 million asset impairment charge recorded in 2004 at its Italian operation, and lower selling, general and administrative costs.  In January 2006, ARC Automotive announced its plan to transfer production to Mexico from its plant in Arkansas and to release 300 employees, which resulted in a severance charge of $1.3 million.  Management anticipates that continued start-up costs resulting from its realignment efforts will lead to a slight decline of operating profits in 2006.  Casco Products posted improved results in 2005 due to the following: higher sales; the benefits of continuing Six Sigma initiatives; previous restructuring actions; and lower pension expense.

     Operating income advanced 19% in the Metal Coating segment. The impact of higher natural gas costs and increased raw material costs was more than offset by improved operating efficiencies, price increases, an improved sales mix, and the settlement of a legal claim which resulted in a reversal of charges of $1.4 million recorded in 2004.

     The Specialty Chemicals segment posted a 6% increase in operating income in 2005 due to the inclusion of profits from a small manufacturer of test products used by the detergent and chemicals industries acquired in late 2004, and to operating efficiencies achieved through on going Operational Excellence programs and lower pension costs.

     Operating profit of the Industrial Machinery segment more than tripled in 2005, as a result of the following factors: the higher level of sales; productivity improvements generated through Six Sigma programs; and lower pension and insurance costs.

     Results of the Other Products segment decreased sharply in 2005 due primarily to lower sales at the After Six men’s formalwear unit.

     Corporate expenses decreased 7% in 2005 due to declines in pension expense, professional fees related to Sarbanes-Oxley compliance, and insurance costs.  The benefit of these factors was partially offset by a $1.8 million charge related to a separation agreement with a former senior executive officer.

Pension Expense

     Operating income includes net periodic pension cost, exclusive of plan curtailments, of $4.3 million in 2005 and $12.5 million in 2004 related to all significant funded defined benefit plans. On an annual basis Sequa reviews the assumptions used in accounting for these plans. In order to reflect market conditions in the calculation of the net periodic pension cost, the long-term expected rate of return in 2005 and 2004 was 8.3%; the discount rate used in 2005 and 2004 was 6.0%. Net periodic pension cost, exclusive of plan curtailments, declined in 2005 from the 2004 level for the following reasons: actual returns on plan assets in 2004 exceeded the expected returns, which served to increase the asset base on which 2005 expected returns were calculated; the increased returns and increased asset base decreased the level of amortizable actuarial losses; and, effective January 1, 2005, plan benefits were frozen for Casco Products and MEGTEC Systems employees participating in Sequa's largest defined benefit plan.

     In the third quarter of 2005, Sequa's largest defined benefit plan was further amended whereby effective December 31, 2005, all active participants who had not reached the age of 45 were excluded from further participation in the plan.  Such individuals will instead receive an increased contribution to the Sequa 401(k) plan.  Individuals 45 years of age or older had the one-time option of either continuing in the plan or electing to receive the additional contribution to the 401(k) plan.  The third quarter 2005 plan amendment resulted in a curtailment charge of $2.3 million (Aerospace, $1.7 million; Metal Coating, $0.4 million; and Corporate, $0.2 million). In addition, as a result of the merger of the Atlantic Research Corporation Employees' Pension Plan into Sequa's largest defined benefit plan effective December 31, 2005, Sequa recorded a final curtailment charge of $0.2 million in the fourth quarter of 2005. The plan amendment effective January 1, 2005 resulted in a curtailment charge recorded in December 2004 of $0.8 million (Automotive, $0.4 million and Industrial Machinery, $0.4 million).

Interest Expense

     Interest expense in 2005 was on par with the prior year.

Interest Income

     Interest income increased $1.0 million in 2005 compared with the prior year. The increase reflects a combination of higher average levels of cash and cash equivalents and higher interest rates.

Equity in Income (Loss) of Unconsolidated Joint Ventures

     Sequa has investments in a number of unconsolidated joint ventures, which amounted to $75.9 million and $69.9 million at December 31, 2005 and 2004, respectively. The combination of income and losses of these joint ventures was equity income of $15.6 million in 2005 and equity income of $9.8 million in 2004.

     Chromalloy is a partner in joint ventures aimed at strengthening its ties to certain OEMs and airline customers, as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements. Sequa's investment in Chromalloy's joint ventures was $74.4 million and $68.0 million at December 31, 2005 and 2004, respectively. The combination of income and losses of Chromalloy's joint ventures was equity income of $15.8 million in 2005 and $10.3 million in 2004. The largest of the Chromalloy joint ventures are discussed in the following paragraphs.

     Chromalloy and Siemens Westinghouse Power Corporation and Siemens Aktiengesellschaft (collectively referred to as Siemens) have joint ownership of four operating companies.  Three of the companies provide service and repairs for heavy industrial gas turbines manufactured by other companies, and for gas turbines based on the mature technologies of Siemens and its affiliates.  These three operating companies are: TurboCare Gas Turbine Services LLC (“TCGTS”), Turbine Services Ltd (“TS”) and Gas Turbine Technologies, S.p.A. (“GTT”).  The fourth operating company, Turbine Airfoil Coating and Repair, LLC (“TACR”), provides coating and component services on Siemen’s advanced engines.  Chromalloy has a 49% ownership interest in TCGTS, which serves the North, Central and South American markets.  Chromalloy has a 51% ownership interest in, and operating control over, TS which has operating assets in the UK and Thailand and serves Europe, the Far East and Middle East.  The financial statements of TS are consolidated with those of Sequa, and a Siemens minority interest is reflected.  MJB International Limited (“MJB”), a partnership with Al Masaood, is 49% owned by TS and provides repair and maintenance services for industrial gas turbines from a facility in the United Arab Emirates.  Sequa has guaranteed up to $6.6 million of MJB’s bank line of credit.  At December 31, 2005, no amounts were outstanding under this facility.  Chromalloy has a 20% ownership interest in GTT, which serves Italy and certain other countries.  Chromalloy has a 49% ownership interest in TACR.

     Chromalloy has a 52.6% ownership interest in BELAC, a component manufacturing operation that produces new replacement parts for jet engines. The 52.6% ownership interest does not equate to a controlling interest, primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions. While Chromalloy's partners in this joint venture are major commercial airlines, whose industry has been under significant pressure, management believes that the venture is adequately capitalized to carry on its principal operations without additional subordinated financial support. At December 31, 2005, Sequa's investment in BELAC totaled $11.0 million. BELAC is not a variable interest entity as defined in Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities," and therefore its financial statements are not consolidated with those of Sequa.

     Chromalloy has two 50/50 joint ventures with Rolls-Royce plc: Turbine Surface Technologies Ltd (“TSTL”), which provides advanced coatings for Rolls-Royce turbine components, and Turbine Repair Technologies Ltd (“TRTL”), which provides advanced component repair services for certain Rolls-Royce engines. Sequa has guaranteed 50% of TSTL's future lease payments under the terms of a capital lease, as well as 50% of an overdraft facility. Total amounts subject to the guarantees may not exceed 11.5 million British pounds. At December 31, 2005, 5.2 million British pounds were outstanding related to the guarantees.

     Advanced Coatings Technologies (“ACT”), a 50%-owned joint venture with United Technologies Corporation, owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts.

Other, Net

     In 2005, Other, net included $6.2 million of expense to record losses and to reduce the investment in a business transferred under contractual arrangements in 2004; $2.6 million of expense related to minority interest holders; $1.9 million of charges for the amortization of capitalized debt issuance costs; $1.5 million of gain on the sale of property, plant and equipment; $1.3 million of charges for letters of credit and commitment fees; and $0.9 million gain on the fair market value of forward foreign exchange contracts that did not qualify for cash flow hedge accounting.

     In 2004, Other, net included $2.8 million of expense related to a minority interest holder; $2.6 million of loss on the sale of a business transferred under contractual arrangements; $2.5 million loss on the fair market value of forward foreign exchange contracts that did not qualify for cash flow hedge accounting; $1.9 million of charges for the amortization of capitalized debt issuance costs; $1.4 million of charges for letters of credit and commitment fees; and $1.1 million of income on the cash surrender value of corporate owned life insurance.

Income Tax (Provision) Benefit

     In 2005, the $14.0 million income tax provision reflects lower foreign rates on taxable income when compared with domestic tax rates; the utilization of net operating loss carryforwards by certain foreign entities; a $0.8 million reversal of tax reserves based on a current analysis of probable exposures; and a $1.1 million reversal of tax reserves related to the satisfactory resolution of a state tax matter.

     In the fourth quarter of 2004, the American Jobs Creation Act of 2004 (the “Act”) was passed, which provides a special one-time 85% dividends received deduction on the repatriation of certain foreign dividends paid by December 31, 2005, provided the criteria outlined in the tax law are met. After evaluating the complexities of the IRS guidance as well the local laws and other agreements that govern dividends distributed by foreign subsidiaries, Sequa repatriated through a dividend approximately $184.8 million of foreign earnings in the fourth quarter of 2005.  Of the total amount, $84.8 million represented available cash on hand at certain foreign operations and the remaining $100.0 million was available as result of executing a loan agreement with a major foreign bank leveraging certain foreign operations.  The loan agreement was effective December 21, 2005.  Sequa recorded a tax provision of $9.1 million for the year ended December 31, 2005 related to the above dividend, which is separately identified in the Consolidated Statement of Operations.

     In 2004, the $0.4 million tax benefit reflects lower rates on foreign taxable income when compared with a higher rate on domestic losses, compounded by certain foreign entities utilizing net operating loss carryforwards.

Income (Loss) from Discontinued Operations

     In 1991, Sequa adopted a formal plan to divest the investment portfolio of its leasing subsidiary, Sequa Capital Corporation (“Sequa Capital”), and to classify it as a discontinued operation.  Sequa Capital’s remaining investment in leveraged leases will be liquidated over the next 6 years as rentals are received and residual values are realized.  On September 14, 2005, Delta Airlines, Inc. and certain of its subsidiaries ("Delta") filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11").  Sequa Capital held an investment in an aircraft leveraged lease with Delta with a net amount of $13.9 million at September 14, 2005.  Sequa Capital has determined that this investment is fully impaired as a result of the bankruptcy filing.  The after-tax charge to discontinued operations amounted to $9.7 million or $0.91 per share in 2005.

     On November 4, 2004, Sequa through its wholly-owned subsidiary, Sequa Can Machinery, Inc., sold the business and substantially all of the assets and certain of the liabilities of Sequa Can Machinery to Stolle Machinery Company, LLC (“Stolle”).  Sequa received $40.8 million in cash, subject to certain adjustments.  The income from Sequa Can Machinery, net of tax, included in discontinued operations was $1.3 million or $0.13 per basic share from discontinued operations in 2004. The 2004 sale of the Sequa Can Machinery business resulted in a preliminary after-tax gain of $3.2 million or $0.31 per basic share.

     On April 1, 2004, Sequa, through TCT, an affiliated subsidiary of Chromalloy, sold the business and substantially all of the assets and certain of the liabilities of TCT to TCT Acquisition, Inc. TCT received $32.0 million in cash, subject to certain adjustments, and $8.0 million Face Amount of Series B Convertible Preferred Stock of TCT Acquisition, Inc., representing up to an 18.2% ownership interest in TCT Acquisition, Inc. An investor group and certain management executives of TCT Acquisition, Inc. hold the remaining 81.8% ownership interest. The Series B Convertible Preferred Stock does not possess voting rights, and Sequa does not have representation on the board of directors of TCT Acquisition, Inc.  The income from TCT, net of tax, included in discontinued operations was $0.9 million or $0.09 per basic share from discontinued operations in 2004. The 2004 sale of the TCT business resulted in an after-tax gain of $2.7 million or $0.26 per basic share.

     On October 17, 2003, Sequa, through its ARC subsidiary, completed the sale of substantially all of the assets -- including the shares of ARC UK Limited -- and certain of the liabilities related to the propulsion business of ARC (collectively referred to as the “ARC propulsion business”). The sale to Aerojet was pursuant to an agreement entered into by ARC on May 2, 2003. ARC received $133.0 million in cash subject to certain adjustments. ARC propulsion expense, net of tax, included in discontinued operations was $1.6 million or $0.15 per basic share from discontinued operations in 2004. The 2004 expense relates to environmental and other cleanup costs at the former Gainesville, Virginia facility, net of a purchase price adjustment.

Risk/Concentration of Business

     Sequa's largest operation, Chromalloy (2005 sales of $898.3 million, operating income of $64.7 million and total assets at December 31, 2005 of $1,006.1 million), has confronted a difficult operating environment since the events of September 11, 2001. While global airline traffic has rebounded since September 11, high fuel costs, high cost structures imbedded at the legacy carriers (those carriers in existence prior to the de-regulation of the airline industry) and continuing terror threats have placed additional pressures on the airline industry, leading several airlines to file for protection under Chapter 11. Chromalloy’s repair and OEM operations  derive approximately 80% of sales from the commercial aviation market. The large repair and overhaul business is directly related to the number of hours jet engines are flown, while the smaller OEM business is related to the number of new jet engines placed in service. In 2005, Chromalloy’s annual operating income exceeded the 2004 and 2003 levels despite a $5.6 million third quarter charge to reserve pre-petition receivables related to certain Delta and Northwest Airlines Corporation (“Northwest”) contracts. Both Delta and Northwest filed voluntary petitions for reorganization under Chapter 11 on September 14, 2005.  At December 31, 2005, trade and unbilled receivables due from major commercial airlines totaled approximately $80.9 million net of the $5.6 million charge to reserve certain Delta and Northwest receivables.  A discussion of various Chromalloy customers recently operating under Chapter 11 follows.

     The aggregate amount due to Chromalloy from Delta and Northwest on the date of their Chapter 11 filings was approximately $12.0 million.  In addition, Chromalloy currently leases 41 jet engines to Northwest.  These leases expire in one year.  Sequa, in conjunction with outside legal counsel, has reviewed the various contracts through which Chromalloy conducts business with Delta and Northwest.  Based on this review, Sequa believes that certain contracts will be considered executory in nature and that the underlying business objectives of the contracts will result in their assumption by the respective airlines.  Therefore, Sequa expects that associated pre-petition receivables will ultimately be collected.  Sequa believes that certain other contracts may not be assumed and, therefore, recorded a $5.6 million charge to reserve related receivables in the third quarter of 2005.  The after-tax effect of the charge is to decrease earnings per share from continuing operations by $0.34 per share.  It is possible that the relative rights and obligations of Chromalloy and the airlines may be changed during the course of the bankruptcy proceedings although such changes, if any, and their impact cannot presently be predicted.  Chromalloy continues to discuss its business relationship with both Delta and Northwest.  In addition, Sequa believes that the engines leased to Northwest are not impaired.  Delta accounted for $38.3 million or 4.3% of Chromalloy’s sales in 2005 (3.6% of sales in 2004 and 3.6% of sales in 2003), and Northwest accounted for $23.9 million or 2.7% of Chromalloy’s sales in 2005 (1.3% of sales in 2004 and 1.4% of sales in 2003).

     United Airlines (“UAL”), which emerged from Chapter 11 in February 2006, accounted for $120.6 million or 13% of Chromalloy’s sales in 2005 (18% of sales in 2004 and 5% of sales in 2003).  The pre-petition net trade accounts receivable balance was nominal, and the impact of the UAL filing on Chromalloy’s operations was not significant.  In September 2003, Chromalloy signed a 10-year engine material-by-the-hour contract with UAL which began to contribute repair revenues in March 2004.  At December 31, 2005, trade and unbilled receivables with UAL totaled $24.6 million.

     Independence Air filed a voluntary petition for reorganization under Chapter 11 on November 7, 2005.  In 2005, Independence Air accounted for approximately 1% of Chromalloy’s sales.  The pre-petition net accounts receivable balance was nominal, and the impact of the Independence Air filing on Chromalloy’s operations was not significant. Independence Air suspended operations in early January 2006.

     In September 2004, US Airways Group Inc. (“US Airways”) filed a voluntary petition for reorganization under Chapter 11.  The filing was the second time in two years that US Airways had filed for protection under Chapter 11.  Chromalloy’s pre-petition trade receivable balance with US Airways was not material.  US Airways has recently emerged from Chapter 11 and has completed its merger with America West Airlines. In 2005, US Airways accounted for approximately 1% of Chromalloy’s sales.

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

     Sequa is engaged in the automotive airbag inflator business through ARC Automotive. ARC Automotive's largest customers for airbag inflators are Delphi Automotive Systems and its subsidiaries (“Delphi”) and Key Safety Systems, Inc. and its subsidiaries (“Key Safety”). Delphi accounted for $91.4 million or 36% of ARC Automotive's sales in 2005 and $97.2 million or 39% of sales in 2004. Key Safety accounted for approximately $91.7 million or 37% of ARC Automotive's sales in 2005 and $84.7 million or 34% of sales in 2004. These two customers accounted for approximately 50% of the Automotive segment's sales in 2005.  On October 8, 2005, Delphi filed for protection under Chapter 11.  Sequa, in conjunction with outside legal counsel, has reviewed the long-term supply and licensing agreements that govern ARC Automotive’s relationship with Delphi.  In January 2006, these agreements have been listed as executory in nature by Delphi, and Sequa believes that the underlying business objectives of the agreements will result in their assumption. Sequa expects that the $1.5 million pre-petition receivables will ultimately be collected.

     Casco Products is engaged in the automotive products market and supplies cigarette lighters, power outlets, and other automotive accessories to the automotive industry.  In 2005, a European automobile manufacturer accounted for 20% of Casco Products' sales. In 2004, two European-based customers each accounted for more than 10% of sales.  Sales to the two customers amounted to approximately 24% of total 2004 sales.

     Precoat Metals markets its coating services to steel and aluminum producers and distributors, building products manufacturers, merchant can makers, and manufacturers of other diverse products.  US Steel, historically Precoat Metal’s largest customer, accounted for $35.8 million or 13% of Precoat Metal’s sales in 2005 compared with $98.2 million or 37% in 2004.  The significant decrease in sales relates to the following: (1) 2004 sales were accelerated primarily in the first quarter of 2004 due to certain customers trying to avoid anticipated steel price increases; and (2) US Steel, in 2005, directed end users that its billings would be for metal sales only, not coating services.  As a result, Precoat Metals billed end user customers directly for coating services in 2005, while these sales were billed directly to US Steel in 2004.

     In the Specialty Chemicals segment, one customer accounted for 35% of 2005 sales (33% of 2004 annual sales) and the top three customers accounted for 45% of 2005 sales (44% of 2004 annual sales). All of these customers are international consumer products companies with whom Warwick has been doing business for many years.

     MEGTEC Systems markets its industrial drying systems and emission control equipment directly to customers in the coating, converting, and metal finishing industries and sells auxiliary press equipment directly to international web printing press manufacturers and their customers.  One customer accounted for 19% of sales in 2005 and 17% of sales in 2004.

     Sequa's assets of discontinued operations include a leveraged lease portfolio that is subject to risks associated with the ultimate realizability of estimated residual values, as well as the creditworthiness of the lessees. As a result of Delta’s filing a voluntary petition for reorganization under Chapter 11, Sequa Capital determined that the net investment amount of $13.9 million related to a leveraged lease with Delta was fully impaired.  The after-tax charge to discontinued operations amounted to $9.7 million or $0.91 per share in 2005.  At December 31, 2005, Sequa's sole remaining net investment in an aircraft lease with a major commercial airline (American Airlines, Inc.) totaled $18.1 million.

Derivative and Other Financial Instruments

     Sequa is exposed to market risk from changes in foreign currency exchange rates and from changes in the prices of certain commodities which affect its earnings, cash flows and financial condition. Sequa manages its exposure to this market risk through its regular operating and financial activities and, when appropriate, through the use of derivative financial instruments. Sequa has established a control environment, which assigns senior executives and, in certain instances operational management, responsibility for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Sequa does not buy, hold or sell derivative financial instruments for trading purposes. Sequa's primary foreign currency exposures relate to the British pound and to the Euro. To mitigate the short- and near-term effect of changes in currency exchange rates, Sequa utilizes forward foreign exchange contracts and derivatives thereof to manage its exposure to certain existing assets and liabilities and to hedge forecasted transactions and firm commitments denominated in currencies other than the functional currency. Depending on the volatility of the market, Sequa utilizes natural gas swap agreements to convert a portion of its natural gas requirements to fixed rates. Depending on the use of a derivative and whether it has been designated and qualifies as an efficient hedge, gains and losses resulting from changes in the value of the derivative are recognized currently in earnings or reported in Accumulated Other Comprehensive Income, a separate component of shareholders' equity.

     A hypothetical 10% uniform decrease in all foreign currency exchange rates relative to the US dollar would have increased the fair value of Sequa's financial instruments by $3.9 million as of December 31, 2005 and decreased the fair value by $9.5 million as of December 31, 2004. The 2005 increase includes the effect of the December 21, 2005 $100.0 million debt issue which was primarily denominated in foreign currencies.  The sensitivity analysis relates only to Sequa's exchange rate-sensitive financial instruments, which include cash and debt amounts denominated in foreign currencies and all open foreign forward exchange contracts at December 31, 2005 and 2004. The effect of this hypothetical change in exchange rates ignores the effect this movement may have on the value of net assets, other than financial instruments, denominated in foreign currencies and does not consider the effect this movement may have on anticipated foreign currency cash flows.

     At December 31, 2005 and 2004, substantially all of Sequa's debt was at fixed rates, with the exception of the $100.0 million variable rate debt issued on December 21, 2005. Sequa currently does not hold interest rate derivative contracts. Accordingly, a change in market interest rates would not have a material effect on Sequa's interest expense but would affect the fair value of Sequa's debt. Generally, the fair market value of fixed-rate debt increases as interest rates fall and decreases as interest rates rise. The fair value of Sequa's total debt was $970.1 million at December 31, 2005 and $884 million at December 31, 2004. A hypothetical 1% increase in interest rates would have decreased the fair value of Sequa's total debt by approximately $21.9 million at December 31, 2005 and $29.6 million at December 31, 2004. A hypothetical 1% decrease in interest rates would have increased the fair value of Sequa's total debt by approximately $22.5 million at December 31, 2005 and $30.9 million at December 31, 2004. The fair value of Sequa's total debt is based primarily upon quoted market prices of Sequa's publicly traded securities. The estimated changes in the fair values of Sequa's debt are based upon changes in the present value of future cash flows derived from the hypothetical changes in market interest rates.

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

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In 2005, 2004 and 2003, Sequa recorded charges of $1.5 million, $2.5 million and $1.7 million, respectively, to increase its accruals for remediation costs. Of the total 2004 charge, $1.0 million was included in the results of discontinued operations and relates to the ARC propulsion Gainesville, Virginia facility. Based on an analysis of currently available information and previous experience with respect to hazardous substances, it is possible that costs associated with the ARC Gainesville site may exceed current accruals, although a range for possible additional costs cannot be reasonably estimated. Sequa has placed various insurance carriers on notice that a claim with respect to certain contamination will be filed and Sequa's present accruals do not consider possible recoveries from such carriers. At December 31, 2005, the potential exposure for all remediation costs, excluding financial liabilities assumed by Aerojet, is estimated to range from $10.5 million to $15.8 million, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $13.0 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, Sequa's actual cash expenditures for remediation of previously contaminated sites were $5.1 million in 2005, $2.6 million in 2004, and $3.0 million in 2003. Sequa anticipates that remedial cash expenditures will be between $5.0 million and $7.0 million during 2006 and between $1.0 million and $3.0 million during 2007. Sequa's capital expenditures for projects to eliminate, control or dispose of pollutants were $1.2 million, $1.0 million and $1.1 million in 2005, 2004 and 2003, respectively. Sequa anticipates annual environment-related capital expenditures to be approximately $1.0 million per year in 2006 and 2007. Sequa's operating expenses to eliminate, control and dispose of pollutants were $9.3 million in 2005, $9.2 million in 2004, and $9.3 million in 2003. Sequa anticipates that environmental operating expenses will be approximately $10.0 million per year during 2006 and 2007.

Backlog

     The business of Sequa for which backlog is significant is the Industrial Machinery segment. The dollar amount of backlog for this segment was $100.8 million or 57% of total consolidated backlog and $97.2 million or 62% of total consolidated backlog as of December 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

     Net cash provided by operating activities was $55.8 million in 2005 compared with cash used for operating activities of $5.7 million in 2004. The $61.5 million increase primarily reflects increased pre-tax earnings and lower working capital requirements. Cash used for investing activities was $76.4 million in 2005, compared with cash provided of $36.5 million in 2004. The $112.9 million decrease primarily reflects a $73.8 million decrease in proceeds from sale of businesses, a $9.6 million increase in capital expenditures, and a $31.0 million decrease in cash provided by discontinued operations primarily related to leverage leases.  Cash provided by financing activities was $116.2 million in 2005, compared with cash used for financing activities of $15.5 million in 2004.  The $131.7 million increase relates primarily to the $128.1 million of net proceeds from the December 21, 2005 issuance of foreign debt, a $17.3 million release of restricted cash requirements in the Specialty Chemicals Segment associated with a letter of credit facility, and a $7.1 million reduction of debt payments from discontinued operations, partially offset by $28.4 million of restricted cash that represents collateral for the $28.0 million short term loan from Bangkok Bank. Net cash declined as a result of exchange rate changes by $11.2 million in 2005 versus cash provided by exchange rate changes of $5.3 million in 2004.  The $16.5 million decrease primarily reflects the strengthening of the US dollar relative to the British Pound and Euro since the 2004 year end.

     The 2004 and 2003 Consolidated Statement of Cash Flows have been revised to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations.  Sequa has previously reported these amounts on a combined basis.

     In the fourth quarter of 2005, Sequa repatriated $184.8 million in the form of a dividend from various foreign operating units under the guidelines of the Act.  The Act provides for a special one-time 85% dividends-received deduction on certain foreign dividends paid in 2005 provided the criteria outlined in the tax law are met.  Under the Act, use of the repatriated funds may include the domestic expansion of production, payment and training of domestic workers and the retirement of debt.

     Of the $184.8 million repatriated under the Act, $84.8 million represented available cash on hand at certain foreign operations, and the remaining $100.0 million was available through a December 21, 2005 foreign loan agreement designed to maximize the extent of accumulated foreign earnings that could be repatriated under the Act.  Due to the complexities of foreign and domestic tax issues associated with the repatriation, and the associated need to restructure certain lines of foreign ownership, a $28.0 million short-term loan existed at December 31, 2005 between a Thailand subsidiary of Chromalloy and Bangkok Bank.  A $28.4 million restricted cash balance resides within Thailand as collateral for principal and interest owed on the Bangkok Bank loan, which will be repaid in the first quarter of 2006.  The restricted cash balance is separately identified in the Consolidated Balance Sheet.

     As indicated above, on December 21, 2005, certain foreign units in the Specialty Chemicals and Aerospace segments, each of which are indirect, wholly-owned foreign subsidiaries of Sequa, and Sequa, as agent for such subsidiaries, entered into a Facility Agreement (the “Facility Agreement”) with Barclays Bank PLC (“Barclays”) acting as agent and Security Agent for further syndication and arranged by Barclays Capital.  The Facility Agreement is comprised of a multicurrency variable rate $100.0 million five year term loan with quarterly principal repayments of $3.0 million, a $35.0 million five year term revolving credit facility available to the participating foreign subsidiaries and a $50.0 million five year term letter of credit facility which replaces Sequa’s existing letter of credit facility.  The Facility Agreement is secured by the assets of Sequa’s Specialty Chemical segment as well as certain foreign operations of its Aerospace segment.  The Facility Agreement is subject to financial covenants relating to the participating subsidiaries, including, as defined by the terms of the Facility Agreement, ratios of Net Borrowings to EBITDA; EBITDA to Interest Expense; Cash Flow to Senior Debt Service and Cash Flow to Total Debt Service.  Operating restrictions include, with specified allowed maximums as defined in the Facility Agreement, amounts to be expended on mergers and acquisitions, investments in joint ventures, intercompany loans, capital lease obligations and guarantees.

     On November 4, 2004, Sequa sold the business and substantially all of the assets and certain of the liabilities of Sequa Can Machinery to Stolle and received $40.8 million in cash subject to certain adjustments. The proceeds received on the sale were used for general corporate purposes.

     On April 1, 2004, Sequa, through its TCT unit, sold the business and substantially all of the assets and certain of the liabilities of TCT to TCT Acquisition, Inc. TCT received $32.0 million in cash, subject to certain adjustments, and $8.0 million Face Amount of Series B Convertible Preferred Stock representing up to an 18.2% ownership position in TCT Acquisition, Inc. The proceeds received on the sale were used for general corporate purposes.

     In 2005, Sequa contributed $13.3 million to its qualified pension plans.  In 2005, Sequa recorded income of $8.5 million, net of tax, through other comprehensive income primarily due to the December 31, 2005 merger of the Atlantic Research Employee Pension Plan with Sequa's largest defined benefit plan, the latter of which was more favorably funded. In 2004, Sequa contributed $29.1 million to its qualified pension plans. Due to its pension contributions as well as an improvement in the equity markets, in 2004 Sequa recorded income of $23.7 million, net of tax, through other comprehensive income, a component of shareholders' equity, representing a partial reversal of the minimum required pension liability recorded in prior years.

     Sequa’s publicly traded debt ratings, which are below investment grade, are as follows:  Moody’s, B1; Standard & Poors Rating Services, BB-; and Fitch Ratings, B+.

     At December 31, 2005, Sequa was contingently liable for $33.0 million of outstanding letters of credit and $4.5 million of surety bonds not reflected in the accompanying Consolidated Balance Sheet. In addition, Sequa has guaranteed up to $6.6 million of its MJB joint venture's bank line of credit and up to 11.5 million British pounds of its TSTL joint venture's capitalized lease payments and overdraft facility. At December 31, 2005, no amounts were outstanding under MJB's bank line of credit and 5.2 million British pounds were outstanding related to the TSTL guarantees. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to the outstanding letters of credit, surety bonds or the guarantees.

     Sequa Receivables Corporation (“SRC”), a special purpose corporation wholly-owned by Sequa, has a Receivables Purchase Agreement (“RPA”) that extends through November 16, 2006. Under the RPA, SRC may sell an undivided percentage ownership interest, up to a maximum participation of $75.0 million, in Sequa's eligible trade receivables through a bank administered multi-seller commercial paper conduit.  The RPA was amended twice in the second quarter of 2005, first to include certain foreign trade receivables in order to broaden the total pool of eligible trade receivables and, second, to terminate the participation of two parties to the agreement, leaving one sole administrator of the commercial paper conduit, which resulted in a reduction of the facility and usage fees.  The RPA was further amended in October 2005 to exclude from eligibility Delta, Northwest, and Delphi receivables, all of which recently filed for voluntary petitions for reorganization under Chapter 11. Sequa’s availability under the RPA as of December 31, 2005 is approximately $55.2 million. A back-up liquidity line provided by the bank is annually renewable at the banks’ option and contains a net worth covenant applicable to Sequa.  The sale of receivables through the bank administered conduit is funded through the sale of A1/P1 rated commercial paper. SRC pays a facility fee of 0.65% per annum plus 0.45% per annum above the commercial paper rate based on usage. SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa. SRC is shielded from credit exposure related to Sequa, and therefore the discount rate offered by the buyer of Sequa trade receivables is based on the highest rated (A1/P1) commercial paper. The structure employed provides Sequa a low-cost source of funds that would not otherwise be available to Sequa. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125," transactions under the RPA qualify as a sale of receivables. At December 31, 2005 and 2004, no trade receivables were sold under the RPA.  However, amounts were sold and settled in full during 2005, resulting in nominal discount expense recorded in Other, net in the Consolidated Statement of Income for the period.

     Capital expenditures for continuing operations amounted to $77.3 million in 2005, with spending concentrated in the Aerospace, Automotive and Metal Coating segments. These funds were primarily used to upgrade existing facilities and equipment and to expand capacity. Sequa currently anticipates that capital spending in 2006 will be approximately $110.0 million and will be concentrated primarily in the Aerospace, Automotive and Metal Coating segments.

     At December 31, 2005, Sequa's contractual obligations were as follows:

		Payments Due by Period
			Years	Years	Years
Contractual obligations	Total	2006	2007-2008	2009-2010	=>2011
		(Thousands of Dollars)
		(Unaudited)

Long-term debt (a)	$928,190	$43,304	$323,500	$561,386	$-
Interest on long-term debt (b)	269,669	78,369	139,577	51,723	-
Operating leases (c)	67,771	16,815	27,216	16,748	6,992
Purchase obligations (d)	48,507	33,768	14,298	294	147
Other long-term liabilities:
Projected minimum
Required pension
Contributions (e)	19,000	6,000	100	4,400	8,500
Environmental
Remediation (f)	10,900	6,200	1,600	1,100	2,000
Total	$1,344,037	$184,456	$506,291	$635,651	$17,639

(a)		Represents long-term debt cash payment schedule and excludes net amortizable debt discount of $1.3 million and premium of $1.2 million.

(b)		Interest on long-term debt represents interest payments due on Sequa's 8 7/8% and 9% Senior Notes and the Barclays Facility Agreement. Interest payments on other debt amounts are not significant.

(c)		Operating lease obligations include future rental payments on a leased facility that was excluded from the sale of the ARC propulsion business.

(d)

Purchase obligations are agreements to purchase goods and services that are considered enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transactions. The amounts shown represent those amounts considered by Sequa to be enforceable and legally binding and include short-term purchase orders for the purchase of goods or services as well as capital expenditure commitments.  Purchase obligations include amounts required under the Supply Agreement executed as part of the February 2005 acquisition of AAR Corp’s Engine Component Repair business unit.

(e)

Projected minimum required pension contributions are lower primarily due to the December 31, 2005 merger of the Atlantic Research Corporation Pension Plan with Sequa's largest defined benefit plan, the latter of which was more favorably funded.

(f)

Actual environmental remediation expenditures may be higher than amounts contractually obligated as Sequa may undertake remediation activities without requirements imposed by consent orders or consent agreements with Federal and state authorities or by litigation.

     Management currently anticipates that the following will provide sufficient funds to support Sequa's operations for the next 12 months: cash flow from operations; $289.2 million of non-restricted cash and cash equivalents on hand at December 31, 2005; amounts available under the RPA that extends through November 16, 2006; amounts available under the $35.0 million multicurrency revolving credit facility and the $50.0 million facility for the issuance of letters of credit that is secured by assets of certain foreign units in both the Aerospace and Specialty Chemicals segments. Expected requirements include $78.4 million of estimated interest payments due on the outstanding 9% and 8 7/8% Senior Notes and the Barclays Facility Agreement; $12.0 million of principal payments on the Barclay’s Facility Agreement; $110.0 million of estimated capital expenditures for continuing operations; the other contractual obligations summarized above; and any future requirements for letters of credit and surety bonds, which totaled $37.5 million at December 31, 2005.

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

     SRC, a special purpose corporation wholly owned by Sequa, has an RPA that extends through November 16, 2006. A further discussion of the RPA is included in Note 2 to the Consolidated Financial Statements and in the Liquidity and Capital Resources section of this Annual Report on Form 10-K and is incorporated herein by reference.

     At December 31, 2005, all minimum required capital contributions to Sequa's joint ventures were satisfied. Future contributions to the joint ventures require the approval of the respective joint venture's board of directors. Sequa believes that its joint ventures are adequately capitalized. In addition, Sequa and its joint venture partners have each guaranteed up to $6.6 million of its MJB joint venture's bank line of credit and up to 11.5 million British Pounds of TSTL joint venture's capitalized lease payments and overdraft facility. At December 31, 2005, there were no amounts outstanding under the MJB credit line, and 5.2 million British pounds were outstanding related to the TSTL guarantees. Sequa is not aware of any existing conditions that would cause demand for payment relative to the outstanding letters of credit, surety bonds, or the guarantees.

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

Allowance for Doubtful Accounts

     Certain of Sequa's operating segments provide services to industries that are experiencing, or have experienced, difficult economic pressures. The Aerospace segment performs repair and other services for the commercial airline industry, and the ARC Automotive unit of the Automotive segment has a major customer operating under Chapter 11. See the Risk/Concentration of Business section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K for further discussion. Many of Sequa's customers are large, well-known companies, and the customer base is monitored through a review of account balance agings, an assessment of customer financial condition, and interactions with the customers. Reserves are established through a combination of specific identification of problem accounts and percentages of aging brackets.

Inventory Valuation

     The Aerospace segment (Chromalloy) maintains significant inventories of parts to serve the commercial aviation repair market. In order to ensure that any obsolete or slow moving inventory is properly identified and valued, Chromalloy has in place a policy that mandates minimum write-down requirements based on usage. The policy provides for a consistent and systematic approach to valuing inventory at the lower of cost or market, with inventory values reassessed quarterly and at year-end for adequacy. The decline in air travel from pre-September 11, 2001 levels, and the related reduction in the number of hours jet engines are flown, had an unfavorable impact on inventory valuations. A future precipitous decline in air travel would have a similar unfavorable impact. Management believes that the long-term outlook for the industry is positive.

Goodwill

     SFAS No. 142 requires that goodwill and other intangible assets be tested for impairment on an annual basis. Sequa updated its review of goodwill on its selected annual test dates of October 1, 2005, 2004 and 2003 and noted no impairment. In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. If these estimates and assumptions change in the future due to such factors as a decline in general economic conditions; a long-term or permanent decline in air travel; competitive pressures on sales and margins; and other factors beyond management's control, an impairment charge may be required. Details of remaining goodwill balances by segment are included in Note 24 to the Consolidated Financial Statements of this Annual Report on Form 10-K and are incorporated herein by reference.

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

     Revenue is recognized under the material-by-the-hour and the power-by-the-hour contracts based on the estimated fair value of units shipped. Recognition of revenue associated with unbilled receivables is limited to amounts contractually recoverable. Estimates of total contract revenues and costs are reviewed at a minimum each quarter. Risk factors affecting the overall revenue of the contract concern the usage of engines during the contract period. Future engine usage may be adversely affected by general economic slowdowns, the fallout from possible terrorist attacks similar to those on September 11, 2001 and complications related to certain customers' emergence from bankruptcy.

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

Income Taxes

     Sequa has significant domestic net operating loss carryforwards. Management believes that such carryforwards will be utilized before their expiration through future reversals of existing taxable temporary differences, future earnings and available tax planning strategies. Sequa's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions; the state of the airline industry and other major markets, competitive pressures on sales and margins, and other factors beyond management's control. There can be no assurance that Sequa will meet its expectations for future domestic taxable income in the carryforward period or that available tax strategies can be enacted. However, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income and available tax strategies will be sufficient to fully realize the domestic operating loss carryforwards and deferred tax assets at December 31, 2005.

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

Other Information

     On December 16, 2004, Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), "Share-Based payment," was issued.  The approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure, required under SFAS No. 123, is no longer an alternative.  In April 2005, the Securities and Exchange Commission issued a final release amending Regulation S-X to postpone the date for compliance with SFAS No. 123(R) for registrants that are not defined as a small business issuer.  Sequa was required to adopt SFAS No. 123(R) in its first fiscal year after June 15, 2005 and, therefore, Sequa adopted SFAS No. 123(R) on January 1, 2006.

Internal Controls over Financial Reporting

     Sequa's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Sequa's management, including the Chief Executive Officer and acting Chief Financial Officer, Sequa conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that Sequa's internal controls over financial reporting was effective as of December 31, 2005, as no material weaknesses were identified, which is discussed in Part II, Item 9A, Controls and Procedures, of this Annual Report on Form 10-K, which is incorporated herein by reference.  Management had concluded that Sequa's internal control over financial reporting was not effective as of December 31, 2004 because of the effect of material weaknesses identified. Management believes these items were satisfactorily remediated during 2005.

Forward-Looking Statements

     This document includes forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of historical fact contained in this Annual Report on Form 10-K and other periodic reports filed by Sequa under the Securities Exchange Act of 1934, as amended, and other written or oral statements made by Sequa or on its behalf, are forward-looking statements. When used herein, the words "anticipates," "expects," "believes," "goals," "intends," "plans," or "projects" and similar expressions are intended to identify forward-looking statements. These include, among others, statements relating to:

•

Future earnings and other measurements of financial performance

•

The effect of economic downturns or growth in particular markets

•

Future cash flows and uses of cash

•

Pension plan assumptions and future contributions

•

Restructuring costs and savings

•

The outcome of contingencies

•

Future levels of indebtedness and capital spending

•

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

Ethics and Code of Business Conduct

     Sequa has adopted a Code of Business Conduct (the “Code of Conduct”) which is available in its entirety on the Sequa web site at (www.sequa.com) and to any stockholder requesting a copy. All Sequa employees, officers, and directors, including the Executive Chairman of the Board, the Chief Executive Officer, the Senior Vice President, Legal (the chief legal officer), and the Senior Vice President, Finance (the acting chief financial officer), are required to adhere to the Code of Conduct in discharging their work-related responsibilities. Employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Conduct. Amendments to the Code of Conduct, and any waivers from the Code of Conduct granted to directors or executive officers, will be filed with the Securities and Exchange Commission in accordance with applicable rules and regulations and will also be made available through Sequa's web site.

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

New York Stock Exchange Certification

     Each year, the Chief Executive Officer of a company listed on the New York Stock Exchange (“NYSE”) must certify to the NYSE that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of that certification, qualifying the certification to the extent necessary.

     In 2005, Sequa's Chief Executive Officer certified, without qualification, that he was not aware of any violation by Sequa of the NYSE corporate governance listing standards.

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

     Sales of the Aerospace segment advanced 30% in 2004, driven by the addition of sales from several new long-term contracts with airline customers. Sales under the largest of these contracts accounted for approximately half of the segment's increase. The segment also benefited from a 33% increase in sales to marine and industrial turbine customers due to development and sales of high technology turbine components. Sales of engine overhaul services posted a 50% increase as a result of the segment's entry into overhaul services on auxiliary power units. Military sales declined slightly, reflecting the October 2004 sale of Turbine Airfoils Division. Translation of foreign currency sales into US dollars added $19.2 million.

     Sales of the Automotive segment advanced 23% in 2004, with both units in the segment contributing to the advance. At the domestic operation of ARC Automotive, the airbag inflator producer, a 17% increase in volume led to higher sales, despite the effect of lower average selling prices. The European inflator operation also posted higher sales due to increased volume (despite lower selling prices) and the benefit of translating Euro-denominated sales into US dollars (approximately $6.8 million). Sales of Casco Products advanced 13% due to three principal factors: increased sales of power outlets and electronic products at the unit's European operations; the benefit of translating these sales into US dollars (approximately $5.3 million); and the addition of sales generated by a small Canadian operation acquired during the year. On a pro forma basis -- excluding sales added through the acquisition -- sales of Casco Products advanced 9%.

     The Metal Coating segment posted modestly higher sales in 2004 -- a 2% improvement over 2003. The results reflect a higher volume of sales to the building products market, as well as the effect of a price increase. These factors were partially offset by a decline in sales under metal management programs; lower sales to container products customers; and the absence of sales recognized under a consulting contract that was completed in 2003. Sales to manufactured products customers increased slightly across a broad range of end users and products. In response to volatility in the domestic steel industry, certain customers accelerated their purchases in 2004 to head off expected price increases or to take advantage of available steel. In addition, there was increased competition from foreign suppliers of pre-painted steel.

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

     The Industrial Machinery segment posted a 22% sales increase in 2004, reflecting improvement in the worldwide graphic arts market; higher sales of emission control equipment; and the benefit of translating local currency sales into US dollars (approximately $8.2 million).

     Sales of the Other Products segment declined 11% in 2004, as a decline in sales at the After Six unit was partially offset by higher revenues from Centor, Sequa's real estate holding company. Sales of After Six reflected continuing intense competition in the formalwear market. Centor posted higher revenues due primarily to the inclusion of 12 months of rental income from office buildings in Virginia that were formerly used in a now divested operation. In addition, Centor benefited from the fourth-quarter inclusion of the Sequa Can Machinery building in its portfolio of properties.

Operating Income

     Overall operating income advanced 67%, led by strong advances at the Aerospace and Automotive segments, as well as improvements at the Metal Coating, Specialty Chemicals and Industrial Machinery segments. The increase in operating income also reflected a $9.0 million decline in pension costs and the absence of $6.2 million of restructuring charges recorded in 2003. The effect of these factors was mitigated by higher corporate expenses. Sequa's foreign operations contributed $61.4 million of operating income in 2004, compared with $44.2 million in 2003. Profits of Sequa's foreign operations was driven by the results of the Specialty Chemicals operations; the overseas operations of the Automotive segment; and the foreign units of the Aerospace segment. The advance in overseas profits for 2004 also reflected improvement at the overseas operations of the Industrial Machinery segment. A detailed review of operating results by segment follows.

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

Pension Expense

     Operating income included net periodic pension cost of $12.5 million in 2004 and $21.8 million in 2003 related to all significant funded defined benefit plans. On an annual basis Sequa reviews the assumptions used in accounting for these plans. In order to reflect market conditions in the calculation of the net periodic pension cost, the long-term expected rate of return in 2004 and 2003 was 8.3%; the discount rate used was 6% in 2004 and 6.75% in 2003. Net periodic pension cost declined in 2004 from 2003, despite a decline in the discount rate, for the following reasons: (1) Sequa contributed $102.7 million in 2003, primarily in the fourth quarter, to its domestic plans, which increased plan assets for subsequent expected returns; (2) the performance of plan assets improved in 2003 compared with 2002, which increased plan assets for subsequent expected returns; and (3) subsequent to the sale of ARC propulsion business in October 2003, benefits were frozen for most employees covered by the Atlantic Research Corporation Employees' Pension Plan. In 2004, Sequa contributed $29.1 million to its qualified pension plans.

Interest Expense

     Interest expense increased by $3.8 million in 2004, compared with 2003, primarily due to the full-year effect of the June 2003 issuance of $100 million of 8 7/8% Senior Notes due April 1, 2008.

Interest Income

     Interest income increased by $1.7 million in 2004, compared with 2003. The increase reflects a combination of higher average levels of cash and cash equivalents and higher interest rates.

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

Other, Net

     In 2004, Other, net included $2.8 million of expense related to a minority interest holder; $2.6 million of a loss related to the sale of a business transferred under contractual arrangements; $2.5 million loss on the fair market value of forward foreign exchange contracts that did not qualify for cash flow hedge accounting; $1.9 million of charges for the amortization of capitalized debt issuance costs; $1.4 million of charges for letters of credit and commitment fees; and $1.1 million of income on the cash surrender value of corporate owned life insurance.

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

Income Tax (Provision) Benefit

     In 2004, the $0.4 million tax benefit reflected lower rates on foreign taxable income when compared with a higher rate on domestic losses, compounded by certain foreign entities utilizing net operating loss carryforwards.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Sequa Corporation

We have audited the accompanying consolidated balance sheets of Sequa Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sequa Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sequa Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York

March 2, 2006

SEQUA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	At December 31,
	2005	2004
	(Amounts in thousands,
	except share data)

ASSETS
Current assets
Cash and cash equivalents – non-restricted	$289,218	$204,842
Cash – restricted (Note 9)	28,407	-
Trade receivables, net (Note 2)	327,670	319,819
Unbilled receivables (Note 2)	40,126	39,060
Inventories (Note 3)	471,039	428,533
Assets of discontinued operations (Note 5)	6,761	222
Deferred income taxes (Note 10)	39,724	43,370
Other current assets	20,124	26,882
Total current assets	1,223,069	1,062,728

Investments
Investments and other receivables (Note 4)	105,210	120,588
Assets of discontinued operations (Note 5)	49,155	69,844
	154,365	190,432

Property, plant and equipment, net (Note 6)	427,101	431,337

Other assets
Goodwill (Note 7)	144,186	147,943
Deferred income taxes (Note 10)	32,202	23,225
Deferred charges and other assets (Note 8)	120,663	107,088
	297,051	278,256

Total assets	$2,101,586	$1,962,753

The accompanying notes are an integral part of the financial statements.

SEQUA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	At December 31,
	2005	2004
	(Amounts in thousands,
	except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt (Note 9)	$43,304	$520
Accounts payable	207,949	186,858
Taxes on income (Note 10)	27,564	22,016
Accrued expenses (Note 11)	176,396	176,983
Total current liabilities	455,213	386,377

Noncurrent liabilities
Long-term debt (Note 9)	884,831	798,105
Liabilities of discontinued operations (Note 5)	1,494	1,665
Other noncurrent liabilities (Notes 12 and 14)	93,267	105,545
Total noncurrent liabilities	979,592	905,315

Shareholders' equity (Notes 15, 16 and 17)
Preferred stock--$1 par value,
1,825,000 shares authorized; 735,000
shares of $5 cumulative convertible stock
issued at December 31, 2005 and 797,000 shares issued at December 31, 2004
(involuntary liquidation value--$14,614
at December 31, 2005)	735	797
Class A common stock--no par value,
50,000,000 shares authorized; 7,506,000
shares issued at December 31, 2005 and
7,410,000 shares issued at December 31, 2004	7,506	7,410
Class B common stock--no par value
10,000,000 shares authorized; 3,719,000
shares issued at December 31, 2005 and 3,727,000 shares issued at December 31, 2004	3,719	3,727
Capital in excess of par value	293,132	294,092
Retained earnings	425,406	400,571
Accumulated other comprehensive income	7,999	41,994

	738,497	748,591
Less: cost of treasury stock	71,716	77,530
Total shareholders' equity	666,781	671,061

Total liabilities and shareholders' equity	$2,101,586	$1,962,753

The accompanying notes are an integral part of the financial statements.

SEQUA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands, except per share data)

Sales	$1,997,558	$1,864,063	$1,547,284

Costs and expenses (Note 19)
Cost of sales	1,626,744	1,538,448	1,295,668
Selling, general and administrative	249,771	245,742	203,793
	1,876,515	1,784,190	1,499,461

Operating income	121,043	79,873	47,823

Other income (expense)
Interest expense	(72,293)	(72,037)	(68,285)
Interest income	5,146	4,183	2,481
Equity in income of unconsolidated joint ventures (Note 4)	15,592	9,767	9,673
Other, net (Note 20)	(9,368)	(9,516)	763
	(60,923)	(67,603)	(55,368)
Income (loss) from continuing operations
before income taxes	60,120	12,270	(7,545)

Income tax (provision) benefit (Note 10)	(14,000)	400	6,700

Income tax (provision) on repatriation of foreign earnings (Note 10)	(9,100)	-	-

Income (loss) from continuing operations	37,020	12,670	(845)

(Loss) income from discontinued operations, net of
income taxes (Note 5)	(9,697)	6,557	12,283

Net income	27,323	19,227	11,438

Preferred dividends	(1,833)	(2,064)	(2,064)

Premium on partial redemption of preferred stock	(655)	-	-

Net income available to common stock	$24,835	$17,163	$9,374

Basic earnings (loss) per share (Note 22)
Income (loss) from continuing operations	$3.25	$1.01	$(0.28)
(Loss) income from discontinued operations	(0.91)	0.63	1.18
Net income	$2.34	$1.64	$0.90

Diluted earnings (loss) per share (Note 22)
Income (loss) from continuing operations	$3.23	$1.01	$(0.28)
(Loss) income from discontinued operations	(0.91)	0.63	1.18
Net Income	$2.32	$1.64	$0.90

The accompanying notes are an integral part of the financial statements.

SEQUA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2005	2004*	2003*
	(Amounts in thousands)
Cash flows from operating activities
Income (loss) from continuing operations before income
taxes	$60,120	$12,270	$(7,545)
Adjustments to reconcile income (loss) to net cash
provided by operating activities:
Depreciation and amortization	80,103	89,566	77,767
Provision for losses on business transferred under contractual arrangements	6,195	-	-
Provision for losses on receivables	8,861	229	2,954
Loss on sale of businesses	-	2,563	-
Gain on sale of assets	(1,407)	(818)	(4,407)
Equity in income of unconsolidated
joint ventures, net of earnings distributions	(7,912)	(2,922)	(2,887)
Other items not providing cash	1,930	2,824	(957)
Changes in operating assets and liabilities, net of
businesses acquired and sold:
Receivables	(33,560)	(48,438)	(33,145)
Proceeds from accounts receivable sold	24,000	-	75,000
Accounts receivable settled	(24,000)	-	(155,000)
Inventories	(56,255)	(62,561)	(5,540)
Other current assets	5,689	8,885	2,201
Accounts payable and accrued expenses	33,372	46,586	(7,211)
Other noncurrent liabilities	(19,015)	(25,211)	(56,886)
Net cash provided by (used for) continuing operations before
income taxes	78,121	22,973	(115,656)
Cash (used for) provided by discontinued
operations before income taxes	(634)	(9,246)	24,582
Income taxes paid, net	(21,729)	(19,408)	(17,404)
Net cash provided by (used for) operating activities	55,758	(5,681)	(108,478)

Cash flows from investing activities
Purchase of property, plant and equipment	(77,339)	(67,701)	(68,253)
Sale of property, plant and equipment	4,688	6,463	7,064
Sale of businesses, net of cash sold	-	73,771	133,000
Businesses purchased, net of cash acquired	(7,763)	(4,543)	-
Other investing activities	3,280	(3,286)	(6,218)
Cash provided by discontinued operations	729	31,771	10,512
Net cash (used for) provided by investing activities	(76,405)	36,475	76,105

Cash flows from financing activities
Net proceeds from debt	128,131	2,606	103,235
Payments of debt	(1,070)	(4,986)	(11,555)
Payments of preferred dividends	(1,833)	(2,064)	(2,064)
Other financing activities	(9,011)	(3,943)	(824)
Cash used for discontinued operations	-	(7,148)	(17,507)
Net cash provided by (used for) financing activities	116,217	(15,535)	71,285
Effect of exchange rate changes on cash and cash equivalents	(11,194)	5,310	6,838

Net increase in cash and cash equivalents	84,376	20,569	45,750
Cash and cash equivalents at beginning of year	204,842	184,273	138,523
Cash and cash equivalents at end of year	$289,218	$204,842	$184,273

The accompanying notes are an integral part of the financial statements.

*Revised to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations. Sequa had previously reported these amounts on a combined basis.

SEQUA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
						Accumulated
		Class A	Class B	Capital in		Other		Total
	Preferred	Common	Common	Excess of	Retained	Comprehensive	Treasury	Shareholders'
	Stock	Stock	Stock	Par Value	Earnings	Income (Loss)	Stock	Equity

	(Amounts in thousands, except per share data)

Balance at December 31, 2002	$797	$7,321	$3,727	$290,216	$374,034	$(98,778)	$(78,306)	$499,011
Net income	-	-	-	-	11,438	-	-	11,438
Foreign currency translation adjustment	-	-	-	-	-	42,239	-	42,239
Unrealized gain on cash flow hedges	-	-	-	-	-	97	-	97
Tax provision for unrealized gain on cash flow hedges	-	-	-	-	-	(34)	-	(34)
Minimum pension liability adjustment	-	-	-	-	-	72,428	-	72,428
Tax provision on minimum pension liability
adjustment	-	-	-	-	-	(25,350)	-	(25,350)

Comprehensive income								100,818

Stock grants	-	-	-	(173)	-	-	499	326
Cash dividends:
Preferred - $5.00 per share	-	-	-	-	(2,064)	-	-	(2,064)

Balance at December 31, 2003	797	7,321	3,727	290,043	383,408	(9,398)	(77,807)	598,091
Net income	-	-	-	-	19,227	-	-	19,227
Foreign currency translation adjustment	-	-	-	-	-	27,933	-	27,933
Unrealized loss on cash flow hedges	-	-	-	-	-	(402)	-	(402)
Tax benefit for unrealized loss on cash flow hedges	-	-	-	-	-	141	-	141
Minimum pension liability adjustment	-	-	-	-	-	36,492	-	36,492
Tax provision on minimum pension liability
adjustment	-	-	-	-	-	(12,772)	-	(12,772)

Comprehensive income								70,619

Stock options exercised	-	89	-	3,747	-	-	(228)	3,608
Stock grants	-	-	-	(102)	-	-	505	403
Tax benefit on stock options	-	-	-	404	-	-	-	404
Cash dividends:
Preferred - $5.00 per share	-	-	-	-	(2,064)	-	-	(2,064)

Balance at December 31, 2004	797	7,410	3,727	294,092	400,571	41,994	(77,530)	671,061
Net income	-	-	-	-	27,323			27,323
Foreign currency translation adjustment	-	-		-	-	(42,493)		(42,493)
Minimum pension liability adjustment	-	-	-	-	-	13,071		13,071
Tax provision on minimum pension liability
adjustment	-	-	-	-	-	(4,573)		(4,573)

Comprehensive income								(6,672)
Stock options exercised	-	88	-	3,833	-	-	(640)	3,281
Preferred Stock Conversion	(62)	-	-	(5,267)	(655)	-	5,984	-
Class B Common Stock Conversion	-	8	(8)	-	-	-	-	-
Stock grants	-	-	-	(41)	-	-	470	429
Tax benefit on stock options	-	-	-	515	-	-	-	515
Cash dividends:
Preferred - $5.00 per share	-	-	-	-	(1,833)	-	-	(1,833)

Balance at December 31, 2005	$735	$7,506	$3,719	$293,132	$425,406	$7,999	$(71,716)	$666,781

The accompanying notes are an integral part of the financial statements.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements of Sequa Corporation (“Sequa”) include the accounts of all majority-owned subsidiaries except for a 52.6% owned component manufacturing operation (BELAC LLC "BELAC"). The 52.6% ownership interest in BELAC does not equate to a controlling interest primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions. In addition, BELAC has been determined not to be a Variable Interest Entity (“VIE”) and therefore its financial statements are not required to be consolidated with those of Sequa under Financial Accounting Standard Board Interpretation No. 46, "Consolidation of Variable Interest Entities," as amended.  BELAC is accounted for under the equity method as are investments in 20% to 50% owned joint ventures. All material accounts and transactions between the consolidated subsidiaries have been eliminated in consolidation.  Certain amounts in the 2004 Consolidated Statement of Income and the 2004 and 2003 Consolidated Statement of Cash Flows have been reclassified for comparative purposes. The 2004 and 2003 Consolidated Statement of Cash Flows have been revised to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations. Sequa had previously reported these amounts on a combined basis.

     Sequa Receivables Corporation (“SRC”), a wholly-owned special purpose corporation engaged in selling an undivided percentage ownership interest in Sequa's eligible trade receivables (see Note 2 for further discussion), is a VIE. SRC's assets are available to satisfy its obligations to the bank administered multi-seller commercial paper conduit, and SRC bears the risk of loss relative to uncollectible receivables. Sequa's trade receivables are net of receivables sold under SRC's Receivables Purchase Agreement (“RPA”).

     Income from discontinued operations, net of income taxes, in 2004 and 2003 relates to the sales of Sequa Can Machinery, Inc. and its affiliated companies (collectively referred to as “Sequa Can Machinery”) and TurboCombustor Technology, Inc. (“TCT”), an affiliated subsidiary of Chromalloy Gas Turbine Corporation (“Chromalloy”) in 2004, and the sale of Atlantic Research Corporation's (“ARC”) propulsion business, including the shares of ARC UK Limited (collectively referred to as the “ARC propulsion business”) in 2003.

     In the fourth quarter of 2005, Sequa repatriated $184,800,000 in the form of a dividend from various foreign operating units under the guidelines of the American Jobs Creation Act of 2004 (the “Act").  The Act provides for a special one-time 85% dividends-received deduction on certain foreign dividends paid in 2005 provided the criteria outlined in the tax law are met.  Under the Act, use of the repatriated funds may include the domestic expansion of production, payment and training of domestic workers and the retirement of debt.

     Of the $184,800,000 repatriated under the Act, $84,800,000 represented available cash on hand at certain foreign operations, and the remaining $100,000,000 was available through a December 21, 2005 foreign loan agreement designed to maximize the extent of accumulated foreign earnings that could be repatriated under the Act.  Due to the complexities of foreign and domestic tax issues associated with the repatriation, and the associated need to restructure certain lines of foreign ownership, a $27,974,000 short-term loan existed at December 31, 2005 between a Thailand subsidiary of Chromalloy and Bangkok Bank.  A $28,407,000 restricted cash balance resides within Thailand as collateral for principal and interest owed on the Bangkok Bank loan, which will be repaid in the first quarter of 2006.  The restricted cash balance is separately identified in the Consolidated Balance Sheet.  See Note 9 Indebtedness for additional information.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Inventories

     Inventories are stated at the lower of cost or market and are valued primarily on a first-in, first-out (“FIFO”) basis.

     The Aerospace segment (Chromalloy) maintains significant inventory levels of parts to service the commercial aviation repair market. In order to ensure that obsolete or slow moving inventory is properly identified and valued, Chromalloy has in place a policy that mandates minimum write-down requirements based on usage. The policy provides for a consistent and systematic approach to valuing inventory at the lower of cost or market, with inventory values reassessed quarterly and at year-end for adequacy.

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

Goodwill

     Sequa follows Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (“SFAS No. 142”), which establishes specific guidelines for use in evaluating the impairment of goodwill.  Under SFAS No. 142, goodwill is considered impaired and an impairment loss must be recognized if the implied fair value of a reporting unit's goodwill is less than its carrying amount.  The implied fair value of goodwill is determined by subtracting the fair value of the recognized assets and liabilities of the reporting unit from the fair value of the reporting unit.

     Pursuant to SFAS No. 142, goodwill is to be reviewed for impairment on an annual basis. Sequa has selected October 1 as the date for subsequent reviews. Sequa reviewed its goodwill as of October 1, 2005, 2004 and 2003 and determined that no impairment of goodwill had occurred.

Foreign Currency Translation

     The financial position and results of operations of Sequa's foreign subsidiaries are measured using local currency as the functional currency, with the exception of certain investment holding companies for which the US dollar has been denoted as the functional currency. Assets and liabilities of operating units denominated in foreign currencies are translated into US dollars at exchange rates in effect at year-end, while revenues and expenses are translated at weighted average exchange rates prevailing during the year. The resulting translation gains and losses are charged or credited directly to Accumulated Other Comprehensive Income, a separate component of shareholders' equity, and are not included in net income until realized through sale or liquidation of the investment. Foreign exchange gains and losses incurred on foreign currency transactions are included in net income.

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

     Forward foreign exchange contracts and derivatives thereof are used to hedge the cash flows of certain forecasted sales and intercompany firm sales commitments. These contracts are primarily short-term in nature with the maximum hedge period not exceeding two years. Gains and losses on these contracts, representing the effective portion of the hedging activity are reported in Accumulated Other Comprehensive Income. These deferred gains and losses are recognized in operating income in the period in which the sale is recognized. Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Income in the period they occur. Other, net in the Consolidated Statement of Income includes income of $894,000 in 2005, expense of $2,514,000 in 2004 and income of $227,000 in 2003, related to the fair market valuation of forward foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting.

     Gains and losses on the fair market value of natural gas swaps that include a written option and which do not qualify for hedge accounting are reported in earnings as a component of Other, net. Gains and losses on natural gas swaps that do not include a written option and which are highly effective in hedging the cash flow variability of certain anticipated purchases are deferred and included as a component of Accumulated Other Comprehensive Income until the purchase is consummated. At December 31, 2005, there were no open natural gas swap agreements.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Environmental Remediation and Compliance

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In 2005, 2004 and 2003, Sequa recorded charges of $1,500,000, $2,500,000 and $1,700,000, respectively, to increase its accruals for remediation costs. Of the total 2004 charge, $1,000,000 was included in the results of discontinued operations and relates to the ARC propulsion Gainesville, Virginia facility. Based on an analysis of currently available information and previous experience with respect to hazardous substances, it is possible that costs associated with the ARC Gainesville site may exceed current accruals although a range for possible additional costs cannot be reasonably estimated. Sequa has placed its insurance carriers on notice of a claim with respect to certain contamination and Sequa's present accruals do not consider possible recoveries from such carriers. At December 31, 2005, the potential exposure for all remediation costs, excluding financial liabilities assumed by GenCorp Inc.'s Aerojet General Corporation subsidiary (“Aerojet”), to whom the ARC Propulsion business was sold, is estimated to range from $10,500,000 to $15,800,000, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $13,000,000. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Sequa anticipates that remedial cash expenditures will be between $5,000,000 and $7,000,000 in 2006.

Revenue Recognition

     Generally, sales are recorded when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collectibility is reasonably assured and the services have been rendered or the products have been shipped and risk of loss has transferred to the customer. For arrangements entered into after June 30, 2003 that call for multiple deliverables, Sequa recognized revenue in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables."

     Revenue is recognized under the Aerospace segment's material-by-the-hour and power-by-the-hour contracts based on the estimated fair value of units shipped. Recognition of revenue associated with unbilled receivables is limited to amounts contractually recoverable. Estimates of total contract revenues and costs are reviewed at a minimum each quarter.

Research and Development

     Research and development costs are charged to expense as incurred and amounted to $17,004,000 in 2005, $16,400,000 in 2004 and $13,370,000 in 2003.

Stock-Based Compensation

     Sequa currently follows Accounting Principles Board (“APB”) Opinion No. 25, which measures compensation cost for stock options as the excess, if any, of the quoted market price of a company's stock at the grant date over the exercise price. As Sequa's stock option plans require the exercise price to be no less than the fair market value at the date of grant, no compensation expense is recognized for stock options granted.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Had compensation cost for Sequa's stock option plans been determined using the fair value method under SFAS No. 123, "Accounting for Stock-Based Compensation," Sequa's income (loss) from continuing operations and related earnings (loss) per share would have been affected as follows:

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands,
	except per share data)
Reported income (loss) from continuing operations	$37,020	$12,670	$(845)
Stock-based compensation, net of related tax effects, under SFAS No. 123	(1,513)	(1,562)	(480)
Adjusted income (loss) from continuing operations	$35,507	$11,108	$(1,325)

Basic income (loss) per share: Reported earnings (loss) from continuing operations	$3.25	$1.01	$(0.28)
Stock-based compensation, net of related tax effects, under SFAS No. 123	(0.14)	(0.15)	(.04)

Adjusted income (loss) from continuing operations	$3.11	$0.86	$(0.32)

Diluted income (loss) per share: Reported earnings (loss) from continuing operations	$3.23	$1.01	$(0.28)
Stock-based compensation, net of related tax effects, under SFAS No. 123	(0.14)	(0.15)	(0.04)

Adjusted income (loss) from continuing operations	$3.09	$0.86	$(0.32)

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. In 2005, 3,500 options were granted and no options were granted in 2004. On September 25, 2003, Sequa granted 495,000 options on Sequa's Class A common stock to key employees under the provisions of its 1998 Key Employees Stock Option Plan. Vested options totaling 309,100 had previously expired unexercised in September 2003. The total fair value of the options granted on September 25, 2003 was estimated on the date of grant to be $7,787,000 using the Black-Scholes option pricing model. The model's weighted average assumptions were as follows: expected option life of 4 years for both 2005 and 2003, risk free interest rate of 3.71% in 2005 and 2.56% in 2003, expected volatility of 36.69% in 2005 and 44.56% in 2003, respectively, and expected dividend yield of 0% in both years.

     On December 16, 2004, Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), "Share-Based Payment," was issued. The approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure, required under SFAS No. 123, is no longer an alternative. In April 2005, the SEC issued a final release amending Regulation S-X to postpone the date for compliance with SFAS No. 123(R) for registrants not defined as small business issuers.  Sequa was required to adopt SFAS No. 123(R) in its first fiscal year after June 15, 2005 and, therefore, Sequa adopted SFAS No. 123(R) on January 1, 2006.  Sequa does not expect the impact of the adoption of this standard to differ significantly from the pro forma information presented above.

Income Taxes

     Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes provided for temporary differences between amounts of assets and liabilities recorded for tax and financial reporting purposes. Deferred tax assets include the tax benefits for losses and credit carryforwards that will result in the reduction of taxes payable in future years.  A valuation allowance is recognized if, based on the consideration of all available evidence, it is more likely than not that a portion or all of the deferred tax assets will not be realized.

Note 2.  Trade Receivables, Net and Unbilled Receivables

     SRC, a special purpose corporation wholly-owned by Sequa, has a RPA that extends through November 16, 2006. Under the RPA, SRC may sell an undivided percentage ownership interest, up to a maximum participation of $75,000,000 in Sequa's eligible trade receivables through a bank administered multi-seller commercial paper conduit. The RPA was amended twice in the second quarter of 2005, first to include certain foreign trade receivables in order to broaden the total pool of eligible trade receivables and, second, to terminate the participation of two parties to the agreement, leaving one sole administrator of the commercial paper conduit, which resulted in a reduction of the facility and usage fees.  The RPA was further amended in October 2005 to exclude from eligibility Delta Airlines, Inc. (“Delta”), Northwest Airlines Corporation (“Northwest”), and Delphi Automotive Systems (“Delphi”) receivables, all of which recently filed for voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”).  Sequa's availability under the RPA as of December 31, 2005 is approximately $55,200,000.  A back-up liquidity line provided by the bank is annually renewable at the bank's option and contains a net worth covenant applicable to Sequa.  The sale of receivables through the bank administered conduit is funded through the sale of A1/P1 rated commercial paper. SRC pays a facility fee of 0.65% per annum plus 0.45% per annum above the commercial paper rate based on usage. SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125," transactions under the RPA qualify as a sale of receivables. At December 31, 2005 and 2004, no trade receivables were sold under the RPA.   However, amounts were sold and settled in full during 2005, resulting in $165,000 of expense recorded in Other, net in the Consolidated Statement of Income in 2005.   In 2004 and 2003, $0 and $566,000 were included in Other, net, respectively.

     Trade receivables at December 31, 2005 and 2004 are reduced by allowances for doubtful accounts of $15,465,000 and $10,192,000, respectively.  In 2005, the allowance for doubtful accounts includes $5,579,000 related to certain pre-petition receivables of Delta and Northwest, both of which filed voluntary petitions for reorganization under Chapter 11 on September 14, 2005.

     Unbilled receivables relate to the Aerospace segment's material-by-the-hour contracts, which began to contribute revenue in 2004. Unbilled receivables are limited to amounts that are contractually recoverable.

Note 3.  Inventories

     The components of inventories are as follows:

	At December 31,
	2005	2004
	(Amounts in thousands)
Finished goods	$209,020	$220,899
Work in process	135,337	112,280
Raw materials	146,413	115,874
Customer deposits	(19,731)	(20,520)
	$471,039	$428,533

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4.  Investments and Other Receivables

     Sequa's investments and other receivables consist of the following items:

	At December 31,
	2005	2004
	(Amounts in thousands)
Investments in unconsolidated joint ventures	$75,887	$69,903
Cash surrender value of corporate-owned
life insurance	19,894	17,336
Restricted cash - letter of credit facility	-	17,289
Business transferred under contractual arrangements	715	7,710
Investment in TCT Acquisition, Inc.	5,195	5,195
Other receivables	3,519	3,155
	$105,210	$120,588

     Investment in unconsolidated joint ventures. Sequa has investments in numerous unconsolidated joint ventures, primarily in the Aerospace segment.

     Chromalloy is a partner in joint ventures aimed at strengthening its ties to certain original equipment manufacturers (“OEMs”) and airline customers, as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements. Sequa's investment in Chromalloy's joint ventures was $74,427,000 and $68,023,000 at December 31, 2005 and 2004, respectively. The combination of income and losses of Chromalloy's joint ventures was income of $15,805,000 in 2005, $10,307,000 in 2004 and $9,673,000 in 2003. The largest of the Chromalloy joint ventures are discussed in the following paragraphs.

     Chromalloy and Siemens Westinghouse Power Corporation and Siemens Aktiengesellschaft (collectively referred to as Siemens) have joint ownership of four operating companies.  Three of the companies provide service and repairs for heavy industrial gas turbines manufactured by other companies, and for gas turbines based on the mature technologies of Siemens and its affiliates.  These three operating companies are: TurboCare Gas Turbine Services LLC (“TCGTS”), Turbine Services Ltd (“TS”) and Gas Turbine Technologies, S.p.A. (“GTT”).  The fourth operating company, Turbine Airfoil Coating and Repair, LLC (“TACR”), provides coating and component services on Siemen's advanced engines.  Chromalloy has a 49% ownership interest in TCGTS, which serves the North, Central and South American markets.  Chromalloy has a 51% ownership interest in, and operating control over, TS which has operating assets in the UK and Thailand and serves Europe, the Far East and Middle East.  The financial statements of TS are consolidated with those of Sequa, and a Siemens minority interest is reflected.  MJB International Limited (“MJB”), a partnership with Al Masaood, is 49% owned by TS and provides repair and maintenance services for industrial gas turbines from a facility in the United Arab Emirates.  Sequa has guaranteed up to $6,589,000 of MJB's bank line of credit.  At December 31, 2005, no amounts were outstanding under this facility.  Chromalloy has a 20% ownership interest in GTT, which serves Italy and certain other countries.  Chromalloy has a 49% ownership interest in TACR.

     Chromalloy has a 52.6% ownership interest in BELAC, a component manufacturing operation that produces new replacement parts for jet engines. The 52.6% ownership interest does not equate to a controlling interest, primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions. While Chromalloy's partners in this joint venture are major commercial airlines, whose industry has been under significant pressures, management believes that the venture is adequately capitalized to carry on its principal operations without additional subordinated financial support. At December 31, 2005, Sequa's investment in BELAC totaled $11,014,000. In the first quarter of 2003, Sequa's equity share of income from BELAC included a $3,947,000 gain relating to the proceeds of a settlement with a former partner whose withdrawal increased the remaining partners' ownership position. Due to BELAC's adequate level of capitalization, approximately 80% of the settlement amount was distributed to the remaining partners through a dividend. BELAC is not a variable interest entity as defined in Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities," and therefore its financial statements are not consolidated with those of Sequa.

     Chromalloy has two 50/50 joint ventures with Rolls-Royce plc: Turbine Surface Technologies Ltd (“TSTL”), which provides advanced coatings for Rolls-Royce turbine components, and Turbine Repair Technologies Ltd (“TRTL”), which provides advanced component repair services for certain Rolls-Royce engines. Sequa has guaranteed 50% of TSTL's future lease payments under the terms of a capitalized lease as well as 50% of an overdraft facility. Total amounts subject to the guarantees may not exceed 11,500,000 British pounds. At December 31, 2005, 5,194,000 British pounds were outstanding related to the guarantees.

     Advanced Coatings Technologies (“ACT”), a 50%-owned joint venture with United Technologies Corporation, owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts.

     Summarized financial information for Sequa's joint ventures in the aggregate is as follows:

	At December 31,
	2005	2004
	(Amounts in thousands)
Balance sheet
Current assets	$174,753	$151,627
Noncurrent assets	117,572	121,170
Current liabilities	64,623	62,469
Noncurrent liabilities	60,257	52,000

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Statement of Income
Sales	$310,033	$275,742	$227,376
Operating income	43,418	31,676	25,591
Net income	34,548	24,552	23,691

     Restricted cash and cash collateral.  In the first quarter of 2005, Sequa's uncommitted $50.0 million credit line facility for the issuance of letters of credit was amended to eliminate the previously required cash collateral balance.  The $50.0 million facility was subsequently replaced with a similar facility signed on December 21, 2005. See Note 9 Indebtedness for further information.

     Business transferred under contractual arrangements.  On October 22, 2004, Sequa, through its wholly-owned Chromalloy subsidiary, sold the business and substantially all of the assets and certain of the liabilities of Chromalloy's Turbine Airfoils Division (“TAD”) to Turbine Airfoils Designs, Inc., an affiliate of Chasco Capital Corporation, the merchant banking arm of The Walton Johnson Group, Inc. The Walton Johnson Group, Inc. is a minority-owned diversified holding company based in Dallas, Texas. Chromalloy received $1,000,000 in cash, subject to certain adjustments, and $7,000,000 in notes receivable secured by a first lien against the inventory and property, plant and equipment of Turbine Airfoils Design, Inc. The notes are due and payable at prescribed intervals ending on January 31, 2007. In 2004, a pre-tax loss of approximately $2,563,000, largely driven by transaction related charges, was recognized on the sale. In accordance with Statement of Financial Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (“FAS 144”), the sale of TAD did not qualify as a discontinued operation due to a significant level of seller provided financing. In accordance with Securities and Exchange Commission guidelines, if a determination is made that a legal transfer of a business ownership should not be recognized as a divestiture for accounting purposes, the assets and liabilities of the business that were subject to the transaction should be segregated in the balance sheet of the selling entity with captions that appropriately convey the distinction between the legal form of the transaction and its accounting treatment.  In 2005, Sequa received $800,000 as payment on the investment, which also allowed for an agreed-upon deferral with respect to the timing of certain scheduled payments, and recorded a charge of $6,195,000 to partially reserve for the remainder of the investment, based on the cumulative losses in TAD’s operations in 2005.

Note 5.  Discontinued Operations

     During 1991, Sequa adopted a formal plan to divest the investment portfolio of its leasing subsidiary, Sequa Capital Corporation (“Sequa Capital”), and to classify it as a discontinued operation. Sequa Capital's remaining investment in leveraged leases will be liquidated over the next 6 years as rentals are received and residual values are realized. On September 14, 2005, Delta Airlines, Inc. and certain of its subsidiaries ("Delta") filed a voluntary petition for reorganization under Chapter 11.  Sequa Capital held an investment in an aircraft leveraged lease with Delta with a net amount of $13,884,000 at September 14, 2005.  Sequa Capital has determined that this investment is fully impaired as a result of the bankruptcy filing.  The after-tax charge to discontinued operations amounted to $9,697,000 or $0.91 per share in 2005.

     Sequa's investment in the leveraged lease portfolio is subject to risks associated with the ultimate realizability of estimated residual values, as well as the continuing creditworthiness of the various lessees. At December 31, 2005, Sequa's sole remaining investment in an aircraft lease with a major commercial airline (American Airlines, Inc.) totaled $18,083,000.

     On November 4, 2004, Sequa sold the business and substantially all of the assets and certain of the liabilities of Sequa Can Machinery to Stolle Machinery Company, LLC (“Stolle”). Sequa received $40,771,000 in cash, subject to certain adjustments. A preliminary after-tax gain of approximately $3,193,000 (pre-tax gain of $5,592,000) was recognized on the sale.

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

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Assets and liabilities of discontinued operations are separately presented in the Consolidated Balance Sheet. The components of discontinued operations included in the Consolidated Balance Sheet are as follows:

	At December 31,
	2005	2004
	(Amounts in thousands)

Current assets:
Investment in leveraged leases	$6,761	$222
Total current assets	$6,761	$222

Long-term assets:
Investment in leveraged leases	$42,512	$62,920
Other assets	6,643	6,924
Total long-term assets	$49,155	$69,844

Noncurrent liabilities:
Other liabilities	$1,494	$1,665
Total noncurrent liabilities	$1,494	$1,665

     (Loss) Income from discontinued operations relates to the 2005 write-off of the net investment in the Delta lease and in prior years to the Sequa Can Machinery, TCT and the ARC propulsion businesses, and can be summarized as follows:

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Sales	$-	$55,967	$229,885
Costs and expenses	-	52,141	213,808
Operating income	-	3,826	16,077
Other income	-	97	902
Income before income taxes	-	3,923	16,979
Income tax provision	-	(1,700)	(7,800)
Income before gain on sale	-	2,223	9,179
Gain on sale of businesses, net of tax	-	4,334	3,104
Income from discontinued operations before write-offs on leveraged lease portfolio	-	6,557	12,283
Write-offs on leveraged lease portfolio, net of tax	(9,697)	-	-
(Loss) income from discontinued operations	$(9,697)	$6,557	$12,283

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.  Property, Plant and Equipment, Net

     Property, plant and equipment, net consists of the following:

	At December 31,
	2005	2004
	(Amounts in thousands)
Land and improvements	$28,164	$27,654
Buildings and improvements	243,099	241,681
Machinery and equipment	979,425	994,691
Construction in progress	36,624	20,411
	1,287,312	1,284,437
Accumulated depreciation	(860,211)	(853,100)
	$427,101	$431,337

     Depreciation expense was $74,566,000 in 2005, $82,795,000 in 2004 and $71,298,000 in 2003.

     In 2004, depreciation expense included $4,146,000 related to asset impairment charges.

Note 7.  Goodwill

     Statement of Financial Accounting Standards No. 142 establishes specific guidelines for use in evaluating the impairment of goodwill. Under SFAS No. 142, goodwill is considered impaired and an impairment loss must be recognized if the implied fair value of a reporting unit's goodwill is less than its carrying amount. The implied fair value of goodwill is determined by subtracting the fair value of the recognized assets and liabilities of the reporting unit from the fair value of the reporting unit.

     Pursuant to SFAS No. 142, goodwill is to be reviewed for impairment on an annual basis. Sequa has selected October 1 as the date for subsequent reviews. Sequa reviewed its goodwill as of October 1, 2005, 2004 and 2003 and determined that no impairment of goodwill had occurred.

     The $3,757,000 decrease in goodwill in the Consolidated Balance Sheet is comprised as follows:  a $2,941,000 decrease attributable to foreign currency translation adjustments; a $991,000 decrease attributable to a purchase price adjustment related to a settlement of a contingency on the 2002 purchase of the remaining 50% ownership of a Chromalloy overhaul operation, and a $175,000 increase for a purchase price adjustment related to the 2004 acquisition of a small manufacturer of test products used by the detergent and chemical industry.  Chromalloy's February 2005 acquisition of certain assets and liabilities of AAR Corp's (“AAR”) Engine Component Repair business unit resulted in negative goodwill which reduced the recorded value of long-term tangible assets acquired.  Chromalloy paid an adjusted cash consideration of $7,314,000 and transferred certain inventory to AAR.  As part of the transaction, a multi-year parts supply agreement was executed under which Chromalloy purchases parts from AAR subject to an annual minimum threshold.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8.  Deferred Charges and Other Assets

     Deferred charges and other assets consist of the following items:

	At December 31,
	2005	2004
	(Amounts in thousands)
Prepaid pension cost	$105,799	$95,182
Debt issuance costs	10,827	7,520
Trademarks	1,332	1,540
Other	2,705	2,846
	$120,663	$107,088

Note 9.  Indebtedness

     Long-term debt is as follows:

	At December 31,
	2005	2004
	(Amounts in thousands)
Senior Unsecured Notes, at 9%, due 2009	$498,000	$498,000
Senior Unsecured Notes, at 8 7/8%, due 2008	299,500	300,000
Barclays term loan facility, due 2010	99,386	-
Barclays revolving credit facility	3,330	-
Bangkok Bank	27,974	-
Net (discount) premium on Senior Unsecured Notes	(55)	105
Other	-	520
	928,135	798,625
Less current maturities	(43,304)	(520)
	$884,831	$798,105

     The aggregate maturities of total long-term debt during the next five years are $43,304,000 in 2006, $12,000,000 in 2007, $311,500,000 in 2008, $510,000,000 in 2009 and $51,386,000 in 2010, excluding the amortizable discount and premium associated with the 9% and 8 7/8 % Senior Unsecured Notes.

     On December 21, 2005, certain foreign units in the Specialty Chemicals and Aerospace segments, each of which are indirect, wholly-owned foreign subsidiaries of Sequa and Sequa, as agent for such subsidiaries, entered into a Facility Agreement (the “Facility Agreement”) with Barclays Bank PLC  (“Barclays”) acting as agent and Security Agent for further syndication and arranged by Barclays Capital.  The Facility Agreement is comprised of a $100,000,000 five year term, variable rate, multicurrency loan with quarterly principal repayments of $3,000,000, a $35,000,000 five year term revolving credit facility available to the participating foreign subsidiaries and a $50,000,000 five year term letter of credit facility which replaced Sequa’s previous letter of credit facility.

     The Facility Agreement is secured by the assets of Sequa’s Specialty Chemical segment as well as certain foreign operations of its Aerospace segment.  The Facility Agreement is subject to financial covenants relating to the participating subsidiaries, including, as defined by the terms of the Facility Agreement, ratios of Net Borrowings to EBITDA; EBITDA to Interest Expense; Cash Flow to Senior Debt Service and Cash Flow to Total Debt Service.  Operating restrictions include, with specified allowed maximums as defined in the Facility Agreement, amounts to be expended on mergers and acquisitions, investments in joint ventures, inter company loans, capital lease obligations and guarantees. The proceeds of the $100,000,000 five year term loan were repatriated to the United States as part of Sequa’s program to maximize the extent of accumulated foreign earnings that can be repatriated in 2005 under the Act.

     Due to the complexities of foreign and domestic tax issues associated with the repatriation, and the associated need to restructure certain lines of foreign ownership, a $27,974,000 short-term loan existed at December 31, 2005 between a Thailand subsidiary of Chromalloy and Bangkok Bank.  A $28,407,000 restricted cash balance resides within Thailand as collateral for principal and interest owed on the Bangkok Bank loan, which will be repaid in the first quarter of 2006.

     In November 2005, Sequa purchased $500,000 of the outstanding 8.875% Senior Unsecured Notes at 103.5% of face value.

Note 10.  Income Taxes

     The components of income (loss) from continuing operations before income taxes were:

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Domestic	$(9,902)	$(47,381)	$(51,226)
Foreign	70,022	59,651	43,681
	$60,120	$12,270	$(7,545)

     The income tax provision (benefit) related to continuing operations consisted of:

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)
United States Federal
Current	$(821)	$950	$206
Deferred	(2,599)	(18,153)	(21,224)
State and local	(2,566)	914	(1,486)
Foreign	19,986	15,889	15,804
	$14,000	$(400)	$(6,700)

     The income tax provision (benefit) related to continuing operations is different from the amount computed by applying the US Federal statutory income tax rate of 35% to income (loss) from continuing operations before income taxes. The reasons for this difference are as follows:

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Computed income taxes at statutory rate	$21,042	$4,295	$(2,641)
State and local taxes, net of Federal income
tax benefit	(929)	594	1,158
Foreign subsidiaries at different tax rates	(2,912)	(2,983)	(1,653)
Foreign losses/(earnings) not benefited/(provided)	(1,976)	(2,164)	1,850
Adjustment to net operating loss carryforward due to
completion of Internal Revenue Service audits	-	2,810	-
Reversal of reserves	(1,900)	-	(2,800)
Extraterritorial income	(336)	(289)	(525)
Other, net	1,011	(2,663)	(2,089)
	$14,000	$(400)	$(6,700)

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In 2005, Sequa reversed $800,000 of income tax reserves no longer required based on a current analysis of probable exposures and $1,100,000 of income tax reserves related to the satisfactory resolution of a state tax matter.  In 2003, Sequa reversed $2,800,000 of income tax reserves no longer required based on a then current analysis of probable exposures.

     In the fourth quarter of 2004, the American Job Creation Act of 2004 (the “Act”) was passed, which provides a special one-time 85% dividends received deduction on the repatriation of certain foreign dividends paid by December 31, 2005, provided the criteria outlined in the tax law are met.  Detailed guidance was subsequently issued by the Internal Revenue Service (“IRS”) on January 13, 2005.  In December 2004, the FASB issued FASB Staff Position 109-2, which provided interpretative guidance in connection with accounting for the impact of the Act.

     Sequa evaluated the complexities of the IRS guidance as well as the local laws and other agreements that govern dividends distributed by foreign subsidiaries. Sequa repatriated through dividends approximately $184,800,000 of qualified foreign earnings in the fourth quarter of 2005.  Of the total amount, $84,800,000 represented available cash on hand at certain foreign operations and the remaining $100,000,000 was available as a result of executing a loan agreement dated December 21, 2005 with a major foreign bank leveraging certain foreign operations. Sequa recorded a tax provision of $9,100,000 for the year ended December 31, 2005 related to the above dividend.

     No provision has been made for US or additional foreign taxes on $158,856,000 of undistributed earnings of foreign subsidiaries. Sequa intends to permanently reinvest these earnings in its foreign operations, except where future opportunities exist whereby such earnings are capable of being repatriated without any material incremental tax provision.

     The deferred tax provision represents the change in deferred tax assets and liabilities from the beginning of the year to the end of the year resulting from changes in the temporary differences between the financial reporting basis and the tax basis of Sequa's assets and liabilities.

     Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities are as follows:

	At December 31, 2005
	Deferred	Deferred
	Tax	Tax
	Assets	Liabilities
	(Amounts in thousands)

Accounts receivable allowances	$4,410	$-
Inventory valuation differences	14,731	678
Depreciation	9,954	34,124
Amortizable assets including goodwill	8,510	3,677
Lease and finance transactions	-	31,439
Accruals not currently deductible for tax purposes	34,770	-
Pension liability	15,224	42,207
Tax net operating loss carryforward	84,282	-
Alternative minimum tax credit carryforward	29,193	-
Other tax credit carryforwards	9,900	-
All other	18,441	19,591
Subtotal	229,415	131,716
Valuation allowance	(25,773)	-
Total deferred taxes	$203,642	$131,716

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	At December 31, 2004
	Deferred	Deferred
	Tax	Tax
	Assets	Liabilities
	(Amounts in thousands)

Accounts receivable allowances	$2,530	$-
Inventory valuation differences	19,279	568
Depreciation	5,809	39,288
Amortizable assets including goodwill	8,504	2,919
Lease and finance transactions	-	47,520
Accruals not currently deductible for tax purposes	36,157	-
Pension liability	18,138	37,470
Tax net operating loss carryforward	88,683	-
Alternative minimum tax credit carryforward	29,313	-
Other tax credit carryforwards	8,991	-
All other	18,373	17,695
Subtotal	235,777	145,460
Valuation allowance	(23,722)	-
Total deferred taxes	$212,055	$145,460

     In 2004, a valuation allowance was established to reduce the deferred tax asset recorded for certain tax credits that may expire unutilized and to reduce the tax benefit recorded for a portion of the cumulative losses of foreign subsidiaries. The alternative minimum tax credit carryforward does not expire and can be carried forward indefinitely. Sequa has a domestic tax net operating loss carryforward of $171,589,000 at December 31, 2005 that expires in 2010 through 2024.

     Management believes that its domestic net operating loss carryforwards will be utilized before their expiration through future reversals of existing taxable temporary differences, future earnings and available tax planning strategies. Sequa's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions; the state of the airline industry and other major markets; competitive pressures on sales and margins; and other factors beyond management's control. There can be no assurance that Sequa will meet its expectations for future domestic taxable income in the carryforward period or that available tax strategies can be enacted. However, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income and available tax strategies will be sufficient to fully realize the domestic net operating loss carryforwards at December 31, 2005.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.  Accrued Expenses

     Sequa's accrued expenses consist of the following items:

	At December 31,
	2005	2004
	(Amounts in thousands)
Salaries and wages	$55,914	$58,804
Interest	25,437	25,443
Current portion of pension liabilities	6,000	-
Restructuring	875	1,707
Current portion of environmental liabilities	6,200	6,000
Current portion of casualty insurance liabilities	6,600	6,700
Warranty	9,253	8,634
Customer rebates	15,827	17,051
Royalties	3,319	2,860
Insurance	5,046	5,742
Taxes other than income	5,274	6,100
Billings in excess of revenues	4,963	1,067
Customer Deposits	4,423	6,836
Other	27,265	30,039
	$176,396	$176,983

     Casualty insurance reserves relate to worker's compensation, product and general liability and automobile insurance coverage for which Sequa is self insured with respect to a per-claim deductible of $500,000 to $2,000,000 depending on the policy year. Casualty insurance reserve requirements are determined through an annual actuarial review of historical losses and claim growth rates performed by a third party. The review projects the estimated ultimate total losses by policy year and recognizes incurred but not reported claims. Casualty insurance reserves are at undiscounted amounts.

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

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Warranty reserves at beginning of year	$9,609	$8,628	$7,227
Warranties issued	7,725	7,004	5,820
Settlements issued	(6,152)	(5,861)	(5,696)
Changes in liability for pre-existing warranties,
including expirations	(154)	(527)	662
Foreign currency translation adjustments	(659)	365	615
Warranty reserves at end of year	10,369	9,609	8,628
Long-term portion	(1,116)	(975)	(1,048)
Current portion	$9,253	$8,634	$7,580

     Customer rebate agreements are primarily based on sales volume. Most agreements are annual in nature although certain monthly, three-month and six-month agreements exist. Rebate-related charges are accrued monthly over the specific agreement period based on actual and/or forecasted sales volumes. Rebate charges are netted against sales in the Consolidated Statement of Income.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Other accrued expenses include such items as legal reserves, professional services, customer claims, utilities and commissions. No item in this category is individually greater than 5% of total current liabilities.

Note 12.  Other Noncurrent Liabilities

     Sequa's other noncurrent liabilities consist of the following items:

	At December 31,
	2005	2004
	(Amounts in thousands)
Defined benefit pension plans	$29,772	$38,954
Minority interest	25,129	19,025
Environmental liabilities	6,837	10,640
Casualty insurance liabilities	9,357	10,086
Other	22,172	26,840
	$93,267	$105,545

Note 13.  Financial Instruments

     Sequa utilizes forward foreign exchange contracts and derivatives thereof to reduce exposure to foreign currency fluctuations on certain existing assets and liabilities, firm commitments and anticipated transactions. Sequa also utilizes natural gas swap agreements to convert a portion of its estimated natural gas requirements to fixed rates. Sequa's accounting policies with respect to these financial instruments are described in Note 1 to these Consolidated Financial Statements. At December 31, 2005 and December 31, 2004, Sequa had forward foreign exchange contracts and derivatives thereof with notional amounts primarily denominated in Euros: 21,348,000 and 59,854,000, respectively; in US dollars: 13,339,000 and 8,832,000, respectively. No natural gas swaps were outstanding as of December 31, 2005 and 2004. In January 2006, Sequa entered into a natural gas swap with an initial notional amount of $2,665,000 (extends through December 2006) to cover a portion of its natural gas requirements.

     The following table presents the carrying amounts and fair values of Sequa's derivative and non-derivative financial instruments:

	At December 31,
	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Amounts in thousands)
Assets
Cash and cash equivalents	$289,218	$289,218	$204,842	$204,842
Forward foreign exchange
contracts	893	893	418	418
Liabilities
Current and long-term debt	928,135	970,050	798,625	884,290
Forward foreign exchange
contracts	397	397	2,154	2,154

     The fair value of cash and cash equivalents approximates the carrying amount due to the short maturity of those instruments. The fair value of Sequa's debt is primarily based upon quoted market prices of publicly traded securities, except the $100,000,000 debt issuance with Barclays effective December 21, 2005 with variable interest rates, which issuance amount approximates fair value at December 31, 2005. The fair value of forward foreign exchange contracts and derivatives thereof is based on fair market valuations.

Note 14.  Pension Plans and Postretirement Benefits

     Sequa sponsors various defined benefit pension plans covering certain salaried and hourly employees. The defined benefit plans provide benefits based primarily on the participants' years of service and compensation. Sequa's pension plans are funded to accumulate sufficient assets to provide for accrued benefits. Sequa also has several unfunded supplemental executive retirement plans for certain key executives. These plans provide for benefits that supplement those provided by Sequa's other retirement plans.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The status of all of Sequa's significant domestic and foreign defined benefit plans was as follows:

	Funded Defined Benefit		Unfunded Supplemental
	Pension Plans		Retirement Plans
	At December 31,
	2005	2004	2005	2004
	(Amounts in thousands)
Change in Benefit Obligation
Benefit obligation at beginning
of year	$470,739	$451,221	$23,788	$22,593
Service cost	9,778	11,445	545	573
Interest cost	27,269	26,682	1,424	1,368
Actuarial loss	25,585	1,668	1,461	315
Plan amendments	772	2,197	(266)	309
Curtailments	(6,353)	(3,989)	-	(202)
Participant contributions	926	942	-	-
Benefits paid	(24,508)	(25,626)	(1,117)	(1,168)
Translation adjustment	(9,789)	6,199	-	-
Benefit obligation at end of year	$494,419	$470,739	$25,835	$23,788

Change in Plan Assets
Fair value of plan assets at
beginning of year	$465,296	$394,005	$-	$-
Actual return on plan assets	52,750	62,227	-	-
Contributions	13,311	29,056	1,117	1,168
Benefits paid	(24,508)	(25,626)	(1,117)	(1,168)
Translation adjustment	(10,258)	5,634	-	-
Fair value of plan assets at end
of year	$496,591	$465,296	$-	$-

Reconciliation of Funded Status
Funded status	$2,172	$(5,443)	$(25,835)	$(23,788)
Unrecognized net actuarial loss (gain)	98,618	101,759	886	(576)
Unrecognized prior service cost	4,214	6,720	584	1,027
Unrecognized transition asset	-	211	-	-
	$105,004	$103,247	$(24,365)	$(23,337)

Included in:
Deferred charges	$105,215	$95,182	$584	$-
Accrued expenses	(6,000)	-	-	-
Other noncurrent liabilities	(4,605)	(15,617)	(25,166)	(23,337)
Accumulated other comprehensive
loss	10,394	23,682	217	-
	$105,004	$103,247	$(24,365)	$(23,337)

     The accumulated benefit obligation for all of Sequa's significant domestic and foreign defined benefit plans was $480,165,784 and $448,066,000 at December 31, 2005 and 2004, respectively.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Information with respect to those funded defined benefit plans with an accumulated benefit obligation in excess of plan assets is as follows:

	At December 31,
	2005	2004
	(Amounts in thousands)
Projected benefit obligation	$55,253	$138,179
Accumulated benefit obligation	54,968	136,023
Fair value of plan assets	44,362	120,406

     Effective December 31, 2005, the Atlantic Research Corporation Employees' Pension Plan (“ARC Pension Plan”) was merged into Sequa's largest defined benefit plan.  The merger resulted in a reduction of funded defined benefit plans with an accumulated benefit obligation in excess of plan assets.

     The net periodic pension cost of all of Sequa's significant domestic and foreign defined benefit plans includes the following components:

	Funded Defined Benefit Pension Plans
	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Service cost	$9,778	$11,445	$11,908
Interest cost	27,269	26,682	25,663
Expected return on assets	(37,403)	(32,549)	(20,688)
Amortization of net transition amount	211	213	180
Amortization of prior service cost	2,239	2,632	2,047
Recognized net loss	2,351	5,056	7,566
Special termination benefits cost	-	169	-
Net periodic pension cost	4,445	13,648	26,676
Loss due to curtailments/early retirement
enhancements	2,554	2,752	914
	$6,999	$16,400	$27,590

	Unfunded Supplemental Retirement Plans
	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Service cost	$545	$573	$488
Interest cost	1,424	1,368	1,322
Amortization of prior service cost	177	207	217
Recognized net gain	-	-	(52)
Net periodic pension cost	2,146	2,148	1,975
Gain due to curtailment	-	(136)	-
	$2,146	$2,012	$1,975

     In the third quarter of 2005, Sequa's largest defined benefit plan, the Sequa Retirement Plan (the “Retirement Plan”), was amended whereby effective December 31, 2005, all active participants who have not reached the age of 45 are excluded from further participation in the Retirement Plan.  Such individuals will instead receive an increased contribution to the Sequa 401(k) Plan (the “Sequa 401(k) Plan”).  Individuals who are 45 years of age or older had the one-time option of either continuing in the Retirement Plan or electing to receive the additional contribution to the Sequa 401(k) Plan. Sequa recorded a pension curtailment charge to operating income of $2,292,000 in 2005 as a result of this amendment.  The pension curtailment charge was actuarially allocated as follows: Aerospace; $1,656,000; Metal Coating; $385,000 and Corporate; $251,000.  In addition, as a result of the merger of the ARC Pension Plan into Sequa's largest defined benefit plan effective December 31, 2005, Sequa recorded an additional curtailment charge of $186,000 in the fourth quarter of 2005.

     At the end of 2004, the benefit obligation for employees at certain continuing operations were frozen within Sequa's largest defined benefit pension plans. These employees now participate in an enhanced 401(k) plan.  Curtailment losses related to this amendment amounted to $760,000. The sale of the TAD business resulted in an additional curtailment of $804,000 in 2004.

     In 2004, Sequa completed the sale of certain assets and liabilities of Sequa Can Machinery and TCT. The net periodic pension cost included in discontinued operations with respect to these units was $904,000 in 2004 and $1,971,000 in 2003. The curtailment costs included in discontinued operations with respect to these units were $1,145,000 in 2004.

     In 2003, Sequa completed the sale of its ARC propulsion business. The benefit obligations and plan assets of the ARC Pension Plan were retained by Sequa and benefits were frozen for transferred propulsion employees as well as ARC Automotive employees. The net periodic pension cost included in the results of the ARC propulsion discontinued operation was $3,858,000 in 2003.

     Assumptions. The weighted average assumptions used to determine benefit obligation and the net periodic pension cost are as follows:

	Benefit
	Obligations
	At December 31,
	2005	2004
Discount rate	5.85%	6.00%
Rate of compensation increase	(a)	(b)

	Net Periodic Pension Cost
	At December 31,
	2005	2004	2003
Discount rate	6.00%	6.00%	6.75%
Expected long-term return on plan assets	8.30%	8.30%	8.30%
Rate of compensation increase	(a)	(b)	(c)

(a)		A graded rate of increase in compensation levels was utilized: 3.5% in 2006 and 4.0% thereafter.
(b)		A graded rate of increase in compensation levels was utilized: 4.0% in 2004, 3.5% in 2005 and 4.0% thereafter.
(c)		A graded rate of increase in compensation levels was utilized: 3.5% in 2003, 4.0% in 2004 and 4.5% thereafter.

     In determining the expected return on plan assets, Sequa considers the allocation of plan assets, the historical performance of total plan assets, and economic and other indicators of future performance. In addition, Sequa may consult with and consider the opinions of financial and other professionals in developing appropriate return benchmarks.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Contributions. Sequa contributed $13,311,000 and $29,056,000 to its qualified pension plans in 2005 and 2004, respectively.  Sequa expects to contribute approximately $6,000,000 to its domestic defined pension plans in 2006. Management may elect to accelerate or make additional pension plan contributions based on available liquidity.

     Sequa's minimum pension contributions are determined using a three-year asset smoothing methodology. This approach is one of the allowed methods of calculating pension contributions under IRS regulations and serves to lessen the effect that dramatic swings in the equity markets have on the value of plan assets used in determining levels of funding.

     The following estimated future benefit payments for Sequa's significant domestic and foreign funded and unfunded defined benefit plans, and which reflect expected future service, are expected to be paid in the years indicated:

	Estimated Future Benefit Payments (1)
Year	Funded Defined Benefit Pension Plans	Unfunded Supplemental Retirement Plans
	(Amounts in thousands)
2006	$24,427	$1,378
2007	25,124	2,399
2008	26,056	2,205
2009	27,103	2,069
2010	28,057	1,953
2011-2015	160,238	9,286

(1)		Estimated future benefit payments for Other Postretirement Benefits are not included in the above table, as the amounts were not considered significant in the aggregate.

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

     Sequa's investment strategy with respect to the overall allocation of domestic assets and the actual allocation at December 31, 2005 and 2004 are as follows:

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Targeted Investment Range
		At December 31,
		2005	2004
Equities:
US diversified	30-50%	44.3%	42.8%
Foreign	5-20	11.0	11.3
Sequa common stock	0-10	9.4	8.7
Emerging market	5-15	6.5	5.4
Total equities	40-95%	71.2%	68.2%

High yield and other debt securities	10-35	11.2	11.5
Real estate including REITs	5-15	11.2	10.5
Private equity	0-10	4.4	4.9
Cash and cash equivalents	5-15	2.0	4.9
		100.0%	100.0%

     Assets of foreign plans, which comprise approximately 20% of the total of Sequa's significant domestic and foreign defined benefit plan assets at December 31, 2005, tend to be invested equally in equity and fixed income securities. Equity securities are generally of a non-US nature, and fixed income securities include the purchase of plan annuities to cover retirees.

     Employees not covered by the defined benefit plans discussed above generally are covered by multi-employer plans as part of collective bargaining agreements or by small local plans. Pension expense for these multiemployer plans and small local plans was not significant in the aggregate.

     Sequa's domestic non-union employees are eligible to participate in Sequa's 401(k) plans. Expenses recorded for Sequa's company contributions under these plans with respect to continuing operations were $6,061,000 in 2005, $4,168,000 in 2004 and $3,749,000 in 2003. The amendment effective January 1, 2005, in which certain continuing operations were frozen within Sequa's largest defined benefit plan to participate in an enhanced 401(k) plan, resulted in higher company contributions in 2005 compared to prior year.

     Postretirement health care and other insurance benefits are provided to certain retirees. The actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, are as follows:

	Other
	Postretirement Benefits
	At December 31,
	2005	2004
	(Amounts in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,132	$671
Service cost	-	27
Interest cost	49	62
Actuarial (gain) loss	(452)	454
Participant contributions	3	2
Benefits paid	(91)	(84)
Benefit obligation at end of year	$641	$1,132

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Net periodic postretirement benefit cost includes the following components:

	Other
	Postretirement Benefits
	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Service cost	$-	$27	$29
Interest cost	49	62	50
Amortization of net loss	28	75	4
Amortization of unrecognized prior
service cost	-	27	7
Net periodic postretirement benefit cost	77	191	90
Gain due to curtailments/settlements	-	-	(308)
	$77	$191	$(218)

     Discount rates used in valuing the benefit obligation and net periodic benefit cost of the unfunded postretirement health care and other insurance benefits are consistent with those used in valuing the defined benefit pension plans. An average health care cost trend rate was assumed of approximately 11%, progressively decreasing to approximately 6% in the year 2011 and thereafter. A one percentage point change in the assumed health care cost trend rate would not have a material effect on the postretirement benefit obligation or on the aggregate service cost and interest cost components of the net periodic postretirement benefit cost.

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

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     At December 31, 2005, 4,135,614 shares of Sequa Class A common stock were reserved for the conversion of preferred and Class B common stock, and for the exercise of outstanding stock options.

     The following table summarizes shares held in treasury:

	At December 31,
	2005	2004	2003
Class A common stock	119,251	207,263	212,225
Class B common stock	397,283	397,283	397,283
Preferred stock	383,990	383,990	383,990

     The 61,600 shares and 75 shares of cumulative convertible preferred stock exchanged for Class A stock in June 2005 and August 2005, respectively, were retired.

     During the years ended December 31, 2005 and 2004, no cash dividends were declared on Sequa Class A common shares or Class B common shares.

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

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following table summarizes the activity related to employee stock options for the three years ended December 31, 2005:

		Weighted
		Average
	Options	Price
Outstanding at December 31, 2002	366,100	$56.85
Granted	495,000	$41.76
Expired or Cancelled	(330,350)	$57.90
Exercised	-	$-
Outstanding at December 31, 2003	530,750	$42.12
Granted	-	$-
Expired or Cancelled	(38,498)	$44.24
Exercised	(88,976)	$43.06
Outstanding at December 31, 2004	403,276	$41.72
Granted	3,500	$54.41
Expired or Cancelled	(10,498)	$41.35
Exercised	(87,406)	$41.54
Outstanding at December 31, 2005	308,872	$41.92

Exercisable at
December 31, 2003	33,583	$48.09
December 31, 2004	99,550	$41.66
December 31, 2005	167,714	$41.78

Available for future grant	429,729	-

Options exercisable at December 31, 2005 range in price from $38.51 to $45.87 per Class A common share.

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

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     2003 Directors' Stock Award Plan. This plan was effective December 11, 2003 and was approved at Sequa's annual meeting of stockholders in 2004. The purpose of the plan is to encourage and enable members of the Board of Directors of Sequa, who are not employed by Sequa or any of its subsidiaries or affiliates, to acquire a proprietary interest or to increase an existing interest in Sequa through the ownership of Class A common stock. The plan provides for the granting of options as approved by the Board of Directors from time to time. The option price per share may not be less than the fair market value of the Class A common stock on the date the option is granted. The options vest after a period of one year and no options may be exercised after the expiration of ten years from the date of grant. At December 31, 2005, no options were outstanding under the plan. The plan also provides that on January 15 of each calendar year beginning with 2004, eligible Directors will receive a grant of restricted Class A common stock having a market value of $10,000, unless the Board determines in its discretion prior to the grant date that a greater or lesser number of shares of restricted stock, or no shares of restricted stock, will be granted on that date. The stock is restricted for a period of one year during which time it cannot be transferred, pledged, assigned, sold or otherwise encumbered. The total number of shares that can be issued pursuant to exercise of options or pursuant to the grant of restricted stock under the plan cannot exceed 50,000 shares of Class A common stock.

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, or Lapse of Restrictions on Restricted Stock	Weighted-Average Exercise Price of Outstanding Options, or Restricted Stock	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	318,616	$41.92	516,585

Equity compensation plans not approved by security holders	14,832	$-	-

Total	333,448	$41.92	516,585

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

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17.  Accumulated Other Comprehensive Income

     The accumulated balances for each classification of other comprehensive income (loss) are as follows:

	At December 31,
	2005	2004
	(Amounts in thousands)

Cumulative translation adjustment	$14,895	$57,387
Minimum pension liability adjustment, net of
tax benefit	(6,896)	(15,393)
	$7,999	$41,994

     In 2005 and 2004, Sequa recorded other comprehensive income after tax of $8,497,000 and $23,720,000, respectively, related to partial reversals of minimum pension liability adjustments recorded in prior years. In 2005, the reversal was primarily due to the effect of the merger of the ARC Pension Plan with the more favorably funded Retirement Plan. In 2004, the reversal related to contributions to Sequa's defined benefit pension plans totaling $29,056,000, as well as a significant improvement in the equity markets.

Note 18.  Acquisitions and Dispositions

     On February 17, 2005, Chromalloy acquired certain assets and liabilities of AAR’s Engine Component Repair business unit.  Chromalloy paid an adjusted cash consideration of $7,314,000 and transferred certain inventory to AAR.  As part of the transaction, a multi-year parts supply agreement was executed under which Chromalloy purchased parts from AAR subject to an annual minimum threshold.

     In 2004, Sequa divested Sequa Can Machinery and TCT. Cash proceeds received on these divestitures were $40,771,000 and $32,000,000, respectively. Additional details with respect to these divestitures are included in Note 5 to these Consolidated Financial Statements.

     In 2004, Sequa also completed the sale of TAD for cash proceeds of $1,000,000, subject to certain adjustments, and $7,000,000 in notes receivable secured by a first lien against the inventory and property, plant and equipment of the acquiring company. This sale was not determined to be a discontinued operation in accordance with FAS 144. Additional details with respect to this divestiture are included in Note 4 to these Consolidated Financial Statements.

     In 2004, Sequa also made two niche acquisitions comprising a small sensor business and a small manufacturer of test products used by the detergent and chemical industry. The adjusted gross aggregate purchase price of these acquisitions totaled $5,944,000.

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

Note 19.  Restructuring and Related Asset Impairment Charges

     Sequa continues to review its individual operations in order to ensure their competitive positions in their respective markets.  While there were no significant restructuring activities in 2005 and 2004, ARC Automotive announced its intention in early January 2006 that certain manufacturing operations will be transferred from the US to Mexico and China, resulting in a 2006 charge of approximately $1,300,000 relating to severance costs.

     In 2003, the Consolidated Statement of Income includes restructuring charges of $6,217,000, which are composed of $6,211,000 of involuntary termination benefits; $521,000 of relocation charges; a $299,000 qualified pension plan curtailment loss; $74,000 of other restructuring charges; $307,000 of income related to the curtailment of a postretirement health care plan; and $581,000 of income related to a reversal of reserves no longer required. The reversal of reserves is due to a settlement agreement concerning amounts owed under a state economic development grant when Casco Products of the Automotive segment transferred its Connecticut manufacturing operations to lower-cost facilities in other states. Reserves concerning the amounts owed under the economic development grant were initially established in 2001 when management first committed to an exit strategy. Under the settlement agreement, amounts totaling $1,000,000 may be forgiven ($250,000 in 2004, $250,000 in 2005 and $500,000 in 2006) if Casco Products maintains a certain level of employment at its Connecticut headquarters and purchases a minimum level of goods and services from Connecticut suppliers. In addition to the 2003 restructuring costs incurred at Casco Products that were related to employee termination notification and the final transfer of manufacturing operations, the Aerospace segment closed a small repair facility transferring the operation to an existing plant and initiated workforce reductions at certain of its other facilities. The Industrial Machinery segment streamlined its operations and closed two leased facilities, transferring certain manufacturing operations to other existing facilities. The overall restructuring activities resulted in the termination of approximately 635 employees. Asset impairment charges relating to the restructuring activities in the Automotive segment totaled $225,000. The after-tax effect of the restructuring charges and related asset impairment charges reduced basic earnings per share by $0.40.

     Restructuring charges in the Consolidated Statement of Income can be summarized as follows:

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)
By caption:
Cost of sales	$-	$-	$5,282
Selling, general and administrative	(346)	(250)	935
Total	$(346)	$(250)	$6,217

By segment:
Aerospace	$(62)	$-	$2,657
Automotive:
Casco Products	(250)	(250)	663
Industrial Machinery		-	2,897
Other Products:
After Six	(34)	-	-
Total	$(346)	$(250)	$6,217

     Related asset impairment charges in 2003 are primarily included in cost of sales.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Sequa's Consolidated Balance Sheet includes accruals relating to the restructuring program of $875,000 at December 31, 2005 and $1,707,000 at December 31, 2004. Activity affecting the accrual is summarized as follows:

	At December 31,
	2005	2004	2003
	(Amounts in thousands)
Balance at beginning of year	$1,707	$3,809	$5,287
(Reversals)/charges incurred	(346)	(250)	6,217
Cash payments of involuntary termination and voluntary early retirement benefits	(425)	(1,564)	(6,469)
Relocation, facility shutdown costs and amounts paid due to a settlement concerning a state economic development grant	-	(19)	(1,344)
Other activity and translation adjustments	(61)	(269)	118
Balance at end of year	$875	$1,707	$3,809

     Sequa expects that cash expenditures related to the restructuring activities, inclusive of ARC Automotive's 2006 transfer of manufacturing activities, will total approximately $1,391,000 in 2006, with the balance extending through 2012, excluding remaining amounts up to $500,000 that may be forgiven under a settlement agreement concerning a state development grant.

     In 2005, Sequa received net cash proceeds of $1,369,000 on the sale of a property that was a small Aerospace repair facility that was closed as part of the restructuring activities in 2003.  Sequa recognized a gain of $143,000 on the sale, which is included in Other, net in the Consolidated Statement of Income.

     In 2004, Sequa received net cash proceeds of $1,567,000 on the sale of a building formerly used by the Metal Coating segment that was closed as part of the restructuring activities undertaken in 2001. Sequa recognized a gain of $350,000 on the sale, which is included in Other, net in the Consolidated Statement of Income.

     In 2003, Sequa received net cash proceeds of $737,000 from the sale of a warehouse formerly used by After Six which was no longer needed due to restructuring activities undertaken in the fourth quarter of 2002. Sequa recognized a gain of $173,000 on the sale, which is included in Other, net in the Consolidated Statement of Income.

     In 2003, Sequa also received net cash proceeds of $4,246,000 from the sale of a can-forming machinery plant that was closed as part of the restructuring activities undertaken in 2001 and was subsequently managed by Sequa's Centor unit. Sequa recognized a gain in the amount of $2,353,000 on the sale, which is included in Other, net in the Consolidated Statement of Income.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20.  Other, Net

     Other, net includes the following income (expense) items:

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)

Gain on sale of assets, net including the 2003 sale
of a can-forming machinery plant that was closed
during 2001 restructuring activities and was
subsequently managed by Sequa's Centor unit	$1,407	$818	$4,407
Gain on cash surrender value of
corporate-owned life insurance	659	1,094	2,166
Amortization of capitalized debt issuance costs	(1,920)	(1,920)	(1,709)
Letters of credit and commitment fees	(1,322)	(1,416)	(1,594)
Minority interest	(2,589)	(2,788)	(1,209)
Loss on the sale of the TAD business	-	(2,563)	-
Losses on TAD business transferred under contractual arrangements	(6,195)	-	-
Fair market valuation of foreign exchange contracts
not qualifying for cash flow hedge accounting	894	(2,514)	227
Re-audit of 2001 consolidated financial statements	-	-	(1,000)
Discount expense on sale of receivables	(165)	-	(566)
Other	(137)	(227)	41
	$(9,368)	$(9,516)	$763

Note 21.  Operating Leases

     Certain businesses of Sequa utilize leased premises or equipment under noncancellable agreements having initial or remaining terms of more than one year. The majority of the real property leases require Sequa to pay maintenance, insurance and real estate taxes. Rental expense totaled $21,435,000, $19,079,000 and $18,437,000 in 2005, 2004 and 2003, respectively.

     At December 31, 2005, future minimum lease payments under noncancellable operating leases are as follows:

(Amounts in thousands)
2006	$16,815
2007	15,069
2008	12,147
2009	9,935
2010	6,813
2011 and thereafter	6,992
$67,771

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22.  Earnings Per Share

     Basic earnings per share (EPS) for each of the periods have been computed by dividing the net earnings, after deducting dividends and the redemption premium on cumulative convertible preferred stock, by the weighted average number of common shares outstanding during the period.

     Diluted EPS reflects the potential dilution that would have occurred if each share of the cumulative convertible preferred stock outstanding were converted at the stated rate into 1.322 shares of Class A common stock and any outstanding in-the-money options to purchase shares of Class A common stock were exercised. In June 2005, 91,168 shares of Class A common stock were issued out of treasury in exchange for 61,600 shares of cumulative convertible preferred stock.  The exchange rate was 1.48 shares of Class A common stock for each share of preferred, which resulted in a premium of $655,017 over the stated exchange rate.  The 61,600 preferred shares received in the exchange were retired.  In August 2005, 99 shares of Class A common stock were issued out of treasury in exchange for 75 shares of cumulative convertible preferred stock.  There was no redemption premium recognized since the shares were exchanged at the stated rate of 1.322.  The 75 preferred shares received in the exchange were retired.  In the following table, the conversion of each share of preferred stock into 1.322 shares of common stock (464,000 common shares for 2005 period presented, 546,000 common shares for the 2004 and 2003 periods presented) was not included in the computation of diluted earnings per share because the inclusion would have had an anti-dilutive effect on earnings per share.  The elimination of preferred dividends and the exchange premium on the redemption of preferred shares were not included in the computation of diluted EPS in 2005 because inclusion would have had an anti-dilutive effect on EPS.  The resulting elimination of preferred dividends was not included in the computation of diluted EPS for 2004 and 2003 because inclusion would have had an anti-dilutive effect on EPS.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The computation of basic and diluted EPS is as follows:

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands, except per share data)

Income (loss) from continuing operations	$37,020	12,670	$(845)

Less: Preferred dividends	(1,833)	(2,064)	(2,064)

Less: Premium on partial redemption of preferred
stock	(655)	-	-

Income (loss) from continuing operations
available to common stock - basic	34,532	10,606	(2,909)

(Loss) income from discontinued operations,
net of income taxes	(9,697)	6,557	12,283

Net income available to common
stock - basic	24,835	17,163	9,374

Convertible preferred stock dividend requirements	-	-	-

Net income available to common
stock - diluted	$24,835	$17,163	$9,374

Weighted average number of common shares
outstanding - basic	10,623	10,462	10,436

Conversion of convertible preferred stock	-	-	-

Dilutive effect of exercise of stock options	65	57	1

Weighted average number of common shares
outstanding - diluted	10,688	10,519	10,437

Basic earnings (loss) per share
Income (loss) from continuing operations	$3.25	$1.01	$(0.28)
(Loss) income from discontinued operations	(0.91)	0.63	1.18
Net income	$2.34	$1.64	$0.90

Diluted earnings (loss) per share
Income (loss) from continuing operations	$3.23	$1.01	$(0.28)
(Loss) income from discontinued operations	(0.91)	0.63	1.18
Net income	$2.32	$1.64	$0.90

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23.  Supplemental Cash Flow Information

     Selected noncash activities and cash payments were as follows:

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)

(Returns) / investments in joint ventures	$(5,766)	$(4,061)	$5,840
Cash (received) paid included in above	(5,797)	(4,317)	(6,676)

Interest paid	$72,298	$72,023	$64,821

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

     The Aerospace segment consists solely of Sequa's largest operating unit, Chromalloy. Chromalloy repairs and manufactures gas turbine engine components, principally for domestic and international airlines, original equipment manufacturers and the US military. In addition, the unit supplies components to the manufacturers of jet engines and repairs components for marine and land-based aero-derivative and industrial turbine engines used for power generation.

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

     The Other Products segment is composed of two entities. After Six designs and markets men's formalwear and accessories for the North American market under the registered trademarks After Six and Raffinati. The Oscar de la Renta trademark license was not renewed effective January 1, 2006.  The Centor Company (“Centor”) manages properties that have become extraneous to Sequa's core operations. Presently, Centor's major holdings are the Virginia office buildings previously used by Atlantic Research Corporation's propulsion business which was sold in October 2003 to Aerojet and the New Jersey office and plant facility of Sequa Can Machinery. Both properties were excluded from the sale of these respective operations. The Virginia office buildings are leased to Aerojet under the terms of a lease expiring in 2010, and the New Jersey facility does not include a significant lease and sale of the property is being explored.

     The accounting policies of the reportable segments are the same as those described in Note 1 of the Consolidated Financial Statements. Segment information amounts presented are the same measures reported internally to management for purposes of making decisions about allocating resources to the segments and assessing their performance. Operating profit, the measure of profit reported in the segment information, represents income before income taxes, interest, equity in unconsolidated joint ventures and other, net. The expenses and assets attributable to corporate activities are not allocated to the operating segments. Assets of corporate activities include cash and cash equivalents, short-term investments, deferred tax assets and assets of discontinued operations. Investments in unconsolidated joint ventures are included in the appropriate segment.  All sales represent external sales and inter-segment sales are not material.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operations by Business Segment	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Aerospace
Sales	$898,293	$813,773	$624,777
Operating income	64,721	42,880	23,731
Goodwill	106,046	107,564	107,995
Total assets	1,006,055	950,740	818,941
Capital expenditures	31,471	39,727	41,574
Depreciation and amortization	40,431	44,142	38,569

Automotive
Sales	$363,368	$355,137	$289,906
Operating income	26,066	22,815	9,342
Goodwill	6,299	7,066	6,583
Total assets	172,365	177,965	182,534
Capital expenditures	24,083	13,376	16,005
Depreciation and amortization	18,535	24,579	19,352

Metal Coating
Sales	$287,152	$269,155	$263,562
Operating income	33,458	28,186	23,675
Goodwill	3,987	3,987	3,987
Total assets	146,835	133,527	147,855
Capital expenditures	13,840	9,253	5,045
Depreciation and amortization	9,948	9,650	9,527

Specialty Chemicals
Sales	$217,082	$222,129	$196,937
Operating income	29,495	27,888	24,410
Goodwill	27,854	29,326	25,607
Total assets	149,634	175,940	126,827
Capital expenditures	2,573	3,495	4,573
Depreciation and amortization	5,838	6,006	5,423

Industrial Machinery
Sales	$217,306	$185,948	$151,884
Operating income	9,515	2,874	1,044
Goodwill	-	-	-
Total assets	58,995	59,526	58,563
Capital expenditures	3,727	1,735	504
Depreciation and amortization	1,848	1,920	2,023

Other Products
Sales	$14,357	$17,921	$20,218
Operating income	476	1,081	359
Goodwill	-	-	-
Total assets	19,844	18,565	19,592
Capital expenditures	1,519	7	426
Depreciation and amortization	912	691	478

Corporate
Expenses	$(42,688)	(45,851)	$(34,738)
Total assets	547,858	446,490	538,013
Capital expenditures	126	108	126
Depreciation and amortization	2,591	2,578	2,395

Totals
Sales	$1,997,558	$1,864,063	$1,547,284
Operating income	121,043	79,873	47,823
Goodwill	144,186	147,943	144,172
Total assets	2,101,586	1,962,753	1,892,325
Capital expenditures	77,339	67,701	68,253
Depreciation and amortization	80,103	89,566	77,767

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In 2005, operating income includes a $5,579,000 charge at the Aerospace segment to reserve certain pre-petition receivables of Delta and Northwest as a result of their filing voluntary petitions for reorganization under Chapter 11 on September 14, 2005 (additional detail is included in Note 25 to these Consolidated Financial Statements), a $2,478,000 charge related to pension curtailments for Sequa's largest defined benefit plan at the Aerospace ($1,656,000) and Metal Coating ($385,000) segments and Corporate ($437,000). The Metal Coating segment includes a $1,400,000 reserve reversal due to the satisfactory settlement of a legal dispute. The Corporate segment also includes a $1,300,000 provision to increase environmental reserves and a $1,777,000 charge related to a separation agreement executed with Sequa’s former Vice Chairman and Executive Officer responsible for operations other than Aerospace.

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

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Sales
United States	$945,703	$878,030	$683,818
Italy	116,457	122,294	100,643
Germany	87,257	101,797	97,773
France	86,709	84,972	76,637
United Kingdom	86,298	84,327	79,128
Mexico	71,813	70,288	52,886
South Korea	97,459	63,191	44,616
Spain	62,666	61,695	53,463
Other countries	443,196	397,469	358,320
Total	$1,997,558	$1,864,063	$1,547,284

	At December 31,
	2005	2004	2003
	(Amounts in thousands)
Long-lived Assets
United States	$429,402	$420,598	$428,383
United Kingdom	66,629	76,773	71,697
Other countries	75,256	81,909	89,325
Total	$571,287	$579,280	$589,405

     No single commercial customer accounted for more than 10% of consolidated sales in any year. The largest single contract with any one US Government agency accounted for approximately 2% of sales in 2005, approximately 2% of sales in 2004 and approximately 3% of sales in 2003. Prime and subcontracts with all US Government agencies accounted for approximately 3% of sales in 2005, 3% in 2004 and 4% in 2003.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     Various operating units of Sequa have had customers who have filed voluntary petitions for relief under Chapter 11. Sequa monitors the bankruptcy cases of these customers in order to file appropriate claims and take other steps necessary to protect its interests. Once a customer files a petition under Chapter 11, Sequa provides additional allowances for doubtful accounts based on an evaluation of the relevant facts. In addition, as to those bankruptcy cases where a customer's reorganization and/or liquidation plan clearly indicates that avoidance claims will likely be asserted or where such claims have been asserted, Sequa has undertaken an analysis to estimate its potential exposure for such claims in such bankruptcy cases. As of December 31, 2005, Sequa has determined that such potential exposure is in the range of $800,000 to $1,700,000 (no single amount is more likely than any other amount) and, accordingly, has provided a liability for the minimum amount. In the fourth quarter of 2005, Sequa settled one of its more significant preference claims for $150,000, which represented an amount below the low end of its expected range.

     On September 14, 2005, Delta and Northwest (together, the "airlines"), customers of the Chromalloy operating unit, filed voluntary petitions for reorganization under Chapter 11.  The aggregate amount due to Chromalloy operating units from the airlines on such date was approximately $12,000,000.  In addition, Chromalloy currently leases 41 jet engines to Northwest.  These leases expire in one year.  Sequa, in conjunction with outside legal counsel, has reviewed the various contracts through which Chromalloy conducts business with Delta and Northwest.  Based on this review, Sequa believes that certain contracts will be considered executory in nature and that the underlying business objectives of the contracts will result in their assumption by the respective airlines.  Therefore, Sequa expects that associated pre-petition receivables will ultimately be collected.  Sequa believes that certain other contracts may not be assumed and therefore recorded a $5,579,000 charge to reserve related receivables in the third quarter of 2005.  The after-tax effect of the charge is to decrease earnings per share from continuing operations by $0.34 per share.  It is possible that the relative rights and obligations of Chromalloy and the airlines may be changed during the course of the bankruptcy proceedings, although such changes, if any, and their impact cannot presently be predicted.  Chromalloy continues to discuss its business relationship with both Delta and Northwest.  In addition, Sequa believes that the engines leased to Northwest are not impaired.

     On October 8, 2005, Delphi, one of Sequa’s ARC Automotive unit's largest customers, filed for protection under Chapter 11.  Sequa, in conjunction with outside legal counsel, has reviewed the long-term supply and licensing agreements that govern ARC Automotive’s relationship with Delphi.  In January 2006, these agreements have been listed as executory in nature by Delphi and Sequa believes that the underlying business objectives of the agreements will result in their assumption.  Sequa expects that the $1,500,000 pre-petition receivables will ultimately be collected.

     At December 31, 2005, Sequa was contingently liable for $33,032,000 of outstanding letters of credit and $4,455,000 of surety bonds not reflected in the accompanying Consolidated Financial Statements. In addition, Sequa has guaranteed a bank line of credit for its MJB joint venture in an amount up to $6,589,000 and 50% of the capitalized lease payments and 50% of the overdraft facility for its TSTL joint venture in an amount not to exceed 11,500,000 British pounds. At December 31, 2005, no amounts were outstanding under MJB's bank line of credit and 5,194,000 British pounds were outstanding related to the TSTL guarantees. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to outstanding letters of credit, surety bonds or the bank guarantees.

Note 26. Quarterly Financial Information (Unaudited)

	2005 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	Year
	(Amounts in thousands, except per share data)

Sales	$475,022	$498,440	$507,990	$516,106	$1,997,558
Cost of sales	384,118	400,090	415,858	426,678	1,626,744
Operating income	30,413	34,883	24,703	31,044	121,043
Income from continuing operations	10,624	13,296	5,289	7,811	37,020
Loss from discontinued operations, net of income taxes	-	-	(9,697)	-	(9,697)
Net income (loss)	$10,624	$13,296	$(4,408)	$7,811	$27,323

Basic earnings (loss)
per share:
Income from continuing operations	$.96	$1.15	$.45	$.69	$3.25
Loss from discontinued operations, net of income taxes	-	-	(.91)	-	(.91)
Net income (loss)	$.96	$1.15	$(.46)	$.69	$2.34

Diluted earnings (loss)
per share:
Income from continuing operations	$.95	$1.14	$.45	$.69	$3.23
(Loss) from discontinued operations, net of income taxes	-	-	(.91)	-	(.91)
Net income (loss)	$.95	$1.14	$(.46)	$.69	$2.32

	2004 Quarter Ended
	March 31		June 30		Sept. 30		Dec. 31	Year
	(Amounts in thousands, except per share data)

Sales	$431,023		$464,206		$481,936		$486,898	$1,864,063
Cost of sales	355,322		386,157		397,419		399,550	1,538,448
Operating income	18,021		19,244		26,518		16,090	79,873
Income from continuing operations	193		1,969		8,434		2,074	12,670
Income (loss) from discontinued operations, net of income taxes	1,060		3,607		(142)		2,032	6,557
Net income	$1,253		$5,576		$8,292		$4,106	$19,227

Basic and diluted earnings (loss)
per share:
(Loss) income from continuing operations	$(.03)	$	..14	$	..76	$	..14	$1.01
Income (loss) from discontinued operations, net of income taxes	..10		..34		(.02)		..21	..63
Net income	$.07		$.48		$.74		$.35	$1.64

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following unusual items are included in the quarterly financial information:

     Operating income for the fourth quarter includes a $1,400,000 reserve reversal relating to the satisfactory settlement of a legal dispute, the after-tax effect of which increased basic earnings per share from continuing operations by $.09.  The third quarter of 2005 includes a $5,579,000 charge to reserve certain pre-petition receivables of Delta and Northwest as a result of their filing a voluntary petition for reorganization under Chapter 11 and a $2,292,000 charge related to a pension curtailment for Sequa's largest defined benefit plan.  The after-tax effect of the third quarter charges is to reduce basic earnings per share from continuing operations by $0.34 and $0.14, respectively.  The first quarter includes a $1,777,000 charge related to a separation agreement executed with Sequa’s former Vice Chairman and Executive Officer responsible for operations other than Aerospace.  The after-tax effect of the first quarter charge is to reduce basic earnings per share from continuing operations by $0.11.

     Income from continuing operations in 2005 includes a pre-tax expense to record losses and to reduce the investment in a business transferred under contractual arrangements in 2004 of $2,275,000 in the fourth quarter, $1,418,000 in the third quarter, $1,616,000 in the second quarter, and $887,000 in the first quarter.  The after-tax effect of the losses is to decrease basic earnings per share from continuing operations by $0.14, $0.09, $0.10 and $0.05, respectively.  The tax provision includes amounts with respect to the dividend on the repatriation of foreign earnings of $6,300,000 in the fourth quarter and $2,800,000 in the third quarter.  The effect of the tax provision on the repatriation of earnings in the fourth and third quarters is to decrease basic earnings per share from continuing operations by $0.59 and $0.26, respectively.   The tax provision also includes in the fourth quarter, a $800,000 reversal of tax reserves no longer required based on a current analysis of probable exposures and, in the third quarter, a $1,100,000 reversal of tax reserves no longer required due to the satisfactory resolution of a state tax matter.  The effect of the tax reserve reversals is to increase basic earnings per share from continuing operations by $0.08 in the fourth quarter and $0.10 in the third quarter.

     Income from discontinued operations in 2005 includes an after-tax charge in the third quarter of $9,697,000 to write-off an aircraft leveraged lease with Delta that was considered fully impaired as a result of the bankruptcy filing.  The after-tax effect of the charge is to reduce basic earnings per share from discontinued operations by $0.91.

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

     Income from discontinued operations in the fourth quarter of 2004 includes an after-tax gain on the sale of Sequa Can Machinery of $3,193,000 and an after-tax charge of $1,550,000 associated with environmental and other cleanup costs at the former ARC propulsion business at the Gainesville, Virginia facility net of a purchase price adjustment. The after-tax effect of the gain and charge is to increase basic earnings per share from discontinued operations by $0.31 and to reduce basic earnings per share from discontinued operations by $0.15, respectively.

Item 8.  Separate Audited Financial Statements of Significant Equity Investees

     Separate financial statements of BELAC, Sequa's 52.6% owned component manufacturing operation, are included below.  While BELAC is not considered a significant equity investee in 2005, in accordance with Rule 309 (equity earnings less than 20% of Sequa's consolidated pre-tax earnings), BELAC did qualify as a significant equity investee in 2003.  Therefore, 2005, 2004 and 2003 separate financial statements are filed below as required.

BELAC LLC

FINANCIAL STATEMENTS

Contents

Years ended December 31, 2005 and 2004

Independent Auditors' Report	88
Balance Sheets	89
Statements of Income	90
Statements of Members' Capital	91
Statements of Cash Flows	92
Notes to Financial Statements	93-98

Years ended December 31, 2003 and 2002

Report of Independent Certified Public Accountant	99
Balance Sheets	100
Statements of Operations	101
Statements of Members' Capital	102
Statements of Cash Flows	103
Notes to Financial Statements	104-109

INDEPENDENT AUDITORS’ REPORT

The Members

BELAC LLC

We have audited the accompanying balance sheets of BELAC LLC (the Company) as of December 31, 2005 and 2004 and the related statements of income, members’ capital and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BELAC LLC as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Kerkering, Barberio & Co., P.A.

Sarasota, Florida

January 13, 2006

BELAC LLC

BALANCE SHEETS

YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005		2004
Assets
Current Assets
Cash and cash equivalents	$11,352,222		$6,382,825
Accounts receivable, net	2,467,618		1,272,986
Inventory	3,101,909		2,436,365
Prepaid expenses	120,933		34,358
Other assets	12,325		47,325
Total current assets	17,055,007		10,173,859

Property and equipment, net	7,250,439		4,658,654

Total Assets	$24,305,446		$14,832,513

Liabilities and Members’ Capital
Current Liabilities		$
Accounts payable	$369,983		760,430
Accrued Liabilities	1,108,538		792,495
Current portion of long-term debt	153,243		-
Total current liabilities	1,631,764		1,552,925

Long-Term Liabilities
Long-term debt, net of current portion	1,794,953		-
Accrued deferred rent	-		75,952
Total Long-term liabilities	1,794,953		75,952
Total Liabilities	3,426,717		1,628,877

Members’ Capital
Members’ capital contributions	14,000,000		14,000,000
Accumulated earnings (deficit)	6,878,729		(796,364)
Total members’ capital	20,878,729		13,203,636

Total Liabilities and Members’ Capital	$24,305,446		$14,832,513

The accompanying notes are an integral part of these financial statements.

BELAC LLC

STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Net Sales
Cost of goods sold	$16,017,594	$12,832,416
Gross profit	5,265,761	6,601,596
	10,751,833	6,230,820
Operating Expenses
Selling, general and administrative	1,967,721	1,371,811
Research and development	1,302,660	549,979
Total operating expenses	3,270,381	1,921,790

Operating Income	7,481,452	4,309,030

Net interest and other income	193,641	83,937

Net Income	$7,675,093	$4,392,967

The accompanying notes are an integral part of these financial statements.

BELAC LLC

STATEMENTS OF MEMBERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2005 AND 2004

	Members’ Capital	Accumulated Earnings (Deficit)	Total

Balance, December 31, 2003	$19,000,000	$(5,189,331)	$13,810,669

Distributions	(5,000,000)	-	(5,000,000)
Net income	-	4,392,967	4,392,967

Balance, December 31, 2004	14,000,000	(796,364)	13,203,636

Net income	-	7,675,093	7,675,093

Balance, December 31, 2005	$14,000,000	$6,878,729	$20,878,729

The accompanying notes are an integral part of these financial statements.

BELAC LLC

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Cash Flows from Operating Activities
Net Income	$7,675,093	$4,392,967
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	1,342,226	1,336,951
Deferred rent	(75,952)	(10,357)
Bad debt expense	394,000	-
Gain on disposal of equipment	(2,292)	-
(Increase) decrease in operating assets
Accounts receivable	(1,588,632)	(75,627)
Inventory	(665,544)	(436,862)
Prepaid expenses	(86,575)	(15,409)
Other Asses	35,000	-
Increase (decrease) in operating liabilities
Accounts payable	(390,447)	(58,974)
Accrued Liabilities	316,043	(539,703)
Total adjustments	(722,173)	200,019
Net cash provided by operating activities	6,952,920	4,592,986

Cash Flows from Investing Activities
Purchase of property and equipment	(3,946,719)	(643,743)
Proceeds from sale of equipment	15,000	-
Net cash used in investing activities	(3,931,719)	(643,743)

Cash Flows from Financing Activities
Distributions to members	-	(5,000,000)
Principal payments on long term debt	(51,804)	-
Proceeds from long term debt	2,000,000	-
Net cash provided by (used in) financing activities	1,948,196	(5,000,000)

Change in cash and cash equivalents	4,969,397	(1,050,757)

Cash and cash equivalents – beginning of year	6,382,825	7,433,582

Cash and cash equivalents – end of year	$11,352,222	$6,382,825

Cash paid for interest during the years ended December 31, 2005 and 2004 was $36,572 and $0, respectively.

The accompanying notes are an integral part of these financial statements.

BELAC LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Note 1 - Summary of Significant Accounting Policies

Organization and Nature of Operations

BELAC LLC (the Company), was formed on July 6, 1998.  The Company was created to develop, manufacture, market, distribute and sell first and second stage blades for jet engines from its main manufacturing and operating facility located in Oldsmar, Florida.  The Company’s strategy is to be an alternate supplier in the airline industry for high-volume jet engine blades to compete against the companies that hold the original Type Certificate for the parts.  The Company expects to distribute the majority of its products to its members and their affiliates both domestically and internationally.

A summary of significant accounting policies consistently applied in the preparation of the financial statements follows:

Financial Statements

The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.  The accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Property and Equipment

Property and equipment consists principally of the manufacturing facility and machinery and equipment used in the manufacturing of jet engine blades, which are recorded at cost and are being depreciated using the straight-line method.  A summary of estimated useful lives is as follows:

Building and improvements

10 - 20 years

Machinery and equipment

7 years

Furniture and fixtures

10 years

Computers and office equipment

5 years

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  Capitalization threshold for the years ending December 31, 2005 and 2004 is $1,000.

BELAC LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

Property and equipment to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  There were no impairment losses recognized for the years ended December 31, 2005 and 2004.

Accounts Receivable and Bad Debts

The Company uses the allowance method for recognizing potential bad debts relating to accounts receivable. The Company routinely reviews all accounts receivable outstanding and assesses collectibility based on aging and payment history of each customer.  Allowance for doubtful accounts was $394,000 and $0 as of December 31, 2005 and 2004.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable and accounts payable.  The carrying amounts reported in the balance sheet approximate fair value because of the short-term nature of these financial instruments.

Net Sales

The Company recognizes sales at the time the blades are shipped to the customer and are recorded net of estimated sales returns.

Income Taxes

The Company, with the consent of its members, has elected under the Internal Revenue Code and the laws of the State of Florida to be a limited liability company (LLC).  Under LLC status, the members report their share of the Company’s taxable earnings or losses in their respective federal and state income tax returns.  Consequently, the accompanying financial statements of the Company do not include a provision for current or deferred income taxes.

This position is subject to federal and state taxing authority review and potential changes could affect the members’ share of the Company’s taxable earnings or losses.

Research and Development Expense

The Company records research and development expense as incurred.  Research and development expense charged to operations totaled $1,302,660 and $549,979 for the years ended December 31, 2005 and 2004, respectively.

Advertising Expense

Advertising costs are expensed as incurred.  Advertising expense charged to operations totaled $5,303 and $7,693 for the years ended December 31, 2005 and 2004, respectively.

Reclassifications

To facilitate comparison of financial data, certain amounts in the 2004 financial statements have been reclassified to conform to 2005 reporting presentation.  Such reclassifications had no effect on net income or members’ capital.

BELAC LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

Note 2 - Inventory

Inventory consisted of the following at December 31:

	2005	2004
Raw materials	$913,237	$590,727
Work in process	1,112,002	1,717,260
Finished goods	1,076,670	128,378
Total inventory	$3,101,909	$2,436,365

Note 3 - Property and Equipment

Property and equipment consisted of the following at December 31:

	2005	2004
Leasehold improvements	$-	$338,037
Machinery and equipment	9,593,649	8,685,776
Furniture and fixtures	142,254	130,094
Computers and office equipment	560,857	523,628
Building and improvements	2,258,382	-
Land	629,985	-
Machinery and equipment not yet in service	541,926	145,499
	13,727,053	9,823,034
Less accumulated depreciation	(6,476,614)	(5,164,380)
Property and equipment, net	$7,250,439	$4,658,654

Depreciation and amortization expense totaled $1,342,226 and $1,336,951 for the years ended December 31, 2005 and 2004, respectively.

Note 4 - Long-Term Debt

During 2005, the Company entered into a loan agreement to finance the purchase of its manufacturing facility.  The loan agreement included a promissory note payable for a principal amount of $2,000,000.  Interest, at an annual rate of 5.89%, and principal are to be paid in equal monthly installments of $22,094.  Final payment for any remaining principal and interest is due September 30, 2015.  The note payable is collateralized by the building.

Interest expense for the years ending December 31, 2005 and 2004 was $36,572 and $0, respectively.

As of December 31, 2005, the aggregate amounts of principle repayment requirements are as follows:

2006	$153,243
2007	161,781
2008	172,290
2009	182,859
2010	194,101
Thereafter	1,083,922
$1,948,196

BELAC LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

Note 5 - Members’ Capital

The ownership of the Company and total capital as of December 31, 2005 and 2004 are as follows:

	Approximate Ownership Percentage		Contributed Capital
	December 31,		December 31,
	2005	2004	2005	2004
Chromalloy Gas Turbine Corporation	52.63%	52.63%	$6,710,700	$6,710,700
Lufthansa Technik AG	21.05%	21.05%	2,684,500	2,684,500
United Airlines Ventures, Inc.	21.05%	21.05%	2,684,500	2,684,500
Alitalia Linee Aeree Italiane S.p.A.	5.27%	5.27%	670,300	670,300
Unallocated capital	-	-	1,250,000	1,250,000
Total			$14,000,000	$14,000,000

Profit and losses of the Company are shared by the members, generally in accordance with their respective ownership percentages, unless prior disproportionate allocations have occurred.  The Company’s operating agreement specifies that if the distributions to the members are not expected to cover each member’s federal and state taxes on its distributive share of the Company’s taxable income for each fiscal year, then the Company shall be required to make additional distributions to the members in accordance with their membership interest to the extent the Company has sufficient net cash, as defined.  In the event of liquidation of the Company, net assets are to be distributed (a) to the Company’s creditors, including member creditors; and (b) then to the members in accordance with their capital account balances.

Note 6 - Tax Deferred Savings

The Company offers a tax-deferred savings plan which qualifies as a voluntary contribution savings plan under Internal Revenue Code Section 401(k).  Employees who are eligible may provide tax-deferred contributions to fully vested individual retirement accounts up to the Internal Revenue Code limit.  The plan covers substantially all employees twenty-one years of age having three months of continuous employment.  The Company provides contributions matching 100% of the first 6% of the employee contribution.  Amounts contributed by the Company on behalf of employees vest at a rate of 20% per year.  For the years ended December 31, 2005 and 2004, the Company contributed approximately $132,000 and $94,000 to the plan, respectively.

Note 7 - Operating Lease Commitments

The Company entered into a non-cancelable operating lease for its main manufacturing facility and headquarters to expire on June 30, 2010.  At the end of the fifth year, the Company had the option to purchase the leased facility based on the landlord’s cost of the facility plus 10%.  During 2005, the Company exercised its purchase option and the operating lease was terminated.

Note 8 - Concentrations of Economic and Credit Risk

The Company maintains its cash and cash equivalents with a single financial institution in accounts which at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

BELAC LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

The United States (U.S.) airline industry is experiencing a period of financial instability.  To the extent that the Company manufactures and sells to the U.S. airline industry, the impact of this instability on the Company is not easily determined.

The Company extends unsecured credit to customers as a part of normal operations.

In 2005, approximately $6,732,000 or 42% of sales were attributed to a single non-member customer.  Of the total sales for the years ended December 31, 2005 and 2004, 38% and 89% were to its members and their affiliates, respectively.

Note 9 - Transactions with Related Parties

The Company purchases raw material and services from Chromalloy Gas Turbine Corporation (Chromalloy) and Lufthansa Technik AG, which are members of the Company.  Purchases of raw material and related services from these members for the years ended December 31, 2005 and 2004 were approximately $3,145,000 and $4,114,000, respectively.  The Company also purchases certain administrative services, primarily insurance coverage and employee benefits, from Chromalloy.  The value of these services for the years ended December 31, 2005 and 2004, were approximately $787,000 and $628,000, respectively.  As of December 31, 2005 and 2004, amounts due to Chromalloy were approximately $251,000 and $542,000, respectively, and are included in accounts payable and accrued liabilities in the accompanying balance sheets.  As of December 31, 2005 and 2004, no significant amounts were owed to Lufthansa Technik AG.

In 2002, the Company contracted with Alitalia Linee Aerre Italiane S.p.A. (Alitalia) to perform engine tests in an effort to obtain FAA approval for its blades.  The amount paid to Alitalia for the engine testing was approximately $0 and $202,000 for the years ended December 31, 2005 and 2004, respectively.

Sales to members and their affiliates accounted for approximately 38% and 89% of total sales for the years ended December 31, 2005 and 2004, respectively.  As of December 31, 2005, balances due from members were approximately $888,000 or 36% of total customer accounts receivable.  As of December 31, 2004, balances due from members were approximately $1,273,000 or 100% of customer accounts receivable.

The Company performs work for a sister company owned by the majority owner of the Company.  The work performed is generally not significant and the related party is not invoiced for services rendered.  The Company also receives an insignificant amount of services from the sister Company which are not invoiced.

Note 10 - Warranty Reserve

The Company manufactures and sells first and second stage blades for jet engines that have been approved for use by the United States Federal Aviation Authority (FAA) within the last four years to end users.  These blades generally provide a warranty for full replacement of the defective blade for a predetermined number of hours of operation.  In addition, the Company may be liable for damages and other losses attributable to warranted parts as described in the warranty provision.  Based on the historical performance and limited number of blades in use, the Company considers the warranty exposure to be immaterial at December 31, 2005 and 2004.

BELAC LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

Note 11 - Self-Insurance Plan

The Company participates in the majority owner’s self-insurance plan for hospitalization, medical and dental coverage for its employees.  The Company limits its liability through the use of specific stop-loss policies which amount to $125,000 per individual, per annum.

The Company estimates its liabilities for unpaid claims and claim adjustment expense based on a historical trend analysis and knowledge of ongoing illnesses.  At December 31, 2005 and December 31, 2004, the amount of unpaid claims and claim adjustment expenses include in the accompanying financial statements are $115,784 and $60,000, respectively.

Note 12 - Commitments and Contingencies

As part of the operating agreement of the Company, each of the members has committed that it and its affiliates will purchase jet engine blades from the Company subject to certain pricing maximums as specified.

As of December 31, 2005, there are legal matters against the Company pending resolution.  It is reasonably possible that the Company may be liable for $0 to $210,000 related to these matters, however, the outcome of the matters cannot be predicted and thus, no related losses have been recognized in the financial statements.

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

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, financial statements referred to above present fairly, in all material respects, the financial position of BELAC LLC at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

BELAC LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

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

BELAC LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

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

BELAC LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003

     Future minimum payments computed using base rent amounts, under this lease at December 31, 2003 are as follows:

Year ending December 31:	Amount

2004	$217,500
2005	217,500
2006	217,500
2007	217,500
2008	217,500
Thereafter	326,250
$1,413,750

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

Item 9.  Disagreements on Accounting and Financial Disclosure

     None.

Item 9A.  Controls and Procedures

Management's Report on Internal Control over Financial Reporting

     Sequa's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Sequa's management, including the Chief Executive Officer and acting Chief Financial Officer, Sequa conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that Sequa's internal control over financial reporting was effective as of December 31, 2005.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. No material weaknesses have been identified.

     Management's assessment of the effectiveness of Sequa's internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their following report.

Other Information

In the third quarter of 2005, the Industrial Machinery segment completed its implementation of a new information technology system for its domestic operation. Management believes the system is functioning as intended.

The certifications of Sequa's Chief Executive Officer and acting Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning Sequa's disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Sequa Corporation

We have audited management’s assessment, included in the accompanying Item 9A, Controls and Procedures, that Sequa Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sequa Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Sequa Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Sequa Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sequa Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Sequa Corporation and our report dated March 2, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York

March 2, 2006

Item 9B.  Other Information

None.

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

     Sequa intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors not later than 120 days after the end of its fiscal year ended December 31, 2005. Accordingly, the information required by Part III (Item 10 disclosure pursuant to Item 401 of Regulation S-K concerning Sequa's Directors, disclosure pursuant to Items 405 and 406 of Regulation S-K, and Items 11, 12 (except as noted above), 13 and 14) is incorporated herein by reference to such definitive proxy statement in accordance with General Instruction G (3) to Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)	1.	Financial Statements

The following consolidated financial statements are included in Part II of this Annual Report on Form 10-K:

			Page Numbers in
			this Annual Report
			on Form 10-K

	Report of Independent Registered Public Accounting Firm		41

	Consolidated Balance Sheet as of December 31, 2005 and 2004		42-43

	Consolidated Statement of Income for the three years ended
	December 31, 2005		44

	Consolidated Statement of Cash Flows for the three years ended
	December 31, 2005		45

	Consolidated Statement of Shareholders' Equity for the three years
	ended December 31, 2005		46

	Notes to Consolidated Financial Statements		47-86

	2.	Financial Statement Schedules:

	Schedule II - Valuation and Qualifying Accounts		120

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

Amended and Restated Receivables Purchase Agreement dated as of April 30, 2004 among Sequa Receivables Corp., Sequa, CP Conduit Purchasers, Committed Purchasers and Funding Agents and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.11 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended June 30, 2004, filed on August 6, 2004), as amended by the First Amendment to Receivables Purchase Agreement dated as of April 11, 2005 by and among Sequa Receivables Corp., Sequa, Liberty Street Funding Corp., Market Street Funding Corporation, PNC Bank, and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of Sequa's Current Report on Form 8-K, File No. 1-804, filed on May 11, 2005), as further amended by the Second Amendment to Receivables Purchase Agreement dated as of May 13, 2005 by and among the parties to the First Amendment (incorporated by reference to Exhibit 10.1 of Sequa's Current Report on Form 8-K, File No. 1-804, filed on May 19, 2005), as further amended by the Third Amendment to Receivables Purchase Agreement dated as of October 28, 2005, by and among Sequa Receivables Corp., Sequa, Liberty Street Funding Corp., and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of Sequa's Current Report on Form 8-K, File No. 1-804, filed on November 2, 2005).

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

Amendment dated as of January 24, 2005 to Agreement constituting Exhibit 10.3 hereto (incorporated by reference to Exhibit 10.3 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2004, filed on March 15, 2005), as further amended by the Amendment dated as of March 31, 2005 to the Agreement constituting Exhibit 10.3 hereto (incorporated by reference to Exhibit 10.5 to Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 2005, filed on May 9, 2005).

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

Sequa Corporation Management Incentive Bonus Program for Corporate Executive Officers (as Amended and Restated as of March 31, 2005) (incorporated by reference to Exhibit  10.1 of Sequa's Current Report on Form8-K, File No. 1-804, filed on April 6, 2005).

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

10.14	-

Supplemental Executive Retirement Plan II, as Amended and Restated Effective January 1, 2000 (incorporated by reference to Exhibit 10.4 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended September 30, 2000, filed on November 14, 2000) and First Amendment to the Supplemental Executive Retirement Plan II  (incorporated by reference to Exhibit 10.35 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended March 31, 2002, filed on May 15, 2002); Second Amendment to the Supplemental Executive Retirement Plan II (incorporated by reference to Exhibit 10.29 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2003, filed on March 15, 2004); and Third Amendment to the Supplemental Executive Retirement Plan II (incorporated by reference to Exhibit 10.29 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2003, filed on March 15, 2004); and Fourth Amendment to the Sequa Corporation Supplemental Executive Retirement Plan II (incorporated by reference to Exhibit 10.15 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2004, filed on March 15, 2005).

10.15	-

Supplemental Executive Retirement Plan III, as Amended and Restated Effective January 1, 2000 (incorporated by reference to Exhibit 10.5 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended September 30, 2000, filed on November 14, 2000); and First Amendment to the Sequa Corporation Supplemental Executive Retirement Plan III (incorporated by reference to Exhibit 10.16 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2004, filed on March 15, 2005, as further amended by the Second Amendment to the Sequa Corporation Supplemental Executive Retirement Plan III (incorporated by reference to Exhibit 10.4 of Sequa's Current Report on Form 8-K, File No. 1-804, filed on April 6, 2005).

10.16	-

Sequa Corporation Management Incentive Bonus Program for Corporate Non-Executive Officers and Corporate Staff (As Amended and Restated Effective March 31, 2005) (incorporated by reference to Exhibit 10.2 of Sequa's Current Report on Form 8-K, filed on April 6, 2005).

10.17	-

Letter Agreements, dated May 24, 1984, by and between Norman E. Alexander and Sequa (incorporated by reference to Exhibit 10(h) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1989, filed on March 30, 1990).

10.18	-

Letter Agreements, dated April 30, 1990, by and between Norman E. Alexander and Sequa (incorporated by reference to Exhibit 10(h) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1990, filed on April 1, 1991).

10.19	-

Employment Agreement, dated February 26, 2004, by and between John J. Quicke and Sequa (incorporated by reference to Exhibit 10.34 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2003, filed on March 15, 2004).

10.20	-

Employment Agreement, dated February 26, 2004, by and between Martin Weinstein and Sequa (incorporated by reference to Exhibit 10.35 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2003, filed on March 15, 2004).

10.21	-

Employment Agreement dated as of May 31, 2005 between Sequa Corporation and Martin Weinstein (incorporated by reference to Exhibit 10.1 of Sequa's Current Report on Form 8-K, File No. 1-804, filed on June 13, 2005).

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

Sequa Corporation Management Incentive Bonus Program for Operating Divisions (As Amended and Restated as of March 31, 2005) (incorporated by reference to Exhibit 10.1 of Sequa's Current Report on Form8-K, File No. 1-804, filed on April 20, 2005).

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

Employment Agreement dated as of May 31, 2005 between Sequa Corporation and Joanne O'Sullivan (incorporated by reference to Exhibit 10.11 of Sequa's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-804, filed on August 5, 2005).

10.28	-

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

10.29	-

Employment Agreement dated as of May 31, 2005 between Sequa Corporation and Gerard Dombek (incorporated by reference to Exhibit 10.2 of Sequa's Current Report on Form 8-K, File No. 1-804, filed on June 13, 2005).

10.30	-

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

10.31	-

Agreement dated as of June 10, 1987 by and between John J. Dowling III and Sequa (incorporated by reference to Exhibit 10.29 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2004, filed on March 15, 2005).

10.32	-

Employment Agreement dated as of May 31, 2005 between Sequa Corporation and John J. Dowling III (incorporated by reference to Exhibit 10.10 of Sequa's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-804, filed on August 5, 2005).

10.33	-

1998 Directors' Stock Compensation Plan, as amended as of January 1, 1999 (incorporated by reference to Exhibit 10.44 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2003, filed on March 15, 2004).

10.34	-	2003 Six Sigma Restricted Stock Plan (incorporated by reference to Exhibit 10.45 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2003, filed on March 15, 2004).

10.35	-	2003 Directors' Stock Award Plan (incorporated by reference to Exhibit 10.46 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2003, filed on March 15, 2004).

10.36	-	Sequa Corporation Long-Term Incentive Plan (incorporated by reference to Sequa's Current Report on Form 8-K, File No. 1-804, filed on April 6, 2005).

10.37	-	Employment Agreement dated as of August 15, 2005 by and between Sequa and Donna Costello (incorporated by reference to Sequa's Current Report on Form 8-K/A, File No. 1-804, filed on October 3, 2005).

10.38	-

Employment Agreement dated as of March 2, 2000 by and between Chromalloy Gas Turbine Corporation and Kenneth J. Binder (incorporated by reference to Exhibit 10.1 to Sequa's Current Report on Form 8-K, File No. 1-804, filed on January 30, 2006).

10.39	-

Separation Agreement, dated March 4, 2005, by and between John J. Quicke and Sequa (incorporated by reference to Exhibit 10.1 of Sequa’s Current Report on Form 8-K, File No. 1-804, filed on March 9, 2005).

10.40	-	Separation Agreement, dated January 20, 2006, by and between Howard M. Leitner and Sequa (filed herewith).

END OF COMPENSATORY PLANS OR ARRANGEMENTS

10.41	-

Purchase Agreement dated November 4, 2004 by and between Sequa Can Machinery, Inc., Sequa Can Machinery, Limited, Sequa and Stolle Machinery Company, LLC (incorporated by reference to Exhibit 2.1 of Sequa's Current Report on Form 8-K, File No. 1-804, filed on November 10, 2004).

10.42	-

Purchase Agreement dated April 1, 2004 by and among Chromalloy Gas Turbine Corporation, TurboCombustor Technology, Inc. and TCT Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of Sequa's Current Report on Form 8-K, File No. 1-804, filed on April 15, 2004).

10.43	-

Facility Agreement dated December 21, 2005 between Sequa, as Obligor's Agent, Warwick International Group Limited, Chromalloy United Kingdom Limited, and Chromalloy Holland B.V., as Borrowers, Barclay's Capital, as Arranger, and Barclays Bank PLC, as Original Fronting Bank, Agent and Security Agent (incorporated by reference to Sequa's Current Report on Form 8-K, File No. 1-804, filed on December 23, 2005).

21.1	-	List of subsidiaries of Sequa (filed herewith).

23.1	-	Consent of Registered Independent Public Accounting Firm (filed herewith).

23.2	-	Consent of Independent Auditors (filed herewith).

23.3	-	Consent of Independent Registered Certified Public Accountants (filed herewith).

31.1	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SCHEDULE II

SEQUA CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to			Balance at
	Beginning of Period	Costs and Expense	Deductions (a)	Other (b)	End of Period
	(Amounts in thousands)

Allowances for Doubtful Accounts

Year Ended

December 31, 2005	$10,192	$8,861	$(3,132)	$(456)	$15,465
December 31, 2004	14,606	229	(4,913)	270	10,192
December 31, 2003	14,293	2,954	(3,223)	582	14,606

Deferred Taxes - Valuation Allowance

Year Ended

December 31, 2005	$23,722	$6,346	$(1,907)	$(2,388)	$25,773
December 31, 2004	22,950	1,949	(2,602)	1,425	23,722
December 31, 2003	22,409	666	(3,069)	2,944	22,950

(a) With respect to Allowances for Doubtful Accounts, values represent amounts determined not to be collectible, net of recoveries. With respect to Deferred Tax Valuation Allowances, values represent amounts determined to be no longer required, primarily due to the expiration of certain tax credits in 2004 and to the utilization of certain foreign net operating loss carryforwards in 2005.

(b) Effect of foreign currency translation.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUA CORPORATION

Date: March 6, 2006	By:	/s/ Kenneth J. Binder
Kenneth J. Binder
Senior Vice President, Finance
(Acting Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 6, 2006.

By: /s/ Norman E. Alexander	Executive Chairman of the Board
Norman E. Alexander		and Director

By: /s/ Martin Weinstein	Vice Chairman, Chief Executive
Martin Weinstein	Officer and Director

By: /s/ Kenneth J. Binder	Senior Vice President, Finance
Kenneth J. Binder		(Acting Chief Financial Officer)

By: /s/ Donna M. Costello	Vice President and Controller
Donna M. Costello		(Chief Accounting Officer)

By:		Director
Edward E. Barr

By: /s/ Alvin Dworman		Director
Alvin Dworman

By: /s/ Richard S. LeFrak		Director
Richard S. LeFrak

By: /s/ Michael I. Sovern		Director
Michael I. Sovern

By: /s/ Fred R. Sullivan		Director
Fred R. Sullivan

By: /s/ Gerald Tsai, Jr.		Director
Gerald Tsai, Jr.

By: /s/ Robert F. Weinberg		Director
Robert F. Weinberg