Form 10-Q
period 2006-03-31
SEQUA CORP /DE/
filed 2006-05-05
CIK 95301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	X	Non-accelerated filer

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006

Class A Common Stock, no par value	7,930,379
Class B Common Stock, no par value	3,317,772

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sequa Corporation and Subsidiaries Consolidated Statement of Income (Amounts in thousands, except per share) (Unaudited)
For the Three Months Ended March 31,
	2006	2005
Sales	$524,052	$475,022

Costs and expenses
Cost of sales	433,027	384,118
Selling, general and administrative	60,764	60,491
	493,791	444,609

Operating income	30,261	30,413

Other income (expense)
Interest expense	(20,028)	(18,104)
Interest income	2,517	1,318
Equity in income of unconsolidated joint ventures	4,283	2,512
Other, net	(834)	(715)

Income from continuing operations before income taxes	16,199	15,424

Income tax provision	(5,600)	(4,800)
Income from continuing operations	10,599	10,624

Income from discontinued operations, net of income taxes	4,649	-
Net income	15,248	10,624

Preferred dividends	(327)	(516)

Net income available to common stock	$14,921	$10,108

Basic earnings per share
Income from continuing operations	$0.95	$0.96
Income from discontinued operations	0.43	-
Net income	$1.38	$0.96

Diluted earnings per share
Income from continuing operations	$0.93	$0.95
Income from discontinued operations	0.41	-
Net income	$1.34	$0.95

Dividends per share (See Note 1)
Preferred	$1.25	$1.25

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands)

ASSETS

	(Unaudited)
	March 31,	December 31,
	2006	2005
Current assets
Cash and cash equivalents non-restricted	$258,046	$289,218
Cash - restricted	1,723	28,407
Trade receivables (less allowances of $14,893 and $15,465 as of March 31, 2006 and December 31, 2005, respectively)	362,834	327,670
Unbilled receivables	40,057	40,126
Inventories	494,713	471,039
Assets of discontinued operations	5,878	6,761
Deferred income taxes	40,886	39,724
Other current assets	19,135	20,124
Total current assets	1,223,272	1,223,069

Investments
Investments and other receivables	108,775	105,210
Assets of discontinued operations	20,739	49,155
	129,514	154,365

Property, plant and equipment, net	431,819	427,101

Other assets
Goodwill	144,564	144,186
Deferred income taxes	38,783	32,202
Deferred charges and other assets	120,560	120,663
	303,907	297,051

Total assets	$2,088,512	$2,101,586

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

	(Unaudited)
	March 31,	December 31,
	2006	2005
Current liabilities
Current maturities of long-term debt	$12,015	$43,304
Accounts payable	217,076	207,949
Taxes on income	37,999	27,564
Accrued expenses	154,874	176,396
Total current liabilities	421,964	455,213

Noncurrent liabilities
Long-term debt	882,108	884,831
Liabilities of discontinued operations	1,477	1,494
Other noncurrent liabilities	91,849	93,267
	975,434	979,592
Shareholders' equity
Preferred stock--$1 par value, 1,825,000 shares authorized, 179,000 shares of $5 cumulative convertible stock issued at March 31, 2006 and 735,000 shares issued at December 31, 2005	179	735
Class A common stock--no par value, 50,000,000 shares authorized, 7,742,000 shares issued at March 31, 2006 and 7,506,000 shares issued at December 31, 2005	7,742	7,506
Class B common stock--no par value, 10,000,000 shares authorized, 3,717,000 shares issued at March 31, 2006 and 3,719,000 shares issued at December 31, 2005	3,717	3,719
Capital in excess of par value	255,417	293,132
Retained earnings	440,327	425,406
Accumulated other comprehensive income	11,724	7,999
	719,106	738,497
Less: cost of treasury stock	27,992	71,716
Total shareholders' equity	691,114	666,781

Total liabilities and shareholders' equity	$2,088,512	$2,101,586

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Amounts in thousands)
(Unaudited)
	For the Three Months Ended March 31,
	2006	2005*
Cash flows from operating activities:
Income from continuing operations before income taxes	$16,199	$15,424

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	20,185	19,448
Provision for losses on business transferred, under contractual arrangements	14	887
Provision for losses on receivables	699	696
Equity in income of unconsolidated joint ventures, net of earnings distributions	(2,340)	(1,450)
Other items not providing cash	(773)	879

Changes in operating assets and liabilities:
Receivables	(33,134)	(21,387)
Proceeds from accounts receivable sold	-	17,000
Accounts receivable settled	-	(17,000)
Inventories	(21,534)	(42,835)
Other current assets	980	640
Accounts payable and accrued expenses	(16,053)	(15,768)
Other noncurrent liabilities	(2,188)	(1,166)

Net cash used for continuing operations before income taxes	(37,945)	(44,632)
Cash used for discontinued operations before income taxes	(2,340)	(171)
Income taxes paid, net	(2,085)	(4,419)
Net cash used for operating activities	(42,370)	(49,222)

Cash flows from investing activities:
Business purchased, net of cash acquired	-	(7,700)
Purchases of property, plant and equipment	(21,909)	(16,706)
Sales of property, plant and equipment	132	938
Other investing activities	(407)	104
Cash provided by discontinued operations	36,272	1,648
Net cash provided by (used for) investing activities	14,088	(21,716)

Cash flows from financing activities:
Proceeds from debt	14,166	317
Payments of debt	(50,583)	(857)
Payments of preferred dividends	(326)	(516)
Other financing activities	32,191	17,626
Net cash (used for) provided by financing activities	(4,552)	16,570

Effect of exchange rate changes on cash and cash equivalents	1,662	(2,623)

Net decrease in cash and cash equivalents	(31,172)	(56,991)

Cash and cash equivalents at beginning of period	289,218	204,842

Cash and cash equivalents at end of period	$258,046	$147,851

*Revised to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations.  Sequa had previously reported these amounts on a combined basis.

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.   Basis of presentation

     The consolidated financial statements of Sequa Corporation (“Sequa”) include the accounts of all majority-owned subsidiaries except for a 52.6% owned component manufacturing operation (BELAC LLC “BELAC”).  The 52.6% ownership interest in BELAC does not equate to a controlling interest primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions.  In addition, BELAC has been determined not to be a Variable Interest Entity (“VIE”) and therefore its financial statements are not required to be consolidated with those of Sequa under Financial Accounting Standard Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended.   BELAC is accounted for under the equity method as are investments in 20% to 50% owned joint ventures.  All material accounts and transactions between the consolidated subsidiaries have been eliminated in consolidation.   Certain amounts in the 2005 Consolidated Statement of Income and the 2005 Consolidated Statement of Cash Flows have been reclassified for comparative purposes.  The 2005 Consolidated Statement of Cash Flows has been revised to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations.  Sequa had previously reported these amounts on a combined basis.

     Sequa Receivables Corporation (“SRC”), a wholly-owned special purpose corporation engaged in selling an undivided percentage ownership interest in Sequa's eligible trade receivables (see Note 7 for further discussion), is a VIE.  SRC's assets are available to satisfy its obligations to the bank administered multi-seller commercial paper conduit, and SRC bears the risk of loss relative to uncollectible receivables.  Sequa's trade receivables are net of receivables sold under SRC's Receivables Purchase Agreement (“RPA”).

     On March 13, 2006, Sequa issued a Notice of Redemption to the holders of its $5.00 Cumulative Convertible Preferred Stock (the “Preferred Stock”) that stated on April 14, 2006, it would redeem all 351,140 outstanding Preferred Stock for a redemption price of $100 per preferred share, plus $1.01 per share in dividends accrued up to the redemption date (the “Redemption Price”).  The preferred shareholders had the right to convert any or all of their shares of Preferred Stock into Class A common stock at a 1.322 conversion rate in accordance with the terms of the Certificate of Designation. In addition, Sequa retired the 383,990 shares of the Preferred Stock being held in a treasury account on March 14, 2006.  As of the redemption date of April 14, 2006, 17,054 shares of Preferred Stock were not converted by the shareholders.   As a result, Sequa redeemed the remaining 17,054 outstanding shares of Preferred Stock at the Redemption Price for approximately $1,723,000.  This amount is shown as restricted cash on the March 31, 2006 Consolidated Balance Sheet.

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

     The consolidated financial statements included herein have been prepared by Sequa, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present Sequa's results for the interim periods presented. Such adjustments consisted of normal recurring items with the exception of the following in 2006:  Operating income in the first quarter included $1,279,000 of restructuring charges at the ARC Automotive unit of the Automotive segment; Other, net in the first quarter included a $661,000 net loss on the fair market value of forward foreign exchange contracts that did not qualify for cash flow hedge accounting.  In 2006, Discontinued Operations included an after-tax gain of $4,649,000 on the sale of its ownership interests in two container ship leverage leases.  Operating income in the first quarter of 2005 included a $1,777,000 charge related to a separation agreement executed with Sequa's former Vice Chairman and Executive Officer responsible for operations other than Aerospace.  In 2005, Other, net included a $1,797,000 gain on the fair market value of forward foreign exchange contracts that did not qualify for hedge accounting and $887,000 of expense to record losses and to reduce the investment in a business transferred under contractual arrangements in 2004.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although Sequa believes that the disclosures contained herein are adequate to make the information presented not misleading.  It is recommended that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Sequa's latest Annual Report on Form 10-K.

     The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

     At March 31, 2006, Sequa has four stock-based employee compensation plans effective as follows:  the 1998 Key Employees Stock Option Plan, the 1998 Directors’ Stock Compensation Plan (as amended as of January 1, 1999), the 2003 Six Sigma Restricted Stock Plan, and the 2003 Directors’ Stock Award Plan (collectively the “compensation plans”).  Prior to December 31, 2005, Sequa accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  For the three months ended March 31, 2005, no stock-based employee compensation cost was recognized for stock option grants in accordance with the above compensation plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  All Sequa restricted stock issued in accordance with the above compensation plans was recognized as compensation expense over the restricted period, based on the fair value of the stock on the date of grant.  Historically, compensation expense recognized for stock grants has not been significant.  Effective January 1, 2006, Sequa adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (SFAS No. 123(R)”), using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair market value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on January 1, 2006, Sequa recognized $618,000 of pre-tax compensation expense related to stock options in the Consolidated Statement of Income in the first quarter of 2006.  The after-tax effect of this charge was to reduce both basic earnings per share and diluted earnings per share from continuing operations by $0.05.  Sequa expects to incur approximately $1,800,000 of compensation expense related to stock options for the year ending December 31, 2006.

     For the first quarter of 2005, had compensation cost for Sequa's stock option plan been determined using the fair value method under SFAS No. 123, “Accounting for Stock - Based Compensation,” Sequa's income from continuing operations and related earnings per share would have been affected as follows:

For the Three Months Ended March 31,

(Amounts in thousands, except per share data) (Unaudited)
2005

Reported income from continuing operations	$10,624
Stock-based compensation, net of related tax effects, under SFAS No. 123	(389)
Adjusted income from continuing operations	$10,235

Basic earnings per share: Reported income from continuing operations	$0.96

Stock-based compensation, net of related tax effects, under SFAS No. 123	(0.04)

Adjusted income from continuing operations	$0.92

Diluted earnings per share:
Reported income from continuing operations	$0.95

Stock-based compensation, net of related tax effect, under SFAS No. 123	$(0.03)

Adjusted income from continuing operations	$0.92

     The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model.  In 2005, 3,500 options were granted and no options were granted in 2004.  On September 25, 2003, Sequa granted 495,000 options on Sequa's Class A common stock to key employees under the provisions of its 1998 Key Employees Stock Option Plan.  The total fair value of the options granted on September 25, 2003 was estimated on the date of grant to be $7,787,000 using the Black-Scholes option pricing model.  The model’s weighted average assumptions were as follows:  expected option life of 4 years for both 2005 and 2003, risk free interest rate of 3.71% in 2005 and 2.56% in 2003, expected volatility of 36.69% in 2005 and 44.56% in 2003, and expected dividend yield of 0% in both years.

Note 2.   Restructuring Charges

     Sequa continues to review its individual operations in order to ensure their competitive positions in their respective markets.  While there were no significant restructuring activities in 2005, ARC Automotive announced in January 2006 that certain manufacturing operations will be transferred from the United States to Mexico and China, resulting in a severance related charge of $1,279,000 included in cost of sales in the Consolidated Statement of Income.  In addition, in the first quarter of 2006, Casco Products of the Automotive segment reversed $250,000 of accruals no longer required as a result of meeting certain criteria under a state development grant, which is included in cost of sales in the Consolidated Statement of Income.

     Sequa's Consolidated Balance Sheet includes accruals relating to current and prior restructuring programs of $1,106,000 at March 31, 2006 and $875,000 at December 31, 2005.  Activity affecting the accruals in the three-month period of 2006 is summarized as follows:

(Thousands of Dollars) (Unaudited)

Balance at December 31, 2005	$875

2006 ARC Automotive restructuring	1,279
Cash payments of involuntary termination and voluntary early retirement benefits	(819)
Reversal of accrual re Casco Products economic development grant settlement	(250)
Other activity and adjustments	21
Balance at March 31, 2006	$1,106

Note 3.   Pension Expense

     The net periodic pension cost for the three-month period of 2006 and 2005 for all significant domestic and foreign funded defined benefit plans include the following components:

	For the Three Months
	Ended March 31,
	2006	2005
	(Amounts in thousands) (Unaudited)
Service cost	$2,348	$2,421
Interest cost	7,119	6,874
Expected return on assets	(10,253)	(9,402)
Amortization of net transition amount	3	52
Amortization of prior service cost	126	181
Recognized net loss	960	935
Net periodic pension cost	$303	$1,061

The weighted average assumptions used to determine the net periodic pension cost were as follows:

	2006	2005

Discount rate	5.85%	6.00%
Expected long-term return on plan assets	8.30%	8.30%
Rate of compensation increase	(a)	(a)

(a)	A graded rate of increase in compensation levels was utilized:
3.5% in 2005 and 2006 and 4.0% thereafter.

     Net periodic pension cost has declined in 2006 from the 2005 level for the following reasons: actual returns on plan assets in 2005 exceeded the expected returns, which served to increase the asset base on which 2006 expected returns were calculated; and effective December 31, 2005, the Sequa Retirement Plan (the “Retirement Plan”) was amended whereby all active participants who have not yet reached the age of 45 were excluded from further participation in the Retirement Plan.

     During the three months ended March 31, 2006, Sequa contributed $6,000,000 to its domestic qualified pension plans.  Management may elect to accelerate or make additional pension plan contributions based on available liquidity.

Note 4.   Income Tax Provision

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year.  The effective tax rates for the initial three-month periods of 2006 and 2005 were based upon estimated annual pre-tax income from continuing operations, include the effect of a provision for state income and franchise taxes and reflect the utilization of net operating loss carryforwards by certain foreign entities.

Note 5.   Comprehensive Income

     Comprehensive income includes net income and other comprehensive income items, which are recorded within a separate component of equity in the balance sheet and are excluded from net income.  Sequa's other comprehensive income (loss) items generally include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on effective cash flow hedges.

     Sequa monitors its pension plans on an ongoing basis.  At March 31, 2006, no significant charge to other comprehensive income with respect to a minimum pension liability adjustment is expected in 2006.

     Comprehensive income for the three-months ended March 31, 2006 and 2005 is as follows:

	For the Three Months
	Ended March 31,
	2006	2005
	(Amounts in thousands) (Unaudited)

Net income	$15,248	$10,624
Other comprehensive income (loss) items:
Foreign currency translation adjustments	3,871	(10,700)
Unrealized (loss) gain on cash flow hedges	(224)	148
Tax benefit (provision) on unrealized gain (loss) on cash flow hedges	78	(51)
Comprehensive income	$18,973	$21

Note 6.  Earnings Per Share

     Basic earnings per share (“EPS”) for each of the periods have been computed by dividing the net earnings, after deducting dividends on the Preferred Stock, by the weighted average number of common shares outstanding during the period.

     Diluted EPS reflects the potential dilution that would have occurred if each share of the Preferred Stock outstanding was converted at the stated rate into 1.322 shares of Class A common stock, any outstanding in-the-money options to purchase shares of Class A common stock were exercised and any unvested restricted stock grants were vested (“share-based payments”).  In March 2006, 228,119 shares of Class A common stock were issued in exchange for 172,597 shares of the Preferred Stock.  There was no redemption premium recognized since the shares were exchanged at the stated rate of 1.322.  The 172,597 shares of Preferred Stock received in the exchange were retired.  See Note 1, Basis of Presentation, for additional information on transactions with respect to the Preferred Stock.

Note 6.  Earnings Per Share (cont’d)

The computation of basic and diluted earnings per share is as follows:

	For the
	Three Months
	Ended March 31,
	2006	2005
	(Amounts in thousands, except per share data) (Unaudited)
Income from continuing operations	$10,599	$10,624
Less: Preferred dividends	(327)	(516)

Income from continuing operations available to common stock – basic	10,272	10,108

Income from discontinued operations, net of income taxes	4,649	-

Net income available to common stock – basic	14,921	10,108

Convertible preferred stock dividend requirement	327	516

Net income available to common stock – diluted	$15,248	$10,624

Weighted average number of common shares outstanding – basic	10,820	10,540

Conversion of convertible preferred stock	464	546

Dilutive effect of exercise of share-based payments	132	67

Weighted average number of common shares outstanding – diluted	11,416	11,153

Basic earnings per share
Income from continuing operations	$0.95	$0.96
Income from discontinued operations	0.43	-
Net income	$1.38	$0.96

Diluted earnings per share
Income from continuing operations	$0.93	$0.95
Income from discontinued operations	0.41	-
Net income	$1.34	$0.95

Note 7.   Trade Receivables, Net and Unbilled Receivables

     SRC, a special purpose corporation wholly owned by Sequa, has a RPA that extends through November 16, 2006.  Under the RPA, SRC may sell an undivided percentage ownership interest up to a maximum participation of $75,000,000 in Sequa's eligible trade receivables through a bank administered multi-seller commercial paper conduit.  The RPA was amended twice in the second quarter of 2005, first to include certain foreign trade receivables in order to broaden the total pool of eligible trade receivables and, second, to terminate the participation of two parties to the agreement, leaving one sole administrator of the commercial paper conduit, which resulted in a reduction of the facility and usage fees.  The RPA was further amended in October 2005 to exclude from eligibility Delta Airlines, Inc. (“Delta”), Northwest Airlines Corporation (“Northwest”), and Delphi Automotive Systems (“Delphi”) receivables, all of which filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the latter half of 2005.  The RPA was amended again in April 2006 to reinstate United Airlines as an eligible receivable.  Sequa’s availability under the RPA as of March 31, 2006 is approximately $72,000,000.  A back-up liquidity line provided by the bank is annually renewable at the bank’s option and contains a net worth covenant applicable to Sequa. The sale of receivables through the bank-administered conduit is funded through the sale of A1/P1-rated commercial paper.  SRC pays a facility fee of 0.65% per annum plus 0.45% per annum above the commercial paper rate based on usage.  SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa.  In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125,” transactions under the RPA qualify as a sale of receivables.  At March 31, 2006 and December 31, 2005, no trade receivables were sold under the RPA.  However, amounts were sold and settled in full during the three months ended March 31, 2005, resulting in nominal discount expense recorded in Other, net in the Consolidated Statement of Income for the three-month period of 2005.  There was no discount expense recorded in Other, net in the Consolidated Statement of Income for the three months ended March 31, 2006.

     Unbilled receivables relate to the Aerospace segment's materials-by-the-hour and power-by-the-hour contracts.   Unbilled receivables are limited to amounts that are contractually recoverable.

Note 8.   Inventories

     The inventory amounts at March 31, 2006 and December 31, 2005 were as follows:

	(Thousands of Dollars)
	(Unaudited)
	March 31,	December 31,
	2006	2005

Finished goods	$222,312	$209,020
Work in process	140,044	135,337
Raw materials	154,618	146,413
Customer deposits	(22,261)	(19,731)
	$494,713	$471,039

Note 9.   Discontinued Operations

     During 1991, Sequa adopted a formal plan to divest the investment portfolio of its leasing subsidiary, Sequa Capital Corporation (“Sequa Capital”), and to classify it as a discontinued operation.  Sequa Capital's remaining investment in leveraged leases will be liquidated over the next 5 years as rentals are received and residual values are realized.  On March 27, 2006, Sequa Capital sold its ownership interests in two container ship leveraged leases with an aggregate net book value of approximately $23,402,000 as of March 27, 2006.  Sequa received $30,833,000 of net-cash proceeds and an after-tax gain of approximately $4,649,000 (pre-tax gain of $7,431,000) was recognized in discontinued operations on the sale.

     Assets and liabilities of discontinued operations are separately presented in the Consolidated Balance Sheet. The components of discontinued operations included in the Consolidated Balance Sheet are as follows:

	(Thousands of Dollars)
	(Unaudited)
	March 31,	December 31,
	2006	2005
Current assets
Investment in leveraged leases	$5,878	$6,761
Total current assets	$5,878	$6,761

Long-term assets
Investment in leveraged leases	$14,712	$42,512
Other assets	6,027	6,643
Total long-term assets	$20,739	$49,155

Noncurrent liabilities
Other liabilities	$1,477	$1,494
Total noncurrent liabilities	$1,477	$1,494

Note 10.   Goodwill

     The $378,000 increase in goodwill in the Consolidated Balance Sheet reflects foreign currency translation adjustments.

Note 11.   Accrued Warranty Costs

     Warranty costs primarily relate to the Industrial Machinery segment.  This unit sells equipment that is substantial in size, complexity, workload requirements and cost.  Warranties are generally issued for 12 to 18 months from the date of installation.  Warranty reserves are primarily established using a percentage of sales based on past loss experience.  Warranty activity is summarized as follows:

	For the Three Months
	Ended March 31,
	2006	2005
	(Amounts in thousands) (Unaudited)

Warranty reserves, beginning of period	$10,369	$9,609
Warranties issued	1,729	1,785
Warranty costs incurred	(1,629)	(1,779)
Changes in liability for pre-existing warranties, including expirations	(1)	(276)
Foreign currency translation adjustments	116	(236)

Warranty reserves, end of period	$10,584	$9,103

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

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  At March 31, 2006, the potential exposure for all remediation costs is estimated to range from $9,600,000 to $14,900,000, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $11,958,000.  These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities.  Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, remediation costs for continuing operations are estimated to be in the range of $5,000,000 to $7,000,000 for 2006.  In the three-month period of 2006, actual remediation expenditures were $925,000.

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

     Forward foreign exchange contracts and derivatives thereof are used to hedge the cash flows of certain forecasted sales and intercompany firm sales commitments.  These contracts are primarily short-term in nature with the maximum hedge period not exceeding two years.  Gains and losses on these contracts, representing the effective portion of the hedging activity are reported in Accumulated Other Comprehensive Income.  These deferred gains and losses are recognized in operating income in the period in which the sale is recognized.  Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Income.  Other, net in the Consolidated Statement of Income includes $661,000 of expense and $1,797,000 of income in the three-month periods of 2006 and 2005, respectively,  related to the fair market valuation of forward foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting.  At March 31, 2006, there were no forward foreign exchange contracts and derivatives thereof that were effective cash flow hedges and which could be included in Accumulated Other Comprehensive Income.

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

     At March 31, 2006 and December 31, 2005, Sequa had forward foreign exchange contracts and derivatives thereof with notional amounts primarily denominated in Euros: 27,811,000 and 21,348,000, respectively and; in US Dollars: 8,645,000 and 13,339,000, respectively.  At March 31, 2006, Sequa has several natural gas swaps outstanding with notional amounts in aggregate of $5,413,000 that qualified as effective cash flow hedges expiring in various periods through December 2006 to cover a portion of its natural gas requirements.

Note 14.   Summary Business Segment Data

     Sequa's sales and operating income by business segment are as follows:

	(Thousands of Dollars)
	(Unaudited)

			Operating Income
	Sales		(Loss)
	First Quarter		First Quarter
	2006	2005	2006	2005

Aerospace	$247,829	$207,322	$19,204	$14,621
Automotive	91,307	91,062	3,022	8,756
Metal Coating	66,905	63,065	7,738	6,659
Specialty Chemicals	50,765	56,680	5,620	7,283
Industrial Machinery	61,326	52,284	3,566	3,393
Other Products	5,920	4,609	540	534
Corporate expenses	-	-	(9,429)	(10,833)
Total	$524,052	$475,022	$30,261	$30,413

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

     Various operating units of Sequa have had customers who have filed voluntary petitions for relief under Chapter 11.  Sequa monitors the bankruptcy cases of these customers in order to file appropriate claims and take other steps necessary to protect its interests.  Once a customer files a petition under Chapter 11, Sequa provides additional allowances for doubtful accounts based on an evaluation of the relevant facts.  In addition, as to those bankruptcy cases where a customer's reorganization and/or liquidation plan clearly indicates that avoidance claims will likely be asserted or where such claims have been asserted, Sequa has undertaken an analysis to estimate its potential exposure for such claims in such bankruptcy cases.  As of March 31, 2006, Sequa has determined that such potential exposure is in the range of $800,000 to $1,700,000 (no single amount is more likely than any other amount) and, accordingly, has provided a liability for the minimum amount.

     On September 14, 2005, Delta and Northwest (together, the “airlines”), customers of the Chromalloy operating unit, filed voluntary petitions for reorganization under Chapter 11.  The aggregate amount due to Chromalloy operating units from the airlines on such date was approximately $12,000,000.  In addition, Chromalloy currently leases 41 jet engines to Northwest.  These leases expire in less than one year.  Sequa, in conjunction with outside legal counsel, has reviewed the various contracts through which Chromalloy conducts business with Delta and Northwest.  Based on this review, Sequa believes that certain contracts will be considered executory in nature and that the underlying business objectives of the contracts will result in their assumption by the respective airlines.  Therefore, Sequa expects that associated pre-petition receivables will ultimately be collected.  Sequa believes that certain other contracts may not be assumed and therefore recorded a $5,579,000 charge to reserve related receivables in the third quarter of 2005.  It is possible that the relative rights and obligations of Chromalloy and the airlines may be changed during the course of the bankruptcy proceedings, although such changes, if any, and their impact cannot presently be predicted.  Chromalloy continues to discuss its business relationship with both Delta and Northwest.  In addition, Sequa believes that the engines leased to Northwest are not impaired.

     On October 8, 2005, Delphi, the largest customer of Sequa's Automotive unit, filed for protection under Chapter 11.  Sequa, in conjunction with outside legal counsel, has reviewed the long-term supply and licensing agreements that govern ARC Automotive's relationship with Delphi.  In January 2006, these agreements were listed as executory in nature by Delphi and Sequa believes that the underlying business objectives of these agreements will result in their assumption. Sequa expects that the $1,500,000 pre-petition receivables will ultimately be collected.

     At March 31, 2006, Sequa was contingently liable for $33,065,000 of outstanding letters of credit and $4,455,000 of surety bonds not reflected in the accompanying Consolidated Financial Statements.  In addition, Sequa has guaranteed a bank line of credit for its MJB International Limited (“MJB”) joint venture in an amount up to $6,646,000 and 50% of the capitalized lease payments and 50% of the overdraft facility for its Turbine Surface Technology Limited (“TSTL”) joint venture in an amount not to exceed 11,500,000 British pounds.  At March 31, 2006, $430,000 was outstanding under MJB's bank line of credit and 5,000,000 British pounds were outstanding related to the TSTL guarantees.  Sequa is not aware of any existing conditions that would cause risk of loss relative to outstanding letters of credit, surety bonds or bank guarantees.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Sales

     Overall sales increased 10% in the first quarter of 2006, with increases at the Aerospace, Metal Coating, Industrial Machinery and Other Products segments, partially offset by a decline at the Specialty Chemicals segment.  Sales of the Automotive segment were on par with the same period last year.  The year-over-year increase in sales was tempered by the impact of translating local currency results into US dollars (approximately 3%). A description of sales by operating segment follows.

     Sales of the Aerospace segment advanced 20% in the first quarter, a reflection of new product introductions and of sales added through long-term contracts with airline customers. These contracts, which give Chromalloy the exclusive right to provide repairs, replacement parts or inventory and engine management services on specific engines within the airline's fleet, have spurred sales and represent a source of ongoing revenue growth.  Military sales rose 15% in the three months, while sales to marine and industrial turbine customers declined slightly.

     Sales of the Automotive segment were on par with last year, with increased sales at Casco Products offset by a decline at ARC Automotive.  At the domestic operation of ARC Automotive, sales increased 16%, primarily in passenger and side impact products.  ARC’s European inflator operation recorded a 36% decline in local currency sales, the result of a 2005 decision by an end-user to re-source certain of its supply contracts.  Sales of Casco Products increased 3% in the three months due to higher sales of electronic products in Europe and increased sales of lighters in Latin America.  Domestic operations posted a slight decline in lighter sales.

     Sales of the Metal Coating segment advanced 6% in the first quarter. The increase reflects higher sales to the building products market, partially offset by lower steel sales under a metal management program in 2005.  The increased sales to the building products market primarily reflect a return to normal demand patterns following an unusual drop in demand a year ago due to the fallout from the volatility in the domestic steel industry during 2004.

     Sales of the Specialty Chemicals segment declined 10% in the first quarter due to the impact of translating local currency results into US dollars (approximately $4.0 million, or 7%) and moderately lower shipments of TAED.  The impact of the decline was mitigated by higher sales of the international marketing and distributions units.

     Sales of the Industrial Machinery segment advanced 17% in the first quarter. The increase was primarily driven by higher sales of graphic arts equipment in the US and increased sales of industrial products equipment in Asia.  The advance was tempered by the translation of local currency sales into US dollars (approximately $2.6 million, or 5%).

     Sales of the Other Products segment increased 28%, as sales at the After Six unit advanced sharply, reflecting increased demand in the formal-wear market.  Revenues from Centor, Sequa's real estate holding company, declined slightly.

Operating income

     Overall operating income was on par with the first quarter of 2005, reflecting improvements at the Aerospace, Metal Coating, Industrial Machinery and Other Products segments, offset by declines at the Automotive and Specialty Chemicals segments.  Results also benefited from lower corporate expenses.  For the first quarters of 2006 and 2005, Sequa's foreign operations contributed operating income of $13.9 million and $17.7 million, respectively. The decline in foreign operations primarily reflects lower sales at the overseas operations of the ARC Automotive unit and the Specialty Chemicals segment as well as the impact of translating local currency results into US dollars (approximately $1.2 million).  A detailed review of operating income by segment follows.

     Operating profit of the Aerospace segment advanced 31% to $19.2 million in the first quarter of 2006. The increase is due to the higher level of sales and improved absorption of fixed costs.  With long-term service agreements in place, management anticipates that operating results will continue to compare favorably to last year.

     Results of the Automotive segment declined $5.7 million to $3.0 million in the first quarter of 2006, reflecting a sharp decline at ARC Automotive partially offset by improved results at Casco Products. The decline at ARC Automotive is due to three principal factors:  $3.5 million of costs from the start-up of new plants in Mexico and China; lower sales in Europe; and $1.3 million of severance-related charges from headcount reductions in the US.  Casco Products posted an improvement as a result of higher sales, benefits derived from previous restructuring actions, and ongoing Operational Excellence programs.

     The Metal Coating segment posted a 16% improvement in the first quarter. The benefit of higher sales was partially offset by higher costs for natural gas, electricity and raw materials.

     Results of the Specialty Chemicals segment declined $1.7 million to $5.6 million, due to the combined effect of lower TAED sales and higher energy costs in the quarter.  Results were further reduced by unfavorable exchange rate movements (approximately $0.5 million).

     Profit of the Industrial Machinery segment increased 5% in the first quarter, as a result of higher sales in the US and Asia, partially offset by an unfavorable product mix and lower margins on equipment sales in Europe.

     Operating income of the Other Products segment increased 1% in the first quarter, as a result of higher sales at After Six.  The advance was tempered by $0.5 million of one-time charges related to contract cancellation fees and severance costs at the After Six unit, and a slight decline at the Centor unit.

     Corporate expenses decreased 13% in the first quarter of 2006, due chiefly to the absence of a $1.8 million charge recorded in 2005 related to a separation agreement with a former senior executive officer.  The decline in corporate expenses was tempered by a required change in accounting for stock options and by increased professional services fees.

Equity in Income of Unconsolidated Joint Ventures

     Sequa's investments in unconsolidated joint ventures are primarily concentrated in the Aerospace segment.

     Chromalloy Gas Turbine Corporation (“Chromalloy”) is a partner in joint ventures aimed at strengthening its ties to certain original equipment manufacturers (“OEMs”) and airline customers, as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements.  Sequa's investment in Chromalloy's joint ventures was $77.3 million at March 31, 2006 and $74.4 million at December 31, 2005.  The combination of income and losses of Chromalloy's joint ventures was income of $4.3 million and $2.5 million in the first quarter periods of 2006 and 2005, respectively.  The largest of the Chromalloy joint ventures are discussed in the following paragraphs.

     Chromalloy and Siemens Westinghouse Power Corporation and Siemens Aktiengesellschaft (collectively referred to as “Siemens”) have joint ownership of four operating companies.  Three of the companies provide service and repairs for heavy industrial gas turbines manufactured by other companies, and for gas turbines based on the mature technologies of Siemens and its affiliates.  These three operating companies are: TurboCare Gas Turbine Services LLC (“TCGTS”), Turbine Services Ltd (“TS”) and Gas Turbine Technologies, S.p.A. (“GTT”).  The fourth operating company, Turbine Airfoil Coating and Repair, LLC (“TACR”), provides coating and component services on Siemen's advanced engines.  Chromalloy has a 49% ownership interest in TCGTS, which serves the North, Central and South American markets. Chromalloy has a 51% ownership interest in, and operating control over, TS which has operating assets in the UK and Thailand and serves Europe, the Far East and Middle East.  The financial statements of TS are consolidated with those of Sequa, and a Siemens minority interest is reflected. MJB International Limited (“MJB”), a partnership with Al Masaood, is 49% owned by TS and provides repair and maintenance services for industrial gas turbines from a facility in the United Arab Emirates. Sequa has guaranteed up to $6.6 million of MJB's bank line of credit.  At March 31, 2006, $0.4 million was outstanding under this facility.  Chromalloy has a 20% ownership interest in GTT, which serves Italy and certain other countries.  Chromalloy has a 49% ownership interest in TACR.

     Chromalloy has a 52.6% ownership interest in BELAC, a component manufacturing operation that produces new replacement parts for jet engines.  The 52.6% ownership interest does not equate to a controlling interest primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions.  While Chromalloy's partners in this joint venture are major commercial airlines, whose industry has been under significant pressure, management believes that the venture is adequately capitalized to carry on its principal operations without additional subordinated financial support.  At March 31, 2006, Sequa's investment in BELAC totaled $11.8 million.

     Chromalloy has two 50/50 joint ventures with Rolls-Royce plc: Turbine Surface Technology Limited (“TSTL”), which provides advanced coatings for Rolls-Royce turbine components; and Turbine Repair Technology Limited (“TRTL”), which provides advanced component repair services for certain Rolls-Royce engines.  Sequa has guaranteed 50% of TSTL's future lease payments under the terms of a capitalized lease, as well as 50% of an overdraft facility.  Total amounts subject to the guarantees may not exceed 11.5 million British pounds.  At March 31, 2006, 5.0 million British pounds were outstanding related to the guarantee.

     Advanced Coatings Technologies (“ACT”), a 50%-owned joint venture with United Technologies Corporation, owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts.

Interest Expense

     Interest expense in the three-month period of 2006 increased by $1.9 million compared with the prior year primarily as a result of interest expense incurred on the $100 million of foreign debt issued on December 21, 2005.

Other, net

     In the three-month period of 2006, Other, net included $0.9 million of income on the cash surrender value of corporate-owned life insurance; $0.7 million of charges for the amortization of capitalized debt issuance costs; $0.7 million of net loss related to the fair market value of foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting; and $0.5 million of charges for letters of credit and commitment fees.

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

Income Tax Provision

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year.  The effective tax rates for the three-month periods of 2006 and 2005 were based upon estimated annual pre-tax income from continuing operations,  include the effect of a provision for state income and franchise taxes and reflect the utilization of net operating loss carryforwards by certain foreign entities.

Discontinued Operations

     During 1991, Sequa adopted a formal plan to divest the investment portfolio of its leasing subsidiary, Sequa Capital Corporation (“Sequa Capital”), and to classify it as a discontinued operation.  Sequa Capital's remaining investment in leveraged leases will be liquidated over the next 5 years as rentals are received and residual values are realized.  On March 27, 2006, Sequa Capital sold its ownership interests in investments of two container ship leveraged leases with an aggregate net book value of approximately $23.4 million as of March 27, 2006.  Sequa received $30.8 million of net-cash proceeds and an after-tax gain of approximately $4.6 million or $0.43 per share (pre-tax gain of $7.4 million) was recognized in discontinued operations on the sale.

Risk/Concentration of Business

     Sequa's largest operation, Chromalloy, with 2006 first quarter sales of $247.8 million and operating income of $19.2 million (2005 annual sales and operating income of $898.3 million and $64.7 million, respectively), and total assets at December 31, 2005 of $1,006.1 million, has confronted a difficult operating environment since the events of September 11, 2001. While global airline traffic has rebounded since September 11, high fuel costs, high cost structures imbedded at the legacy carriers (those carriers in existence prior to the de-regulation of the airline industry) and continuing terror threats have placed additional pressures on the airline industry, leading several airlines to file voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). Chromalloy's repair, overhaul and OEM operations, derive approximately 80% of their sales from the commercial aviation market. The large repair and overhaul business is directly related to the number of hours jet engines are flown, while the smaller OEM business is related to the number of new jet engines placed in service. In 2005, Chromalloy's annual operating income exceeded the 2004 and 2003 levels despite a $5.6 million third quarter charge in 2005 to reserve pre-petition receivables related to certain Delta Airlines, Inc. (“Delta”) and Northwest Airlines Corporation (“Northwest”) contracts. Both Delta and Northwest filed voluntary petitions for reorganization under Chapter 11 on September 14, 2005. At March 31, 2006, trade and unbilled receivables due from major commercial airlines totaled approximately $107.4 million net of the $5.6 million charge to reserve certain Delta and Northwest receivables. A discussion of various Chromalloy customers operating under Chapter 11 follows.

     The aggregate amount due to Chromalloy from Delta and Northwest on the date of their Chapter 11 filings was approximately $12.0 million.  In addition, Chromalloy currently leases 41 jet engines to Northwest.  These leases expire in less than one year.  Sequa, in conjunction with outside legal counsel, has reviewed the various contracts through which Chromalloy conducts business with Delta and Northwest.  Based on this review, Sequa believes that certain contracts will be considered executory in nature and that the underlying business objectives of the contracts will result in their assumption by the respective airlines.  Therefore, Sequa expects that associated pre-petition receivables will ultimately be collected.  Sequa believes that certain other contracts may not be assumed and therefore recorded a $5.6 million charge to reserve related receivables in the third quarter of 2005.  It is possible that the relative rights and obligations of Chromalloy and the airlines may be changed during the course of the bankruptcy proceedings although such changes, if any, and their impact cannot presently be predicted.  Chromalloy continues to discuss its business relationship with both Delta and Northwest.  In addition, Sequa believes that the engines leased to Northwest are not impaired.  Delta accounted for $10.1 million or 4.1% of Chromalloy's sales in the first quarter of 2006  (4.3% of 2005 annual sales), and Northwest accounted for $15.5 million or 6.3% of Chromalloy's sales in the first quarter of 2006 (2.7% of 2005 annual sales).

     United Airlines (“UAL”), which emerged from Chapter 11 in February 2006, accounted for $30.1 million or 12.1% of Chromalloy's sales in the first quarter of 2006 (13% of 2005 annual sales).  The pre-petition net trade accounts receivable balance was nominal, and the impact of the UAL filing on Chromalloy's operations was not significant.  In September 2003, Chromalloy signed a 10-year engine material-by-the-hour contract with UAL which began to contribute repair revenues in March 2004.  At March 31, 2006, trade and unbilled receivables with UAL totaled $22.3 million.

     Independence Air filed a voluntary petition for reorganization under Chapter 11 on November 7, 2005 and suspended operations in early January 2006.  Independence Air accounted for less than 1% of Chromalloy’s annual sales in 2005.  The pre-petition net accounts receivable balance was nominal and the impact of the Independence Air filing on Chromalloy’s operations was not significant

     Chromalloy competes for turbine engine repair business with a number of other companies, including the OEM's which generally have obligations (contractual and otherwise) to approve vendors to perform repair services on their engines and components.  Chromalloy has a number of such approvals, including licensing agreements, that allow it to repair certain components of engines.  The loss of a major OEM's approval to  repair components for its engines could have an adverse effect on Chromalloy, although management believes it has certain actions available to mitigate this effect.

     Sequa is engaged in the automotive airbag inflator business through ARC Automotive.  ARC Automotive's largest customers for airbag inflators are Delphi Automotive Systems and its subsidiaries (“Delphi”) and Key Safety Systems, Inc. and its subsidiaries (“Key Safety”).  Delphi accounted for $21.7 million or 35% of ARC Automotive's first quarter sales in 2006 (36% of 2005 annual sales).  Key Safety accounted for $21.3 million or 35% of ARC Automotive's first quarter sales in 2006 (37% of 2005 annual sales).  These two customers accounted for approximately 47% of the Automotive segment's sales in the first quarter period of 2006.  On October 8, 2005, Delphi filed for protection under Chapter 11.  Sequa, in conjunction with outside legal counsel, has reviewed the long-term supply and licensing agreements that govern ARC Automotive's relationship with Delphi.  In January 2006, these agreements were listed as executory in nature by Delphi and Sequa believes that the underlying business objectives of the agreements will result in their assumption.  Sequa expects that the $1.5 million pre-petition receivables will ultimately be collected.

Casco Products is engaged in the automotive products market and supplies cigarette lighters, power outlets and other automotive accessories to the automotive industry.  In the first quarter period of 2006, a European automobile manufacturer accounted for 14% of Casco Products sales (20% of 2005 annual sales).

     Precoat Metals markets its coating services to steel and aluminum producers and distributors, building products manufacturers, merchant can makers, and manufacturers of other diverse products.  US Steel, historically Precoat Metal's largest customer, accounted for $12.8 million or 19% of Precoat Metal's first quarter sales in 2006 ($35.8 million or 13% of 2005 annual sales).

     In the Specialty Chemicals segment, one customer accounted for 27% of first quarter sales in 2006 (35% of 2005 annual sales) and the top three customers accounted for 40% of first quarter sales in 2006 (45% of 2005 annual sales).  All of these customers are international consumer products companies with whom Warwick International has been doing business for many years.

     MEGTEC Systems markets its industrial drying systems and emission control equipment directly to customers in the coating, converting, and metal finishing industries and sells auxiliary press equipment directly to international web printing press manufacturers and their customers.  One customer accounted for 11% of first quarter sales in 2006 (19% of 2005 annual sales).

     Sequa's assets of discontinued operations include a leveraged lease portfolio that is subject to risks associated with the ultimate realizability of estimated residual values, as well as the creditworthiness of the lessees. At March 31, 2006, Sequa's sole remaining net investment in an aircraft lease with a major commercial airline (American Airlines, Inc.) totaled $15.0 million.

Backlog

     The business of Sequa for which backlog is significant is the Industrial Machinery segment.  The dollar amount of backlog for this segment was $102.1 million or 55% of total consolidated backlog at March 31, 2006 ($100.8 million or 57% of total consolidated backlog at December 31, 2005).

Liquidity and Capital Resources

     Net cash used by operating activities was $42.4 million for the first quarter period of 2006 versus $49.2 million in 2005.  The $6.8 million decrease primarily reflects lower working capital requirements.  Net cash provided by investing activities was $14.1 million in the first quarter period of 2006 versus $21.7 million of net cash used for investing activities in 2005.  The $35.8 increase relates to $30.8 million of net cash proceeds received from a sale of two container ship leveraged leases included in discontinued operations in the first quarter of 2006 and the $7.7 million purchase of a repair parts business in 2005.  Net cash used for financing activities was $4.6 million in the first quarter of 2006 versus cash provided by financing activities of $16.6 million in 2005.  The $21.2 million decrease relates to $36.4 million of net debt payments offset by a $14.6 million increase in the release of restricted cash requirements.

     The 2005 Consolidated Statement of Cash Flows has been revised to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations.  Sequa has previously reported these amounts on a combined basis.

     On March 27, 2006, Sequa Capital sold its ownership interests in two container ship leveraged leases with an aggregate net book value of approximately $23.4 million as of March 27, 2006.  Sequa received $30.8 million of net-cash proceeds, which will be used for general corporate purposes.

     In the first quarter of 2006, Sequa contributed $6.0 million to its domestic qualified pension plans.  Management does not currently anticipate that any additional significant pension plan contributions will be made in 2006.  Sequa monitors its pension plans on an ongoing basis.

     At March 31, 2006, no significant charge to other comprehensive income with respect to a minimum pension liability adjustment is expected in 2006.  In 2005, Sequa contributed $13.3 million to its qualified pension plans.  In 2005, Sequa recorded income of $8.5 million, net of tax, through other comprehensive income, primarily due to the December 31, 2005 merger of the Atlantic Research Employee Pension Plan with Sequa’s largest defined benefit plan, the latter of which was more favorably funded.

     On March 26, 2006 Standard & Poor’s Ratings Services revised its outlook on Sequa to stable from negative.  Sequa's unsecured debt ratings, which are below investment grade, are as follows: Moody's, B1; Standard & Poors Rating Services, BB- and Fitch Ratings, BB.

     In April 2006, Sequa purchased $7.0 million in aggregate of the 8.875% Senior Notes, maturing April 2008 at a $104.5 premium in unsolicited offers.  Management may elect to make additional purchases of outstanding Senior Notes based on available liquidity and other considerations.

     In the fourth quarter of 2005, Sequa repatriated $184.8 million in the form of a dividend from various foreign operating units. The American Jobs Creation Act of 2004 (the “Act”) provided for a special one-time 85% dividends-received deduction on certain foreign dividends paid in 2005 provided the criteria outlined in the tax law are met.  Under the Act, use of the repatriated funds may include the domestic expansion of production, payment and training of domestic workers and the retirement of debt.

     Of the $184.8 million repatriated, $84.8 million represented available cash on hand at certain foreign operations, and the remaining $100.0 million was available through a December 21, 2005 foreign loan agreement designed to maximize the extent of accumulated foreign earnings that could be repatriated.  Due to the complexities of foreign and domestic tax issues associated with the repatriation, and the associated need to restructure certain lines of foreign ownership, a $28.0 million short-term loan existed at December 31, 2005 between a Thailand subsidiary of Chromalloy and Bangkok Bank.  A $28.4 million restricted cash balance resided within Thailand as collateral for principal and interest owed on the Bangkok Bank loan as of December 31, 2005.  The Bangkok Bank loan was repaid in full in the first quarter of 2006.  The restricted cash balance is separately identified in the Consolidated Balance Sheet as of December 31, 2005.

     As indicated above, on December 21, 2005, certain foreign units in the Specialty Chemicals and Aerospace segments, each of which are indirect, wholly-owned foreign subsidiaries of Sequa, and Sequa, as agent for such subsidiaries, entered into a Facility Agreement (the “Facility Agreement”) with Barclays Bank PLC (“Barclays”) acting as agent and Security Agent for further syndication and arranged by Barclays Capital.  The Facility Agreement is comprised of a multicurrency variable rate $100.0 million five-year term loan with quarterly principal repayments of $3.0 million, a $35.0 million five-year term revolving credit facility available to the participating foreign subsidiaries and a $50.0 million five-year term letter of credit facility which replaced Sequa’s previously existing letter of credit facility.  The Facility Agreement is secured by the assets of Sequa’s Specialty Chemical segment as well as certain foreign operations of its Aerospace segment.  The Facility Agreement is subject to financial covenants relating to the participating subsidiaries, including, as defined by the terms of the Facility Agreement, ratios of Net Borrowings to EBITDA; EBITDA to Interest Expense; Cash Flow to Senior Debt Service and Cash Flow to Total Debt Service.  Operating restrictions include, with specified allowed maximums as defined in the Facility Agreement, amounts to be expended on mergers and acquisitions, investments in joint ventures, intercompany loans, capital lease obligations and guarantees.

     At March 31, 2006, Sequa was contingently liable for $33.1 million of outstanding letters of credit and $4.5 million of surety bonds not reflected in the accompanying Consolidated Balance Sheet.  In addition, Sequa has guaranteed up to $6.6 million of its MJB joint venture's bank line of credit and up to 11.5 million British pounds of its TSTL joint venture's capitalized lease payments and overdraft facility.  At March 31, 2006, $0.4 million was outstanding under MJB's bank line of credit and 5.0 million British pounds were outstanding related to the TSTL guarantees.  Sequa is not aware of any existing conditions that would cause demand for payment relative to the outstanding letters of credit, surety bonds or the guarantees.

     Sequa Receivables Corporation (“SRC”), a special purpose corporation wholly-owned by Sequa, has a Receivables Purchase Agreement (“RPA”) that extends through November 16, 2006.  Under the RPA, SRC may sell an undivided percentage ownership interest, up to a maximum participation of $75.0 million, in Sequa's eligible trade receivables through a bank administered multi-seller commercial paper conduit.  The RPA was amended twice in the second quarter of 2005, first to include certain foreign trade receivables in order to broaden the total pool of eligible trade receivables and, second, to terminate the participation of two parties to the agreement, leaving one sole administrator of the commercial paper conduit, which resulted in a reduction of the facility and usage fees.  The RPA was further amended in October 2005 to exclude from eligibility Delta, Northwest, and Delphi receivables, all of which filed for voluntary petitions for reorganization under Chapter 11 in the latter half of 2005.  The RPA was amended again in April 2006 to reinstate United Airlines as an eligible receivable.  Sequa’s availability under the RPA as of March 31, 2006 is approximately $72.0 million  A back-up liquidity line provided by the bank is annually renewable at the bank’s option and contains a net worth covenant applicable to Sequa. The sale of receivables through the bank administered conduit is funded through the sale of A1/P1 rated commercial paper.  SRC pays a facility fee of 0.65% per annum plus 0.45% per annum above the commercial paper rate based on usage.  SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa.  SRC is shielded from credit exposure related to Sequa, and therefore the discount rate offered by the buyer of Sequa trade receivables is based on the highest rated (A1/P1) commercial paper.  The structure employed provides Sequa a low-cost source of funds that would otherwise not be available to Sequa.  In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125,” transactions under the RPA qualify as a sale of receivables.  At March 31, 2006, no trade receivables were sold under the RPA.  However, amounts were sold and settled in full during the three months ended March 31, 2005, resulting in nominal discount expense recorded in Other, net in the Consolidated Statement of Income for the period.

     Capital expenditures amounted to $21.9 million in the first quarter period of 2006, with spending concentrated in the Aerospace, Automotive and Metal Coating segments.  These funds were primarily used to upgrade existing facilities and equipment and to expand capacity.  Sequa currently anticipates that capital spending in 2006 will be in excess of $100 million and will be concentrated primarily in the Aerospace, Automotive and Metal Coating segments.

     At March 31, 2006, Sequa's contractual obligations are as follows:

		Payments Due by Period (Thousands of Dollars) (Unaudited)
			Years	Years	Years
Contractual obligations	Total	2006	2007-2008	2009-2010	=>2011

Long-term debt (a)	$893,886	$9,000	$323,500	$561,386	$-
Interest on long-term debt (b)	244,083	53,515	138,845	51,723	-
Operating leases (c)	59,829	11,836	25,284	15,572	7,137
Purchase obligations (d)	50,263	35,377	14,298	294	294
Other long-term liabilities:
Projected minimum Required pension Contributions	13,000	-	100	4,400	8,500
Environmental Remediation (e)	9,800	5,300	1,400	1,100	2,000
Total	$1,270,861	$115,028	$503,427	$634,475	$17,931

(a)		Represents long-term debt cash payment schedule and excludes net amortizable debt discount of $1.2 million and premium of $1.1 million.

(b)		Interest on long-term debt represents interest payments due on Sequa's 8 7/8% and 9% Senior Notes and the Barclays Facility Agreement. Interest payments on other debt amounts are not significant.

(c)		Operating lease obligations include future rental payments on a leased facility that was excluded from the sale of the ARC propulsion business.

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

     Management currently anticipates that the following will provide sufficient funds to support Sequa's operations for the next twelve months: cash flow from operations; $258.0 million of cash and cash equivalents on hand at March 31, 2006, amounts available under the RPA that extends through November 2006; and the amounts available under the $35.0 million multicurrency revolving credit facility and the $50.0 million facility for the issuance of letters of credit that is secured by assets of certain foreign units in both the Aerospace and Specialty Chemicals segments.  Expected requirements include $77.3 million of interest payments due in the next year on the outstanding 9% and 8 7/8% Senior Notes and the Barclays Facility Agreement; $12.0 million of principal payments on the Barclays Facility agreement; approximately $100.0 million of capital expenditures for continuing operations; the other contractual obligations summarized above; and any future requirements for letters of credit and surety bonds, which totaled $37.6 million at March 31, 2006.

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

     At March 31, 2006, all minimum required capital contributions to Sequa's joint ventures have been satisfied.  Future contributions to the joint ventures require the approval of the respective joint venture's board of directors.  Sequa believes that its joint ventures are adequately capitalized.  In addition, Sequa and its joint venture partners have each guaranteed up to $6.6 million of the MJB joint venture's bank line of credit and up to 11.5 million British pounds of the TSTL joint venture's capitalized lease payments and overdraft facility.  At March 31, 2006, $0.4 million was outstanding under MJB's bank line of credit and 5.0 million British pounds were outstanding related to the TSTL guarantees.  Sequa is not aware of any existing conditions that would cause demand for payment relative to the outstanding letters of credit, surety bonds or the guarantees.

Significant Accounting Policies and Estimates

     Sequa believes that the application of the following accounting policies is important to its financial position and results of operations and requires significant judgments and estimates on the part of management.

Allowance for Doubtful Accounts

Certain of Sequa's operating segments provide services to industries that are experiencing, or have experienced, difficult economic pressures.  The Aerospace segment performs repair and other services for the commercial airline industry, and the ARC Automotive unit of the Automotive segment has a major customer operating under Chapter 11.  See the Risk/Concentration of Business section of the Management's Discussion and Analysis (“MD&A”) in this Quarterly Report on Form 10-Q for further discussion.  Many of Sequa's customers are large, well-known companies, and the customer base is monitored through a review of account balance agings, an assessment of customer financial condition, and interactions with the customers.  Reserves are established through a combination of specific identification of problem accounts and percentages of aging brackets.

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

Goodwill

SFAS No. 142 requires that goodwill and other intangible assets be tested for impairment on an annual basis.  Sequa updated its review of goodwill on its selected annual test date of October 1, 2005 and noted no impairment.  In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit.  If these estimates and assumptions change in the future due to such factors as a decline in general economic conditions; a long-term or permanent decline in air travel; competitive pressures on sales and margins; and other factors beyond management's control, an impairment charge may be required.

Revenue Recognition

Generally, sales are recorded when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collectibility is reasonably assured and the services have been rendered or the products have been shipped and risk of loss has transferred to the customer.  For arrangements entered into after June 30, 2003 that called for multiple deliverables, Sequa recognizes revenue in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.”

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

Income Taxes

Sequa has significant domestic net operating loss carryforwards.  Management believes that such carryforwards will be utilized before their expiration through future reversals of existing taxable temporary differences, future earnings and available tax planning strategies.  Sequa's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions; the state of the airline industry and other major markets; competitive pressures on sales and margins; and other factors beyond management's control.  There can be no assurance that Sequa will meet its expectations for future domestic taxable income in the carryforward period or that available tax strategies can be enacted.  However, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income and available tax strategies will be sufficient to fully realize the domestic operating loss carryforwards at March 31, 2006.

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

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this Quarterly Report on Form 10-Q Sequa carried out an evaluation, under the supervision and with the participation of Sequa’s senior management, including the Chief Executive Officer and the Acting Chief Financial Officer, of the effectiveness of the design and operation of Sequa’s disclosure controls and procedures.

     Based on their evaluation, the Chief Executive Officer and the Acting Chief Financial Officer of Sequa have concluded that Sequa’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that the information required to be disclosed by Sequa in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  (See Item 4, Controls and Procedures, of this Quarterly Report on Form 10-Q, which is incorporated herein by reference).

Forward-Looking Statements

     This document includes forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.  All statements other than statements of historical fact contained in this Report and other periodic reports filed by Sequa under the Securities Exchange Act of 1934, as amended, and other written or oral statements made by Sequa or on its behalf, are forward-looking statements.  When used herein, the words “anticipates,” “expects,” “believes,” “goals,” “intends,” “plans,” or “projects” and similar expressions are intended to identify forward-looking statements.  These include, among others, statements relating to:

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

     A hypothetical 10% uniform decrease in all foreign currency exchange rates relative to the US dollar would have increased the fair value of Sequa's financial instruments by approximately $2.8 million as of March 31, 2006 and $3.9 million as of December 31, 2005.  The sensitivity analysis relates only to Sequa's exchange rate-sensitive financial instruments, which include cash and debt amounts denominated in foreign currencies and all open foreign forward exchange contracts at March 31, 2006 and December 31, 2005. The effect of this hypothetical change in exchange rates ignores the effect this movement may have on the value of net assets, other than financial instruments, denominated in foreign currencies and does not consider the effect this movement may have on anticipated foreign currency cash flows.

     At March 31, 2006 and December 31, 2005, substantially all of Sequa's debt was at fixed rates, with the exception of the $100.0 million variable rate debt issued on December 21, 2005.  Sequa currently does not hold interest rate derivative contracts.  Accordingly, a change in market interest rates would not materially impact Sequa's interest expense but would affect the fair value of Sequa's debt. Generally, the fair value of fixed-rate debt increases as interest rates fall and decreases as interest rates rise.  The fair value of Sequa's total debt was approximately $942.6 million at March 31, 2006 and $970.1 million at December 31, 2005.  A hypothetical 1% increase in interest rates would have decreased the fair value of Sequa’s total debt by approximately $20.6 million at March 31, 2006 and $21.9 million at December 31, 2005.  A hypothetical 1% decrease in interest rates would have increased the fair value of Sequa’s total debt by approximately $21.2 million at March 31, 2006 and $22.5 million at December 31, 2005.   The fair value of Sequa's total debt is based primarily upon quoted market prices of Sequa's publicly traded securities.  The estimated changes in the fair values of Sequa's debt are based upon changes in the present value of future cash flows as derived from the hypothetical changes in market interest rates.

     At March 31, 2006 and December 31, 2005, Sequa had forward foreign exchange contracts and derivatives thereof with notional amounts primarily denominated in Euros: 27.8 million and 21.3 million, respectively and; in US Dollars: 8.6 million and 13.3 million, respectively.  At March 31, 2006, Sequa has several natural gas swaps outstanding with notional amounts in aggregate of $5.4 million that qualified as effective cash flow hedges expiring in various periods through December 2006 to cover a portion of its natural gas requirements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (cont’d)

     The following table presents the carrying amounts and fair values of Sequa's derivative and non-derivative financial instruments:

	(Amounts in thousands)
	(Unaudited)
	At March 31, 2006		At December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$258,046	$258,046	$289,218	$289,218
Forward foreign exchange contracts	551	551	893	893
Liabilities
Current and long-term debt	894,123	942,556	928,135	970,050
Forward foreign exchange contracts	1,334	1,334	397	397
Gas swaps	234	234	-	-

     The fair value of cash and cash equivalents approximates the carrying amount due to the short maturity of those instruments.  The fair value of Sequa's debt is primarily based upon quoted market prices of publicly traded securities, except the $100.0 million debt issuance with Barclays effective December 21, 2005 with variable interest rates, which issuance amount approximates fair value at March 31, 2006.  The fair value of forward foreign exchange contracts and derivatives thereof is based on fair market valuations.  The fair value of Sequa’s natural gas swap agreements is based upon the amounts that Sequa could have settled with the counterparties to terminate the natural gas swaps outstanding.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this Quarterly Report on Form 10-Q Sequa  carried out an evaluation, under the supervision and with the participation of Sequa’s senior management, including the Chief Executive Officer and the Acting Chief Financial Officer, of the effectiveness of the design and operation of Sequa’s disclosure controls and procedures.

     Based on their evaluation, the Chief Executive Officer and the Acting Chief Financial Officer of Sequa have concluded that Sequa’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by Sequa in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Other Information

     The certifications of Sequa's Chief Executive Officer and Acting Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning Sequa's disclosure controls and procedures and internal controls over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Information with respect to Sequa's legal proceedings is included in Note 15 to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A.   RISK FACTORS

There have been no material changes in Sequa’s risk factors from those disclosed in Sequa’s 2005 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs

January 1, 2006 – January 31, 2006	None	None	None	None

February 1, 2006 – February 28, 2006	1,000(1) Shares of Class B Stock	$85.36(1)	None	None

March 1, 2006 – March 31, 2006	172,597(2) Shares of $5.00 Cumulative Convertible Preferred Stock 1,000(3) Shares of Class B Stock	$127.27(2) $88.30(3)	172,597(2) Shares of $5.00 Cumulative Convertible Preferred Stock None(3)	178,543(2) Shares of $5.00 Cumulative Convertible Preferred Stock None(3)

Total	174,597	$126.83	172,597	178,543

(1)In February 2006, 1,000 shares of Class A common stock were issued in exchange for 1,000 shares of Class B common stock.  The exchange was made in accordance with the provisions of Sequa’s Certificate of Incorporation, which provides that shares of Class B common stock are convertible into Class A common stock on a one-for-one basis at any time.

ITEM 2.  UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS (cont’d)

(2)On March 13, 2006, Sequa sent a Notice of Redemption to the holders of its $5.00 Cumulative Convertible Preferred Stock (the “Preferred Stock”) that stated on April 14, 2006 itwould redeem all the then outstanding shares of Preferred Stock for the redemption price of $100 per preferred stock, plus $1.01 per share in dividends accrued up to the redemption date (the “Redemption Price”).  The preferred shareholders had the right to convert any or all of their Preferred Stock into Class A common stock at a conversion rate of 1.322 share of Class A common stock for each share of Preferred Stock in accordance with the terms of the Certificate of Designation governing the Preferred Stock.  Converting shareholders received cash in lieu of fractional shares.  In March 2006, 228,119 shares of Class A common stock were issued in exchange for 172,597 shares of Preferred Stock.  There was no premium recognized in the transaction.  The average market price of Class A common stock over the period of exchange was $96.27.  Sequa received no cash proceeds.

(3)In March 2006, 1,000 shares of Class A common stock were issued in exchange for 1,000 shares of Class B common stock.  The exchange was made in accordance with the provisions of Sequa’s Certificate of Incorporation, which provides that shares of Class B common stock are convertible into Class A common stock on a one-for-one basis at any time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1

Amended and Restated By-laws of the Company to change the number of directors of Sequa to between seven and thirteen (incorporated by reference to Exhibit 3.2 of Sequa’s Current Report on Form 8-K filed on March 29, 2006).

10.2

Fourth Amendment dated as of April 10, 2006 to the Amended and Restated Receivables Purchase Agreement dated as of April 30, 2004 by and among Sequa Receivables Corp., Liberty Street Funding Corp., and the Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of Sequa’s Current Report on Form 8-K filed on April 12, 2006).

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

SEQUA CORPORATION

	BY	/s/ Kenneth J. Binder
Kenneth J. Binder
Senior Vice President, Finance
(Acting Chief Financial Officer)

May 5, 2006