Form 10-Q
period 2006-06-30
SEQUA CORP /DE/
filed 2006-08-04
CIK 95301

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006
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

Large accelerated filer	Accelerated filer	X	Non-accelerated filer

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006

Class A Common Stock, no par value	7,951,826
Class B Common Stock, no par value	3,305,772

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sequa Corporation and Subsidiaries Consolidated Statement of Income (Amounts in thousands, except per share) (Unaudited)
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
Sales	$1,091,149	$973,462	$567,097	$498,440

Costs and expenses
Cost of sales	901,582	784,208	468,555	400,090
Selling, general and administrative	123,491	123,958	62,727	63,467
	1,025,073	908,166	531,282	463,557

Operating income	66,076	65,296	35,815	34,883

Other income (expense)
Interest expense	(38,718)	(36,145)	(18,690)	(18,040)
Interest income	5,264	2,359	2,747	1,042
Equity in income of unconsolidated joint ventures	10,009	6,061	5,726	3,549
Premium on redemption of Senior Notes	(3,732)	-	(3,732)	-
Other, net	(2,911)	(2,951)	(2,077)	(2,238)

Income from continuing operations before income taxes	35,988	34,620	19,789	19,196

Income tax provision	(11,973)	(10,700)	(6,373)	(5,900)
Income from continuing operations	24,015	23,920	13,416	13,296

Income (loss) from discontinued operations, net of income taxes	3,439	-	(1,210)	-

Net income	27,454	23,920	12,206	13,296

Preferred dividends	(164)	(955)	-	(439)
Premium on partial redemption of preferred stock	-	(655)	-	(655)
Net income available to common stock	$27,290	$22,310	$12,206	$12,202

Basic earnings per share
Income from continuing operations	$2.16	$2.11	$1.20	$1.15
Income (loss) from discontinued operations	0.32	-	(0.11)	-
Net income	$2.48	$2.11	$1.09	$1.15

Diluted earnings per share
Income from continuing operations	$2.12	$2.09	$1.18	$1.14
Income (loss) from discontinued operations	0.30	-	(0.10)	-
Net income	$2.42	$2.09	$1.08	$1.14

Dividends declared per share
Preferred	$1.25	$2.50	$-	$1.25

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands)
(Unaudited)

ASSETS

	June 30,	December 31,
	2006	2005
Current assets
Cash and cash equivalents non-restricted	$184,746	$289,218
Cash - restricted	-	28,407
Trade receivables (less allowances of $15,756 and $15,465 as of June 30, 2006 and December 31, 2005, respectively)	361,776	327,670
Unbilled receivables	48,426	40,126
Inventories	513,011	471,039
Assets of discontinued operations	16,159	6,761
Deferred income taxes	40,773	39,724
Prepaid expense and other current assets	26,177	20,124
Total current assets	1,191,068	1,223,069

Investments
Investments and other receivables	106,662	105,210
Assets of discontinued operations	6,271	49,155
	112,933	154,365

Property, plant and equipment, net	441,290	427,101

Other assets
Goodwill	148,068	144,186
Deferred income taxes	21,641	32,202
Deferred charges and other assets	125,402	120,663
	295,111	297,051

Total assets	$2,040,402	$2,101,586

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands, except share data)
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30,	December 31,
	2006	2005
Current liabilities
Current maturities of long-term debt	$15,026	$43,304
Accounts payable	243,046	207,949
Taxes on income	17,898	27,564
Accrued expenses and other current liabilities	170,907	176,396
Total current liabilities	446,877	455,213

Noncurrent liabilities
Long-term debt	783,891	884,831
Liabilities of discontinued operations	1,462	1,494
Other noncurrent liabilities	95,792	93,267
	881,145	979,592
Shareholders' equity
Preferred stock--$1 par value, 1,825,000 shares authorized, 735,000 shares of $5 cumulative convertible stock issued at December 31, 2005	-	735
Class A common stock--no par value, 50,000,000 shares authorized, 7,960,000 shares issued at June 30, 2006 and 7,506,000 shares issued at December 31, 2005	7,960	7,506
Class B common stock--no par value, 10,000,000 shares authorized, 3,715,000 shares issued at June 30, 2006 and 3,719,000 shares issued at December 31, 2005	3,715	3,719
Capital in excess of par value	254,357	293,132
Retained earnings	452,696	425,406
Accumulated other comprehensive income	21,549	7,999
	740,277	738,497
Less: cost of treasury stock	27,897	71,716
Total shareholders' equity	712,380	666,781

Total liabilities and shareholders' equity	$2,040,402	$2,101,586

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Amounts in thousands)
(Unaudited)
	For the Six Months Ended June 30,
	2006	2005*
Cash flows from operating activities:
Income from continuing operations before income taxes	$35,988	$34,620

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	40,557	38,929
Provision for losses on business transferred, under contractual arrangements	14	2,502
Provision for losses on receivables	1,737	2,470
Premium on redemption of Senior Notes	3,732	-
Stock compensation expense amortization	1,227	-
Equity in income of unconsolidated joint ventures, net of earnings distributions received	(2,370)	(4,602)
Other items not providing cash	161	1,244

Changes in operating assets and liabilities:
Receivables	(31,778)	(20,106)
Proceeds from accounts receivable sold	-	17,000
Accounts receivable settled	-	(17,000)
Inventories	(31,227)	(62,470)
Other current assets	(5,343)	1,127
Accounts payable and accrued expenses	15,826	4,358
Other noncurrent assets	(6,533)	-
Other noncurrent liabilities	(901)	(4,946)

Net cash provided by (used for) continuing operations before income taxes	21,090	(6,874)
Cash provided by (used for) discontinued operations before income taxes	1,791	(55)
Income taxes paid, net	(12,127)	(9,027)
Net cash provided by (used for) operating activities	10,754	(15,956)

Cash flows from investing activities:
Business purchased, net of cash acquired	(1,084)	(7,314)
Purchases of property, plant and equipment	(45,856)	(41,564)
Sales of property, plant and equipment	517	1,234
Other investing activities	4,290	3,520
Cash provided by discontinued operations	35,103	1,209
Net cash used for investing activities	(7,030)	(42,915)

Cash flows from financing activities:
Proceeds from debt	17,343	408
Payments of debt	(153,181)	(904)
Premium on redemption of Senior Notes	(3,732)	-
Payments of preferred dividends	(164)	(955)
Other financing activities	31,889	17,884
Net cash (used for) provided by financing activities	(107,845)	16,433

Effect of exchange rate changes on cash and cash equivalents	(351)	(8,253)

Net decrease in cash and cash equivalents	(104,472)	(50,691)

Cash and cash equivalents at beginning of period	289,218	204,842
Cash and cash equivalents at end of period	$184,746	$154,151

*Revised to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations.  Sequa had previously reported these amounts on a combined basis.

The accompanying notes are an integral part of the financial statements.

SEQUA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Preferred Stock	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

	(Amounts in thousands, except per share data) (Unaudited)

Balance at December 31, 2005	$735	$7,506	$3,719	$293,132	$425,406	$7,999	$(71,716)	$666,781
Net income	-	-	-	-	27,454	-	-	27,454
Foreign currency translation adjustment	-	-	-	-	-	13,552	-	13,552
Unrealized loss on cash flow hedges	-	-	-	-	-	(3)	-	(3)
Tax benefit for unrealized loss on cash flow hedges	-		-	-	-	1	-	1
Comprehensive income	-		-	-	-	-	-	41,004
Stock options exercised	-	106	-	4,309	-	-	(200)	4,215
Preferred stock conversion	(334)	343	-	(6,463)	-	-	6,454	-
Class B common stock conversion	-	4	(4)	-	-	-	-	-
Stock grants	-	1	-	13	-	-	181	195
Stock grant compensation expense	-	-	-	6	-	-	-	6
Tax benefit on stock options	-	-	-	1,011	-	-	-	1,011
Stock option compensation expense	-	-	-	1,117	-	-	-	1,117
Preferred stock retirement	(384)	-	-	(37,000)	-	-	37,384	-
Preferred stock redemption	(17)	-	-	(1,768)	-	-	-	(1,785)
Cash dividends	-	-	-	-	(164)	-	-	(164)

Balance at June 30, 2006	$-	$7,960	$3,715	$254,357	$452,696	$21,549	$(27,897)	$712,380

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

     On March 13, 2006, Sequa issued a Notice of Redemption to the holders of its $5.00 Cumulative Convertible Preferred Stock (the “Preferred Stock”) that stated on April 14, 2006, it would redeem all 351,140 outstanding Preferred Stock for a redemption price of $100 per preferred share, plus $1.01 per share in dividends accrued up to the redemption date (the “Redemption Price”).  The preferred shareholders had the right to convert any or all of their shares of Preferred Stock into Class A common stock at a 1.322 conversion rate in accordance with the terms of the Certificate of Designation. In addition, Sequa retired the 383,990 shares of the Preferred Stock being held in a treasury account on March 14, 2006.  As of the redemption date of April 14, 2006, 17,054 shares of Preferred Stock were not converted by the shareholders.   As a result, Sequa redeemed the remaining 17,054 outstanding shares of Preferred Stock at the Redemption Price for approximately $1,723,000, which is included in Other financing activities in the Consolidated Statement of Cashflows for the six months ended June 30, 2006.

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

Note 1.   Basis of presentation (cont’d)

     The consolidated financial statements included herein have been prepared by Sequa, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present Sequa's results for the interim periods presented. Such adjustments consisted of normal recurring items with the exception of the following in 2006:  at the Aerospace segment, Operating income in the second quarter included: a $3,884,000 provision for customer claims related to repair services provided to certain commercial airline customers; a $1,819,000 charge to reserve for unbilled trade receivables in excess of the amount contractually recoverable; a $1,204,000 charge to write off pre-petition receivables from a commercial airline customer that filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the third quarter of 2005, for which a term sheet was executed in June 2006 to sell certain of the pre-petition receivables to a third party (Additional detail is included in Note 17 to these Consolidated Financial Statements); and $2,962,000 of income resulting from the recognition of deferred revenue associated with a terminated contract.  Other income/expense in the second quarter included a charge of $3,732,000 for premiums incurred on the redemption of $83,716,000 of the 8.875% Senior Notes maturing April 2008 in unsolicited offers.  In the second quarter of 2006, Income (loss) from Discontinued Operations included an after-tax charge of $1,210,000 to record the remaining investment in leveraged leases at fair value based on a pending sale of the investment to third parties, which is expected to occur in the third quarter of 2006.  Operating income in the first quarter of 2006 included $1,279,000 of restructuring charges at the ARC Automotive unit of the Automotive segment.  Other, net in the first quarter of 2006 included a $661,000 net loss on the fair market value of forward foreign exchange contracts that did not qualify for cash flow hedge accounting.  In the first quarter of 2006, Income (loss) from Discontinued Operations included an after-tax gain of $4,649,000 on the sale of its ownership interests in two container ship leverage leases.  In the second quarter of 2005, Other, net,  included $1,616,000 of expense to record losses and to reduce the investment in a business transferred under contractual arrangements in 2004.  Operating income in the first quarter of 2005 included a $1,777,000 charge related to a separation agreement executed with Sequa's former Vice Chairman and Executive Officer responsible for operations other than Aerospace.  In the first quarter of 2005, Other, net included a $1,797,000 gain on the fair market value of forward foreign exchange contracts that did not qualify for hedge accounting and $887,000 of expense to record losses and to reduce the investment in a business transferred under contractual arrangements in 2004.

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

     The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Note 2.   Restructuring Charges

     Sequa continues to review its individual operations in order to ensure their competitive positions in their respective markets.  While there were no significant restructuring activities in 2005, ARC Automotive announced in January 2006 that certain manufacturing operations will be transferred from the United States to Mexico and China, resulting in a severance related charge of $1,279,000 included in cost of sales in the Consolidated Statement of Income in the first quarter of 2006.  In addition, in the first quarter of 2006, Casco Products of the Automotive segment reversed $250,000 of accruals no longer required as a result of meeting certain criteria under a state development grant, which is included in cost of sales in the Consolidated Statement of Income in the first quarter of 2006.

     Sequa's Consolidated Balance Sheet includes accruals relating to current and prior restructuring programs of $714,000 at June 30, 2006 and $875,000 at December 31, 2005.  Activity affecting the accruals in the six-month period of 2006 is summarized as follows:

(Amounts in Thousands) (Unaudited)

Balance at December 31, 2005	$875

2006 ARC Automotive restructuring	1,279
Cash payments for involuntary termination and voluntary early retirement benefits	(1,211)
Reversal of accrual re Casco Products economic development grant settlement	(250)
Other activity and adjustments	21
Balance at June 30, 2006	$714

Note 3.   Pension Expense

     The net periodic pension cost for the six and three-month periods of 2006 and 2005 for all significant domestic and foreign funded defined benefit plans include the following components:

	(Amounts in Thousands) (Unaudited)
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Service cost	$4,715	$4,831	$2,367	$2,410
Interest cost	14,284	13,716	7,165	6,842
Expected return on assets	(20,580)	(18,760)	(10,327)	(9,358)
Amortization of net transition amount	6	103	3	51
Amortization of prior service cost	251	363	125	182
Recognized net loss	1,930	1,860	970	925
Net periodic pension cost	$606	$2,113	$303	$1,052

Note 3.   Pension Expense (cont’d)

The weighted average assumptions used to determine the net periodic pension cost were as follows:

	2006	2005

Discount rate	5.85%	6.00%
Expected long-term return on plan assets	8.30%	8.30%
Rate of compensation increase	(a)	(a)

(a)	A graded rate of increase in compensation levels was utilized:
3.5% in 2005 and 2006 and 4.0% thereafter.

     Net periodic pension cost declined in 2006 from the 2005 level for the following reasons: actual returns on plan assets in 2005 exceeded the expected returns, which served to increase the asset base on which 2006 expected returns were calculated, and effective December 31, 2005, the Sequa Retirement Plan (the “Retirement Plan”) was amended whereby all active participants who had not yet reached the age of 45 were excluded from further participation in the Retirement Plan.

     In the first quarter of 2006, Sequa contributed $6,000,000 to its domestic qualified pension plans.  Management may elect to accelerate or make additional pension plan contributions based on available liquidity.

Note 4.   Income Tax Provision

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year.  The effective tax rates for the six-month periods of 2006 and 2005 were based upon estimated annual pre-tax income from continuing operations, including the effect of a provision for state income and franchise taxes and reflect the utilization of net operating loss carryforwards by certain foreign entities.  The tax provisions for the second quarter periods of 2006 and 2005 represent the difference between the year-to-date tax provisions recorded for the six-month periods ended June 30, 2006 and 2005 and the amounts reported for the first quarter periods of 2006 and 2005.  The effective tax rate for continuing operations was 33.3% for the first six months of 2006 compared to 30.9% in the same period in 2005.  The higher tax rate for the first six months of 2006 is primarily due to higher domestic taxable income as a percentage of total taxable income.

     In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) was issued.  FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 also prescribes a two-step evaluation process for tax positions.  The first step is recognition and the second is measurement.  For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

     Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption.  The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Accordingly, Sequa plans to adopt FIN 48 on January 1, 2007.  Sequa is in the process of evaluating FIN 48 to determine the appropriate disclosure requirements.   The impact on the financial statements of the adoption of this standard is not known or reasonably estimable at this time.

Note 5.   Comprehensive Income (Loss)

     Comprehensive income (loss) includes net income and other comprehensive income (loss) items, which are recorded within a separate component of equity in the balance sheet and are excluded from net income.  Sequa's other comprehensive income (loss) items generally include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on effective cash flow hedges.

     Comprehensive income for the six and three months ended June 30, 2006 and 2005 is as follows:

	(Amounts in Thousands) (Unaudited)
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Net income	$27,454	$23,920	$12,206	$13,296
Other comprehensive income (loss) items:

Foreign currency translation adjustments	13,552	(33,514)	9,681	(22,815)
Unrealized (loss) gain on cash flow hedges	(3)	-	221	-
Tax benefit (provision) on unrealized loss on cash flow hedges	1	-	(77)	-
Comprehensive income (loss)	$41,004	$(9,594)	$22,031	$(9,519)

Note 6.  Earnings Per Share

     Basic earnings per share (“EPS”) for each of the periods have been computed by dividing the net earnings, after deducting dividends and the redemption premium on the Preferred Stock, by the weighted average number of common shares outstanding during the period.

     Diluted EPS reflects the potential dilution that would have occurred if each share of the Preferred Stock outstanding was converted at the stated rate into 1.322 shares of Class A common stock, any outstanding in-the-money options to purchase shares of Class A common stock were exercised and any unvested restricted stock grants were vested (“share-based payments”).  In March 2006, 228,119 shares of Class A common stock were issued in exchange for 172,597 shares of the Preferred Stock.  There was no redemption premium recognized since the shares were exchanged at the stated rate of 1.322.  The 172,597 shares of Preferred Stock received in the exchange were retired.  In April 2006, 213,462 shares of Class A common stock were issued in exchange for the 161,489 remaining shares of the Preferred Stock.  There was no redemption premium recognized since the shares were exchanged at the stated rate of 1.322.  The 161,489 shares of Preferred Stock received in the exchange were retired.  See Note 1, Basis of Presentation, for additional information on transactions with respect to the Preferred Stock.  In June 2005, 91,168 shares of Class A common stock were issued out of treasury in exchange for 61,600 shares of the Preferred Stock.  The exchange rate was 1.48 shares of Class A common stock for each share of the Preferred Stock, which resulted in a premium of $655,000 over the stated exchange rate.  The 61,600 shares of Preferred Stock received in the exchange were retired.  The elimination of preferred dividends on the redemption of preferred shares was not included in the computation of diluted EPS for the three-month period of 2006 because inclusion would have had an anti-dilutive effect on EPS.  The following table reflects the conversion of each share of preferred stock into 1.322 shares of common stock (464,000 common shares for each 2005 period presented).  The elimination of preferred dividends and the exchange premium on the redemption of preferred shares was not included in the computation of diluted EPS for the three and six-month periods of 2005 because inclusion would have had an anti-dilutive effect on EPS.

Note 6.  Earnings Per Share (cont’d)

The computation of basic and diluted earnings per share is as follows:

	(Amounts in Thousands, except per share)
	(Unaudited)
	For the		For the
	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Income from continuing operations	$24,015	$23,920	$13,416	$13,296
Less: Preferred dividends	(164)	(955)	-	(439)
Less: Premium on partial redemption of preferred stock	-	(655)	-	(655)

Income from continuing operations available to common stock--basic	23,851	22,310	13,416	12,202

Income (loss) from discontinued operations, net of income taxes	3,439	-	(1,210)	-

Net income available to common stock--basic	27,290	22,310	12,206	12,202

Convertible preferred stock dividend requirement	164	878	-	439

Net income available to common stock --diluted	$27,454	$23,188	$12,206	$12,641

Weighted average number of common shares outstanding -- basic	11,024	10,562	11,229	10,585

Conversion of convertible preferred stock	194	464	-	464

Dilutive effect of exercise of share-based payments	129	63	107	65

Weighted average number of common shares outstanding -- diluted	11,347	11,089	11,336	11,114

Basic earnings per share
Income from continuing operations	$2.16	$2.11	$1.20	$1.15
Income from discontinued operations	0.32	-	(0.11)	-
Net income	$2.48	$2.11	$1.09	$1.15

Diluted earnings per share
Income from continuing operations	$2.12	$2.09	$1.18	$1.14
Income from discontinued operations	0.30	-	(0.10)	-
Net income	$2.42	$2.09	$1.08	$1.14

Note 7.   Trade Receivables, Net and Unbilled Receivables

     SRC, a special purpose corporation wholly owned by Sequa, has a RPA that extends through November 16, 2006.  Management expects the RPA to be extended prior to its expiration in November 2006.  Under the RPA, SRC may sell an undivided percentage ownership interest up to a maximum participation of $75,000,000 in Sequa's eligible trade receivables through a bank administered multi-seller commercial paper conduit.  The RPA was amended twice in the second quarter of 2005, first to include certain foreign trade receivables in order to broaden the total pool of eligible trade receivables and, second, to terminate the participation of two parties to the agreement, leaving one sole administrator of the commercial paper conduit, which resulted in a reduction of the facility and usage fees.  The RPA was further amended in October 2005 to exclude from eligibility receivables of Delta Airlines, Inc. (“Delta”), Northwest Airlines Corporation (“Northwest”), and Delphi Automotive Systems (“Delphi”), all of which filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the latter half of 2005.  The RPA was amended again in April 2006 to reinstate United Airlines as an eligible receivable.  Sequa’s availability under the RPA as of June 30, 2006 was approximately $62,200,000.  A back-up liquidity line provided by the bank is annually renewable at the bank’s option and contains a net worth covenant applicable to Sequa. The sale of receivables through the bank-administered conduit is funded through the sale of A1/P1-rated commercial paper.  SRC pays a facility fee of 0.65% per annum plus 0.45% per annum above the commercial paper rate based on usage.  SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa.  In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125,” transactions under the RPA qualify as a sale of receivables.  At June 30, 2006 and December 31, 2005, no trade receivables were sold under the RPA.  However, amounts were sold and settled in full during the six months ended June 30, 2005, resulting in nominal discount expense recorded in Other, net in the Consolidated Statement of Income for the six-month period of 2005.  There was no discount expense recorded in Other, net in the Consolidated Statement of Income for the six months ended June 30, 2006.

     Unbilled receivables relate to the Aerospace segment's materials-by-the-hour and power-by-the-hour contracts.   Unbilled receivables are limited to amounts that are contractually recoverable.

Note 8.   Inventories

     The inventory amounts at June 30, 2006 and December 31, 2005 were as follows:

	(Amounts in Thousands)
	(Unaudited)
	June 30,	December 31,
	2006	2005

Finished goods	$225,686	$209,020
Work in process	144,796	135,337
Raw materials	163,193	146,413
Customer deposits	(20,664)	(19,731)
	$513,011	$471,039

Note 9.   Discontinued Operations

     During 1991, Sequa adopted a formal plan to divest the investment portfolio of its leasing subsidiary, Sequa Capital Corporation (“Sequa Capital”), and to classify it as a discontinued operation.  As of June 30, 2006, Sequa Capital was in negotiation with third parties to sell the remaining investment in leveraged leases with an aggregated net book value of $16,159,000.  As a result, Sequa recognized in discontinued operations an after-tax charge of $1,210,000 (pre-tax charge of  $3,120,000) in the second quarter of 2006 to record the remaining investment in leveraged leases at fair value.  On March 27, 2006, Sequa Capital sold its ownership interests in two container ship leveraged leases with an aggregate net book value of approximately $23,402,000.  Sequa received $30,833,000 of net cash proceeds and recognized an after-tax gain of approximately $4,649,000 (pre-tax gain of $7,431,000) in discontinued operations on the sale.

     Assets and liabilities of discontinued operations are separately presented in the Consolidated Balance Sheet. The components of discontinued operations included in the Consolidated Balance Sheet are as follows:

	(Amounts in Thousands)
	(Unaudited)
	June 30,	December 31,
	2006	2005
Current assets
Investment in leveraged leases	$16,159	$6,761
Total current assets	$16,159	$6,761

Long-term assets
Investment in leveraged leases	$-	$42,512
Other assets	6,271	6,643
Total long-term assets	$6,271	$49,155

Noncurrent liabilities
Other liabilities	$1,462	$1,494
Total noncurrent liabilities	$1,462	$1,494

Note 10.   Goodwill

     Of the $3,882,000 increase in goodwill in the Consolidated Balance Sheet, $1,857,000 is attributable to the acquisition of a small solvent recovery business in the Industrial Machinery segment, a $178,000 purchase price adjustment related to a small manufacturer of test products used by the detergent and chemical industry, and the remainder reflects foreign currency translation adjustments.

Note 11.   Accrued Warranty Costs

     Warranty costs primarily relate to the Industrial Machinery segment.  This unit sells equipment that is substantial in size, complexity, workload requirements and cost.  Warranties are generally issued for 12 to 18 months from the date of installation.  Warranty reserves are primarily established using a percentage of sales based on past loss experience.  Warranty activity is summarized as follows:

	(Amounts in Thousands) (Unaudited)
	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Warranty reserves, beginning of period	$10,369	$9,609	$10,584	$9,103
Warranties issued	4,507	3,915	2,778	2,129
Warranty costs incurred	(3,584)	(3,160)	(1,955)	(1,381)
Changes in liability for pre-existing warranties, including expirations	(2)	(181)	(1)	95
Foreign currency translation adjustments	433	(563)	317	(326)
Warranty reserves, end of period	$11,723	$9,620	$11,723	$9,620

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

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  At June 30, 2006, the potential exposure for all remediation costs is estimated to range from $9,100,000 to $14,400,000, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $11,645,000.  These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities.  Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, remediation costs for continuing operations are estimated to be in the range of $5,000,000 to $7,000,000 for 2006.  In the six-month period of 2006, actual remediation expenditures were $2,366,000.

Note 13.  Indebtedness

     Long-term debt is as follows:

	At June 30,	At December 31,
	2006	2005
	(Amounts in thousands)
	(Unaudited)
Senior Unsecured Notes, at 9%, due 2009	$498,000	$498,000
Senior Unsecured Notes, at 8 7/8%, due 2008	215,784	299,500
Barclays term loan facility, due 2010	82,966	99,386
Barclays revolving credit facility	-	3,330
Bangkok Bank	-	27,974
Net discount on Senior Unsecured Notes	(934)	(55)
Line of Credit facility	3,101	-
	798,917	928,135
Less current maturities	(15,026)	(43,304)
	$783,891	$884,831

     During the second quarter of 2006, Sequa purchased $83,716,000 in aggregate of the 8.875% Senior Notes, maturing April 2008 at an average premium of $104.5 in unsolicited offers.

     On December 21, 2005, certain foreign units in the Specialty Chemicals and Aerospace segments, each of which are indirect, wholly-owned foreign subsidiaries of Sequa and Sequa, as agent for such subsidiaries, entered into a Facility Agreement (the “Facility Agreement”) with Barclays Bank PLC  (“Barclays”) acting as agent and Security Agent for further syndication and arranged by Barclays Capital.  The Facility Agreement is comprised of a $100,000,000 five year term, variable rate, multicurrency loan with minimum quarterly principal repayments of $3,000,000, a $35,000,000 five year term revolving credit facility available to the participating foreign subsidiaries and a $50,000,000 five year term letter of credit facility which replaced Sequa’s previous letter of credit facility.

     Due to the complexities of foreign and domestic tax issues associated with the 2005 repatriation of foreign earnings, and the associated need to restructure certain lines of foreign ownership, a $27,974,000 short-term loan existed at December 31, 2005 between a Thailand subsidiary of Chromalloy and Bangkok Bank.  A $28,407,000 restricted cash balance resided within Thailand as collateral for principal and interest owed on the Bangkok Bank loan, which was repaid in the first quarter of 2006.  The release of the $28,407,000 of restricted cash is included in Other financing activities in the Consolidated Statement of Cash Flows for the six months ended June 30, 2006.

Note 14.   Derivatives and Financial Instruments

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

     Forward foreign exchange contracts and derivatives thereof are used to hedge the cash flows of certain forecasted sales and intercompany firm sales commitments.  These contracts are primarily short-term in nature with the maximum hedge period not exceeding two years.  Gains and losses on these contracts, representing the effective portion of the hedging activity are reported in Accumulated Other Comprehensive Income.  These deferred gains and losses are recognized in operating income in the period in which the sale is recognized.  Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Income.  Other, net in the Consolidated Statement of Income includes $31,000  and $1,904,000 of income in the six-month periods of 2006 and 2005, respectively; and $692,000 and $107,000 of income in the three-month periods ended June 30, 2006 and 2005, respectively, related to the fair market valuation of forward foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting.  At June 30, 2006, there were no forward foreign exchange contracts and derivatives thereof that were effective cash flow hedges and which could be included in Accumulated Other Comprehensive Income.

     Gains and losses on natural gas swaps that are highly effective in hedging the cash flow variability of certain anticipated purchases are deferred and included as a component of Accumulated Other Comprehensive Income until the purchase is consummated and the deferred gains and losses are recognized in operating income. Gains and losses on the fair market value of natural gas swaps that do not qualify for hedge accounting are reported in earnings as a component of Other, net.  Other, net in the Consolidated Statement of Income includes $649,000 of expense in the six and three months ended June 30, 2006 related to the fair market valuation of natural gas swaps that did not qualify for hedge accounting.

     At June 30, 2006 and December 31, 2005, Sequa had forward foreign exchange contracts and derivatives thereof with notional amounts primarily denominated in Euros: 20,460,000 and 21,348,000, respectively; in US Dollars: 8,949,000 and 13,339,000, respectively; and in Swedish Krona: 30,643,000 and 0, respectively.  At June 30, 2006, Sequa had natural gas swaps outstanding with notional amounts in aggregate of $2,722,550 expiring in various periods through December 2006 to cover a portion of its natural gas requirements.

Note 15.  Share-Based Payments

     At June 30, 2006, Sequa has four stock-based employee compensation plans effective as follows:  the 1998 Key Employees Stock Option Plan, the 1998 Directors’ Stock Compensation Plan (as amended as of January 1, 1999), the 2003 Six Sigma Restricted Stock Plan, and the 2003 Directors’ Stock Award Plan (collectively the “compensation plans”).

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

     In 2005, 3,500 options were granted and no options have been  granted in 2006 or 2004.  On September 25, 2003, Sequa granted 495,000 options on Sequa's Class A common stock to key employees under the provisions of the 1998 Key Employees Stock Option Plan. The total fair value of the options granted on September 25, 2003 was estimated on the date of grant to be $7,787,000 using the Black-Scholes option pricing model. The model's assumptions were as follows: expected option life of 4 years; risk-free interest rate of 2.56%; expected volatility of 44.56%; and an expected dividend yield of 0%.  The risk-free interest rate reflects the yield on a zero-coupon U.S. government bond having a remaining maturity of four years as of September 25, 2003.  The expected volatility was based on three years of monthly historical data ended August 2003, and the expected option life was determined using historical exercise and post-vesting forfeiture patterns.

     The following table summarizes the activity related to employee stock options for the six months ended June 30, 2006:

		Weighted	Aggregate
		Average	Intrinsic
	Options	Price	Value
Outstanding at December 31, 2005	308,872	$41.92	-
Granted	-	$-	-
Expired or Cancelled	(6,332)	$41.70	-
Exercised	(106,030)	$41.64	$4,622,000
Outstanding at June 30, 2006	196,510	$42.08	-

Exercisable at
December 31, 2005	167,714	$41.78	-
June 30, 2006	61,878	$42.26	-

Available for future grant	542,091	-	-

     Options exercisable at June 30, 2006 range in price from $41.70 to $54.41 per Class A  common share.  The weighted average remaining contractual terms for the 2005 stock option grant and the 2003 stock option grant are 3.83 years and 2.25 years, respectively, for both options outstanding and exercisable at June 30, 2006.

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

     2003 Directors' Stock Award Plan. This plan was effective December 11, 2003 and was approved at Sequa's annual meeting of stockholders in 2004. The purpose of the plan is to encourage and enable members of the Board of Directors of Sequa, who are not employed by Sequa or any of its subsidiaries or affiliates, to acquire a proprietary interest or to increase an existing interest in Sequa through the ownership of Class A common stock. The plan provides for the granting of options as approved by the Board of Directors from time to time. The option price per share may not be less than the fair market value of the Class A common stock on the date the option is granted. The options vest after a period of one year and no options may be exercised after the expiration of ten years from the date of grant. At June 30, 2006, no options were outstanding under the plan. The plan also provides that on January 15 of each calendar year beginning with 2004, eligible Directors will receive a grant of restricted Class A common stock having a market value of $10,000, unless the Board determines in its discretion prior to the grant date that a greater or lesser number of shares of restricted stock, or no shares of restricted stock, will be granted on that date. The stock is restricted for a period of one year during which time it cannot be transferred, pledged, assigned, sold or otherwise encumbered. The total number of shares that can be issued pursuant to exercise of options or pursuant to the grant of restricted stock under the plan cannot exceed 50,000 shares of Class A common stock.

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, or Lapse of Restrictions on Restricted Stock	Weighted-Average Exercise Price of Outstanding Options, or Restricted Stock	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	206,671	$43.07	628,286

Equity compensation plans not approved by security holders	13,832	46.74	-

Total	220,503	$43.29	628,286

     Prior to the 2003 Six Sigma Restricted Stock Plan, from time to time, Sequa would make grants of restricted stock to its Six Sigma participants. The weighted-average exercise price of a restricted stock grant is considered to be zero since the recipient receives the stock contingent on the lapse of restrictions.

     Two of the Company's equity compensation plans - the 2003 Six Sigma Restricted Stock Plan and the 1998 Directors' Stock Compensation Plan - authorize the award of restricted stock to eligible participants. These plans are not registered under the Securities Act of 1993, as amended (the "Securities Act"), but require compliance with Rule 144 under the Securities Act.

     Prior to December 31, 2005, Sequa accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  For the six months ended June 30, 2005, no stock-based employee compensation cost was recognized for stock option grants in accordance with the above compensation plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  All Sequa restricted stock issued in accordance with the above compensation plans was recognized as compensation expense over the restricted period, based on the fair value of the stock on the date of grant.  Historically, compensation expense recognized for stock grants has not been significant.  Effective January 1, 2006, Sequa adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (SFAS No. 123(R)”), using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in the six months of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair market value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  Results for prior periods have not been restated.

     As a result of adopting SFAS No. 123(R) on January 1, 2006, Sequa recognized $1,117,000 and $499,000 of pre-tax compensation expense related to stock options in the Consolidated Statement of Income in the six and three months ended June 30, 2006, respectively.  The after-tax effect of these charges was to reduce both basic earnings per share and diluted earnings per share from continuing operations by $0.09 and $0.04 in the six and three months ended June 30, 2006, respectively.  The total compensation cost related to non-vested awards not yet recognized as of June 30, 2006 amounts to approximately $600,000, which is expected to be amortized over the next three months.

     Cash received from the exercise of stock options for the six and three-month periods ended June 30, 2006 was $4,215,000 and $399,653, respectively.  The related tax benefits realized from the exercise of stock options for the six and three-month periods ended June 30, 2006 was $1,119,000 and $52,000, respectively.

     For the six months and three months of 2005, had compensation cost for Sequa's stock option plan been determined using the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation,” Sequa's income from continuing operations and related earnings per share would have been affected as follows:

	For the Six Months Ended June 30, 2005	For the Three Months Ended June 30, 2005
	(Amounts in Thousands, except per share data) (Unaudited)

Reported income from continuing operations	$23,920	$13,296

Stock-based compensation, net of related tax effects, under SFAS No. 123	(752)	(362)
Adjusted income from continuing operations	$23,168	$12,934

Basic earnings per share:
Reported income from continuing operations	$2.11	$1.15

Stock-based compensation, net of related tax effects, under SFAS No. 123	(0.07)	(0.03)

Adjusted income from continuing operations	$2.04	$1.12

Diluted earnings per share:
Reported income from continuing operations	$2.09	$1.14

Stock-based compensation, net of related tax effects, under SFAS No. 123	$(0.07)	$(0.03)

Adjusted income from continuing operations	$2.02	$1.11

Note 16.   Summary Business Segment Data

     Sequa's sales and operating income by business segment are as follows:

	(Amounts in Thousands)
	(Unaudited)

	Sales			Operating Income
	Year to Date			Year to Date
	2006		2005	2006	2005

Aerospace		$517,327	$424,820	$38,354	$32,390
Automotive		188,951	182,333	9,450	16,991
Metal Coating		141,244	133,768	18,048	14,695
Specialty Chemicals		103,475	113,682	10,811	15,362
Industrial Machinery		130,807	110,166	8,223	6,243
Other Products		9,345	8,693	637	776
Corporate expenses		-	-	(19,447)	(21,161)
Total	$		$973,462	$66,076	$65,296

	(Amounts in Thousands)
	(Unaudited)

	Sales		Operating Income
	Second Quarter		Second Quarter
	2006	2005	2006	2005

Aerospace	$269,498	$217,498	$19,150	$17,768
Automotive	97,645	91,273	6,427	8,236
Metal Coating	74,339	70,702	10,310	8,036
Specialty Chemicals	52,710	57,002	5,191	8,080
Industrial Machinery	69,481	57,881	4,658	2,850
Other Products	3,424	4,084	99	242
Corporate expenses	-	-	(10,020)	(10,329)
Total	$567,097	$498,440	$35,815	$34,883

Note 17.   Contingencies and Commitments

     Sequa is involved in a number of claims, lawsuits and proceedings (environmental and otherwise) that arose in the ordinary course of business.  Other litigation pending against Sequa involves allegations that are not routine and include, in certain cases, compensatory and punitive damage claims.

     The ultimate legal and financial liability of Sequa in respect to all claims, lawsuits and proceedings referred to above cannot be estimated with any certainty.  However, in the opinion of management, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate

Note 17.   Contingencies and Commitments (cont’d)

outcome of these legal proceedings, net of liabilities already accrued in Sequa's Consolidated Balance Sheet, is not expected to have a material adverse effect on Sequa's consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on Sequa's results of operations for that period.

     Various operating units of Sequa have had customers who have filed voluntary petitions for relief under Chapter 11.  Sequa monitors the bankruptcy cases of these customers in order to file appropriate claims and take other steps necessary to protect its interests.  Once a customer files a petition under Chapter 11, Sequa provides additional allowances for doubtful accounts based on an evaluation of the relevant facts.  In addition, as to those bankruptcy cases where a customer's reorganization and/or liquidation plan clearly indicates that avoidance claims will likely be asserted or where such claims have been asserted, Sequa has undertaken an analysis to estimate its potential exposure for such claims in such bankruptcy cases.  As of June 30, 2006, Sequa has determined that such potential exposure is in the range of $800,000 to $900,000 (no single amount is more likely than any other amount) and, accordingly, has provided a liability for the minimum amount.

     On September 14, 2005, Delta and Northwest (together, the “airlines”), customers of the Chromalloy operating unit, filed voluntary petitions for reorganization under Chapter 11.  The aggregate amount due to Chromalloy operating units from the airlines on such date was approximately $12,000,000.  In addition, Chromalloy currently leases 41 jet engines to Northwest.  These leases expire in less than one year.  Sequa, in conjunction with outside legal counsel, has reviewed the various contracts through which Chromalloy conducts business with Delta and Northwest.  Based on this review, Sequa believes that certain contracts will be considered executory in nature and that the underlying business objectives of the contracts will result in their assumption by the respective airlines.  Therefore, Sequa expects that associated pre-petition receivables will ultimately be collected.  Sequa believes that certain other contracts may not be assumed and therefore recorded a $5,579,000 charge to reserve related receivables in the third quarter of 2005.  It is possible that the relative rights and obligations of Chromalloy and the airlines may be changed during the course of the bankruptcy proceedings, although such changes, if any, and their impact cannot presently be predicted.  Chromalloy continues to maintain a business relationship with both Delta and Northwest.  In addition, Sequa believes that the engines leased to Northwest are not impaired.  In June 2006, Chromalloy entered into negotiations and executed a term sheet with a third party to sell all rights, title and interest in $10,989,000 of pre-petition accounts receivable at a discount.  As a result, Sequa recorded an additional reserve and recognized a charge of approximately $1,204,000 in operating income in the second quarter of 2006.

     On October 8, 2005, Delphi, the largest customer of Sequa's Automotive unit, filed for protection under Chapter 11.  Sequa, in conjunction with outside legal counsel, has reviewed the long-term supply and licensing agreements that govern ARC Automotive's relationship with Delphi.  In January 2006, these agreements were listed as executory in nature by Delphi and Sequa believes that the underlying business objectives of these agreements will result in their assumption. Sequa expects that the $940,000 pre-petition receivables will ultimately be collected.

     At June 30, 2006, Sequa was contingently liable for $37,104,000 of outstanding letters of credit and $5,248,000 of surety bonds not reflected in the accompanying Consolidated Financial Statements.  In addition, Sequa has guaranteed a new bank line of credit, as restructured in the second quarter of 2006 to replace the existing line of credit, for its MJB International Limited (“MJB”) joint venture in an amount up to $6,750,000.  Sequa has also guaranteed 50% of the capitalized lease payments and 50% of the overdraft facility for its Turbine Surface Technology Limited (“TSTL”) joint venture in an amount not to exceed 9,250,000 British pounds, as adjusted for a new overdraft facility executed in  June 2006 and a previously expired portion of the guarantee.  At June 30, 2006, $1,412,000 was outstanding under MJB's bank line of credit and 6,161,000 British pounds were outstanding related to the TSTL guarantees.  The fair value of the guarantees issued in 2006 was nominal.  Sequa is not aware of any existing conditions that would cause risk of loss relative to outstanding letters of credit, surety bonds or bank guarantees.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Overview of Business

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

Sales

     Overall sales increased 12% in the six-month period and 14% in the second quarter of 2006.  These advances are after the effect of translating local currency sales into US dollars, which lowered sales by $13.8 million, or 1%, in the six months and $0.7 million in the three months.  The sales increase for both periods were led by strong advances at the Aerospace and Industrial Machinery segments and more moderate gains at the Automotive and Metal Coating segments. The Specialty Chemicals segment posted lower sales for both periods, while sales of the Other Products Segment were ahead for the six months and down for the second quarter. A detailed discussion of sales by operating segment follows.

     Sales of the Aerospace segment increased 22% in the six months and 24% in the second quarter. The increase in sales in both periods was tempered by the effect of translating local currency sales into US dollars, which lowered sales by approximately $4.7 million, or 1%, in the six months and $0.3 million in the three months. The advances reflect the ongoing benefit of new product introductions and of sales added through long-term contracts with airline customers. These contracts, which give Chromalloy the exclusive right to provide repairs, replacement parts or inventory and engine management services on specific engines within the airline's fleet, have spurred sales and represent a source of ongoing revenue growth.  Military sales rose 5% in the six-month period and declined 4% in the three-month period, while sales to marine and industrial turbine customers declined slightly in both periods.

     Sales of the Automotive segment advanced 4% in the six months and 7% in the second quarter. Six-month sales are after adjusting for currency translation, which lowered sales by $1.8 million, or 1%.  Sales of ARC Automotive, the airbag inflator unit, were 4% higher for the six months and 10% higher in the three months due to improvement in domestic sales of passenger and side-impact inflators, partially offset by lower sales at the Italian operation.  Sales of Casco Products, which manufactures cigarette lighters and electronic sensors, increased 2% for the six months and 1% for the three months. The improvement in both periods is due to higher sales of electronic products in Europe and Canada and increased sales of lighters in Latin America.  Domestic operations posted a decline in lighter sales in both periods.

     Sales of the Metal Coating segment advanced 6% in the six months and 5% in the second quarter, primarily due to improved sales to the building products market, where demand has returned to normal levels following last year’s decline that resulted from volatility in the domestic steel industry in 2004.  The advance for the six months was tempered by the effect of lower sales under metal management programs than in the same period of 2005.

     Sales of the Specialty Chemicals segment declined 9% in the year-to-date period and 8% in the second quarter due to moderately lower shipments of TAED in both periods and the effect of translating local currency results into US dollars, the latter of which lowered sales by approximately $4.6 million, or 4%, in the six months and $0.5 million, or 1%, in the three months. The impact of the decline was mitigated by higher sales in both periods at the international marketing and distributions units.

     Sales of the Industrial Machinery segment advanced sharply, posting a 19% improvement in the six months and 20% in the second quarter. The advance for the six-month period was tempered by the translation of local currency sales into US dollars (approximately $2.8 million, or 3%).  The segment’s increase in both periods was primarily driven by higher sales of graphic arts equipment in the US and Europe and increased sales of emission control equipment in Europe.  Sales for the six months also included increased sales of industrial products equipment in Asia.

     Sales of the Other Products segment increased 8% in the six months and declined 16% in the second quarter.  The second quarter decline reflects differences in the timing of shipments, as a greater portion of 2006 six-month sales shipped in the opening period of the year than was the case in 2005. Sales for the six months of 2006 reflect a continued high level of demand from the formalwear market.  Revenues from Centor, the real estate holding company, declined slightly in both periods.

Operating Income

     Overall operating income increased by 1% in the six months and 3% in the three months, as advances at the Aerospace, Metal Coating and Industrial Products segments were mitigated by declines at the Automotive, Specialty Chemicals and Other Products segments in both periods.  Results for both periods were bolstered by lower corporate expenses.  Sequa’s foreign operations contributed operating income of $31.5 million and $17.6 million in the six- and three-month periods of 2006, respectively, compared with operating income of $34.2 million and $16.5 million in the same periods of 2005.  The decline in foreign operations for the six-month period primarily reflects lower sales at the overseas operations of ARC Automotive, in the Automotive segment, and the Specialty Chemicals segment, as well as the effect of translating local currency results into US dollars (approximately $1.1 million, or 2%).  In the second quarter, the lower results at the Specialty Chemicals segment and the overseas operations of the ARC Automotive unit were more than offset by advances at the foreign operations of the Aerospace segment. A detailed review of operating income by segment follows.

     Operating profits of the Aerospace segment advanced 18% in the six months and 8% in the second quarter, due to the benefit of higher sales and improved absorption of fixed costs.  Results in the second quarter were unfavorably affected by several factors: a $3.9 million provision for customer claims related to repair services provided to certain commercial airline customers; a charge of $1.8 million to reserve for unbilled trade receivables in excess of the amount contractually recoverable; and a provision of $1.2 million to increase reserves for pre-petition accounts receivable due from a commercial airline customer that filed for bankruptcy protection in the third quarter of 2005.  The balance of pre-petition accounts receivable due from this customer is expected to be sold in the third quarter of 2006. The effect of these factors was partially offset by $3.0 million of income resulting from the recognition of deferred revenue associated with a terminated contract with a commercial airline.

     Results of the Automotive segment declined 44% and 22% in the six- and three-month periods, respectively, reflecting a sharp decline at ARC Automotive partially offset by improved results at Casco Products in both periods. The decline at ARC Automotive is due to the following factors: start-up costs at new plants in Mexico and China that amounted to $5.3 million and $1.9 million in the six- and three-month periods, respectively; lower sales in Europe in both periods; impact of higher steel surcharges; and $1.3 million of severance-related charges from headcount reductions in the US in the first quarter of 2006.  Barring any serious deterioration in the automotive industry, the benefits of transferring manufacturing operations to lower cost regions are expected to begin to accrue over the near term.  Casco Products posted an improvement in both periods as a result of higher sales, benefits derived from a series of actions to source from lower cost regions and improve overall operating efficiencies particularly through operational excellence programs.

     Operating income in the Metal Coating segment advanced 23% in the six-month period and 28% in the three-month period.  The benefits of increased volumes, improved absorption of fixed costs and productivity improvements due to Six Sigma programs were partially offset by higher costs for natural gas, electricity and raw materials in both periods.

     Results of the Specialty Chemicals segment declined $4.6 million, or 30%, and $2.9 million, or 36%, in the six- and three-month periods, respectively, due to the combined effect of lower TAED sales and higher energy costs in both periods.  Six-month results were further reduced by unfavorable exchange rate movements of $0.5 million, or 3%.  Early in the second quarter of 2006, a fire damaged a granulation plant at the segment’s Warwick facility, causing it to be shut down for three months. The costs associated with the fire are estimated to be $11.5 million primarily consisting of costs to repair the property and equipment and the premium cost of outsourcing the granulation process during the period of shutdown.  Management expects these costs to be recoverable through insurance. A cash advance of $4.6 million was received from the insurance carrier in June, with an additional advance expected in August. The results for the second quarter were not materially impacted by this incident.

     Operating income in the Industrial Machinery segment advanced 32% in the six months and 63% in the second quarter as a result of higher sales in all product categories at all of the major operations in both periods, combined with ongoing productivity improvements stemming from Six Sigma and low-cost sourcing activities.  Margins were slightly impacted by an unfavorable product mix and lower margins on equipment sales in Europe in both periods.

     Operating income of the Other Products segment decreased $0.1 million in both the six- and three-month periods.  Results for the six months reflect higher sales at the After Six unit mitigated by $0.5 million of one-time charges related to contract cancellation fees and severance costs, and a slight decline at the Centor unit.  Results for the second quarter reflect lower sales at both the After Six and Centor units.

     Corporate expenses were 8% lower in the six months and 3% lower in the second quarter of 2006, due to the absence of a $1.8 million charge recorded in the first quarter of 2005 related to a separation agreement with a former senior executive officer, and to lower insurance costs and professional services fees.  The decline in corporate expenses was tempered by a required change in accounting for stock options ($0.3 million in the six-month period) and by $0.9 million of increased environmental provisions in the second quarter.

Equity in Income of Unconsolidated Joint Ventures

     Sequa's investments in unconsolidated joint ventures are primarily concentrated in the Aerospace segment.

     Chromalloy is a partner in joint ventures aimed at strengthening its ties to certain OEMs and airline customers, as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements.  Sequa's investment in Chromalloy's joint ventures was $76.5 million at June 30, 2006 and $74.4 million at December 31, 2005.  The combination of income and losses of Chromalloy's joint ventures was income of $10.0 million and $6.5 million in the six-month periods of 2006 and 2005, respectively, and income of $5.7 million and $4.0 million in the second quarters of 2006 and 2005, respectively.  The largest of the Chromalloy joint ventures are discussed in the following paragraphs.

     Chromalloy and Siemens Westinghouse Power Corporation and Siemens Aktiengesellschaft (collectively referred to as “Siemens”) have joint ownership of four operating companies.  Three of the companies provide service and repairs for heavy industrial gas turbines manufactured by other companies, and for gas turbines based on the mature technologies of Siemens and its affiliates.  These three operating companies are: TurboCare Gas Turbine Services LLC (“TCGTS”), Turbine Services Ltd (“TS”) and Gas Turbine Technologies, S.p.A. (“GTT”).  The fourth operating company, Turbine Airfoil Coating and Repair, LLC (“TACR”), provides coating and component services on Siemen's advanced engines.  Chromalloy has a 49% ownership interest in TCGTS, which serves the North, Central and South American markets. Chromalloy has a 51% ownership interest in, and operating control over, TS which has operating assets in the UK and Thailand and serves Europe, the Far East and Middle East.  The financial statements of TS are consolidated with those of Sequa, and a Siemens minority interest is reflected. MJB International Limited (“MJB”), a partnership with Al Masaood, is 49% owned by TS and provides repair and maintenance services for industrial gas turbines from a facility in the United Arab Emirates. Sequa has guaranteed a new bank line of credit, as restructured in the second quarter of 2006 to replace the existing line of credit, for MJB, up to $6.8 million.  At June 30, 2006, $1.4 million was outstanding under this facility.  Chromalloy has a 20% ownership interest in GTT, which serves Italy and certain other countries.  Chromalloy has a 49% ownership interest in TACR.

     Chromalloy has a 52.6% ownership interest in BELAC, a component manufacturing operation that produces new replacement parts for jet engines.  The 52.6% ownership interest does not equate to a controlling interest primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions.  While Chromalloy's partners in this joint venture are major commercial airlines, whose industry has been under significant pressure, management believes that the venture is adequately capitalized to carry on its principal operations without additional subordinated financial support.  At June 30, 2006, Sequa's investment in BELAC totaled $7.8 million.

     Chromalloy has two 50/50 joint ventures with Rolls-Royce plc: Turbine Surface Technology Limited (“TSTL”), which provides advanced coatings for Rolls-Royce turbine components; and Turbine Repair Technology Limited (“TRTL”), which provides advanced component repair services for certain Rolls-Royce engines.  Sequa has guaranteed 50% of future lease payments under the terms of a capitalized lease, as well as 50% of an overdraft facility for its TSTL joint venture in an amount not to exceed 9.3 million British pounds, as adjusted for a new overdraft facility executed in June 2006 and a previously expired portion of the guarantee.  At June 30, 2006, 6.2 million British pounds were outstanding related to the guarantee.

     Advanced Coatings Technologies (“ACT”), a 50%-owned joint venture with United Technologies Corporation, owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts.

Interest Expense

     Interest expense in the six-month period of 2006 increased by $2.6 million compared with the prior year primarily as a result of interest expense incurred on the $100 million of foreign debt issued on December 21, 2005 slightly offset by the partial redemption of the 8.875% Senior Notes maturing April 2008 in unsolicited offers.

Interest Income

     Interest Income in the six-month period of 2006 increased by $2.9 million compared with the prior year as a result of larger cash balances on hand as well as higher interest rates.

Premium on Redemption of Senior Notes

     In the second quarter of 2006, Other income/expense includes a charge of $3.7 million for premiums incurred on the redemption of $83.7 million of the 8.875% Senior Notes, maturing April 2008 in unsolicited offers.

Other, net

     In the six-month period of 2006, Other, net included $1.5 million of charges for the amortization of capitalized debt issuance costs; $0.9 million of charges for letters of credit and commitment fees; $0.9 million of expense related to minority interest holders; $0.6 million of net loss related to the fair market value of natural gas swaps that did not qualify for hedge accounting; and $0.5 million of income on the cash surrender value of corporate owned life insurance.

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

     In the second quarter of 2006, Other, net included $0.8 million of expense related to minority interest holders; $0.7 million of charges for the amortization of capitalized debt issuance costs; $0.6 million of net loss related to the fair market value of natural gas swaps that did not qualify for hedge accounting; $0.6 million of net gain related to the fair market value of foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting; $0.4 million of charges for letter of credit and commitment fees; and $0.4 million of expense on the cash surrender value of corporate-owned life insurance.

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

Income Tax Provision

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year.  The effective tax rates for the six-month periods of 2006 and 2005 were based upon estimated annual pre-tax income from continuing operations,  including the effect of a provision for state income and franchise taxes and reflect the utilization of net operating loss carryforwards by certain foreign entities.  The tax provisions for the second quarter periods of 2006 and 2005 represent the difference between the year-to-date provisions recorded for the six-month periods ended June 30, 2006 and 2005 and the amounts reported for the first quarter periods of 2006 and 2005.  The effective tax rate for continuing operations was 33.3% for the first six months of 2006 compared to 30.9% in the same period in 2005.  The higher tax rate for the first six months of 2006 is primarily due to higher domestic taxable income as a percentage of total taxable income.

     In June 2006, FASB Interpretation No. 48, “Accounting  for Uncertainty in Income Taxes,” (“FIN 48”), was issued.   FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 also prescribes a two-step evaluation process for tax positions.  The first step is recognition and the second is measurement.  For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption.  The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Accordingly, Sequa plans to adopt FIN 48 on January 1, 2007.  Sequa is in the process of evaluating FIN 48  to determine the appropriate disclosure requirements.  The impact on the financial statements of the adoption of this standard is not known or reasonably estimable at this time.

Discontinued Operations

     During 1991, Sequa adopted a formal plan to divest the investment portfolio of its leasing subsidiary, Sequa Capital Corporation (“Sequa Capital”), and to classify it as a discontinued operation.  As of June 30, 2006, Sequa Capital was in negotiation with third parties to sell the remaining investment in leveraged leases with an aggregated net book value of $16.2 million.  As a result, Sequa recognized in discontinued operations an after-tax charge of $1.2 million (pre-tax charge of  $3.1 million) in the second quarter of 2006 to record the remaining investment in leveraged leases at fair value.  On March 27, 2006, Sequa Capital sold its ownership interests in investments of two container ship leveraged leases with an aggregate net book value of approximately $23.4 million.  Sequa received $30.8 million of net cash proceeds and recognized an after-tax gain of approximately $4.6 million or $0.43 per share (pre-tax gain of $7.4 million) in discontinued operations on the sale.

Risk/Concentration of Business

     Sequa's largest operation, Chromalloy, with 2006 six-month sales of $517.3 million and operating income of $38.4 million (2005 annual sales and operating income of $898.3 million and $64.7 million, respectively), and total assets at December 31, 2005 of $1,006.1 million, has confronted a difficult operating environment since the events of September 11, 2001. While global airline traffic has rebounded since September 11, high fuel costs, high cost structures imbedded at the legacy carriers (those carriers in existence prior to the de-regulation of the airline industry) and continuing terror threats have placed additional pressures on the airline industry, leading several airlines to file voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). Chromalloy's repair, overhaul and OEM operations, derive approximately 80% of their sales from the commercial aviation market. The large repair and overhaul business is directly related to the number of hours jet engines are flown, while the smaller OEM business is related to the number of new jet engines placed in service. In 2005, Chromalloy's annual operating income exceeded the 2004 and 2003 levels despite a $5.6 million third quarter charge in 2005 to reserve pre-petition receivables related to certain Delta Airlines, Inc. (“Delta”) and Northwest Airlines Corporation (“Northwest”) contracts. Both Delta and Northwest filed voluntary petitions for reorganization under Chapter 11 on September 14, 2005. At June 30, 2006, net trade and unbilled receivables due from major commercial airlines totaled approximately $122.2 million. A discussion of various Chromalloy customers operating under Chapter 11 follows.

     The aggregate amount due to Chromalloy from Delta and Northwest on the date of their Chapter 11 filings was approximately $12.0 million.  In addition, Chromalloy currently leases 41 jet engines to Northwest.  These leases expire in less than one year.  Sequa, in conjunction with outside legal counsel, has reviewed the various contracts through which Chromalloy conducts business with Delta and Northwest.  Based on this review, Sequa believes that certain contracts will be considered executory in nature and that the underlying business objectives of the contracts will result in their assumption by the respective airlines.  Therefore, Sequa expects that associated pre-petition receivables will ultimately be collected.  Sequa believes that certain other contracts may not be assumed and therefore recorded a $5.6 million charge to reserve related receivables in the third quarter of 2005.  It is possible that the relative rights and obligations of Chromalloy and the airlines may be changed during the course of the bankruptcy proceedings although such changes, if any, and their impact cannot presently be predicted.  Chromalloy continues to maintain a business relationship with both Delta and Northwest.  In addition, Sequa believes that the engines leased to Northwest are not impaired.  In June 2006, Chromalloy entered into negotiations and executed a term sheet with a third party to sell all rights, title and interest in $11.0 million of pre-petition accounts receivable at a discount.  As a result, Sequa recorded an additional reserve and recognized a charge of approximately $1.2 million in operating income in the second quarter of 2006.  Delta accounted for $21.6 million or 4.2% of Chromalloy's sales in the six-month period of 2006  (4.3% of 2005 annual sales), and Northwest accounted for $26.3 million or 5.1% of Chromalloy's sales in the six-month period of 2006 (2.7% of 2005 annual sales).

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

     Sequa is engaged in the automotive airbag inflator business through ARC Automotive.  ARC Automotive's largest customers for airbag inflators are Delphi Automotive Systems and its subsidiaries (“Delphi”) and Key Safety Systems, Inc. and its subsidiaries (“Key Safety”).  Delphi accounted for $45.5 million or 35% of ARC Automotive's six-month sales in 2006 (36% of 2005 annual sales).  Key Safety accounted for $43.5 million or 34% of ARC Automotive's six-month sales in 2006 (37% of 2005 annual sales).  These two customers accounted for approximately 47% of the Automotive segment's sales in the six-month period of 2006.  On October 8, 2005, Delphi filed for protection under Chapter 11.  Sequa, in conjunction with outside legal counsel, has reviewed the long-term supply and licensing agreements that govern ARC Automotive's relationship with Delphi.  In January 2006, these agreements were listed as executory in nature by Delphi and Sequa believes that the underlying business objectives of the agreements will result in their assumption.  Sequa expects that the $0.9 million pre-petition receivables will ultimately be collected.

     Casco Products is engaged in the automotive products market and supplies cigarette lighters, power outlets and other automotive accessories to the automotive industry.  In the six-month period of 2006, two European automobile manufacturers each accounted for more than 10% of sales.  Sales to these two customers amounted to approximately 23% of Casco Products sales (30% of 2005 annual sales).

     Precoat Metals markets its coating services to steel and aluminum producers and distributors, building products manufacturers, merchant can makers, and manufacturers of other diverse products.  US Steel, historically Precoat Metal's largest customer, accounted for $25.4 million or 18% of Precoat Metal's six-month sales in 2006 ($35.8 million or 13% of 2005 annual sales).

     In the Specialty Chemicals segment, one customer accounted for 26% of six-month sales in 2006 (35% of 2005 annual sales) and the top three customers accounted for 39% of six-month sales in 2006 (45% of 2005 annual sales).  All of these customers are international consumer products companies with whom Warwick International has been doing business for many years.

     MEGTEC Systems markets its industrial drying systems and emission control equipment directly to customers in the coating, converting, and metal finishing industries and sells auxiliary press equipment directly to international web printing press manufacturers and their customers.  One customer accounted for 20% of six-month sales in 2006 (19% of 2005 annual sales).

     Sequa's assets of discontinued operations include a leveraged lease portfolio that is subject to risks associated with the ultimate realizability of estimated residual values, as well as the creditworthiness of the lessees. At June 30, 2006, Sequa's sole remaining net investment in an aircraft lease with a major commercial airline (American Airlines, Inc.) totaled $8.9 million, which is subject to a pending sale expected to occur in the third quarter of 2006.

Backlog

     The business of Sequa for which backlog is significant is the Industrial Machinery segment.  The dollar amount of backlog for this segment was $101.0 million or 54% of total consolidated backlog at June 30, 2006 ($100.8 million or 57% of total consolidated backlog at December 31, 2005).

Liquidity and Capital Resources

     Net cash provided by operating activities was $10.8 million for the six-month period of 2006 versus $16.0 million used by operating activities in 2005.  The $26.8 million increase primarily reflects lower working capital requirements.  Net cash used for investing activities was $7.0 million in the six-month period of 2006 versus $42.9 million in 2005.  The $35.9 million decrease primarily relates to $30.8 million of net cash proceeds received from a sale of two container ship leveraged leases included in discontinued operations in the first quarter of 2006.   Net cash used for financing activities was $107.8 million in the first six months of 2006 versus $16.4 million provided by financing activities in 2005.  The $124.2 million decrease relates to $135.8 million of net debt payments offset by a $11.4 million increase in the release of restricted cash requirements.

     The 2005 Consolidated Statement of Cash Flows has been revised to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations.  Sequa has previously reported these amounts on a combined basis.

     On March 27, 2006, Sequa Capital sold its ownership interests in two container ship leveraged leases with an aggregate net book value of approximately $23.4 million as of March 27, 2006.  Sequa received $30.8 million of net cash proceeds, which will be used for general corporate purposes.

     In the first quarter of 2006, Sequa contributed $6.0 million to its domestic qualified pension plans.  Management does not currently anticipate that any additional significant pension plan contributions will be made in 2006.  Sequa monitors its pension plans on an ongoing basis.

     At June 30, 2006, no significant charge to other comprehensive income with respect to a minimum pension liability adjustment is expected in 2006.  In 2005, Sequa contributed $13.3 million to its qualified pension plans and recorded income of $8.5 million, net of tax, through other comprehensive income, primarily due to the December 31, 2005 merger of the Atlantic Research Employee Pension Plan with Sequa’s largest defined benefit plan, the latter of which was more favorably funded.

     On March 26, 2006 Standard & Poor’s Ratings Services revised its outlook on Sequa to stable from negative.  Sequa's unsecured debt ratings, which are below investment grade, are as follows: Moody's, B1; Standard & Poors Rating Services, BB- and Fitch Ratings, BB.

     In the second quarter of 2006, Sequa purchased $83.7 million in aggregate of the 8.875% Senior Notes, maturing April 2008 at an average premium of $104.5 in unsolicited offers.  In July 2006, Sequa purchased an additional $2.5 million in aggregate of the 8.875% Senior Notes, maturing April 2008 at a $104.25 premium in unsolicited offers. Management may elect to make additional purchases of outstanding Senior Notes based on available liquidity and other considerations.

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

     At June 30, 2006, Sequa was contingently liable for $37.1 million of outstanding letters of credit and $5.2 million of surety bonds not reflected in the accompanying Consolidated Balance Sheet.  In addition, Sequa has guaranteed a new bank line of credit, as restructured in the second quarter of 2006 to replace the existing line of credit, for MJB up to $6.75 million.  Sequa has also guaranteed up to 9.3 million British pounds, as adjusted for a new overdraft facility executed in June 2006 and a previously expired portion of the guarantee, of its TSTL joint venture's capitalized lease payments and overdraft facility.  At June 30, 2006, $1.4 million was outstanding under MJB's bank line of credit and 6.2 million British pounds were outstanding related to the TSTL guarantees.  Sequa is not aware of any existing conditions that would cause demand for payment relative to the outstanding letters of credit, surety bonds or the guarantees.

     Sequa Receivables Corporation (“SRC”), a special purpose corporation wholly-owned by Sequa, has a Receivables Purchase Agreement (“RPA”) that extends through November 16, 2006.  Management expects the RPA to be extended prior to its expiration in November 2006.  Under the RPA, SRC may sell an undivided percentage ownership interest, up to a maximum participation of $75.0 million, in Sequa's eligible trade receivables through a bank administered multi-seller commercial paper conduit.  The RPA was amended twice in the second quarter of 2005, first to include certain foreign trade receivables in order to broaden the total pool of eligible trade receivables and, second, to terminate the participation of two parties to the agreement, leaving one sole administrator of the commercial paper conduit, which resulted in a reduction of the facility and usage fees.  The RPA was further amended in October 2005 to exclude from eligibility receivables of Delta, Northwest, and Delphi, all of which filed for voluntary petitions for reorganization under Chapter 11 in the latter half of 2005.  The RPA was amended again in April 2006 to reinstate United Airlines as an eligible receivable.  Sequa’s availability under the RPA as of June 30, 2006 was approximately $62.2 million  A back-up liquidity line provided by the bank is annually renewable at the bank’s option and contains a net worth covenant applicable to Sequa. The sale of receivables through the bank administered conduit is funded through the sale of A1/P1 rated commercial paper.  SRC pays a facility fee of 0.65% per annum plus 0.45% per annum above the commercial paper rate based on usage.  SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa.  SRC is shielded from credit exposure related to Sequa, and therefore the discount rate offered by the buyer of Sequa trade receivables is based on the highest rated (A1/P1) commercial paper.  The structure employed provides Sequa a low-cost source of funds that would otherwise not be available to Sequa.  In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125,” transactions under the RPA qualify as a sale of receivables.  At June 30, 2006, no trade receivables were sold under the RPA.  However, amounts were sold and settled in full during the six months ended June 30, 2005, resulting in nominal discount expense recorded in Other, net in the Consolidated Statement of Income for the period.

     Capital expenditures amounted to $45.9 million in the six-month period of 2006, with spending concentrated in the Aerospace, Automotive and Metal Coating segments.  These funds were primarily used to upgrade existing facilities and equipment and to expand capacity.  Sequa currently anticipates that capital spending in 2006 will be approximately $100 million and will be concentrated primarily in the Aerospace, Automotive and Metal Coating segments.

     At June 30, 2006, Sequa's contractual obligations are as follows:

		Payments Due by Period (Amounts in Thousands) (Unaudited)
			Years	Years	Years
Contractual obligations	Total	2006	2007-2008	2009-2010	=>2011

Long-term debt (a)	$799,850	$9,026	$239,858	$550,966	$-
Interest on long-term debt (b)	211,388	33,328	127,166	50,894	-
Operating leases (c)	63,859	8,487	28,967	18,022	8,383
Purchase obligations (d)	43,198	29,768	12,842	294	294
Other long-term liabilities:
Projected minimum Required pension Contributions	13,000	-	100	4,400	8,500
Environmental Remediation (e)	9,300	4,800	1,400	1,100	2,000
Total	$1,140,595	$85,409	$410,333	$625,676	$19,177

(a)		Represents long-term debt cash payment schedule and excludes net amortizable debt discount of $1.1 million and premium of $0.2 million.

(b)		Interest on long-term debt represents interest payments due on Sequa's 8 7/8% and 9% Senior Notes and the Barclays Facility Agreement. Interest payments on other debt amounts are not significant.

(c)		Operating lease obligations include future rental payments on a leased facility that was excluded from the sale of the ARC propulsion business.

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

     Management currently anticipates that the following will provide sufficient funds to support Sequa's operations for the next twelve months: cash flow from operations; $184.7 million of cash and cash equivalents on hand at June 30, 2006, amounts available under the RPA that extends through November 2006; and the amounts available under the $35.0 million multicurrency revolving credit facility and the $50.0 million facility for the issuance of letters of credit that is secured by assets of certain foreign units in both the Aerospace and Specialty Chemicals segments.  Expected requirements include $65.2 million of interest payments due in the next year on the outstanding 9% and 8 7/8% Senior Notes and the Barclays Facility Agreement; $12.0 million of principal payments on the Barclays Facility agreement; approximately $100.0 million of capital expenditures for continuing operations; the other contractual obligations summarized above; and any future requirements for letters of credit and surety bonds, which totaled $42.3 million at June 30, 2006.

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

     At June 30, 2006, all minimum required capital contributions to Sequa's joint ventures have been satisfied.  Future contributions to the joint ventures require the approval of the respective joint venture's board of directors.  Sequa believes that its joint ventures are adequately capitalized.  In addition, Sequa has guaranteed a new bank line of credit, as restructured in the second quarter of 2006 to replace the existing line of credit, for MJB up to $6.8 million.Sequa has also guaranteed up to 9.3 million British pounds, as adjusted for a new overdraft facility executed in June 2006 and a previously expired portion of the guarantee, of the TSTL joint venture's capitalized lease payments and overdraft facility.  At June 30, 2006, $1.4 million was outstanding under MJB's bank line of credit and 6.2 million British pounds were outstanding related to the TSTL guarantees.  Sequa is not aware of any existing conditions that would cause demand for payment relative to the outstanding letters of credit, surety bonds or the guarantees.

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

Inventory Valuation

The Aerospace segment (Chromalloy) maintains significant inventories of parts to serve the commercial aviation repair market.  In order to ensure that any obsolete or slow moving inventory is properly identified and valued, Chromalloy has in place a policy that mandates minimum write-down requirements based on usage.  The policy provides for a consistent and systematic approach to valuing inventory at the lower of cost or market, with inventory values reassessed quarterly and at year-end for adequacy.  The temporary decline in air travel immediately following September 11, 2001, and the related reduction in the number of hours jet engines were flown, had an unfavorable impact on inventory valuations.  A future precipitous decline in air travel would have a similar unfavorable impact.  Management believes that the long-term outlook for the industry is positive.

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

Income Taxes

Sequa has significant domestic net operating loss carryforwards.  Management believes that such carryforwards will be utilized before their expiration through future reversals of existing taxable temporary differences, future earnings and available tax planning strategies.  Sequa's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions; the state of the airline industry and other major markets; competitive pressures on sales and margins; and other factors beyond management's control.  There can be no assurance that Sequa will meet its expectations for future domestic taxable income in the carryforward period or that available tax strategies can be enacted.  However, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income and available tax strategies will be sufficient to fully realize the domestic operating loss carryforwards at June 30, 2006.

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

     A hypothetical 10% uniform decrease in all foreign currency exchange rates relative to the US dollar would have increased the fair value of Sequa's financial instruments by approximately $1.3 million as of June 30, 2006 and $3.9 million as of December 31, 2005.  The sensitivity analysis relates only to Sequa's exchange rate-sensitive financial instruments, which include cash and debt amounts denominated in foreign currencies and all open foreign forward exchange contracts at June 30, 2006 and December 31, 2005. The effect of this hypothetical change in exchange rates ignores the effect this movement may have on the value of net assets, other than financial instruments, denominated in foreign currencies and does not consider the effect this movement may have on anticipated foreign currency cash flows.

     At June 30, 2006 and December 31, 2005, Sequa had forward foreign exchange contracts and derivatives thereof with notional amounts primarily denominated in Euros: 20.5 million and 21.3 million, respectively; in US Dollars: 8.9 million and 13.3 million, respectively; and in Swedish Krona: 30.6 million and 0 million, respectively.  At June 30, 2006, Sequa had  natural gas swaps outstanding with notional amounts in aggregate of $2.7 million expiring in various periods through December 2006 to cover a portion of its natural gas requirements.

     At June 30, 2006 and December 31, 2005, substantially all of Sequa's debt was at fixed rates, with the exception of the $100.0 million variable rate debt issued on December 21, 2005.  Sequa currently does not hold interest rate derivative contracts.  Accordingly, a change in market interest rates would not materially impact Sequa's interest expense but would affect the fair value of Sequa's debt. Generally, the fair value of fixed-rate debt increases as interest rates fall and decreases as interest rates rise.  The fair value of Sequa's total debt was approximately $838.2 million at June 30, 2006 and $970.1 million at December 31, 2005.  A hypothetical 1% increase in interest rates would have decreased the fair value of Sequa’s total debt by approximately $17.2 million at June 30, 2006 and $21.9 million at December 31, 2005.  A hypothetical 1% decrease in interest rates would have increased the fair value of Sequa’s total debt by approximately $18.1 million at June 30, 2006 and $22.5 million at December 31, 2005.   The fair value of Sequa's total debt is based primarily upon quoted market prices of Sequa's publicly traded securities.  The estimated changes in the fair values of Sequa's debt are based upon changes in the present value of future cash flows as derived from the hypothetical changes in market interest rates.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (cont’d)

     The following table presents the carrying amounts and fair values of Sequa's derivative and non-derivative financial instruments:

	(Amounts in thousands)
	(Unaudited)
	At June 30, 2006		At December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$184,746	$184,746	$289,218	$289,218
Forward foreign exchange contracts	216	216	893	893
Liabilities
Current and long-term debt	798,917	838,196	928,135	970,050
Forward foreign exchange contracts	249	249	397	397
Gas swaps	653	653	-	-

     The fair value of cash and cash equivalents approximates the carrying amount due to the short maturity of those instruments.  The fair value of Sequa's debt is primarily based upon quoted market prices of publicly traded securities, except the $100.0 million debt issuance with Barclays effective December 21, 2005 with variable interest rates, which issuance amount approximates fair value at June 30, 2006.  The fair value of forward foreign exchange contracts and derivatives thereof is based on fair market valuations.  The fair value of Sequa’s natural gas swap agreements is based upon the amounts that Sequa could have settled with the counterparties to terminate the natural gas swaps outstanding.

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

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Information with respect to Sequa's legal proceedings is included in Note 17 to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A.   RISK FACTORS

     There have been no material changes in Sequa’s risk factors from those disclosed in Sequa’s 2005 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs

April 1, 2006 – April 30, 2006	161,489(1) Shares of $5.00 Cumulative Convertible Preferred Stock 17,054(2) Shares of $5.00 Cumulative Convertible Preferred Stock 2000(3) Shares of Class B Stock	$125.01 $101.01 $94.05	161,489(1) Shares of $5.00 Cumulative Convertible Preferred Stock 17,054(2) Shares of $5.00 Cumulative Convertible Preferred Stock None	None None None

May 1, 2006 – May 31, 2006	None	None	None	None

June 1, 2006 – June 30, 2006	None	None	None	None

Total	180,543	$122.48	178,543	-

(1)On March 13, 2006, Sequa sent a Notice of Redemption to the holders of its $5.00 Cumulative Convertible Preferred Stock (the “Preferred Stock”) that stated on April 14, 2006 it would redeem all the then outstanding shares of Preferred Stock for the redemption price of $100 per preferred stock, plus $1.01 per share in dividends accrued up to the redemption date (the “Redemption Price”).  The preferred shareholders had the right to convert any or all of their Preferred Stock into Class A common stock at a conversion rate of 1.322 share of Class A common stock for each share of Preferred Stock in accordance with the terms of the Certificate of Designation governing the Preferred Stock.  Converting shareholders received cash in lieu of fractional shares.  In April 2006, 213,462 shares of Class A common stock were issued in exchange for 161,489 shares of Preferred Stock.  There was no premium recognized in the transaction.  The average market price of Class A common stock over the period of exchange was $94.57.  Sequa received no cash proceeds.

(2)As of the redemption date of April 14, 2006, 17,054 shares of Preferred Stock were not converted by the shareholders.  As a result, Sequa redeemed the remaining 17,054 outstanding shares of Preferred Stock at the Redemption Price for approximately $1,723,000.

(3) In April 2006, 2,000 shares of Class A common stock were issued in exchange for 2,000 shares of Class B common stock.  The exchange was made in accordance with the provisions of Sequa’s Certificate of Incorporation, which provides that shares of Class B common stock are convertible into Class A common stock on a one-for-one basis at any time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of Sequa Corporation was held on May 4, 2006, for the purpose of electing directors and ratifying the appointment of Ernst & Young LLP as independent auditors.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations.

All of management's nominees for director, as listed in the proxy statement, were elected with the following vote.

Name of Nominee	Votes For	Votes Withheld

Norman E. Alexander	36,865,440	64,076
Edward E. Barr	36,880,875	48,641
Richard S. LeFrak	36,866,355	63,161
Michael I. Sovern	36,876,044	53,472
Fred R. Sullivan	36,866,124	63,392
Gerald Tsai, Jr.	36,862,087	67,429
Robert F. Weinberg	36,875,869	53,647
Martin Weinstein	36,866,124	63,392

     The ratification of the appointment of Ernst & Young LLP as independent auditors was completed with the following vote:

Votes For	Votes Against	Votes Abstaining
36,863,867	17,723	47,926

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

	10.1	Letter to the Securities and Exchange Commission from Ernst & Young LLP dated May 16, 2006 (incorporated by reference to Exhibit 16 of Sequa’s Current Report on Form 8-K filed on May 16, 2006).

	10.2	Sequa Corporation Key Executive Medical Plan (incorporated by reference to Exhibit 10.1 of Sequa’s Current Report on Form 8-K filed on July 6, 2006).

	10.3	Extension of Employment Agreement dated as of May 31, 2005 by and between Sequa Corporation and Martin Weinstein (filed herewith).

	10.4	Extension of Employment Agreement dated as of May 31, 2005 by and between Sequa Corporation and Gerard Dombek (filed herewith).

	10.5	Extension of Employment Agreement dated as of May 31, 2005 by and between Sequa Corporation and John J. Dowling III (filed herewith).

	10.6	Extension of Employment Agreement dated as of August 15, 2005 by and between Sequa Corporation and Donna Costello (filed herewith).

	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEQUA CORPORATION

	BY	/s/ Kenneth J. Binder
Kenneth J. Binder
Senior Vice President, Finance
(Acting Chief Financial Officer)

August 4, 2006