Form 10-Q
period 2006-09-30
SEQUA CORP /DE/
filed 2006-11-07
CIK 95301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006
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

Large accelerated filer	Accelerated filer	X	Non-accelerated filer

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006

Class A Common Stock, no par value	8,057,867
Class B Common Stock, no par value	3,263,741

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sequa Corporation and Subsidiaries Consolidated Statement of Operations (Amounts in thousands, except per share) (Unaudited)
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
Sales	$1,649,556	$1,481,451	$558,407	$507,990

Costs and expenses
Cost of sales	1,369,779	1,200,067	468,198	415,858
Selling, general and administrative	181,310	191,385	57,818	67,429
	1,551,089	1,391,452	526,016	483,287

Operating income	98,467	89,999	32,391	24,703

Other income (expense)
Interest expense	(55,884)	(54,129)	(17,167)	(17,985)
Interest income	6,668	3,647	1,404	1,287
Equity in income of unconsolidated joint ventures	15,923	11,465	5,913	5,404
Premium on redemption of Senior Notes	(4,447)	-	(715)	-
Other, net	(3,780)	(6,872)	(867)	(3,920)

Income from continuing operations before income taxes	56,947	44,110	20,959	9,489

Income tax provision	(18,237)	(12,100)	(6,264)	(1,400)
Income tax provision on repatriation of foreign earnings	-	(2,800)	-	(2,800)
Income from continuing operations	38,710	29,210	14,695	5,289

Income (loss) from discontinued operations, net of income taxes	3,439	(9,697)	-	(9,697)

Net income (loss)	42,149	19,513	14,695	(4,408)

Preferred dividends	(164)	(1,394)	-	(439)
Premium on partial redemption of preferred stock	-	(655)	-	-
Net income (loss) available to common stock	$41,985	$17,464	$14,695	$(4,847)

Basic earnings per share
Income from continuing operations	$3.47	$2.56	$1.31	$0.45
Income (loss) from discontinued operations	0.31	(0.92)	-	(0.91)
Net income (loss)	$3.78	$1.64	$1.31	$(0.46)

Diluted earnings per share
Income from continuing operations	$3.41	$2.55	$1.30	$0.45
Income (loss) from discontinued operations	0.30	(0.91)	-	(0.90)
Net income (loss)	$3.71	$1.64	$1.30	$(0.45)

Dividends declared per share
Preferred	$1.25	$3.75	$-	$1.25

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands)
(Unaudited)

ASSETS

	September 30,	December 31,
	2006	2005
Current assets
Cash and cash equivalents non-restricted	$145,771	$289,218
Cash - restricted	-	28,407
Trade receivables (less allowances of $7,473 and $15,465 as of September 30, 2006 and December 31, 2005, respectively)	350,790	327,670
Unbilled receivables	57,943	40,126
Inventories	522,711	471,039
Assets of discontinued operations	-	6,761
Deferred income taxes	41,441	39,724
Prepaid expense and other current assets	29,196	20,124
Total current assets	1,147,852	1,223,069

Investments
Investments and other receivables	114,758	105,210
Assets of discontinued operations	6,304	49,155
	121,062	154,365

Property, plant and equipment, net	444,577	427,101

Other assets
Goodwill	148,204	144,186
Deferred income taxes	20,221	32,202
Deferred charges and other assets	124,939	120,663
	293,364	297,051

Total assets	$2,006,855	$2,101,586

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands, except share data)
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2006	2005
Current liabilities
Current maturities of long-term debt	$19,026	$43,304
Accounts payable	231,527	207,949
Taxes on income	18,236	27,564
Accrued expenses and other current liabilities	158,364	176,396
Total current liabilities	427,153	455,213

Noncurrent liabilities
Long-term debt	749,062	884,831
Liabilities of discontinued operations	1,408	1,494
Other noncurrent liabilities	99,990	93,267
	850,460	979,592
Shareholders' equity
Preferred stock--$1 par value, 1,825,000 shares authorized, 735,000 shares of $5 cumulative convertible stock issued at December 31, 2005	-	735
Class A common stock--no par value, 50,000,000 shares authorized, 8,000,000 shares issued at September 30, 2006 and 7,506,000 shares issued at December 31, 2005	8,000	7,506
Class B common stock--no par value, 10,000,000 shares authorized, 3,703,000 shares issued at September 30, 2006 and 3,719,000 shares issued at December 31, 2005	3,703	3,719
Capital in excess of par value	257,423	293,132
Retained earnings	467,391	425,406
Accumulated other comprehensive income	20,532	7,999
	757,049	738,497
Less: cost of treasury stock	27,807	71,716
Total shareholders' equity	729,242	666,781

Total liabilities and shareholders' equity	$2,006,855	$2,101,586

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Amounts in thousands)
(Unaudited)
	For the Nine Months Ended September 30,
	2006	2005*
Cash flows from operating activities:
Net income from continuing operations	$38,710	$29,210

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	61,784	59,177
Provision for losses on business transferred, under contractual arrangements	14	3,921
Provision for losses on receivables	415	9,102
Premium on redemption of Senior Notes	4,447	-
Stock compensation expense amortization	1,672	-
Equity in income of unconsolidated joint ventures, net of earnings distributions received	(5,570)	(8,887)
Other items not providing cash	(883)	2,213

Changes in operating assets and liabilities:
Receivables	(28,678)	(23,067)
Proceeds from accounts receivable sold	-	24,000
Accounts receivable settled	-	(24,000)
Inventories	(40,887)	(57,394)
Other current assets	(6,613)	2,674
Accounts payable and accrued expenses	(15,519)	15,982
Other noncurrent assets	(6,533)	-
Other noncurrent liabilities	219	(4,065)
Deferred income taxes	10,264	(1,854)

Net cash provided by continuing operations	12,842	27,012
Cash provided by (used for) discontinued operations	1,883	(345)
Net cash provided by operating activities	14,725	26,667

Cash flows from investing activities:
Business purchased, net of cash acquired	(1,084)	(7,763)
Purchases of property, plant and equipment	(70,416)	(57,820)
Sales of property, plant and equipment	3,526	1,636
Distributions (contributions) to Joint Ventures	2,605	(1,886)
Other investing activities	(2,553)	2,369
Cash provided by discontinued operations	51,082	1,165
Net cash used for investing activities	(16,840)	(62,299)

Cash flows from financing activities:
Proceeds from debt	22,780	408
Payments of debt	(190,093)	(1,032)
Premium on redemption of Senior Notes	(4,447)	-
Payments of preferred dividends	(164)	(1,394)
Other financing activities	31,476	18,900
Net cash (used for) provided by financing activities	(140,448)	16,882

Effect of exchange rate changes on cash and cash equivalents	(884)	(8,518)

Net decrease in cash and cash equivalents	(143,447)	(27,268)

Cash and cash equivalents at beginning of period	289,218	204,842
Cash and cash equivalents at end of period	$145,771	$177,574

Supplemental Cash Flow Information: Cash paid during the year for:
Income Taxes	$16,235	$13,407
Interest	$64,497	$58,769

*Revised to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations.  Sequa had previously reported these amounts on a combined basis.  Revised to reconcile net income from continuing operations to net cash provided by operating activities.  Sequa had previously reconciled operating activities from income from continuing operations before income taxes.

The accompanying notes are an integral part of the financial statements.

SEQUA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Preferred Stock	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

	(Amounts in thousands, except per share data) (Unaudited)

Balance at December 31, 2005	$735	$7,506	$3,719	$293,132	$425,406	$7,999	$(71,716)	$666,781
Net income	-	-	-	-	42,149	-	-	42,149
Foreign currency translation adjustment	-	-	-	-	-	12,830	-	12,830
Unrealized loss on cash flow hedges	-	-	-	-	-	(360)	-	(360)
Tax benefit for unrealized loss on cash flow hedges	-	-	-	-	-	63	-	63
Comprehensive income								54,682
Stock options exercised	-	135	-	6,138	-	-	(200)	6,073
Preferred stock conversion	(334)	343	-	(6,463)	-	-	6,454	-
Class B common stock conversion	-	16	(16)	-	-	-	-	-
Stock grants	-	-	-	24	-	-	271	295
Stock grant compensation expense	-	-	-	17	-	-	-	17
Tax benefit on stock options	-	-	-	1,671	-	-	-	1,671
Stock option compensation expense	-	-	-	1,672	-	-	-	1,672
Preferred stock retirement	(384)	-	-	(37,000)	-	-	37,384	-
Preferred stock redemption	(17)	-	-	(1,768)	-	-	-	(1,785)
Cash dividends	-	-	-	-	(164)	-	-	(164)

Balance at September 30, 2006	$-	$8,000	$3,703	$257,423	$467,391	$20,532	$(27,807)	$729,242

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.   Basis of presentation

     The consolidated financial statements of Sequa Corporation (“Sequa”) include the accounts of all majority-owned subsidiaries except for a 52.6% owned component manufacturing operation (BELAC LLC “BELAC”).  The 52.6% ownership interest in BELAC does not equate to a controlling interest primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions.  In addition, BELAC has been determined not to be a Variable Interest Entity (“VIE”) and therefore its financial statements are not required to be consolidated with those of Sequa under Financial Accounting Standard Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended.   BELAC is accounted for under the equity method as are investments in 20% to 50% owned joint ventures.  All material accounts and transactions between the consolidated subsidiaries have been eliminated in consolidation.   Certain amounts in the 2005 Consolidated Statement of Cash Flows have been reclassified for comparative purposes.  The 2005 Consolidated Statement of Cash Flows has been revised to reconcile net income from continuing operations to net cash provided by (used for) operating activities.  Sequa had previously reconciled operating activities from income from continuing operations before income taxes.  The 2005 Consolidated Statement of Cash Flows has been revised to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations.  Sequa had previously reported these amounts on a combined basis.

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

     On March 13, 2006, Sequa issued a Notice of Redemption to the holders of its $5.00 Cumulative Convertible Preferred Stock (the “Preferred Stock”) that stated on April 14, 2006, it would redeem all 351,140 outstanding Preferred Stock for a redemption price of $100 per preferred share, plus $1.01 per share in dividends accrued up to the redemption date (the “Redemption Price”).  The preferred shareholders had the right to convert any or all of their shares of Preferred Stock into Class A common stock at a 1.322 conversion rate in accordance with the terms of the Certificate of Designation. In addition, Sequa retired the 383,990 shares of the Preferred Stock being held in a treasury account on March 14, 2006.  As of the redemption date of April 14, 2006, 17,054 shares of Preferred Stock were not converted by the shareholders.   As a result, Sequa redeemed the remaining 17,054 outstanding shares of Preferred Stock at the Redemption Price for approximately $1,723,000, which is included in Other financing activities in the Consolidated Statement of Cashflows for the nine months ended September 30, 2006.

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

The consolidated financial statements included herein have been prepared by Sequa, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present Sequa's results for the interim periods presented. Such adjustments consisted of normal recurring items with the exception of the following in 2006: at the Aerospace segment, operating income in the third quarter included a $3,553,000 charge (recorded as a reduction of sales) to reserve for unbilled receivables in excess of the amount contractually recoverable; at the Aerospace segment, Operating income in the second quarter included: a $3,884,000 provision for customer claims related to repair services provided to certain commercial airline customers; a $1,819,000 charge (recorded as a reduction of sales) to reserve for unbilled receivables in excess of the amount contractually recoverable; a $1,204,000 charge to write off pre-petition receivables from a commercial airline customer that filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the third quarter of 2005 (additional detail is included in Note 17 to these Consolidated Financial Statements); and $2,962,000 of income resulting from the recognition of deferred revenue associated with a terminated contract; and Operating income in the first quarter of 2006 included $1,279,000 of restructuring charges at the ARC Automotive unit of the Automotive segment. In 2006, Other income/expense included a charge of $4,447,000 for premiums incurred on the redemption of $100,360,000 of the 8.875% Senior Notes maturing April 2008 in unsolicited offers, of which $715,000 was incurred in the third quarter. In the second quarter of 2006, Income (loss) from Discontinued Operations included an after-tax charge of $1,210,000 to record the remaining investment in leveraged leases at fair value based on a then pending sale of the investment to third parties, which was finalized in the third quarter.  In the first quarter of 2006, Income (loss) from Discontinued Operations included an after-tax gain of $4,649,000 on the sale of its ownership interests in two container ship leverage leases.

     The results of 2005 included the following: the third quarter operating income included a $5,579,000 charge at the Aerospace segment to reserve certain pre-petition receivables of Delta Airlines, Inc. (“Delta”) and Northwest Airlines Corporation (“Northwest”) as a result of their filing voluntary petitions for reorganization under Chapter 11 on September 14, 2005 and a then estimated $2,100,000 charge related to pension curtailments at the Aerospace, Metal Coating and corporate segments; the first quarter operating income included a $1,777,000 charge related to a separation agreement executed with Sequa's former Vice Chairman and Executive Officer responsible for operations other than Aerospace. In 2005, Other, net, included $3,920,000 of expense to record losses and to reduce the investment in a business transferred under contractual arrangements in 2004, of which $1,418,000 was recorded in the third quarter, and a $1,276,000 gain on the fair market value of forward foreign exchange contracts that did not qualify for hedge accounting, of which $628,000 of a loss on such contracts was recorded in the third quarter. The third quarter 2005 tax provision includes a $1,239,000 reversal of tax reserves no longer required due to the satisfactory resolution of a state tax matter and a then estimated tax provision of $2,800,000, separately identified on the face of the Consolidated Statement of Operations, with respect to the then anticipated dividend of available foreign cash balances.  In 2005, Income (loss) from Discontinued Operations in the third quarter included an after-tax charge of $9,697,000 to write off an aircraft leveraged lease with Delta that was considered fully impaired as a result of its bankruptcy.

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

     The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Note 2.   Restructuring Charges

     Sequa continues to review its individual operations in order to ensure their competitive positions in their respective markets.  While there were no significant restructuring activities in 2005, ARC Automotive announced in January 2006 that certain manufacturing operations will be transferred from the United States to Mexico and China, resulting in a severance related charge of $1,279,000 included in cost of sales in the Consolidated Statement of Operations in the first quarter of 2006.  An additional charge of $191,000 was incurred in the third quarter of 2006 related to incremental layoffs.  In addition, Casco Products of the Automotive segment reversed $500,000 ($250,000 in the third quarter of 2006 and $250,000 in the first quarter of 2006) of accruals no longer required as a result of meeting certain criteria under a state development grant, which is included in cost of sales in the Consolidated Statement of Operations in the respective periods.

     Sequa's Consolidated Balance Sheet includes accruals relating to current and prior restructuring programs of $363,000 at September 30, 2006 and $875,000 at December 31, 2005.  Activity affecting the accruals in the nine-month period of 2006 is summarized as follows:

(Amounts in Thousands) (Unaudited)

Balance at December 31, 2005	$875

2006 ARC Automotive restructuring	1,470
Cash payments for involuntary termination and voluntary early retirement benefits	(1,503)
Reversal of accrual re Casco Products economic development grant settlement	(500)
Other activity and adjustments	21
Balance at September 30, 2006	$363

     In October 2006, Sequa announced a voluntary separation program for corporate employees, which will be effective December 31, 2006 for those employees who choose to participate.  The severance and related pension benefits of this program is currently estimated to be approximately $2,800,000 and will be recorded in the fourth quarter of 2006.

Note 3.   Pension Expense

     The net periodic pension cost for the nine and three-month periods of 2006 and 2005 for all significant domestic and foreign funded defined benefit plans include the following components:

	(Amounts in Thousands) (Unaudited)
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Service cost	$7,098	$7,225	$2,383	$2,394
Interest cost	21,487	20,509	7,203	6,793
Expected return on assets	(30,970)	(28,054)	(10,390)	(9,294)
Amortization of net transition amount	9	152	3	49
Amortization of prior service cost	377	544	126	181
Recognized net loss	2,910	2,779	980	919
Net periodic pension cost	$911	$3,155	$305	$1,042
Loss due to curtailments/early retirement enhancements	-	2,100	-	2,100
	$911	$5,255	$305	$3,142

The weighted average assumptions used to determine the net periodic pension cost were as follows:

	2006	2005

Discount rate	5.85%	6.00%
Expected long-term return on plan assets	8.30%	8.30%
Rate of compensation increase	(a)	(a)

(a) A graded rate of increase in compensation levels was utilized:
3.5% in 2005 and 2006 and 4.0% thereafter.

     Net periodic pension cost declined in 2006 from the 2005 level for the following reasons: actual returns on plan assets in 2005 exceeded the expected returns, which served to increase the asset base on which 2006 expected returns were calculated, and effective December 31, 2005, the Sequa Retirement Plan (the “Retirement Plan”) was amended to exclude all active participants who had not yet reached the age of 45 from further participation in the Retirement Plan.

In September 2006, Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (“SFAS 158”), was issued.  SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on its balance sheet.  Changes in the funded status are to be recognized through comprehensive income in the year in which the changes occur.  In addition, SFAS 158 requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions.  An employer with publicly traded equity securities is required initially to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006 (“Phase I”).  Accordingly, Sequa plans to adopt Phase I of SFAS 158 as of December 31, 2006.  Sequa measures the funded status of its plans as of December 31 (its fiscal year end).  As of December 31, 2005, Sequa’s defined benefit pension plans were fully funded in aggregate, and Sequa’s Balance Sheet included pension assets of approximately $100,000,000 in aggregate included in Deferred charges and other assets.  Sequa anticipates the adoption of this standard will result in a decrease to Shareholders’ equity.

     In the first quarter of 2006, Sequa contributed $6,000,000 to its domestic qualified pension plans.  Management may elect to accelerate or make additional pension plan contributions based on available liquidity.

Note 4.   Income Tax Provision

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year.  The effective tax rates for the nine-month periods of 2006 and 2005 were based upon estimated annual pre-tax income from continuing operations, including the effect of a provision for state income and franchise taxes and reflect the utilization of net operating loss carryforwards by certain foreign entities.  The tax provisions for the third quarter periods of 2006 and 2005 represent the difference between the year-to-date tax provisions recorded for the nine-month periods ended September 30, 2006 and 2005 and the amounts reported for the six-month periods of 2006 and 2005.  The effective tax rate for continuing operations was 32.0% for the first nine months of 2006 compared to 33.8% in the same period in 2005.  The higher tax rate for the first nine months of 2005 is primarily due to the estimated tax provision of $2,800,000 recorded in the third quarter of 2005 with respect to the then anticipated dividend of available foreign cash balances in accordance with the American Jobs Creation Act, slightly offset by higher domestic taxable income in 2006 as a percentage of total taxable income.

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

     Comprehensive income for the nine and three months ended September 30, 2006 and 2005 is as follows:

	(Amounts in Thousands) (Unaudited)
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Net income (loss)	$42,149	$19,513	$14,695	$(4,408)
Other comprehensive income (loss) items:

Foreign currency translation adjustments	12,830	(35,998)	(722)	(2,480)
Unrealized loss on cash flow hedges	(360)	-	(358)	-
Tax benefit on unrealized loss on cash flow hedges	63	-	62	-
Comprehensive income (loss)	$54,682	$($16,485)	$13,677	$(6,888)

Note 6.  Earnings Per Share

     Basic earnings per share (“EPS”) for each of the periods have been computed by dividing the net earnings, after deducting dividends and the redemption premium on the Preferred Stock, by the weighted average number of common shares outstanding during the period.

     Diluted EPS reflects the potential dilution that would have occurred if each share of the Preferred Stock outstanding was converted at the stated rate into 1.322 shares of Class A common stock; any outstanding in-the-money options to purchase shares of Class A common stock were exercised; and any unvested restricted stock grants were vested (“share-based payments”).  In March 2006, 228,119 shares of Class A common stock were issued in exchange for 172,597 shares of the Preferred Stock.  There was no redemption premium recognized since the shares were exchanged at the stated rate of 1.322.  The 172,597 shares of Preferred Stock received in the exchange were retired.  In April 2006, 213,462 shares of Class A common stock were issued in exchange for the 161,489 remaining shares of the Preferred Stock.  There was no redemption premium recognized since the shares were exchanged at the stated rate of 1.322.  The 161,489 shares of Preferred Stock received in the exchange were retired.  See Note 1, Basis of Presentation, for additional information on transactions with respect to the Preferred Stock.  In June 2005, 91,168 shares of Class A common stock were issued out of treasury in exchange for 61,600 shares of the Preferred Stock.  The exchange rate was 1.48 shares of Class A common stock for each share of the Preferred Stock, which resulted in a premium of $655,000 over the stated exchange rate.  The 61,600 shares of Preferred Stock received in the exchange were retired.  In August 2005, 99 shares of Class A common stock were issued out of treasury in exchange for 75 shares of the Preferred Stock.  There was no redemption premium recognized since the shares were exchanged at a stated rate of 1.322.  The elimination of preferred dividends and the exchange premium on the redemption of preferred shares was not included in the computation of diluted EPS for the three and nine-month periods of 2005 because inclusion would have had an anti-dilutive effect on EPS.

Note 6.  Earnings Per Share (cont’d)

The computation of basic and diluted earnings per share is as follows:

	(Amounts in Thousands, except per share)
	(Unaudited)
	For the		For the
	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Income from continuing operations	$38,710	$29,210	$14,695	$5,289
Less: Preferred dividends	(164)	(1,394)	-	(439)
Less: Premium on partial redemption of preferred stock	-	(655)	-	-

Income from continuing operations available to common stock--basic	38,546	27,161	14,695	4,850

Income (loss) from discontinued operations, net of income taxes	3,439	(9,697)	-	(9,697)

Net income (loss) available to common stock-- basic	41,985	17,464	14,695	(4,847)

Convertible preferred stock dividend requirement	164	-	-	-

Net income (loss) available to common stock--diluted	$42,149	$17,464	$14,695	$(4,847)

Weighted average number of common shares outstanding -- basic	11,099	10,598	11,248	10,668

Conversion of convertible preferred stock	129	-	-	-

Dilutive effect of exercise of share-based payments	133	69	92	84

Weighted average number of common shares outstanding -- diluted	11,361	10,667	11,340	10,752

Basic earnings per share
Income from continuing operations	$3.47	$2.56	$1.31	$0.45
Income (loss) from discontinued operations	0.31	(0.92)	-	(0.91)
Net income (loss)	$3.78	$1.64	$1.31	$(0.46)

Diluted earnings per share
Income from continuing operations	$3.41	$2.55	$1.30	$0.45
Income (loss) from discontinued operations	0.30	(0.91)	-	(0.90)
Net income (loss)	$3.71	$1.64	$1.30	$(0.45)

Note 7.   Trade Receivables, Net and Unbilled Receivables

     SRC, a special purpose corporation wholly owned by Sequa, has a RPA that extends through May 8, 2009, as amended on October 4, 2006.  Under the RPA, SRC may sell an undivided percentage ownership interest up to a maximum participation of $75,000,000 in Sequa's eligible trade receivables through a bank administered multi-seller commercial paper conduit.  The RPA was amended twice in the second quarter of 2005, first to include certain foreign trade receivables in order to broaden the total pool of eligible trade receivables and, second, to terminate the participation of two parties to the agreement, leaving one sole administrator of the commercial paper conduit, which resulted in a reduction of the facility and usage fees.  The RPA was further amended in October 2005 to exclude from eligibility receivables of Delta Airlines, Inc. (“Delta”), Northwest Airlines Corporation (“Northwest”), and Delphi Automotive Systems (“Delphi”), all of which filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the latter half of 2005.  The RPA was amended again in April 2006 to reinstate United Airlines as an eligible receivable and in October 2006 to extend the terms of the RPA.  Sequa’s availability under the RPA as of September 30, 2006 was approximately $64,897,000.  A back-up liquidity line provided by the bank is annually renewable at the bank’s option and contains a net worth covenant applicable to Sequa. The sale of receivables through the bank-administered conduit is funded through the sale of A1/P1-rated commercial paper.  SRC pays a facility fee of 0.55% per annum plus 0.40% per annum above the commercial paper rate based on usage.  SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa.  In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125,” transactions under the RPA qualify as a sale of receivables.  At September 30, 2006 and December 31, 2005, no trade receivables were sold under the RPA.  However, amounts were sold and settled in full during the nine months ended September 30, 2005, resulting in nominal discount expense recorded in Other, net in the Consolidated Statement of Operations for the nine-month period of 2005.  There was no discount expense recorded in Other, net in the Consolidated Statement of Operations for the nine months ended September 30, 2006.

     Unbilled receivables relate to the Aerospace segment's materials-by-the-hour and power-by-the-hour contracts.   Unbilled receivables are limited to amounts that are contractually recoverable.

Note 8.   Inventories

     The inventory amounts at September 30, 2006 and December 31, 2005 were as follows:

	(Amounts in Thousands)
	(Unaudited)
	September 30,	December 31,
	2006	2005

Finished goods	$239,664	$209,020
Work in process	141,527	135,337
Raw materials	157,014	146,413
Customer deposits	(15,494)	(19,731)
	$522,711	$471,039

Note 9.   Discontinued Operations

     During 1991, Sequa adopted a formal plan to divest the investment portfolio of its leasing subsidiary, Sequa Capital Corporation (“Sequa Capital”), and to classify it as a discontinued operation.  As of June 30, 2006, Sequa Capital was in negotiation with third parties to sell the remaining investment in leveraged leases.  As a result, Sequa recognized in discontinued operations an after-tax charge of $1,210,000 (pre-tax charge of $3,120,000) in the second quarter of 2006 to record the remaining investment in leveraged leases at fair value.  The remaining investment in leveraged leases were sold in the third quarter of 2006, and no additional gain or loss was recognized on the sales, as the aggregated net cash proceeds of $16,159,000 approximated the aggregated net book value.  On March 27, 2006, Sequa Capital sold its ownership interests in two container ship leveraged leases with an aggregate net book value of approximately $23,402,000.  Sequa received $30,833,000 of net cash proceeds and recognized an after-tax gain on the sale of approximately $4,649,000 (pre-tax gain of $7,431,000) in discontinued operations.

     Assets and liabilities of discontinued operations are separately presented in the Consolidated Balance Sheet. The components of discontinued operations included in the Consolidated Balance Sheet are as follows:

	(Amounts in Thousands)
	(Unaudited)
	September 30,	December 31,
	2006	2005
Current assets
Investment in leveraged leases	$-	$6,761
Total current assets	$-	$6,761

Long-term assets
Investment in leveraged leases	$-	$42,512
Other assets	6,304	6,643
Total long-term assets	$6,304	$49,155

Noncurrent liabilities
Other liabilities	$1,408	$1,494
Total noncurrent liabilities	$1,408	$1,494

Note 10.   Goodwill

     Of the $4,018,000 increase in goodwill in the Consolidated Balance Sheet, $1,881,000 is attributable to the acquisition of a small solvent recovery business in the Industrial Machinery segment in second quarter 2006, a $178,000 purchase price adjustment related to a small manufacturer of test products used by the detergent and chemical industry, and the remainder reflects foreign currency translation adjustments.

Note 11.   Accrued Warranty Costs

     Warranty costs primarily relate to the Industrial Machinery segment.  This unit sells equipment that is substantial in size, complexity, workload requirements and cost.  Warranties are generally issued for 12 to 18 months from the date of installation.  Warranty reserves are primarily established using a percentage of sales based on past loss experience.  Warranty activity is summarized as follows:

	(Amounts in Thousands) (Unaudited)
	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Warranty reserves, beginning of period	$10,369	$9,609	$11,723	$9,620
Warranties issued	6,861	5,535	2,354	1,620
Warranty costs incurred	(5,141)	(4,719)	(1,557)	(1,559)
Changes in liability for pre-existing warranties, including expirations	(3)	(128)	(1)	53
Foreign currency translation adjustments	374	(584)	(59)	(21)
Warranty reserves, end of period	$12,460	$9,713	$12,460	$9,713

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

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  At September 30, 2006, the potential exposure for all remediation costs is estimated to range from $9,400,000 to $14,700,000, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $11,936,000.  These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities.  Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, remediation costs for continuing operations are estimated to be in the range of $4,500,000 to $5,500,000 for 2006.  In the nine-month period of 2006, actual remediation expenditures were $3,400,000.

Note 13.  Indebtedness

     Long-term debt is as follows:

	At September 30,	At December 31,
	2006	2005
	(Amounts in thousands)
	(Unaudited)
Senior Unsecured Notes, at 9%, due 2009	$498,000	$498,000
Senior Unsecured Notes, at 8 7/8%, due 2008	199,140	299,500
Barclays term loan facility, due 2010	64,850	99,386
Barclays revolving credit facility	_	3,330
Bangkok Bank	_	27,974
Net discount on Senior Unsecured Notes	(998)	(55)
Line of Credit facilities	7,096	-
	768,088	928,135
Less current maturities	(19,026)	(43,304)
	$749,062	$884,831

     During the nine months of 2006, Sequa purchased $100,360,000 in aggregate of the 8.875% Senior Notes, maturing April 2008 at an average premium of $104.4 in unsolicited offers.

     On December 21, 2005, certain foreign units in the Specialty Chemicals and Aerospace segments, each of which are indirect, wholly-owned foreign subsidiaries of Sequa and Sequa, as agent for such subsidiaries, entered into a Facility Agreement (the “Facility Agreement”) with Barclays Bank PLC  (“Barclays”) acting as agent and Security Agent for further syndication and arranged by Barclays Capital.  The Facility Agreement is comprised of a $100,000,000 five year term, variable rate, multicurrency loan with minimum quarterly principal repayments of $3,000,000, a $35,000,000 five year term revolving credit facility available to the participating foreign subsidiaries and a $50,000,000 five year term letter of credit facility which replaced Sequa’s previous letter of credit facility.  Borrowings under the Facility Agreement bear interest at the London Interbank Offered Rate (LIBOR) plus an incremental margin ranging from 1.25% to 1.75% based on certain financial covenants.  The average interest rate for borrowings under the Facility Agreement was approximately 6.25% for the nine months ended September 30, 2006.

     Due to the complexities of foreign and domestic tax issues associated with the 2005 repatriation of foreign earnings, and the associated need to restructure certain lines of foreign ownership, a $27,974,000 short-term loan existed at December 31, 2005 between a Thailand subsidiary of Chromalloy and Bangkok Bank.  A $28,407,000 restricted cash balance resided within Thailand as collateral for principal and interest owed on the Bangkok Bank loan, which was repaid in the first quarter of 2006.  The release of the $28,407,000 of restricted cash is included in Other financing activities in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2006.

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

     Forward foreign exchange contracts and derivatives thereof are used to hedge the cash flows of certain forecasted sales and intercompany firm sales commitments.  These contracts are primarily short-term in nature with the maximum hedge period not exceeding two years.  Gains and losses on these contracts, representing the effective portion of the hedging activity, are reported in Accumulated Other Comprehensive Income.  These deferred gains and losses are recognized in operating income in the period in which the sale is recognized.  Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Operations.  Other, net in the Consolidated Statement of Operations includes $168,000 and $1,276,000 of income in the nine-month periods of 2006 and 2005, respectively; and $42,000 and $628,000 of expense in the three-month periods ended September 30, 2006 and 2005, respectively, related to the fair market valuation of forward foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting.

     Gains and losses on natural gas swaps that are highly effective in hedging the cash flow variability of certain anticipated purchases are deferred and included as a component of Accumulated Other Comprehensive Income until the purchase is consummated and the deferred gains and losses are recognized in operating income. Gains and losses on the fair market value of natural gas swaps that do not qualify for hedge accounting are reported in earnings as a component of Other, net.  Other, net in the Consolidated Statement of Operations includes $298,000 of expense and $351,000 of income in the nine and three months ended September 30, 2006, respectively, related to the fair market valuation of natural gas swaps that did not qualify for hedge accounting.

     At September 30, 2006 and December 31, 2005, Sequa had forward foreign exchange contracts and derivatives thereof with notional amounts primarily denominated in Euros: 20,406,000 and 21,348,000, respectively; in US Dollars: 31,724,000 and 13,339,000, respectively; and in Swedish Krona: 30,643,000 and 0, respectively.  At September 30, 2006, Sequa had natural gas swaps outstanding with notional amounts in aggregate of $1,201,000 expiring in various periods through December 2006 to cover a portion of its natural gas requirements.

     Aggregated net foreign exchange gains/losses included in net income for the nine months ended September 30, 2006 and 2005 were net gains of $891,000 and $1,590,000, respectively.  For the three months ended September 30, 2006 and 2005, net foreign exchange gains of $250,000 and $1,585,000 were included in net income.

Note 15.  Share-Based Payments

     At September 30, 2006, Sequa had four stock-based employee compensation plans effective as follows:  the 1998 Key Employees Stock Option Plan, the 1998 Directors’ Stock Compensation Plan (as amended as of January 1, 1999), the Six Sigma Restricted Stock Plan (which was amended and restated effective October 20, 2006), and the 2003 Directors’ Stock Award Plan (collectively the “compensation plans”).

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

     The following table summarizes the activity related to employee stock options for the nine months ended September 30, 2006:

		Weighted	Aggregate
		Average	Intrinsic
	Options	Price	Value
Outstanding at December 31, 2005	308,872	$41.92	-
Granted	-	$-	-
Expired or Cancelled	(6,498)	$41.70	-
Exercised	(150,297)	$41.66	$6,902,000
Outstanding at September 30, 2006	152,077	$42.19	-

Exercisable at
December 31, 2005	167,714	$41.78	-
September 30, 2006	150,278	$42.00	-

Available for future grant	436,227	-	-

     Options exercisable at September 30, 2006 range in price from $41.70 to $54.41 per Class A common share.  The weighted average remaining contractual terms for the 2005 stock option grant and the 2003 stock option grant are 3.58 years and 2.00 years, respectively, for both options outstanding and exercisable at September 30, 2006.

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

     Amended and Restated Six Sigma Restricted Stock Plan (as amended and restated effective October 20, 2006). This plan was effective August 28, 2003 and was approved at Sequa's annual meeting of stockholders in 2004. The purpose of the plan is to reward those employees of Sequa who successfully complete certain levels of the Operational Excellence Six Sigma Training Program by awarding them shares of Class A common stock. The stock awarded is restricted for a period of two or three years, depending on the level completed, during which time it cannot be transferred, pledged, assigned, sold or otherwise encumbered. The total number of shares awarded under this plan cannot exceed 50,000 shares. Sequa recognizes compensation expense over the restricted period based on the fair value of the stock on the date of grant.

     2003 Directors' Stock Award Plan. This plan was effective December 11, 2003 and was approved at Sequa's annual meeting of stockholders in 2004. The purpose of the plan is to encourage and enable members of the Board of Directors of Sequa, who are not employed by Sequa or any of its subsidiaries or affiliates, to acquire a proprietary interest or to increase an existing interest in Sequa through the ownership of Class A common stock. The plan provides for the granting of options as approved by the Board of Directors from time to time. The option price per share may not be less than the fair market value of the Class A common stock on the date the option is granted. The options vest after a period of one year and no options may be exercised after the expiration of ten years from the date of grant. At September 30, 2006, no options were outstanding under the plan. The plan also provides that on January 15 of each calendar year beginning with 2004, eligible Directors will receive a grant of restricted Class A common stock having a market value of $10,000, unless the Board determines in its discretion prior to the grant date that a greater or lesser number of shares of restricted stock, or no shares of restricted stock, will be granted on that date. The stock is restricted for a period of one year during which time it cannot be transferred, pledged, assigned, sold or otherwise encumbered. The total number of shares that can be issued pursuant to exercise of options or pursuant to the grant of restricted stock under the plan cannot exceed 50,000 shares of Class A common stock.

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, or Lapse of Restrictions on Restricted Stock	Weighted-Average Exercise Price of Outstanding Options, or Restricted Stock	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	160,438	$43.29	521,822

Equity compensation plans not approved by security holders	10,132	53.21	-

Total	170,570	$43.88	521,822

     Prior to the  adoption of the Six Sigma Restricted Stock Plan, from time to time, Sequa would make grants of restricted stock to its Six Sigma participants. The weighted-average exercise price of a restricted stock grant is considered to be zero because the recipient receives the stock contingent on the lapse of restrictions.

     Two of the Company's equity compensation plans - the Amended and Restated Six Sigma Restricted Stock Plan and the 1998 Directors' Stock Compensation Plan - authorize the award of restricted stock to eligible participants. These plans are not registered under the Securities Act of 1993, as amended (the "Securities Act"), but require compliance with Rule 144 under the Securities Act.

     Prior to December 31, 2005, Sequa accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  For the nine months ended September 30, 2005, no stock-based employee compensation cost was recognized for stock option grants in accordance with the above compensation plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  All Sequa restricted stock issued in accordance with the above compensation plans was recognized as compensation expense over the restricted period, based on the fair value of the stock on the date of grant.  Historically, compensation expense recognized for stock grants has not been significant.  Effective January 1, 2006, Sequa adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (SFAS No. 123(R)”), using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in the nine months of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair market value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  Results for prior periods have not been restated.

     As a result of adopting SFAS No. 123(R) on January 1, 2006, Sequa recognized $1,672,000 and $555,000 of pre-tax compensation expense related to stock options in the Consolidated Statement of Operations in the nine and three months ended September 30, 2006, respectively.  The after-tax effect of these charges was to reduce both basic earnings per share and diluted earnings per share from continuing operations by $0.13 and $0.05 in the nine and three months ended September 30, 2006, respectively.  The total compensation cost related to non-vested awards not yet recognized as of September 30, 2006 is considered immaterial to the consolidated financial statements.

     Cash received from the exercise of stock options for the nine and three-month periods ended September 30, 2006 was $6,073,000 and $1,874,000, respectively.  The related tax benefits realized from the exercise of stock options for the nine and three-month periods ended September 30, 2006 was $1,671,000 and $552,000, respectively.

     For the nine months and three months of 2005, had compensation cost for Sequa's stock option plan been determined using the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation,” Sequa's income from continuing operations and related earnings per share would have been affected as follows:

	(Amounts in Thousands, except per share data) (Unaudited)
	For the Nine Months Ended September 30, 2005	For the Three Months Ended September 30, 2005

Reported income from continuing operations	$29,210	$5,289

Stock-based compensation, net of related tax effects, under SFAS No. 123	(1,130)	(370)
Adjusted income from continuing operations	$28,080	$4,919

Basic earnings per share:
Reported income from continuing operations	$2.56	$0.45

Stock-based compensation, net of related tax effects, under SFAS No. 123	(0.10)	(0.03)

Adjusted income from continuing operations	$2.46	$0.42

Diluted earnings per share:
Reported income from continuing operations	$2.55	$0.45

Stock-based compensation, net of related tax effects, under SFAS No. 123	$(0.11)	$(0.03)

Adjusted income from continuing operations	$2.44	$0.42

Note 16.   Summary Business Segment Data

     Sequa's sales and operating income by business segment are as follows:

	(Amounts in Thousands)
	(Unaudited)

	Sales		Operating Income
	Year to Date		Year to Date
	2006	2005	2006	2005

Aerospace	$793,127	$659,059	$56,885	$43,334
Automotive	276,858	271,760	11,089	21,220
Metal Coating	215,860	211,482	28,565	24,275
Specialty Chemicals	157,025	167,275	19,379	24,575
Industrial Machinery	194,794	160,739	11,454	7,634
Other Products	11,892	11,136	640	203
Corporate expenses	-	-	(29,545)	(31,242)
Total	$1,649,556	$1,481,451	$98,467	$89,999

	(Amounts in Thousands)
	(Unaudited)

	Sales		Operating Income
	Third Quarter		Third Quarter
	2006	2005	2006	2005

Aerospace	$275,800	$234,239	$18,531	$10,944
Automotive	87,907	89,426	1,639	4,229
Metal Coating	74,616	77,714	10,516	9,580
Specialty Chemicals	53,550	53,594	8,568	9,212
Industrial Machinery	63,987	50,573	3,231	1,391
Other Products	2,547	2,444	3	(573)
Corporate expenses	-	-	(10,097)	(10,080)
Total	$558,407	$507,990	$32,391	$24,703

Sales by major product and service are as follows:

	(Amounts in Thousands)
	(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Commercial Aviation Repair Services	$566,440	$433,174	$208,459	$155,096
Metal Coating	215,860	211,482	74,616	77,714
Automotive Airbag Inflators	190,223	185,946	60,677	61,803
Specialty Chemicals	157,025	167,275	53,550	53,594
Industrial Graphic Arts Equipment	90,480	68,966	33,898	23,826
Automotive Accessories	86,635	85,814	27,230	27,623
Industrial Emission Controls Equipment	59,757	53,469	16,440	13,388
Other	283,136	275,325	83,537	94,946
Total	$1,649,556	$1,481,451	$558,407	$507,990

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

     Various operating units of Sequa have had customers who have filed voluntary petitions for relief under Chapter 11.  Sequa monitors the bankruptcy cases of these customers in order to file appropriate claims and take other steps necessary to protect its interests.  Once a customer files a petition under Chapter 11, Sequa provides additional allowances for doubtful accounts based on an evaluation of the relevant facts.  In addition, as to those bankruptcy cases where a customer's reorganization and/or liquidation plan clearly indicates that avoidance claims will likely be asserted or where such claims have been asserted, Sequa has undertaken an analysis to estimate its potential exposure for such claims in such bankruptcy cases.  In the third quarter of 2006, Sequa settled its remaining significant preference claim for $725,000, which had been previously accrued.

     On September 14, 2005, Delta and Northwest (together, the “airlines”), customers of the Chromalloy operating unit, filed voluntary petitions for reorganization under Chapter 11.  The aggregate amount due to Chromalloy operating units from the airlines on such date was approximately $12,000,000.  In addition, Chromalloy currently leases 40 jet engines to Northwest.  These leases were extended through December 31, 2012.  Sequa, in conjunction with outside legal counsel, has reviewed the various contracts through which Chromalloy conducts business with Delta and Northwest.  Based on this review, Sequa believes that certain contracts will be considered executory in nature and that the underlying business objectives of the contracts will result in their assumption by the respective airlines.  Therefore, Sequa expects that associated pre-petition receivables will ultimately be collected.  Sequa believes that certain other contracts may not be assumed and therefore recorded a $5,579,000 charge to reserve related receivables in the third quarter of 2005.  It is possible that the relative rights and obligations of Chromalloy and the airlines may be changed during the course of the bankruptcy proceedings, although such changes, if any, and their impact cannot presently be predicted.  Chromalloy continues to maintain a business relationship with both Delta and Northwest.  In addition, Sequa believes that the engines leased to Northwest are not impaired.  In June 2006, Chromalloy entered into negotiations and executed a term sheet with a third party to sell all rights, title and interest in $10,989,000 of pre-petition accounts receivable at a discount.  As a result, Sequa recorded an additional reserve and recognized a charge of approximately $1,204,000 in operating income in the second quarter of 2006.  In August 2006, all rights, title and interest in the above-mentioned pre-petition accounts receivable were sold for net book value.

     On October 8, 2005, Delphi, the largest customer of Sequa's Automotive unit, filed for protection under Chapter 11.  Sequa, in conjunction with outside legal counsel, has reviewed the long-term supply and licensing agreements that govern ARC Automotive's relationship with Delphi.  In January 2006, these agreements were listed as executory in nature by Delphi, and Sequa believes that the underlying business objectives of these agreements will result in their assumption. Sequa expects that the $940,000 pre-petition receivables will ultimately be collected.

     At September 30, 2006, Sequa was contingently liable for $36,625,000 of outstanding letters of credit and $5,136,000 of surety bonds not reflected in the accompanying Consolidated Financial Statements.  In addition, Sequa has guaranteed a new bank line of credit, as restructured in the second quarter of 2006 to replace the existing line of credit, for its MJB International Limited (“MJB”) joint venture in an amount up to $6,750,000.  Sequa has also guaranteed 50% of the capitalized lease payments and 50% of the overdraft facility for its Turbine Surface Technology Limited (“TSTL”) joint venture in an amount not to exceed 9,250,000 British pounds, as adjusted for a new overdraft facility executed in  June 2006 and a previously expired portion of the guarantee.  At September 30, 2006, $1,654,000 was outstanding under MJB's bank line of credit and 6,086,000 British pounds were outstanding related to the TSTL guarantees.  The fair value of the guarantees issued in 2006 was nominal.  Sequa is not aware of any existing conditions that would cause risk of loss relative to outstanding letters of credit, surety bonds or bank guarantees.

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

Sales

     Overall sales increased 11% in the nine-month period and 10% in the third quarter of 2006.  The sales increase for both periods were led by strong advances at the Aerospace and Industrial Machinery segments.  The Automotive and Metal Coating segments posted moderate increases in the nine-month period and slightly lower sales in the third quarter. The Specialty Chemicals segment posted lower sales for the nine months, while sales for the third quarter were on par with last year.  Sales of the Other Products Segment were ahead for both periods. A detailed discussion of sales by operating segment follows.

     Sales of the Aerospace segment increased 20% in the nine months and 18% in the third quarter.  The advances reflect the ongoing benefit of new product introductions and of sales added through long-term contracts with airline customers. These contracts, which give Chromalloy the exclusive right to provide repairs, replacement parts or inventory and engine management services on specific engines within the airline's fleet, have spurred sales and represent a source of ongoing revenue growth.  Military sales were on par with last year for the nine-month period and declined 10% in the three-month period, while sales to marine and industrial turbine customers declined in both periods.

     Sales of the Automotive segment advanced 2% in the nine months despite a 2% decline in the third quarter.  Sales of ARC Automotive, the airbag inflator unit, were 2% higher for the nine months and 2% lower in the three-month period, due to improvement in domestic sales of passenger and side-impact inflators, offset by lower sales at the Italian operation.  Sales of Casco Products, which manufactures cigarette lighters and electronic sensors, were essentially on par with last year for both periods.  Higher sales of electronic products in Europe and Canada were offset by a decline in domestic lighter sales in both periods.

     Sales of the Metal Coating segment advanced 2% in the nine months despite a 4% decline in the third quarter.  Increased sales to the building products market were offset by a decline in sales under metal management programs and to the container products market in both periods.

     Sales of the Specialty Chemicals segment declined 6% in the year-to-date period and were on par with last year in the third quarter.  Sales in both periods were affected by moderately lower shipments of TAED.  Translating local currency sales into US dollars  led to a reduction of $1.9 million, or 1%, in the nine months and an increase of $2.6 million, or 5%, in the three months. Sales at the international marketing and distributions units advanced 6% in the nine-month period despite a 6% decline in the third quarter due to lowered demand in certain regions.

     Sales of the Industrial Machinery segment advanced sharply, posting a 21% improvement in the nine months and 27% in the third quarter.  The segment’s increase in both periods was primarily driven by higher sales of graphic arts equipment in the US and Europe and increased sales of emission control equipment in Europe.  Sales for the nine months also included increased sales of industrial products equipment in Asia.

     Sales of the Other Products segment increased 7% in the nine months and 4% in the third quarter.  Sales for both periods reflect a continued high level of demand from the formalwear market.  Revenues from Centor, the real estate holding company, declined slightly in both periods.

Operating Income

     Overall operating income increased by 9% in the nine months and 31% in the three months, as advances at the Aerospace, Metal Coating, Industrial Machinery and Other Products segments were mitigated by declines at the Automotive and Specialty Chemicals segments in both periods.  Results for the nine months were bolstered by the effect of lower corporate expenses. Sequa’s foreign operations contributed operating income of $48.0 million and $16.5 million in the nine- and three-month periods of 2006, respectively, compared with operating income of $51.1 million and $16.9 million in the same periods of 2005.  Results from foreign operations primarily reflect lower sales at the overseas operations of ARC Automotive as well as start up costs to operate its new China facility, and lower results from the Specialty Chemicals segment. A detailed review of operating income by segment follows.

     Operating profits of the Aerospace segment advanced 31% in the nine months and 69% in the third quarter, primarily due to the benefit of higher sales and improved absorption of fixed costs.  Results for the nine months were unfavorably affected by several factors: a $3.9 million provision for customer claims related to repair services provided to certain commercial airline customers; a charge of $5.4 million (recorded as a reduction to sales, of which $3.6 million was taken in the third quarter) to reserve for unbilled receivables in excess of the amount contractually recoverable at the balance sheet date; and a provision of $1.2 million to increase reserves for pre-petition accounts receivable due from a commercial airline customer that filed for bankruptcy protection in 2005. The balance of pre-petition accounts receivable due from this customer were sold in the third quarter of 2006.  The effect of these factors was substantially offset by $3.0 million of income resulting from the recognition of deferred revenue associated with a terminated contract with a commercial airline and the absence of two charges taken in the third quarter of 2005: $5.6 million to reserve for receivables due from two airline customers that filed for bankruptcy protection and a $1.5 million pension curtailment charge caused by changes to Sequa’s defined benefit plan.

     Results of the Automotive segment declined 48% and 61% in the nine- and three-month periods, respectively, reflecting a sharp decline at ARC Automotive partially offset by improved results at Casco Products in both periods. The lower results at ARC Automotive are due to the following factors: start-up costs at new plants in Mexico and China that amounted to $9.8 million and $4.5 million in the nine- and three-month periods, respectively; lower sales in Europe in both periods; impact of higher steel surcharges; and a charge of $1.3 million related to headcount reductions in the US in the first quarter of 2006.  Barring any further deterioration in the automotive industry, the benefits of transferring manufacturing operations to lower cost regions are expected to begin to accrue over the near term. Casco Products posted an improvement in both periods as a result of benefits derived from a series of actions to source from lower cost regions and improve overall operating efficiencies, particularly through operational excellence programs.

     Operating income in the Metal Coating segment advanced 18% in the nine-month period and 10% in the three-month period.  The benefits of increased sales and improved absorption of fixed costs were partially offset by higher costs for natural gas, electricity and raw materials in the nine-month period.  Third quarter results improved due to the absence of $0.6 million of casualty insurance charges and a $0.3 million pension curtailment charge taken in the third quarter of 2005.

     Results of the Specialty Chemicals segment declined $5.2 million, or 21%, and $0.6 million, or 7%, in the nine- and three-month periods, respectively, due to the combined effect of lower TAED sales and higher energy costs in both periods.  In the second quarter of 2006, a fire damaged a granulation plant at the segment’s Warwick facility, causing it to be shut down for three months. The $14.0 million cost associated with the fire (to repair the property and equipment and the premium cost to outsource the granulation process during the period of shutdown) was covered by insurance. As of September 30, 2006, cash advances of $8.3 million were received from the insurance carrier, and the final settlement of $5.7 million was received in October 2006. The results for the nine months were not significantly affected by this incident.

     Operating income in the Industrial Machinery segment advanced 50% in the nine months and more than doubled in the third quarter as a result of higher sales in all product categories at all major operations in both periods, combined with ongoing productivity improvements stemming from Six Sigma and low-cost sourcing activities.

     Operating income of the Other Products segment increased $0.4 million and $0.6 million in the nine- and three-month periods, respectively.  Results for the nine months reflect higher sales at the After Six unit mitigated by $0.5 million of one-time charges related to contract cancellation fees and severance costs, and a slight decline at the Centor unit.  Results for the third quarter reflect higher sales at the After Six unit.

     Corporate expenses were 5% lower in the nine months and on par with last year in the third quarter.  The nine- month period reflects the absence of a $1.8 million charge recorded in the first quarter of 2005 related to a separation agreement with a former senior executive officer, as well as lower insurance costs and professional services fees.  The decline in corporate expenses was tempered by a required change in accounting for stock options ($0.5 million in the nine-month period) and by a $2.2 million increase in environmental provisions ($1.3 million in the third quarter).  In October 2006, Sequa announced a voluntary separation program for corporate employees which  takes effect December 31, 2006.  The severance and related pension benefits of this program, estimated to be $2.8 million, will be recorded in the fourth quarter.

Equity in Income of Unconsolidated Joint Ventures

Equity in income (loss) of unconsolidated joint ventures was $15.9 million for the nine months ended September 30, 2006 compared with $11.5 million for the nine months ended September 30, 2005.  The increase is primarily attributable to increased sales at certain joint venture operations stemming from continuing efforts in obtaining approvals to provide coating services or manufacture components for OEM customers.  Profits from the joint ventures are expected to continue to increase as the joint ventures work to increase their portfolio of new service and parts offerings.

     Sequa's investments in unconsolidated joint ventures are primarily concentrated in the Aerospace segment.

     Chromalloy is a partner in joint ventures aimed at strengthening its ties to certain OEMs and airline customers, as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements.  Sequa's investment in Chromalloy's joint ventures was $80.0 million at September 30, 2006 and $74.4 million at December 31, 2005.  The combination of income and losses of Chromalloy's joint ventures was income of $16.0 million and $11.9 million in the nine-month periods of 2006 and 2005, respectively, and income of $6.0 million and $5.4 million in the third quarters of 2006 and 2005, respectively.  The largest of the Chromalloy joint ventures are discussed in the following paragraphs.

     Chromalloy and Siemens Westinghouse Power Corporation and Siemens Aktiengesellschaft (collectively referred to as “Siemens”) have joint ownership of four operating companies.  Three of the companies provide service and repairs for heavy industrial gas turbines manufactured by other companies, and for gas turbines based on the mature technologies of Siemens and its affiliates.  These three operating companies are: TurboCare Gas Turbine Services LLC (“TCGTS”), Turbine Services Ltd (“TS”) and Gas Turbine Technologies, S.p.A. (“GTT”).  The fourth operating company, Turbine Airfoil Coating and Repair, LLC (“TACR”), provides coating and component services on Siemen's advanced engines.  Chromalloy has a 49% ownership interest in TCGTS, which serves the North, Central and South American markets. Chromalloy has a 51% ownership interest in, and operating control over, TS which has operating assets in the UK and Thailand, and serves Europe, the Far East and Middle East.  The financial statements of TS are consolidated with those of Sequa, and a Siemens minority interest is reflected. MJB International Limited (“MJB”), a partnership with Al Masaood, is 49% owned by TS and provides repair and maintenance services for industrial gas turbines from a facility in the United Arab Emirates. Sequa has guaranteed a new bank line of credit, as restructured in the second quarter of 2006 to replace the existing line of credit, for MJB, up to $6.8 million.  At September 30, 2006, $1.7 million was outstanding under this facility.  Chromalloy has a 20% ownership interest in GTT, which serves Italy and certain other countries.  Chromalloy has a 49% ownership interest in TACR.

     Chromalloy has a 52.6% ownership interest in BELAC, a component manufacturing operation that produces new replacement parts for jet engines.  The 52.6% ownership interest does not equate to a controlling interest primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions.  While Chromalloy's partners in this joint venture are major commercial airlines, whose industry has been under significant pressure, management believes that the venture is adequately capitalized to carry on its principal operations without additional subordinated financial support.  At September 30, 2006, Sequa's investment in BELAC totaled $8.5 million.

Equity in Income of Unconsolidated Joint Ventures (cont’d)

     Chromalloy has two 50/50 joint ventures with Rolls-Royce plc: Turbine Surface Technology Limited (“TSTL”), which provides advanced coatings for Rolls-Royce turbine components; and Turbine Repair Technology Limited (“TRTL”), which provides advanced component repair services for certain Rolls-Royce engines.  Sequa has guaranteed 50% of future lease payments under the terms of a capitalized lease, as well as 50% of an overdraft facility for its TSTL joint venture in an amount not to exceed 9.3 million British pounds, as adjusted for a new overdraft facility executed in June 2006 and a previously expired portion of the guarantee.  At September 30, 2006, 6.1 million British pounds were outstanding relative to the guarantee.

     Advanced Coatings Technologies (“ACT”), a 50%-owned joint venture with United Technologies Corporation, owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts.

Interest Expense

     Interest expense in the nine-month period of 2006 increased by $1.8 million compared with the prior year primarily as a result of interest expense incurred on the $100 million of foreign debt issued on December 21, 2005 partially offset by the redemption of $100.4 million in unsolicited offers of the 8.875% Senior Notes maturing April 2008.

Interest Income

     Interest Income in the nine-month period of 2006 increased by $3.0 million compared with the prior year as a result of larger cash balances on hand and higher interest rates.

Premium on Redemption of Senior Notes

     In the nine-month period of 2006, Other income/expense includes a charge of $4.5 million for premiums incurred on the redemption of $100.4 million of the 8.875% Senior Notes, maturing April 2008 in unsolicited offers, of which $0.7 million of the premium was incurred in the third quarter of 2006.

Other, net

     In the nine-month period of 2006, Other, net included $2.8 million of charges for the amortization of capitalized debt issuance costs; $1.4 million of charges for letters of credit and commitment fees; $1.2 million of income on the cash surrender value of corporate owned life insurance; and  $0.9 million of expense related to minority interest holders.

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

     In the third quarter of 2006, Other, net included $1.3 million of charges for the amortization of capitalized debt issuance costs; $0.7 million of income on the cash surrender value of the corporate-owned life insurance; $0.6 million gain on the sale of fixed assets; $0.5 million of charges for letters of credit and commitment fees; and $0.4 million of net gain related to the fair market value of natural gas swaps that did not qualify for hedge accounting.

     In the third quarter of 2005, Other, net included $1.4 million of expense to record losses and to reduce the investment in a business transferred under contractual arrangements in 2004; $1.1 million of expense related to minority interest holders; $0.6 million of expense on the fair market value of forward foreign exchange contracts that did not qualify for cash flow hedge accounting; $0.4 million of charges for the amortization of capitalized debt issuance costs; and $0.3 million of charges for letters of credit and commitment fees.

Income Tax Provision

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year.  The effective tax rates for the nine-month periods of 2006 and 2005 were based upon estimated annual pre-tax income from continuing operations,  including the effect of a provision for state income and franchise taxes and reflect the utilization of net operating loss carryforwards by certain foreign entities.  The third quarter of 2005 includes a reversal of tax reserves in the amount of $1.2 million related to the satisfactory resolution of a state tax matter.  The tax provisions for the third quarter periods of 2006 and 2005 represent the difference between the year-to-date provisions recorded for the nine-month periods ended September 30, 2006 and 2005 and the amounts reported for the six-month periods of 2006 and 2005.  The effective tax rate for continuing operations was 32.0% for the first nine months of 2006 compared with 33.8% in the same period in 2005.  The higher tax rate for the first nine months of 2005 is primarily due to the estimated tax provision of $2.8 million recorded in the third quarter of 2005 with respect to the then anticipated repatriation of available foreign cash balances in accordance with the American Jobs Creation Act (the “Jobs Creation Act”), slightly offset by higher domestic taxable income in 2006 as a percentage of total taxable income.

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

Income from Continuing Operations Before Income Taxes

      Income from continuing operations before income taxes was $56.9 million for the nine months ended September 30, 2006 which was comprised of $44.9 million of profits earned by Sequa’s foreign operations and $12.0 million of profits earned by Sequa’s domestic operations.  For the nine months ended September 30, 2005, Sequa’s foreign operations contributed $55.7 million of income from continuing operations before income taxes and the domestic operations incurred $11.6 million of losses from continuing operations before income taxes. The results of the domestic operations include approximately $50.5 million and $53.7 million of interest expense for the nine months ended September 30, 2006 and 2005, respectively, incurred primarily on the 8.875% Senior Notes.

     The improvement in the results of the domestic operations from 2005 to 2006 primarily reflects higher operating results at the Aerospace, Metal Coating and Industrial Machinery segments as well as a reduction in corporate expenses.  The Metal Coating segment serves only the domestic market and the domestic operations of the Aerospace and Industrial Machinery segments represent a majority of each segment’s sales.  At the Aerospace segment, both domestic and foreign operations have experienced an increase in operating income, primarily as a result of sales added through long-term contracts with airline customers. At the Industrial Machinery segment, domestic operations have experienced a greater increase in operating income as compared to its foreign operations due to increased demand in the domestic graphic arts market.

     The decrease in results from foreign operations is primarily attributable to decreased operating results at the Specialty Chemicals segment (which is solely comprised of foreign operations), a decrease in results at the European operation of ARC Automotive which has experienced a decline in sales volumes, start up expenses incurred by ARC Automotive to operate a new facility in China, and an increase in interest expense on foreign debt issued in December 2005.

Discontinued Operations

     During 1991, Sequa adopted a formal plan to divest the investment portfolio of its leasing subsidiary, Sequa Capital Corporation (“Sequa Capital”), and to classify it as a discontinued operation.  As of June 30, 2006, Sequa Capital was in negotiation with third parties to sell the remaining investment in leveraged leases with an aggregate net book value of $16.2 million.  As a result, Sequa recognized in discontinued operations an after-tax charge of $1.2 million (pre-tax charge of  $3.1 million) in the second quarter of 2006 to record the remaining investment in leveraged leases at fair value.  The remaining investment in leveraged leases were sold in the third quarter of 2006.  No gain or loss was recognized on the transaction as the aggregate net cash proceeds of $16.2 million approximated the aggregate net book value.  On March 27, 2006, Sequa Capital sold its ownership interests in investments of two container ship leveraged leases with an aggregate net book value of approximately $23.4 million.  Sequa received $30.8 million of net cash proceeds and recognized an after-tax gain of approximately $4.6 million or $0.43 per share (pre-tax gain of $7.4 million) in discontinued operations on the sale.

Risk/Concentration of Business

     Sequa's largest operation, Chromalloy, with 2006 nine-month sales of $793.1 million and operating income of $56.9 million (2005 annual sales and operating income of $898.3 million and $64.7 million, respectively), and total assets at December 31, 2005 of $1,006.1 million, has confronted a difficult operating environment since the events of September 11, 2001. While global airline traffic has rebounded since September 11, high fuel costs, high cost structures imbedded at the legacy carriers (those carriers in existence prior to the de-regulation of the airline industry) and continuing terror threats have placed additional pressures on the airline industry, leading several airlines to file voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). Chromalloy's repair, overhaul and OEM operations derive approximately 80% of their sales from the commercial aviation market. The large repair and overhaul business is directly related to the number of hours jet engines are flown, while the smaller OEM business is related to the number of new jet engines placed in service. In 2005, Chromalloy's annual operating income exceeded the 2004 and 2003 levels despite a $5.6 million third quarter charge in 2005 to reserve pre-petition receivables related to certain Delta Airlines, Inc. (“Delta”) and Northwest Airlines Corporation (“Northwest”) contracts. Both Delta and Northwest filed voluntary petitions for reorganization under Chapter 11 on September 14, 2005. At September 30, 2006, trade and unbilled receivables due from major commercial airlines totaled approximately $135.4 million. A discussion of various Chromalloy customers operating under Chapter 11 follows.

     The aggregate amount due to Chromalloy from Delta and Northwest on the date of their Chapter 11 filings was approximately $12.0 million.  In addition, Chromalloy currently leases 40 jet engines to Northwest.  These leases were extended through December 31, 2012.  Sequa, in conjunction with outside legal counsel, has reviewed the various contracts through which Chromalloy conducts business with Delta and Northwest.  Based on this review, Sequa believes that certain contracts will be considered executory in nature and that the underlying business objectives of the contracts will result in their assumption by the respective airlines.  Therefore, Sequa expects that associated pre-petition receivables will ultimately be collected.  Sequa believes that certain other contracts may not be assumed and therefore recorded a $5.6 million charge to reserve related receivables in the third quarter of 2005.  It is possible that the relative rights and obligations of Chromalloy and the airlines may be changed during the course of the bankruptcy proceedings although such changes, if any, and their impact cannot presently be predicted.  Chromalloy continues to maintain a business relationship with both Delta and Northwest.  In addition, Sequa believes that the engines leased to Northwest are not impaired.  In June 2006, Chromalloy entered into negotiations and executed a term sheet with a third party to sell all rights, title and interest in $11.0 million of pre-petition accounts receivable at a discount.  As a result, Sequa recorded an additional reserve and recognized a charge of approximately $1.2 million in operating income in the second quarter of 2006.  In August 2006, all rights, title, and interest in the above-mentioned pre-petition accounts receivable were sold for net book value.  Delta accounted for $42.8  million or 5.4% of Chromalloy's sales in the nine-month period of 2006  (4.3% of 2005 annual sales), and Northwest accounted for $32.4 million or 4.1% of Chromalloy's sales in the nine-month period of 2006 (2.7% of 2005 annual sales).

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

     Sequa is engaged in the automotive airbag inflator business through ARC Automotive.  ARC Automotive's largest customers for airbag inflators are Delphi Automotive Systems and its subsidiaries (“Delphi”) and Key Safety Systems, Inc. and its subsidiaries (“Key Safety”).  Delphi accounted for $66.8 million or 35% of ARC Automotive's nine-month sales in 2006 (36% of 2005 annual sales).  Key Safety accounted for $60.8 million or 32% of ARC Automotive's nine-month sales in 2006 (37% of 2005 annual sales).  These two customers accounted for approximately 46% of the Automotive segment's sales in the nine-month period of 2006.  On October 8, 2005, Delphi filed for protection under Chapter 11.  Sequa, in conjunction with outside legal counsel, has reviewed the long-term supply and licensing agreements that govern ARC Automotive's relationship with Delphi.  In January 2006, these agreements were listed as executory in nature by Delphi and Sequa believes that the underlying business objectives of the agreements will result in their assumption.  Sequa expects that the $0.9 million of pre-petition receivables will ultimately be collected.

     Casco Products is engaged in the automotive products market and supplies cigarette lighters, power outlets and other automotive accessories to the automotive industry.  In the nine-month period of 2006, two European automobile manufacturers each accounted for more than 10% of sales.  Sales to these two customers amounted to approximately 22% of Casco Products sales (30% of 2005 annual sales).

     Precoat Metals markets its coating services to steel and aluminum producers and distributors, building products manufacturers, merchant can makers, and manufacturers of other diverse products.  US Steel, historically Precoat Metal's largest customer, accounted for $39.8 million or 18% of Precoat Metal's nine-month sales in 2006 ($35.8 million or 13% of 2005 annual sales).

     In the Specialty Chemicals segment, one customer accounted for 29% of nine-month sales in 2006 (35% of 2005 annual sales) and the top three customers accounted for 42% of nine-month sales in 2006 (45% of 2005 annual sales).  All of these customers are international consumer products companies with whom Warwick has been doing business for many years.

     MEGTEC Systems markets its industrial drying systems and emission control equipment directly to customers in the coating, converting, and metal finishing industries and sells auxiliary press equipment directly to international web printing press manufacturers and their customers.  One customer accounted for 20% of nine-month sales in 2006 (19% of 2005 annual sales).

Backlog

     The business of Sequa for which backlog is significant is the Industrial Machinery segment.  The dollar amount of backlog for this segment was $89.8 million or 51% of total consolidated backlog at September 30, 2006 ($100.8 million or 57% of total consolidated backlog at December 31, 2005).

Liquidity and Capital Resources

     Net cash provided by operating activities was $14.7 million for the nine-month period of 2006 versus $26.7 million in 2005.  The $12.0 million decrease primarily reflects higher working capital requirements partially offset by increased net income.  Net cash used for investing activities was $16.8 million in the nine-month period of 2006 versus $62.3 million in 2005.  The $45.5 million decrease primarily relates to $47.0 million of net cash proceeds received from the 2006 sales of leveraged leases.  Net cash used for financing activities was $140.4 million in the first nine months of 2006 versus $16.9 million provided by financing activities in 2005.  The $157.3 million decrease relates to $167.3 million of net debt payments, partially offset by a $11.4 million increase in the release of restricted cash requirements.

     The 2005 Consolidated Statement of Cash Flows has been revised to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations.  Sequa has previously reported these amounts on a combined basis.

     On March 27, 2006, Sequa Capital sold its ownership interests in two container ship leveraged leases with an aggregate net book value of approximately $23.4 million as of March 27, 2006.  Sequa received $30.8 million of net cash proceeds, which will be used for general corporate purposes.  In the third quarter of 2006, Sequa Capital sold its ownership interests in the remaining leveraged leases with an aggregate net book value of approximately $16.2 million at the time of the sales.  Sequa received $16.2 million of net cash proceeds, which will be used for general corporate purposes.

     In the first quarter of 2006, Sequa contributed $6.0 million to its domestic qualified pension plans.  Management does not currently anticipate that any additional significant pension plan contributions will be made in 2006.  Sequa monitors its pension plans on an ongoing basis.

     At September 30, 2006, no significant charge to other comprehensive income with respect to a minimum pension liability adjustment is expected in 2006.  In 2005, Sequa contributed $13.3 million to its qualified pension plans and recorded income of $8.5 million, net of tax, through other comprehensive income, primarily due to the December 31, 2005 merger of the Atlantic Research Employees’ Pension Plan with Sequa’s largest defined benefit plan, the latter of which was more favorably funded.

     On March 26, 2006 Standard & Poor’s Ratings Services revised its outlook on Sequa to stable from negative.  In September 2006, Moody’s changed its rating practices for debt instruments, which resulted in lowering Sequa’s debt rating from a B1 to a B2.  Sequa's unsecured debt ratings, which are below investment grade, are as follows: Moody's, B2; Standard & Poors Rating Services, BB-, and Fitch Ratings, BB.

     In the nine-month period of 2006, Sequa purchased $100.4 million in aggregate of the 8.875% Senior Notes, maturing April 2008 at an average premium of $104.4 in unsolicited offers.  Management may elect to make additional purchases of outstanding Senior Notes based on available liquidity and other considerations.

     In the fourth quarter of 2005, Sequa repatriated $184.8 million in the form of a dividend from various foreign operating units. The Jobs Creation Act provided for a special one-time 85% dividends-received deduction on certain foreign dividends paid in 2005 provided the criteria outlined in the tax law are met.  Under the Jobs Creation Act, use of the repatriated funds may include the domestic expansion of production, payment and training of domestic workers and the retirement of debt.

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

     Investments in joint ventures by certain foreign subsidiaries are restricted in excess of 10.0 million British pounds in aggregate from the date of the Facility Agreement.  As of September 30, 2006, Sequa has not made any investments in joint ventures since the date of the Facility Agreement.  Sequa believes that the joint ventures owned by these foreign units are adequately capitalized and any new investments, if required, could be funded through other Sequa legal entities.  Therefore, Sequa does not expect this restriction to affect the operations or future growth of the joint ventures.

     At September 30, 2006, Sequa was contingently liable for $36.6 million of outstanding letters of credit and $5.1 million of surety bonds not reflected in the accompanying Consolidated Balance Sheet.  In addition, Sequa has guaranteed a new bank line of credit, as restructured in the second quarter of 2006 to replace the existing line of credit, for MJB up to $6.75 million.  Sequa has also guaranteed up to 9.3 million British pounds, as adjusted for a new overdraft facility executed in June 2006 and a previously expired portion of the guarantee, of its TSTL joint venture's capitalized lease payments and overdraft facility.  At September 30, 2006, $1.7 million was outstanding under MJB's bank line of credit and 6.1 million British pounds were outstanding relative to the TSTL guarantees.  Sequa is not aware of any existing conditions that would cause demand for payment relative to the outstanding letters of credit, surety bonds or the guarantees.

     Sequa Receivables Corporation (“SRC”), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement (“RPA”) that extends through May 8, 2009, as amended on October 4, 2006.  Under the RPA, SRC may sell an undivided percentage ownership interest, up to a maximum participation of $75.0 million, in Sequa's eligible trade receivables through a bank administered multi-seller commercial paper conduit.  The RPA was amended twice in the second quarter of 2005, first to include certain foreign trade receivables in order to broaden the total pool of eligible trade receivables and, second, to terminate the participation of two parties to the agreement, leaving one sole administrator of the commercial paper conduit, which resulted in a reduction of the facility and usage fees.  The RPA was further amended in October 2005 to exclude from eligibility receivables of Delta, Northwest, and Delphi, all of which filed for voluntary petitions for reorganization under Chapter 11 in the latter half of 2005.  The RPA was amended again in April 2006 to reinstate United Airlines as an eligible receivable and in October 2006 to extend the terms of the RPA.  Sequa’s availability under the RPA as of September 30, 2006 was approximately $64.9 million.  A back-up liquidity line provided by the bank is annually renewable at the bank’s option and contains a net worth covenant applicable to Sequa. The sale of receivables through the bank administered conduit is funded through the sale of A1/P1 rated commercial paper.  SRC pays a facility fee of 0.55% per annum plus 0.40% per annum above the commercial paper rate based on usage.  SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa.  SRC is shielded from credit exposure related to Sequa, and therefore the discount rate offered by the buyer of Sequa trade receivables is based on the highest rated (A1/P1) commercial paper.  The structure employed provides Sequa a low-cost source of funds that would otherwise not be available to Sequa.  In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125,” transactions under the RPA qualify as a sale of receivables.  At September 30, 2006, no trade receivables were sold under the RPA.  However, amounts were sold and settled in full during the nine months ended September 30, 2005, resulting in nominal discount expense recorded in Other, net in the Consolidated Statement of Operations for the period.

     Capital expenditures amounted to $70.4 million in the nine-month period of 2006, with spending concentrated in the Aerospace, Automotive and Metal Coating segments.  These funds were primarily used to upgrade existing facilities and equipment and to expand capacity.  Sequa currently anticipates that capital spending in 2006 will be approximately $100 million and will be concentrated primarily in the Aerospace, Automotive and Metal Coating segments.

Equity in Income of Unconsolidated Joint Ventures (cont’d)

     At September 30, 2006, Sequa's contractual obligations are as follows:

		Payments Due by Period (Amounts in Thousands) (Unaudited)
			Years	Years	Years
Contractual obligations	Total	2006	2007-2008	2009-2010	=>2011

Long-term debt (a)	$769,086	$10,026	$223,210	$535,850	$-
Interest on long-term debt (b)	181,090	9,926	122,796	48,368	-
Operating leases (c)	72,108	4,628	31,793	20,359	15,328
Purchase obligations (d)	42,661	30,563	11,934	82	82
Other long-term liabilities:
Projected minimum required pension contributions	14,900	-	600	8,800	5,500
Environmental remediation (e)	10,700	2,800	3,800	2,100	2,000
Total	$1,090,545	$57,943	$394,133	$615,559	$22,910

(a)		Represents long-term debt cash payment schedule and excludes net amortizable debt discount of $1.0 million.

(b)		Interest on long-term debt represents interest payments due on Sequa's 8 7/8% and 9% Senior Notes and the Barclays Facility Agreement. Interest payments on other debt amounts are not significant.

(c)		Operating lease obligations include future rental payments on a leased facility that was excluded from the sale of the ARC propulsion business.

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

     Management currently anticipates that the following will provide sufficient funds to support Sequa's operations for the next twelve months: cash flow from operations; $145.8 million of cash and cash equivalents on hand at September 30, 2006; amounts available under the RPA; and the amounts available under the $35.0 million multicurrency revolving credit facility and the $50.0 million facility for the issuance of letters of credit that is secured by assets of certain foreign units in both the Aerospace and Specialty Chemicals segments.  Expected requirements include $66.4 million of interest payments due in the next year on the outstanding 9% and 8 7/8% Senior Notes and the Barclays Facility Agreement; $12.0 million of principal payments on the Barclays Facility Agreement; approximately $100.0 million of capital expenditures for continuing operations; the other contractual obligations summarized above; and any future requirements for letters of credit and surety bonds, which totaled $41.7 million at September 30, 2006.

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

     SRC, a special purpose corporation wholly owned by Sequa, has a RPA that extends through May 8, 2009, as amended on October 4, 2006.  A further discussion of the RPA is included in Note 7 to the Consolidated Financial Statements and in the Liquidity and Capital Resources section of this Quarterly Report on Form 10-Q.

     At September 30, 2006, all minimum required capital contributions to Sequa's joint ventures have been satisfied.  Future contributions to the joint ventures require the approval of the respective joint venture's board of directors.  Sequa believes that its joint ventures are adequately capitalized.  In addition, Sequa has guaranteed a new bank line of credit, as restructured in the second quarter of 2006 to replace the existing line of credit, for MJB up to $6.8 million.  Sequa has also guaranteed up to 9.3 million British pounds, as adjusted for a new overdraft facility executed in June 2006 and a previously expired portion of the guarantee, of the TSTL joint venture's capitalized lease payments and overdraft facility.  At September 30, 2006, $1.7 million was outstanding under MJB's bank line of credit and 6.1 million British pounds were outstanding related to the TSTL guarantees.  Sequa is not aware of any existing conditions that would cause demand for payment relative to the outstanding letters of credit, surety bonds or the guarantees.

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

The Industrial Machinery segment, which consists solely of MEGTEC Systems, Inc., manufactures and sells large industrial equipment.  The Aerospace Segment, which consists solely of Chromalloy, repairs and manufactures component parts for airplane engines and industrial turbines, certain of which is provided under long term material-by-the-hour and power-by-the-hour contracts.  For contracts that include multiple deliverables, such as installation, repair, training, aftermarket supplies or service, Sequa applies the guidance in Emerging Issues Task Force (“EITF”) 00-21 Revenue Arrangements with Multiple Deliverables to determine whether the contract or arrangement contains more than one unit of accounting.  An arrangement is separated if (1) the delivered element(s) has value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered element(s) and (3), if the arrangement includes a general right of return relative to the delivered element(s), delivery or performance of the undelivered element(s) is considered probable and is substantially in the control of Sequa.  If all three criteria are fulfilled, the appropriate revenue recognition convention is then applied to each separate unit of accounting.  The total arrangement consideration is allocated to the separate units of accounting based on each component’s objectively determined fair value, such as sales prices for the component when it is regularly sold on a standalone basis or third-party prices for similar components.  If the three criteria are not met, revenue is deferred until such criteria are met or until the period in which the last undelivered element is delivered. The amount allocable to the delivered elements is limited to the amount that is not contingent upon delivery of additional elements or meeting other specified performance conditions.

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

In 2005, Sequa used the RP2000 mortality table to calculate the benefit obligations for its defined benefit plans.  The change to the RP2000 mortality table from the 83GAM mortality table used in 2004 resulted in an actuarial loss of approximately $14 million.  In addition, Sequa lowered the discount rate used to value its projected benefit obligation from 6% in 2004 to 5.85% in 2005.  This change resulted in an actuarial loss of approximately $10 million. Sequa currently expects to continue to use the RP2000 mortality table for its 2006 actuarial valuation and at this time does not expect to experience a significant actuarial loss in 2006 for its defined benefit plans.

Income Taxes

Sequa has significant domestic net operating loss carryforwards.  Management believes that such carryforwards will be utilized before their expiration through future reversals of existing taxable temporary differences, future earnings and available tax planning strategies.  Sequa's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions; the state of the airline industry and other major markets; competitive pressures on sales and margins; and other factors beyond management's control.  There can be no assurance that Sequa will meet its expectations for future domestic taxable income in the carryforward period or that available tax strategies can be enacted.  However, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income and available tax strategies will be sufficient to fully realize the domestic operating loss carryforwards at September 30, 2006.

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

Other Information

In September 2006, Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (“SFAS 158”), was issued.  SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on its balance sheet.  Changes in the funded status are to be recognized in the year in which the changes occur through comprehensive income.  In addition, SFAS 158 requires an employer to measure the funded status of a plan as of the date of its year end balance sheet, with limited exceptions.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006 (“Phase I”).  Accordingly, Sequa plans to adopt Phase I of SFAS 158 on December 31, 2006.  Sequa measures the funded status of its plans as of December 31st (its fiscal year end).  As of December 31, 2005, Sequa’s defined benefit pension plans were fully funded in aggregate, and Sequa’s Balance Sheet included pension assets of approximately $100.0 million in aggregate included in Deferred charges and other assets.   Sequa anticipates the adoption of this standard will result in a decrease to Shareholders’ equity.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement.  SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered.  If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption.  SAB 108 is effective for fiscal years ending on or after November 15, 2006.  We are in the process of evaluating the impact the adoption of SAB 108 might have on our results of operations and financial condition.

Forward-Looking Statements

     This document includes forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.  All statements other than statements of historical fact contained in this Quarterly Report and other periodic reports filed by Sequa under the Exchange Act, and other written or oral statements made by Sequa or on its behalf, are forward-looking statements.  When used herein, the words “anticipates,” “expects,” “believes,” “goals,” “intends,” “plans,” or “projects” and similar expressions are intended to identify forward-looking statements.  These include, among others, statements relating to:

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

     A hypothetical 10% uniform decrease in all foreign currency exchange rates relative to the US dollar would have increased the fair value of Sequa's financial instruments by approximately $0.6 million as of September 30, 2006 and $3.9 million as of December 31, 2005.  The sensitivity analysis relates only to Sequa's exchange rate-sensitive financial instruments, which include cash and debt amounts denominated in foreign currencies and all open foreign forward exchange contracts at September 30, 2006 and December 31, 2005. The effect of this hypothetical change in exchange rates ignores the effect this movement may have on the value of net assets, other than financial instruments, denominated in foreign currencies and does not consider the effect this movement may have on anticipated foreign currency cash flows.

     At September 30, 2006 and December 31, 2005, Sequa had forward foreign exchange contracts and derivatives thereof with notional amounts primarily denominated in Euros: 20.4 million and 21.3 million, respectively; in US Dollars: 31.7 million and 13.3 million, respectively; and in Swedish Krona: 30.6 million and 0 million, respectively.  At September 30, 2006, Sequa had natural gas swaps outstanding with notional amounts in aggregate of $1.2 million expiring in various periods through December 2006 to cover a portion of its natural gas requirements.

     At September 30, 2006 and December 31, 2005, substantially all of Sequa's debt was at fixed rates, with the exception of the $100.0 million variable rate debt issued on December 21, 2005.  Sequa currently does not hold interest rate derivative contracts.  Accordingly, a change in market interest rates would not materially impact Sequa's interest expense but would affect the fair value of Sequa's debt. Generally, the fair value of fixed-rate debt increases as interest rates fall and decreases as interest rates rise.  The fair value of Sequa's total debt was approximately $803.4 million at September 30, 2006 and $970.1 million at December 31, 2005.  A hypothetical 1% increase in interest rates would have decreased the fair value of Sequa’s total debt by approximately $15.8 million at September 30, 2006 and $21.9 million at December 31, 2005.  A hypothetical 1% decrease in interest rates would have increased the fair value of Sequa’s total debt by approximately $16.1 million at September 30, 2006 and $22.5 million at December 31, 2005.   The fair value of Sequa's total debt is based primarily upon quoted market prices of Sequa's publicly traded securities.  The estimated changes in the fair values of Sequa's debt are based upon changes in the present value of future cash flows as derived from the hypothetical changes in market interest rates.

     The following table presents the carrying amounts and fair values of Sequa's derivative and non-derivative financial instruments:

	(Amounts in thousands)
	(Unaudited)
	At September 30, 2006		At December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$145,771	$145,771	$289,218	$289,218
Forward foreign exchange contracts	1,223	1,223	893	893
Liabilities
Current and long-term debt	768,088	803,445	928,135	970,050
Forward foreign exchange contracts	420	420	397	397
Gas swaps	478	478	-	-

     The fair value of cash and cash equivalents approximates the carrying amount due to the short maturity of those instruments.  The fair value of Sequa's debt is primarily based upon quoted market prices of publicly traded securities, except the $100.0 million debt issuance with Barclays effective December 21, 2005 with variable interest rates, which issuance amount approximates fair value at September 30, 2006.  The fair value of forward foreign exchange contracts and derivatives thereof is based on fair market valuations.  The fair value of Sequa’s natural gas swap agreements is based upon the amounts that Sequa could have settled with the counterparties to terminate the natural gas swaps outstanding.

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

     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

     There have been no material changes in Sequa’s risk factors from those disclosed in Sequa’s 2005 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs

July 1, 2006 – July 31, 2006	12,000(1) Shares of Class B Stock	$80.00	None	None

August 1, 2006 – August 31, 2006	None	None	None	None

September 1, 2006 – September 30, 2006	None	None	None	None

Total	12,000	$80.00	-	-

(1) In July 2006, 12,000 shares of Class A common stock were issued in exchange for 12,000 shares of Class B common stock.  The exchange was made in accordance with the provisions of Sequa’s Certificate of Incorporation, which provides that shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

	10.1	Fifth Amendment to Receivable Purchase Agreement dated as of October 4, 2006 (incorporated by reference to Exhibit 10.1 of Sequa’s Current Report on Form 8K filed on October 10, 2006).

10.2

Second Amendment to Amended and Restated Purchase and Sale Agreement dated as of October 4, 2006 (incorporated by reference to Exhibit 10.2 of Sequa’s Current Report on Form 8K filed on October 10, 2006).

	10.3	Amended and restated Six Sigma Restricted Stock Plan dated October 20, 2006 (filed herewith).

	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEQUA CORPORATION

	BY	/s/ Kenneth J. Binder
Kenneth J. Binder
Senior Vice President, Finance
(Acting Chief Financial Officer)

November 7, 2006