Form 10-K
period 2006-12-31
SEQUA CORP /DE/
filed 2007-03-16
CIK 95301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006
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

    The aggregate market value of registrant's voting stock (Class A Common Stock and Class B Common Stock) held by nonaffiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $536,250,415.

    Indicate the number of shares outstanding of each of the registrant's classes of Common Stock:

Class	Outstanding at February 28, 2007
Class A Common Stock, no par value	8,101,848
Class B Common Stock, no par value	3,281,840

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's definitive proxy statement for its annual meeting of stockholders scheduled to be held on May 3, 2007 are incorporated by reference into Part III.

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

     (b) Financial information about business segments. Segment information is included in Note 23 to the Consolidated Financial Statements of this Annual Report on Form 10-K and is incorporated herein by reference.

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

     The repair of commercial aircraft engines is a competitive business, and Chromalloy's strategy has evolved to include long-term "materials-by-the-hour" and "power-by-the-hour" contracts under which Chromalloy assumes the exclusive right to provide maintenance or complete overhaul and maintenance service for a specific engine used in an airline's fleet. In September 2003, Chromalloy signed a 10-year engine materials-by-the-hour contract with United Airlines (“UAL”), which began to contribute repair revenues in March 2004. Chromalloy entered into other long-term contracts with commercial airline customers in 2004, 2005 and 2006 and has increased its inventory levels to service such contracts.

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

     Casco Products. Casco Products, which has served the automotive products market since 1921, is believed by Sequa to be the world's leading supplier of automotive cigarette lighters and power outlets. Casco Products also offers a growing line of automotive accessories, led by a series of electronic devices to monitor temperature, air quality and fluid levels. These electronic devices are used for measurement and control of certain gases and for monitoring engine oil and engine coolant.

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

Specialty Chemicals

     The Specialty Chemicals segment is composed solely of Warwick International Group Limited ("Warwick"), which is a leading producer and supplier of Tetra Acetyl Ethylene Diamine (TAED), a bleach activator used primarily in laundry detergents. TAED is used in oxygen-based bleaching systems to increase the cleaning power of detergents at low wash temperatures. These bleaching systems are used in international markets, principally in Europe. Warwick also produces TAED products for dishwasher detergents and for industrial uses, such as biocides and pulp and paper processing. In addition, Warwick owns a boutique supplier of laboratory test products and a network of European chemicals distributors that supply specialty products for use in plastics, resins, paints and cosmetics.

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

Other Products

     This segment is composed of two entities: After Six, Inc. ("After Six") and Centor Company ("Centor").

     After Six. After Six designs and markets men's formalwear and accessories under the registered trademarks After Six, Raffinati and John Galanté. The Oscar de la Renta trademark license was not renewed effective January 1, 2006.  Products are sold primarily to the rental market.

     Centor. Centor is a real estate holding company through which Sequa records rental income and gains or losses on the sale of properties that are extraneous to Sequa's core operations. Presently, Centor's major holding is the New Jersey office and plant facility of Sequa Can Machinery, the business of which was sold in November 2004. The property was excluded from the sale of this operation.

Markets and Methods of Distribution

     The Aerospace segment markets its engine component repair and manufacturing services primarily to the major airlines of the world, to the manufacturers of commercial jet engines and industrial turbine engines, and to the military. Chromalloy's products and services are increasingly marketed directly to commercial airlines through long-term contract arrangements. Products and services are also marketed through sales representatives working on a commission basis. A portion of Chromalloy's sales is made pursuant to contracts with various agencies of the United States Government, particularly the Air Force, with which Chromalloy has had a longstanding relationship. Chromalloy also has a number of joint ventures intended to strengthen ties with OEMs and other customers and to further penetrate certain markets.

     In the Automotive segment, ARC Automotive markets its airbag inflators to tier-one automotive suppliers in the US and overseas. Casco Products is a tier-one supplier and sells cigarette lighters, power outlets and various electronic monitoring devices directly to the automotive OEM customers.

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

     Chromalloy is a leader in the development and use of advanced metallurgical and other processes to repair, manufacture and coat blades, vanes and other components of gas turbine engines used for commercial and military jet aircraft. Chromalloy's divisions compete for turbine engine repair business with a number of other companies, including the manufacturers of jet engines (OEMs). In certain cases, OEMs have obligations (contractual and otherwise) to approve vendors to perform repair services on their engines and components. Chromalloy has a number of such approvals, including licensing agreements, that allow it to repair certain components of engines. The loss of approval by one of the major OEMs to repair components for such OEM's engines could have an adverse effect on Chromalloy, although management believes it has certain actions available to it to mitigate this effect. Chromalloy competes on technical expertise and price.

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

     Throughout 2004 and the first half of 2005, domestic steel was in short supply, and steel prices increased significantly due to: a weak US dollar, which makes imported products more expensive; consolidation among US steel manufacturers; and increased demand for steel, particularly in the Chinese market, which also caused shortages of the raw materials used in steel production. The situation caused production volatility at Precoat and modestly affected the manufacturing units of Sequa that incorporate significant amounts of steel in their products -- ARC Automotive and Casco Products of the Automotive segment and MEGTEC Systems (Industrial Machinery segment). Beginning in the fourth quarter of 2004, imports of foreign steel began to offset the domestic shortage with such impact increasing to the point whereby the second half of 2005 and 2006 reflect a more typical seasonal pattern of availability.

     Precoat uses natural gas to fire the curing ovens used in the coating process, as well as emission control devices. Depending on the volatility of the market, Sequa utilizes natural gas swap agreements to convert a portion of Precoat's natural gas requirements to fixed rates. At December 31, 2006, there was one natural gas swap contract outstanding for 100,000 mmbtu which settled in January 2007.

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

Major Customers

     No single commercial customer accounted for more than 10% of consolidated sales during the past three years. Prime and subcontracts with all US government agencies accounted for approximately 2% of sales in 2006 and 3% of sales in 2005 and 2004. One customer accounted for approximately 13% of Chromalloy's sales in 2006. Two customers accounted for approximately 66% of ARC Automotive's 2006 sales and 45% of the Automotive segment's 2006 sales. One customer accounted for approximately 22% of Casco Products’ 2006 sales. In the Metal Coating segment, a major steel manufacturer accounted for approximately 19% of 2006 sales.  In the Specialty Chemicals segment, one customer accounted for approximately 29% of 2006 sales, and the top three customers accounted for approximately 43% of 2006 sales. In the Industrial Machinery Segment, one customer accounted for approximately 20% of 2006 sales. Further information with respect to annual sales to these customers is included in this Annual Report on Form 10-K under the heading "Risk/Concentration of Business,” which is incorporated herein by reference.

Backlog

     Backlog information is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K and is incorporated herein by reference.

Maintenance and Repairs

     Expenditures for maintenance and repairs of $51.0 million in 2006, $50.3 million in 2005 and $46.6 million in 2004 were expensed as incurred, while expenditures for betterments and replacements were capitalized.

Research and Development

     Research and development costs, charged to expense as incurred, amounted to $15.9 million in 2006, $17.0 million in 2005 and $16.4 million in 2004.

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

     Two propellant manufacturing facilities of the divested ARC propulsion business have been identified to have soil and groundwater ammonium perchlorate (“AP”) contamination above the limit currently proposed by the US Environmental Protection Agency (“EPA”) for groundwater. AP is a raw material used to produce missile and rocket fuel. In 2001, Sequa recorded an environmental charge that included $9.7 million of estimated costs to remediate soil and groundwater contamination from AP with respect to the discontinued operation of the ARC propulsion business. Aerojet, which purchased the ARC propulsion business in October 2003, has, among other things, assumed financial responsibility for future AP remediation at one facility (Camden, Arkansas). ARC is responsible for AP remediation at the second facility (Gainesville, Virginia) and is using an emerging technology, biodegradation, to treat AP-affected soil and groundwater. Sequa recorded an additional $0.8 million charge in 2006 and a $1.0 million charge in 2004 with respect to environmental cleanup matters associated with the site. Sequa has placed its insurance carriers on notice of a claim with respect to the AP contamination, and Sequa's present accruals do not consider possible recoveries from such carriers. Aerojet's exposure to acquired ARC propulsion environmental remediation costs - AP and other contamination associated with ARC's prior operation of the business - is capped at $20.0 million, after which ARC is responsible for such costs. Based on its most recent estimates, Sequa believes that the costs to remediate the ARC propulsion contamination exposures will not exceed the $20.0 million cap of financial responsibility assumed by Aerojet.

     A number of claims have been filed in connection with alleged groundwater contamination in the vicinity of a predecessor corporation site which operated during the 1960s and early 1970s in Dublin, Pennsylvania. In October 1987, a class action was filed by residents of Dublin against Sequa and two other defendants. The Borough of Dublin also filed suit seeking remediation of alleged contamination of the Borough's water supply and damages in an unspecified amount. A settlement was reached in the class action in which Sequa paid $1.8 million in 1997. The Borough action was settled in 1998 when Sequa paid $2.0 million to the Borough and agreed to transfer to the Borough the water treatment system it constructed. The Pennsylvania Department of Environmental Protection entered into a Consent Decree with Sequa in 1990 providing for the performance of a remedial investigation and feasibility study with respect to the same alleged groundwater contamination in Dublin. The EPA placed the site on the Superfund List in 1990 and, in conjunction therewith, entered into a Consent Agreement with Sequa on December 31, 1990.   Sequa completed the requirements of the December 31, 1990 Consent Agreement and subsequently entered a final Consent Decree for Remedial Design and Remedial Action (“RD/RA Consent Decree”) for the site.  Sequa is currently implementing the RD/RA Consent Decree for the site, which is expected to take several years.

     The State of Florida issued an Administrative Order in 1988 requiring TurboCombustor Technology ("TCT"), a subsidiary of Chromalloy, to investigate and take appropriate corrective action in connection with alleged groundwater contamination in Stuart, Florida. The contamination is alleged to have arisen from a 1985 fire at TCT's former facility in Stuart. The City of Stuart subsequently constructed and is operating a groundwater remediation system. Sequa negotiated a conditional settlement with the City of Stuart in October 1994 whereby it would contribute its pro rata share of the capital and operating costs for the groundwater treatment system. On February 14, 2000, the Stuart City Commission approved the execution of the settlement. Sequa estimates the amount to be paid in settlement, plus additional groundwater sampling and analysis, will be approximately $2 million, to be paid over a ten-year period that began in the second quarter of 2000. In connection with the sale of TCT in 2004, Sequa agreed to retain this liability.

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

      In June 2006, Sequa received a General Notice of Liability Letter from the EPA Region II in connection with a study into the impact of wastewater from several manufacturing facilities, potentially including a former Sequa manufacturing site, on a portion of the Passaic River.  In July 2006, Sequa agreed to join the Cooperating Parties Group in connection with this matter, and submitted a Letter of Intent to the EPA indicating that Sequa will participate along with the other cooperating parties in conducting the study.  The study will be conducted over the next several years.  The ultimate remediation cost and Sequa’s share of that cost, if any, is uncertain.

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

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In 2006, 2005 and 2004, Sequa recorded charges of $3.8 million, $1.5 million and $2.5 million, respectively, to increase its accruals for remediation costs. Of the total 2004 charge, $1.0 million was included in the results of discontinued operations and relates to the ARC propulsion Gainesville, Virginia facility. At December 31, 2006, the range of probable exposure for all remediation costs, excluding financial liabilities assumed by Aerojet, is estimated to range from $11.3 million to $14.8 million, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $12.8 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from these estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, Sequa's actual cash expenditures for remediation of previously contaminated sites were $5.2 million in 2006, $5.1 million in 2005 and $2.6 million in 2004. Sequa anticipates that remedial cash expenditures will be between $5.1 million and $7.0 million during 2007 and between $1.7 million and $2.0 million during 2008. Sequa's capital expenditures for projects to eliminate, control or dispose of pollutants were $1.0 million, $1.2 million and $1.0 million in 2006, 2005 and 2004, respectively. Sequa anticipates annual environment-related capital expenditures to be approximately $1.9 million in 2007 and $1.1 million in 2008. Sequa's operating expenses to eliminate, control and dispose of pollutants were $8.9 million in 2006, $9.3 million in 2005 and $9.2 million in 2004. Sequa anticipates that environmental operating expenses will be approximately $9.4 million per year in 2007 and 2008.

Employment

     At December 31, 2006, Sequa employed approximately 10,155 people of whom approximately 2,500 were covered by union contracts.

     The approximate number of employees attributable to each reportable business segment as of December 31, 2006 and 2005 was:

Segment	2006	2005
Aerospace	5,365	5,195
Automotive	2,785	2,480
Metal Coating	685	710
Specialty Chemicals	360	380
Industrial Machinery	860	810
Other Products	30	50
Corporate	70	75
Total	10,155	9,700

     Sequa considers its relations with employees to be generally satisfactory. Sequa maintains a number of employee benefit programs, including life, medical and dental insurance, pension and 401(k) plans.

     (d) Foreign Operations. Sequa's consolidated foreign operations include Chromalloy's operations in England, France, Israel, Mexico, Netherlands and Thailand within the Aerospace Segment; ARC Automotive's airbag inflator business in Italy, a 60%-owned consolidated joint venture in China, a manufacturing plant in Mexico and automotive inflator sales offices in Germany, Japan and South Korea, as well as Casco Products' operations in Brazil, Canada, China, Germany, Italy, and Tunisia within the Automotive segment; detergent chemicals operations in Wales and chemical distribution operations in France, Italy, Portugal, Slovenia and Spain within the Specialty Chemicals segment; and auxiliary press equipment operations in China, France, Germany, Singapore, Sweden and the United Kingdom within the Industrial Machinery segment. Sales and long-lived assets attributable to foreign countries are set forth in Note 23 to the Consolidated Financial Statements of this Annual Report on Form 10-K and are incorporated herein by reference.

     (e) Available Information. Sequa's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports, are available free of charge from the company or through Sequa's web site (www.sequa.com) as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

Item 1A.  Risk Factors

General Economic and Market Risk

     Sequa’s operations may be adversely affected by general economic conditions and by changes in the economic conditions of the industries in which it operates. Many of the products offered experience cyclical demand and the results of operations can be expected to reflect this cyclicality. As discussed in this Annual Report on Form 10-K in Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Risk/Concentration of Business,” which is incorporated herein by reference, the Aerospace and Automotive segments operate in industries that have experienced significant pressures. In addition, a significant portion of Sequa's operations is located outside the US, which increases the risk related to changes in governmental regulations, political instability, import restrictions and the general economic and market conditions to such countries.

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

Substantial Control

     The estate of the late Executive Chairman of the Board of Directors controls more than 50% of the voting power of Sequa stock and can effectively direct company policies, elect all of the directors, influence any merger or sale of all or substantially all of the company’s assets, initiate a “going private” transaction, and prevent or cause a “change in control” of Sequa.

Loss of Key Personnel

     Sequa’s operations depend on a relatively small group of key management personnel. The unexpected loss of the services of one or more individuals could have an adverse effect on operations of certain business units. Sequa’s future success will depend on its ability to attract and retain skilled management personnel.

Raw Materials

     The cost of raw materials is a key element in the cost of Sequa’s products, particularly in the Aerospace, Automotive, Metal Coating and Specialty Chemicals segments. Sequa’s inability to offset material price inflation through increased prices to customers, long-term fixed price contracts with suppliers, or productivity actions could adversely affect its results of operations.

Foreign Operations

     International operations comprise a substantial proportion of Sequa’s operating results and Sequa’s strategy calls for increasing sales to and operations in overseas markets, including developing markets such as China and India. In 2006, 33% of total sales were outside of the US.  Risks related to international operations include exchange control regulations, wage and price controls, employment regulations, foreign investment laws, import and trade restrictions, government instability and the ability to hire and maintain qualified staff in these regions.

Environmental Liabilities

     Sequa is subject to potentially material liabilities related to the remediation of environmental hazards. Sequa has incurred remedial response and voluntary clean-up costs for site contamination and is a party to lawsuits and claims associated with environmental matters. Additional lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future. Sequa is subject to various government requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations require installation of costly equipment or operational changes to limit emissions and/or decrease the likelihood of accidental hazardous substance releases. Sequa incurs, and expects to continue to incur capital and operating costs to comply with these laws and regulations. In addition, changes in laws, regulations and enforcement of policies, the discovery of previously unknown contamination or new technology or information related to individual sites, or the imposition of new clean-up requirements or remedial techniques could require Sequa to incur costs in the future that would have a negative effect on the financial condition or results of operations.

Tax Liabilities

     Sequa is subject to income taxes in both the United States and various foreign jurisdictions, and its domestic and international tax liabilities are dependent upon the distribution of income among these different jurisdictions. In 2006, Sequa’s tax expense represented 25.8% of income from continuing operations before income taxes, and reflects various estimates and assumptions, including assessments of future earnings that could effect the valuation of deferred tax assets. Future results could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in overall profitability, changes in tax legislation, changes in the valuation of deferred tax assets and liabilities, and continuing assessments of Sequa’s tax exposures.

Item 1B.  Unresolved Staff Comments

     None.

Item 2.  Properties

Aerospace

     Chromalloy operates approximately 34 plants and major warehouse facilities, as well as office facilities, in 11 states and six foreign countries, which have aggregate floor space of 2,800,000 square feet, of which 1,800,000 square feet is owned and 1,000,000 square feet is leased. The leases covering facilities used in this business have various expiration dates, and some have renewal or purchase options.

     Facilities in this segment are adequate and suitable for the business being conducted and operate at a moderate level of utilization.

Automotive

     ARC Automotive has manufacturing, warehouse, research and office facilities in Tennessee, Texas and Arkansas and manufacturing facilities in Italy, Mexico and China with aggregate floor space of 600,000 square feet. ARC Automotive owns 40,000 square feet and leases 560,000 square feet. Leased sales offices are located in Michigan, Germany, Japan and Korea.

     ARC Automotive facilities are adequate and suitable for the business being conducted and operate at a moderate to high level of utilization.

     Casco Products has leases for: 25,000 square feet of office space in Connecticut; a 45,000 square foot manufacturing facility in Mississippi; a 5,900 square foot sales office in Michigan; a 29,000 square foot manufacturing facility in Italy; a 30,000 square foot manufacturing facility in Tunisia; a 17,600 square foot manufacturing facility in Brazil; and a 23,500 square foot manufacturing facility in China. Casco owns an 81,000 square foot plant in Germany, a 17,000 square foot manufacturing facility in Canada, and a 39,000 square foot plant in Kentucky.

     Casco Products' facilities are adequate and suitable for the business being conducted, and operate at a high utilization rate.

Metal Coating

     Precoat owns and/or operates nine manufacturing facilities in eight states with a total of 1,600,000 square feet of manufacturing and office space.

     The properties in this segment are suitable and adequate for the business presently being conducted.  Facilities within this segment operate at a moderate utilization rate.

Specialty Chemicals

     Warwick owns a 203,000 square foot plant in the United Kingdom and a 26,000 square foot warehouse facility in France. The unit also leases 110,000 square feet of office and warehouse space in eight separate locations in Europe.

     Facilities in this segment are adequate and suitable for the business being conducted and operate at a high utilization rate.

Industrial Machinery

     MEGTEC Systems owns the following: manufacturing and office facilities in Wisconsin with aggregate floor space of 314,000 square feet; a facility in Sweden with aggregate floor space of 50,000 square feet; and manufacturing and office facilities in China with aggregate floor space of 13,000 square feet. MEGTEC Systems leases the following: two manufacturing plants and four sales offices in Europe with a total of 151,000 square feet; 10,000 square feet of warehouse facilities in Wisconsin; and  sales offices in Florida, India and Singapore with aggregate floor space of 8,700 square feet.

     Facilities in this segment are adequate and suitable for the business being conducted and currently operate at a moderate to high utilization rate.

Other Products

     After Six owns a warehouse and office facility in Georgia with aggregate floor space of 118,000 square feet. After Six has outsourced its production requirements.

     Centor manages approximately 120,000 square feet of owned manufacturing and office space in New Jersey.

Corporate

     Sequa leases 45,000 square feet of corporate office space in New York, New York and Hackensack, New Jersey.

Item 3.  Legal Proceedings

     Information with respect to Sequa's legal proceedings is included in Note 24 to the Consolidated Financial Statements of this Annual Report on Form 10-K and is incorporated herein by reference. Additional information on environmental matters is covered in the Environmental Matters section of Item 1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 4A.  Executive Officers of the Registrant

     The following information is furnished pursuant to General Instruction G (3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K with respect to the executive officers of Sequa:

Name	Age	Position Held

Norman E. Alexander	92	Executive Chairman of the Board,
		Director and member of the
		Executive Committee

Martin Weinstein	71	Vice Chairman and Chief Executive
		Officer, Director and member of the
		Executive Committee

Kenneth J. Binder	54	Executive Vice President, Chief Financial Officer

Gerard M. Dombek	54	Senior Vice President, Metal Coating

John J. Dowling III	56	Senior Vice President, Legal

Robert F. Ellis	54	Senior Vice President, Specialty Chemicals

Donna M. Costello	34	Vice President and Controller

     Sequa is not aware of any family relationship among any of the above-named executive officers. Mr. Alexander passed away on December 26, 2006.  In January 2007, Mr. Gerald Tsai, Jr. was elected Non-Executive Chairman of the Board.  Dr. Weinstein was elected Chief Executive Officer in January 2005; previously, Dr. Weinstein was elected Vice Chairman and Executive Officer, responsible for Gas Turbine Operations, in March 2004; previously, Dr. Weinstein was Executive Vice President, Chromalloy Gas Turbine Operations since 1999.  Mr. Binder was elected Executive Vice President, Chief Financial Officer in January 2007; previously Mr. Binder was elected Senior Vice President, Finance and named acting Chief Financial Officer in January 2006; previously, Mr. Binder served as President of Chromalloy industrial turbine services operations from 2003 to 2006.  Prior to 2003, Mr. Binder served as Chromalloy’s Chief Financial Officer from 1994 to 2003.  Mr. Binder has held other positions of increasing responsibility since 1979.  Mr. Dombek and Mr. Ellis were elected to Senior Vice President positions in February 2003. Prior to his election, Mr. Dombek was a vice president of Sequa and President and General Manager of Precoat Metals, positions he had held since 1995. Prior to his election, Mr. Ellis was a vice president of Sequa since 2001 and managing director and chief executive officer of Warwick International since 1999. Prior to 1999, Mr. Ellis was an executive vice president of Warwick International where he has held positions of increasing responsibility since 1980. Mr. Dowling was elected Senior Vice President, Legal in December 2004. Prior to his election, Mr. Dowling was Senior Associate General Counsel of Sequa since 1987. Ms. Costello was elected Vice President and Controller in 2005. Prior to her election, Ms. Costello was the Controller and Chief Financial Officer of Chromalloy industrial turbine services operations since 2002.  Previously, Ms. Costello was an Audit Manager at the accounting firm Arthur Andersen LLP. Each of such officers holds office until his/her successor shall have been chosen and qualified by the Board of Directors at its annual meeting, subject to the provisions of Section 4 of Article IV of Sequa's By-laws relative to the resignation of officers and Section 5 of Article IV of Sequa's By-laws relative to the removal of officers.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

(a)   Market Information.

     The following table sets forth the high and low sales prices of Sequa Class A common stock and Sequa Class B common stock for the quarterly periods of 2006 and 2005.

	Sequa Class A		Sequa Class B
	High	Low	High	Low

2006
First Quarter	99.16	68.35	99.15	69.75
Second Quarter	98.05	73.26	97.00	74.32
Third Quarter	96.75	74.45	95.99	75.00
Fourth Quarter	117.40	90.60	117.30	90.66

2005
First Quarter	61.19	51.85	61.10	52.50
Second Quarter	71.19	48.17	71.24	48.99
Third Quarter	77.10	56.95	76.00	58.54
Fourth Quarter	72.12	56.15	72.20	57.50

(b)  Holders.

     Shares of Sequa Class A common stock and Sequa Class B common stock are listed on the New York Stock Exchange. There were approximately 1,760 holders of record of the Sequa Class A common stock and approximately 335 holders of record of the Sequa Class B common stock at February 28, 2007.

(c)  Dividends.

     During the years ended December 31, 2006 and 2005, no cash dividends were declared on Sequa Class A common shares or Class B common shares. Sequa has no present intention to pay cash dividends on its common shares.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans.

     Information relating to securities authorized for issuance under equity compensation plans is included in Note 16 to the Consolidated Financial Statements of this Annual Report on
Form 10-K and is incorporated herein by reference.

Item 6.  Selected Financial Data

     The following table sets forth selected financial information for, and at the end of, each of the five years in the period ended December 31, 2006. Such information should be read in conjunction with Sequa's Consolidated Financial Statements and Notes thereto, filed herewith.

	Year Ended December 31,
	2006 (a)	2005 (b)	2004 (c)	2003 (d)	2002(e)
	(Amounts in millions, except per share data)

Operating results
Sales	$2,183.8	$1,997.6	$1,864.1	$1,547.3	$1,447.8
Operating income	128.9	121.0	79.9	47.8	39.4
Income (loss) from continuing operations	62.2	37.0	12.7	(.9)	(3.8)
Income (loss) from discontinued operations, net of income taxes	3.4	(9.7)	6.6	12.3	(99.7)
Effect of a change in accounting principle, net of income taxes	-	-	-	-	(13.0)

Net income (loss)	$65.6	$27.3	$19.2	$11.4	$(116.5)

Basic earnings per share
Income (loss) from continuing operations	$5.56	$3.25	$1.01	$(.28)	$(.57)
Income (loss) from discontinued operations	.31	(0.91)	.63	1.18	(9.57)
Effect of a change in accounting principle	-	-	-	-	(1.25)
Net income (loss)	$5.87	$2.34	$1.64	$.90	$(11.39)

Cash dividends declared per share
Preferred	$1.25	$5.00	$5.00	$5.00	$5.00

Financial position
Current assets	$1,158.0	$1,223.1	$1,062.7	$1,027.7	$885.1
Total assets	2,031.6	2,101.6	1,962.8	1,892.3	1,791.7
Current liabilities	443.5	455.2	386.4	367.8	369.7
Long-term debt	740.8	884.8	798.1	798.2	704.3
Shareholders' equity	745.1	666.8	671.1	598.1	499.0

(a)

Operating income included a $3.9 million provision for customer claims related to repair services provided to certain commercial airline customers; a $3.8 million provision to increase environmental reserves; $2.0 million of restructuring charges at the ARC Automotive unit; $1.8 million of restructuring charges for a voluntary separation program for corporate employees; and a $1.2 million charge to write off pre-petition receivables from a commercial airline customer that filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”).  The after-tax effect of these charges is to reduce basic earnings per share from continuing operations by $0.23, $0.22, $0.12, $0.10, and $0.07, respectively.  Operating income also includes $3.0 million of income resulting from the recognition of deferred revenue associated with a terminated contract.  The after-tax effect of the income was to increase basic earnings per share from continuing operations by $0.17.

Income from continuing operations included a gain of $5.0 million on the sale of property in Virginia previously used by the divested ARC propulsion business; a gain of $3.4 million from insurance proceeds received on a property damage claim; and a charge of $4.3 million for premiums incurred on the redemption of $100.4 million of the 8.875% Senior Notes maturing April 2008 in unsolicited offers.  The after-tax effect of these items increased basic earnings per share from continuing operations by $0.29 and $0.20 and decreased basic earnings per share from continuing operations by $0.25, respectively.

Income from discontinued operations included an after-tax gain of $3.4 million on the sale of Sequa’s ownership interests in leveraged leases.  The after-tax effect of the gain was to increase basic earnings per share from discontinued operations by $0.31.

(b)

Operating income included a $5.6 million charge to reserve certain pre-petition receivables of Delta Airlines, Inc. (“Delta”) and Northwest Airlines Corporation (“Northwest”) as a result of their filing under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”); a $2.5 million charge related to pension curtailments of Sequa's largest defined benefit plan; and a $1.8 million charge related to a separation agreement executed with Sequa's former Vice Chairman and Executive Officer responsible for operations other than Aerospace.  The after-tax effect of these charges was to reduce basic earnings per share from continuing operations by $0.34, $0.15 and $0.11, respectively.

Income from continuing operations included a pre-tax charge to record losses and to reduce the investment in a business transferred under contractual arrangements in 2004 of $6.2 million.  The after-tax effect of the losses was to reduce basic earnings per share from continuing operations by $0.38.  The income tax provision included a $9.1 million charge related to the repatriation of $184.8 million of foreign dividends under the American Jobs Creation Act of 2004 (“the Act”). The income tax provision also included a $0.8 million reversal of tax reserves based on a current analysis of probable exposures and a $1.1 million reversal of tax reserves no longer required due to the satisfactory resolution of a state tax matter.  The net after-tax effect of these three tax items was to decrease basic earnings per share from continuing operations by $0.67.

Income from discontinued operations included an after-tax charge of $9.7 million to write off an aircraft leveraged lease with Delta that was considered fully impaired as a result of the bankruptcy filing.  The after-tax effect of the charge was to reduce basic earnings per share from discontinued operations by $0.91.

(c)

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

(d)

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

(e)

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

Operating Results 2006-2005

Sales

     Overall sales increased 9% in 2006, led by strong advances in the Aerospace and Industrial Machinery segments.  The Automotive segment increased modestly, and the Metal Coating, Specialty Chemicals and Other Products segments decreased slightly.  The effect on sales of exchange rate movements was negligible for the year.  A detailed discussion of sales by operating segment follows:

     Sales of the Aerospace segment increased 17% in the current year.  The advance reflects the ongoing benefit of new product introductions and of sales added through long-term contracts with airline customers.  These contracts, which give Chromalloy the exclusive right to provide repairs, replacement parts or inventory and engine management services on specific engines within the airline’s fleet, have spurred sales and represent a source of ongoing revenue growth.  Sales to the military and to marine and industrial turbine customers declined slightly in 2006.

     Sales of the Automotive segment increased 1% in 2006.  Sales of ARC Automotive, the airbag inflator unit, increased 1% in 2006 due to improvement in domestic sales of passenger and side-impact inflators, offset by lower sales at the Italian operation.  Sales of Casco Products, which manufactures cigarette lighters and electronic sensors, increased 2% in 2006.  Higher sales of electronic products in Europe and North America were partially offset by a decline in domestic lighter sales in 2006.

     Sales of the Metal Coating segment decreased 3% in the current year.  Lower steel sales from a metal management program in 2005 were partially offset by increased sales to the building products market in 2006.  The improvement in sales to the building products market is expected to continue in 2007.

     Sales of the Specialty Chemicals segment declined 2% in 2006.  Sales in 2006 were affected by modestly lower shipments of TAED.  Sales at the international marketing and distributions units advanced 7% in the current year.  Sales growth through new product introductions and expansion of the distribution units is expected in 2007.

     Sales of the Industrial Machinery segment advanced sharply, posting a 20% improvement in 2006.  The segment’s increase was primarily driven by higher sales of graphic arts equipment in the US and Europe and increased sales of emission control equipment in Europe.  Sales for 2006 also reflect increased sales of industrial products equipment in Asia.

     Sales of the Other Products segment decreased 1% in 2006.  Sales for After Six increased 3% reflecting a continued high level of demand from the formalwear market.  Revenues from Centor, the real estate holding company, declined $0.5 million, or 34%, in the current year due to a decrease in rental income resulting from the pending sale of its sole remaining property in New Jersey.  In December 2006, Centor sold two properties in Virginia which contributed rental income of approximately $0.9 million in 2006.  No rental income is expected to be earned in 2007.

Operating Income

     Overall operating income increased by 7% in 2006, as advances at the Aerospace, Metal Coating, Industrial Machinery and Other Products segments were mitigated by a decline at the Automotive segment and higher corporate expenses.  The results of the Specialty Chemicals segment in 2006 were on par with last year.  Sequa’s foreign operations contributed operating income of $69.1 million in 2006, compared with $66.1 million in 2005.  The increase in results from foreign operations is primarily driven by higher sales at the overseas operations of the Aerospace segment partially offset by lower sales at ARC Automotive’s Italian operation as well as start-up costs to operate its new China facility.  A detailed review of operating income by segment follows:

     Operating profits of the Aerospace segment advanced 24% in 2006, primarily due to the benefit of higher sales and absorption of fixed costs.  Results for the year were unfavorably affected by several factors: a $3.9 million provision for customer claims related to repair services provided to certain commercial airline customers; a $1.5 million reduction of sales to defer revenue in excess of the amount contractually recoverable at the balance sheet date; and a $1.2 million loss on the sale of pre-petition accounts receivable.  The effect of these factors were more than offset by $3.0 million of income resulting from the recognition of deferred revenue associated with a terminated contract with a commercial airline and the absence of two charges taken in 2005: $5.6 million to reserve for receivables due from two airline customers that filed for bankruptcy protection and a $1.7 million pension curtailment charge caused by changes to Sequa’s defined benefit plan.

     Results of the Automotive segment declined 38% reflecting a sharp decline at ARC Automotive partially offset by improved results at Casco Products.  The lower results at ARC Automotive are due to the following factors:  start-up costs at new plants in Mexico and China that amounted to $9.6 million; lower sales in Europe; impact of higher steel surcharges; and a charge of $2.0 million related to headcount reductions in the US.  Barring any further deterioration in the automotive industry, the benefits of transferring manufacturing operations to lower-cost regions are expected to begin to accrue over the near term.  Casco Products posted an improvement as a result of higher sales and benefits derived from a series of actions to source from lower-cost regions and improve overall operating efficiencies, particularly through operational excellence programs.

     Operating income in the Metal Coating segment advanced 3% in 2006.  The impact of lower sales under metal management programs was more than offset by improved operating efficiencies, price increases and an improved sales mix.

     Results of the Specialty Chemicals segment in 2006 were relatively unchanged from last year, reflecting lower TAED sales and higher energy costs.  In early 2006, a fire damaged a granulation plant at the segment’s Warwick facility, causing it to be shut down for three months.  The $14.0 million cost associated with the fire (to repair the property and equipment and the premium cost to outsource the granulation process during the shutdown) was covered by insurance.  The results in 2006 include $2.3 million of income from insurance proceeds to compensate for the business interruption caused by the fire.

     Operating income of the Industrial Machinery segment advanced 31% in 2006 as a result of higher sales in all product categories at all major operations, combined with ongoing productivity improvements stemming from Six Sigma and low-cost sourcing activities.

     Operating income of the Other Products segment increased $0.4 million, or 89%, in 2006.  Results for the year reflect higher sales at the After Six unit mitigated by $0.5 million of one-time charges related to contract cancellation fees and severance costs.  Results of the Centor unit declined primarily due to a decrease in rental income from its New Jersey property.

     Corporate expenses increased 6% in 2006 primarily due to a $3.1 million increase in environmental provisions associated with previously divested operations and $1.8 million of charges in relation to a voluntary separation program for corporate employees implemented in the fourth quarter of 2006. These factors were partially offset by the absence of a $1.8 million charge recorded in 2005 related to a separation agreement with a former senior executive officer, as well as lower insurance costs and professional service fees.

Pension Expense

     Operating income includes net periodic pension cost, exclusive of plan curtailments, of $1.2 million in 2006 and $4.3 million in 2005 related to all significant funded defined benefit plans. The decrease in net periodic pension cost is primarily reflected in the results of operations of the Specialty Chemicals segment of $1.9 million and the Aerospace segment of $1.0 million.  On an annual basis, Sequa reviews the assumptions used in accounting for these plans. In order to reflect market conditions in the calculation of the net periodic pension cost, the long-term expected rate of return in 2006 and 2005 was 8.3%; the discount rate used in 2006 was 5.85% and 2005 was 6.00%. Net periodic pension cost, exclusive of plan curtailments, declined in 2006 from the 2005 level for the following reasons: actual returns on plan assets in 2005 exceeded the expected returns, which served to increase the asset base on which 2006 expected returns were calculated; the increased returns and increased asset base decreased the level of amortizable actuarial losses; and, effective December 31, 2005 Sequa’s largest defined benefit plan was amended to limit actual and future participation.

     In the third quarter of 2005, Sequa's largest defined benefit plan was amended whereby, effective December 31, 2005, all active participants who had not reached the age of 45 were excluded from further participation in the plan.  Such individuals instead received an increased contribution to the Sequa 401(k) plan.  Individuals 45 years of age or older had the one-time option of either continuing in the plan or electing to receive the additional contribution to the 401(k) plan.  The third quarter 2005 plan amendment resulted in a curtailment charge of $2.3 million (Aerospace, $1.7 million; Metal Coating, $0.4 million; and Corporate, $0.2 million). In addition, as a result of the merger of the Atlantic Research Corporation Employees' Pension Plan into Sequa's largest defined benefit plan effective December 31, 2005, Sequa recorded a final curtailment charge of $0.2 million in the fourth quarter of 2005.

Interest Expense

     Interest expense in 2006 increased by $0.5 million compared with the prior year, primarily as a result of interest expense incurred on the $100 million of foreign debt issued on December 21, 2005 partially offset by the redemption, through unsolicited offers, of $100.4 million of the 8.875% Senior Notes maturing April 2008.

Interest Income

     Interest income increased $3.0 million in 2006 compared with the prior year. The increase reflects a combination of higher average levels of cash and cash equivalents and higher interest rates.

Equity in Income of Unconsolidated Joint Ventures

     Sequa has investments in a number of unconsolidated joint ventures, which amounted to $86.5 million and $75.9 million at December 31, 2006 and 2005, respectively. Equity income from these joint ventures was $19.4 million in 2006 and $15.6 million in 2005.  The increase is primarily attributable to increased sales at certain of the joint venture operations stemming from obtaining additional approvals to provide coating services or manufacture components for OEM customers.  Profits from the joint ventures are expected to continue to increase as the joint ventures work to increase their portfolio of new service and part offerings.

     Chromalloy is a partner in joint ventures aimed at strengthening its ties to certain OEMs and airline customers, as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements. Sequa's investment in Chromalloy's joint ventures was $81.8 million and $74.4 million at December 31, 2006 and 2005, respectively. Equity income from Chromalloy's joint ventures was $19.6 million in 2006 and $15.8 million in 2005. The largest of the Chromalloy joint ventures are discussed in the following paragraphs.

     Chromalloy and Siemens Westinghouse Power Corporation and Siemens Aktiengesellschaft (collectively referred to as Siemens) have joint ownership of four operating companies.  Three of the companies provide service and repairs for heavy industrial gas turbines manufactured by other companies, and for gas turbines based on the mature technologies of Siemens and its affiliates.  These three operating companies are: TurboCare Gas Turbine Services LLC (“TCGTS”), Turbine Services Ltd (“TS”) and Gas Turbine Technologies, S.p.A. (“GTT”).  The fourth operating company, Turbine Airfoil Coating and Repair, LLC (“TACR”), provides coating and component services on Siemen’s advanced engines.  Chromalloy has a 49% ownership interest in TCGTS, which serves the North, Central and South American markets.  Chromalloy has a 51% ownership interest in, and operating control over, TS, which has operating assets in the UK and Thailand and serves Europe, the Far East and Middle East.  The financial statements of TS are consolidated with those of Sequa, and a Siemens minority interest is reflected.  MJB International Limited (“MJB”), a partnership with Al Masaood, is 49% owned by TS and provides repair and maintenance services for industrial gas turbines from a facility in the United Arab Emirates.  Sequa has guaranteed a new bank line of credit, as restructured in the second quarter of 2006 to replace the existing line of credit, for MJB, up to $6.8 million.  At December 31, 2006, $2.2 million was outstanding under this facility.  Chromalloy has a 20% ownership interest in GTT, which serves Italy and certain other countries.  Chromalloy has a 49% ownership interest in TACR.

     Chromalloy has a 52.6% ownership interest in BELAC, a component manufacturing operation that produces new replacement parts for jet engines. The 52.6% ownership interest does not equate to a controlling interest, primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions. While Chromalloy's partners in this joint venture are major commercial airlines, whose industry has been under significant pressure, management believes that the venture is adequately capitalized to carry on its principal operations without additional subordinated financial support. At December 31, 2006, Sequa's investment in BELAC totaled $10.2 million. BELAC is not a variable interest entity as defined in Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” and therefore its financial statements are not consolidated with those of Sequa.

     Chromalloy has two 50/50 joint ventures with Rolls-Royce plc: Turbine Surface Technologies Ltd (“TSTL”), which provides advanced coatings for Rolls-Royce turbine components, and Turbine Repair Technologies Ltd (“TRTL”), which provides advanced component repair services for certain Rolls-Royce engines. Sequa has guaranteed 50% of TSTL's future lease payments under the terms of a capital lease, as well as 50% of an overdraft facility for its TSTL joint venture.  Total amounts subject to the guarantees may not exceed 9.3 million British pounds, as adjusted for a new overdraft facility executed in June 2006 and a previously expired portion of the guarantee. At December 31, 2006, 6.0 million British pounds were outstanding related to the guarantees.

     Advanced Coatings Technologies (“ACT”), a 50%-owned joint venture with United Technologies Corporation, owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts.  In January 2007, Chromalloy and Pratt & Whitney announced plans to expand the ACT joint venture by opening a new facility which will double the capacity of the existing operation.  Chromalloy expects to contribute approximately $17 million in machinery and equipment to the joint venture over the next 12 months.

Premium on Redemption of Senior Notes

     In 2006, other income/expense includes a charge of $4.3 million for premiums incurred on the redemption, through unsolicited offers, of $100.4 million of the 8.875% Senior Notes, maturing April 2008.

Other, Net

     In 2006, Other, net included $5.6 million of gain on the sale of property, plant and equipment; $3.4 million of gains related to insurance proceeds; $3.4 million of charges for the amortization of capitalized debt issuance costs; $2.3 million of income on the cash surrender value of corporate owned life insurance; $1.9 million of charges for letters of credit and commitment fees; and $1.4 million of expense related to minority interest holders.

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

Income from Continuing Operations Before Income Taxes

      Income from continuing operations before income taxes was $83.8 million for the year ended December 31, 2006, which was composed of $65.7 million of profits earned by Sequa’s foreign operations and $18.1 million of profits earned by Sequa’s domestic operations.  For the year ended December 31, 2005, Sequa’s foreign operations contributed $70.0 million of income from continuing operations before income taxes and the domestic operations incurred $9.9 million of losses from continuing operations before income taxes. The results of the domestic operations include approximately $65.9 million and $71.6 million of interest expense for the year ended December 31, 2006 and 2005, respectively, incurred primarily on the 9% and 8.875% Senior Notes.

     The improvement in the results of the domestic operations from 2005 to 2006 primarily reflects higher operating results at the Aerospace, Metal Coating and Industrial Machinery segments, as well as a reduction in domestic interest expense due to the redemption of a portion of the 8.875% Senior Notes during 2006, and a gain on the sale of domestic property.  The Metal Coating segment serves only the domestic market and the domestic operations of the Aerospace and Industrial Machinery segments represent a majority of each segment’s sales.  At the Aerospace segment, both domestic and foreign operations have experienced an increase in operating income, primarily as a result of sales added through long-term contracts with airline customers. At the Industrial Machinery segment, operating income of domestic operations increased more than that of foreign operations, due to increased demand in the domestic graphic arts market.

     The decrease in results from foreign operations is primarily attributable to an increase in interest expense due to $100 million of foreign debt incurred in December 2005 partially offset by increased operating results at Sequa’s foreign operations.

Income Tax (Provision) Benefit

     The effective tax rate for continuing operations was 25.8% in 2006, compared with 23.3% in 2005.  In 2006, the $21.6 million income tax provision reflects higher domestic rates on taxable income compared with foreign tax rates.

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

     In the fourth quarter of 2004, the American Jobs Creation Act of 2004 was passed, which provided a special one-time 85% dividends received deduction on the repatriation of certain foreign dividends paid by December 31, 2005, provided the criteria outlined in the tax law were met. After evaluating the Internal Revenue Service guidance as well the local laws and other agreements that govern dividends distributed by foreign subsidiaries, Sequa repatriated through a dividend approximately $184.8 million of foreign earnings in the fourth quarter of 2005.  Of the total amount, $84.8 million represented available cash on hand at certain foreign operations and the remaining $100.0 million represented funds available under a loan agreement with a major foreign bank leveraging certain foreign operations.  The loan agreement was effective December 21, 2005.  Sequa recorded a tax provision of $9.1 million for the year ended December 31, 2005 related to the above dividend, which is separately identified in the Consolidated Statement of Income.

Income (Loss) from Discontinued Operations

     During 1991, Sequa adopted a formal plan to divest the investment portfolio of its leasing subsidiary, Sequa Capital Corporation (“Sequa Capital”), and to classify it as a discontinued operation.  In 2006, the remaining investments in leveraged leases, with an aggregate net book value of $42.7 million, were sold for net cash proceeds of $47.0 million.  Sequa recognized a net after-tax gain on the sales of $3.4 million or $0.31 per share (pre-tax gain of $4.3 million).

     On September 14, 2005, Delta Airlines and certain of its subsidiaries filed a voluntary petition for reorganization under Chapter 11.  Sequa Capital held an investment in an aircraft leveraged lease with Delta with a net amount of $13.9 million at September 14, 2005.  Sequa Capital determined that this investment was fully impaired as a result of the bankruptcy filing.  The after-tax charge to discontinued operations amounted to $9.7 million or $0.91 per share in 2005.

Risk/Concentration of Business

     Sequa's largest operation, Chromalloy (2006 sales of $1,048.7 million, or 48.0% of total consolidated 2006 sales, operating income of $80.4 million, or 62.4% of total consolidated 2006 operating income, and total assets at December 31, 2006 of $1,084.3 million, or 53.4% of total consolidated 2006 assets), has confronted a difficult operating environment since the events of September 11, 2001. While global airline traffic has rebounded, high fuel costs, high cost structures imbedded at the legacy carriers (those carriers in existence prior to the de-regulation of the airline industry) and continuing terror threats have placed additional pressures on the airline industry, leading several airlines to file for protection under Chapter 11. Chromalloy’s repair and OEM operations derive approximately 80% of sales from the commercial aviation market. The large repair and overhaul business is directly related to the number of hours jet engines are flown, while the smaller OEM business is related to the number of new jet engines placed in service. In 2005, Chromalloy’s results included a $5.6 million charge to reserve pre-petition receivables related to certain Delta and Northwest Airlines contracts. Both Delta and Northwest filed voluntary petitions for reorganization under Chapter 11 on September 14, 2005.  At December 31, 2006, trade and unbilled receivables due from commercial airlines totaled approximately $139.9 million.  A discussion of various Chromalloy customers that are operating, or have operated, under Chapter 11 follows.

     The aggregate amount due to Chromalloy from Delta and Northwest on the date of their Chapter 11 filings was approximately $12.0 million.  In addition, Chromalloy currently leases 40 jet engines to Northwest.  These leases were extended through December 31, 2012.  Sequa, in conjunction with outside legal counsel, has reviewed the various contracts through which Chromalloy conducts business with Delta and Northwest.  Based on this review, Sequa believes that certain contracts will be considered executory in nature and that the underlying business objectives of the contracts will result in their assumption by the respective airlines.  Therefore, Sequa expects that associated pre-petition receivables will ultimately be collected.  Sequa believes that certain other contracts may not be assumed and, therefore, recorded a $5.6 million charge to reserve related receivables in the third quarter of 2005.  It is possible that the relative rights and obligations of Chromalloy and the airlines may be changed during the course of the bankruptcy proceedings although such changes, if any, and their impact cannot presently be predicted.  Chromalloy continues to discuss its business relationship with both Delta and Northwest.  In addition, Sequa believes that the engines leased to Northwest are not impaired.  In 2006, Sequa sold $11.0 million of pre-petition accounts receivable and recognized a loss of $1.2 million on the sale.  Delta accounted for $58.9 million or 5.6% of Chromalloy’s sales in 2006 (4.3% of sales in 2005 and 3.6% of sales in 2004), and Northwest accounted for $44.6 million or 4.3% of Chromalloy’s sales in 2006 (2.7% of sales in 2005 and 1.3% of sales in 2004).

     United Airlines (“UAL”), which emerged from Chapter 11 in February 2006, accounted for $138.9 million or 13% of Chromalloy’s sales in 2006 (13% of sales in 2005 and 18% of sales in 2004).  In September 2003, Chromalloy signed a 10-year engine materials-by-the-hour contract with UAL which began to contribute repair revenues in March 2004.  At December 31, 2006, trade and unbilled receivables with UAL totaled $39.7 million.

     Independence Air filed for protection under Chapter 11 on November 7, 2005 and suspended operations in early January 2006.  In 2005, Independence Air accounted for less than 1% of Chromalloy’s sales.  The pre-petition net accounts receivable balance was nominal, and the impact of the Independence Air filing on Chromalloy’s operations was not significant.

     In September 2004, US Airways Group Inc. (“US Airways”) filed a voluntary petition for reorganization under Chapter 11.  Chromalloy’s pre-petition trade receivable balance with US Airways was not material.  US Airways emerged from Chapter 11 and merged with America West Airlines. In 2006, US Airways accounted for less than 1% of Chromalloy’s sales.

     Chromalloy competes for turbine engine repair business with a number of other companies, including the OEMs, which in certain cases have obligations (contractual and otherwise) to approve vendors to perform repair services on their engines and components. Chromalloy has a number of such approvals, including licensing agreements, that allow it to repair certain components of engines. The loss of a major OEM's approval to repair components for its engines could have an adverse effect on Chromalloy, although management believes it has certain actions available to mitigate this effect.

     Sequa is engaged in the automotive airbag inflator business through ARC Automotive. ARC Automotive's largest customers for airbag inflators are Delphi Automotive Systems and its subsidiaries (“Delphi”) and Key Safety Systems, Inc. and its subsidiaries (“Key Safety”). Delphi accounted for $88.4 million or 35% of ARC Automotive's sales in 2006 and $91.4 million or 36% of sales in 2005. Key Safety accounted for approximately $77.8 million or 31% of ARC Automotive's sales in 2006 and $91.7 million or 37% of sales in 2005. These two customers accounted for approximately 45% of the Automotive segment's sales in 2006.  On October 8, 2005, Delphi filed for protection under Chapter 11.  Sequa’s relationship with Delphi is governed by long-term supply and licensing agreements that govern ARC Automotive’s relationship with Delphi.  In January 2006, these agreements were listed as executory in nature by Delphi, and Sequa believes that the underlying business objectives of the agreements will result in their assumption. Sequa expects that the $0.9 million pre-petition receivables will ultimately be collected.

     Casco Products is engaged in the automotive products market and supplies cigarette lighters, power outlets, and other automotive accessories to the automotive industry.  In 2006, a European automobile manufacturer accounted for 22% of Casco Products' sales (20% in 2005).

     Precoat Metals markets its coating services to steel and aluminum producers and distributors, building products manufacturers, merchant can makers, and manufacturers of other diverse products.  US Steel, historically Precoat Metals’ largest customer, accounted for $51.6 million or 19% of Precoat Metals’ sales in 2006, compared with $35.8 million or 13% in 2005.

     In the Specialty Chemicals segment, one customer accounted for 29% of 2006 sales (35% of 2005 annual sales) and the top three customers accounted for 43% of 2006 sales (45% of 2005 annual sales). All of these customers are international consumer products companies with whom Warwick has been doing business for many years.

     MEGTEC Systems markets its industrial drying systems and emission control equipment directly to customers in the coating, converting, and metal finishing industries and sells auxiliary press equipment directly to international web printing press manufacturers and their customers.  One customer accounted for 20% of sales in 2006 and 19% of sales in 2005.

Derivative and Other Financial Instruments

     Sequa is exposed to market risk from changes in foreign currency exchange rates and from changes in the prices of certain commodities which affect its earnings, cash flows and financial condition. Sequa manages its exposure to this market risk through its regular operating and financial activities and, when appropriate, through the use of derivative financial instruments. Sequa has established a control environment, which assigns senior executives, and in certain instances operational management, responsibility for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Sequa does not buy, hold or sell derivative financial instruments for trading purposes. Sequa's primary foreign currency exposures relate to the British pound and to the Euro. To mitigate the short- and near-term effect of changes in currency exchange rates, Sequa utilizes forward foreign exchange contracts and derivatives thereof to manage its exposure to certain existing assets and liabilities and to hedge forecasted transactions and firm commitments denominated in currencies other than the functional currency. Depending on the volatility of the market, Sequa utilizes natural gas swap agreements to convert a portion of its natural gas requirements to fixed rates. Depending on the use of a derivative and whether it has been designated and qualifies as an effective hedge, gains and losses resulting from changes in the value of the derivative are recognized currently in earnings or reported in Accumulated Other Comprehensive Income, a separate component of shareholders' equity.

     A hypothetical 10% uniform decrease in all foreign currency exchange rates relative to the US dollar would have decreased the fair value of Sequa's financial instruments by $0.5 million as of December 31, 2006 and increased the fair value by $3.9 million as of December 31, 2005.  The sensitivity analysis relates only to Sequa's exchange rate-sensitive financial instruments, which include cash and debt amounts denominated in foreign currencies and all open foreign forward exchange contracts at December 31, 2006 and 2005. The effect of this hypothetical change in exchange rates ignores the effect this movement may have on the value of net assets, other than financial instruments, denominated in foreign currencies and does not consider the effect this movement may have on anticipated foreign currency cash flows.

     At December 31, 2006 and 2005, substantially all of Sequa's debt was at fixed rates, with the exception of the $100.0 million variable rate debt issued on December 21, 2005. Sequa currently does not hold interest rate derivative contracts. Accordingly, a change in market interest rates would not have a material effect on Sequa's interest expense but would affect the fair value of Sequa's debt. Generally, the fair market value of fixed-rate debt increases as interest rates fall and decreases as interest rates rise. The fair value of Sequa's total debt was $807.2 million at December 31, 2006 and $970.1 million at December 31, 2005. A hypothetical 1% increase in interest rates would have decreased the fair value of Sequa's total debt by approximately $14.5 million at December 31, 2006 and $21.9 million at December 31, 2005. A hypothetical 1% decrease in interest rates would have increased the fair value of Sequa's total debt by approximately $14.9 million at December 31, 2006 and $22.5 million at December 31, 2005. The fair value of Sequa's total debt is based primarily upon quoted market prices of Sequa's unsecured securities. The estimated changes in the fair values of Sequa's debt are based upon changes in the present value of future cash flows derived from the hypothetical changes in market interest rates.

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

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In 2006, 2005 and 2004, Sequa recorded charges of $3.8 million, $1.5 million and $2.5 million, respectively, to increase its accruals for remediation costs. Of the total 2004 charge, $1.0 million was included in the results of discontinued operations and relates to the ARC propulsion Gainesville, Virginia facility. Sequa has placed its insurance carriers on notice of a claim with respect to certain contamination, and Sequa's present accruals do not consider possible recoveries from such carriers. At December 31, 2006, the range of probable exposure for all remediation costs, excluding financial liabilities assumed by Aerojet, is estimated to range from $11.3 million to $14.8 million, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $12.8 million. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from these estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, Sequa's actual cash expenditures for remediation of previously contaminated sites were $5.2 million in 2006, $5.1 million in 2005 and $2.6 million in 2004. Sequa anticipates that remedial cash expenditures will be between $5.1 million and $7.0 million during 2007 and between $1.7 million and $2.0 million during 2008. Sequa's capital expenditures for projects to eliminate, control or dispose of pollutants were $1.0 million, $1.2 million and $1.0 million in 2006, 2005 and 2004, respectively. Sequa anticipates annual environment-related capital expenditures to be approximately $1.9 million in 2007 and $1.1 million in 2008. Sequa's operating expenses to eliminate, control and dispose of pollutants were $8.9 million in 2006, $9.3 million in 2005 and $9.2 million in 2004. Sequa anticipates that environmental operating expenses will be approximately $9.4 million per year during 2007 and 2008.

Backlog

     The business of Sequa for which backlog is significant is MEGTEC Systems (Industrial Machinery segment). The dollar amount of backlog for this segment was $79.4 million or 47% of total consolidated backlog and $100.8 million or 57% of total consolidated backlog as of December 31, 2006 and 2005, respectively.  Backlog in this segment was high at the end of 2005 due to certain significant orders from the printing industry in the fourth quarter of 2005.  Despite the decrease in backlog, 2007 sales are expected to at least reach the 2006 level.

Liquidity and Capital Resources

     Net cash provided by operating activities was $64.0 million in 2006, compared with $55.8 million in 2005. The $8.2 million increase primarily reflects increased income from continuing operations after tax partially offset by higher working capital requirements. Cash used for investing activities was $34.9 million in 2006, compared with $76.4 million in 2005. The $41.5 million decrease primarily relates to $47.0 million of net cash proceeds received from the sale of leveraged leases included in discontinued operations, partially offset by an increase in capital expenditures in the Metal Coating segment primarily related to a new plant in Birmingham, Alabama.  Cash used for financing activities was $142.8 million in 2006, compared with cash provided by financing activities of $116.2 million in 2005.  The $259.0 million decrease relates primarily to $173.4 million of net debt payments (compared with $127.0 million of net proceeds from debt in 2005) partially offset by a $39.5 million increase due to the release of restricted cash requirements in 2006.

     On March 27, 2006, Sequa Capital sold its ownership in two container ship leveraged leases for $30.8 million of net cash proceeds.  In the third quarter of 2006, Sequa Capital sold its ownership interest in the remaining leveraged leases for $16.2 million of net cash proceeds.  Proceeds from the sales are being used for general corporate purposes.

     In December 2006, Sequa sold two properties held by Centor in Gainesville, Virginia for net cash proceeds of $8.0 million and recognized a gain on the sale of $5.0 million.  As part of the sale, Sequa guaranteed 50% of the base rental income due from a third party lessee under an existing lease agreement, which expires in October 2010.  Sequa deferred $1.8 million of additional gain, the maximum exposure of the guarantee, which will be recognized as the guarantee lapses.

     During 2006, Sequa purchased, through unsolicited offers, $100.4 million in aggregate of the 8.875% Senior Notes, maturing April 2008, at an average premium of $104.4.  Management may elect to make additional purchases of outstanding Senior Notes based on availability and other considerations.

     In 2006, Sequa contributed $6.0 million to its domestic qualified pension plans.  In 2006, Sequa recorded a $30.3 million charge, net of tax, through other comprehensive income in accordance with the adoption of SFAS 158.  A further discussion of the adoption of SFAS 158 is included in Note 14 to the Consolidated Financial Statements.  In 2005, Sequa contributed $13.3 million to its qualified pension plans.  In 2005, Sequa recorded income of $8.5 million, net of tax, through other comprehensive income, primarily due to the December 31, 2005 merger of the Atlantic Research Employee Pension Plan with Sequa's largest defined benefit plan, the latter of which was more favorably funded.

     On March 26, 2006, Standard & Poor’s Ratings Services revised its outlook on Sequa to stable from negative.  In September 2006, Moody’s changed its rating practices for debt instruments, which resulted in lowering Sequa’s debt rating to B2 from B1.  Sequa’s unsecured debt ratings, which are below investment grade, are as follows:  Moody’s, B2; Standard & Poor’s Rating Services, BB-; and Fitch Ratings, BB.

     In the fourth quarter of 2005, Sequa repatriated $184.8 million in the form of a dividend from various foreign operating units under the guidelines of the American Jobs Creation Act (the “Act”).  The Act provided for a special one-time 85% dividends-received deduction on certain foreign dividends paid in 2005 provided the criteria outlined in the tax law were met.  Under the Act, uses of the repatriated funds included the domestic expansion of production, payment and training of domestic workers and the retirement of debt.

     Of the $184.8 million repatriated under the Act, $84.8 million represented available cash on hand at certain foreign operations, and the remaining $100.0 million was available through a December 21, 2005 foreign loan agreement.  Due to the complexities of foreign and domestic tax issues associated with the repatriation, and the associated need to restructure certain lines of foreign ownership, a $28.0 million short-term loan existed at December 31, 2005 between a Thailand subsidiary of Chromalloy and Bangkok Bank.  A $28.4 million restricted cash balance resided within Thailand as collateral for principal and interest owed on the Bangkok Bank loan as of December 31, 2005.  The Bangkok loan was repaid in full in the first quarter of 2006.  The restricted cash balance is separately identified in the Consolidated Balance Sheet.

     As indicated above, on December 21, 2005, certain foreign units in the Specialty Chemicals and Aerospace segments, each of which are indirect, wholly owned foreign subsidiaries of Sequa, and Sequa, as agent for such subsidiaries, entered into a Facility Agreement (the “Facility Agreement”) with Barclays Bank PLC (“Barclays”) acting as agent and Security Agent for further syndication and arranged by Barclays Capital.  The Facility Agreement comprises a multicurrency variable rate $100.0 million five-year term loan with quarterly principal repayments of $3.0 million; a $35.0 million five-year term revolving credit facility available to the participating foreign subsidiaries; and a $50.0 million five-year term letter of credit facility, which replaces Sequa’s existing letter of credit facility.  The Facility Agreement is secured by assets of the Specialty Chemicals segment as well as certain foreign operations of the Aerospace segment.  The Facility Agreement is subject to financial covenants relating to the participating subsidiaries, including, as defined by the terms of the Facility Agreement, ratios of Net Borrowings to EBITDA; EBITDA to Interest Expense; Cash Flow to Senior Debt Service and Cash Flow to Total Debt Service.  Operating restrictions, with specified allowed maximums as defined in the Facility Agreement, include amounts to be expended on mergers and acquisitions, investments in joint ventures, intercompany loans, capital lease obligations and guarantees.  Investments in joint ventures by certain foreign subsidiaries are restricted in excess of 10 million British pounds in aggregate from the date of the Facility Agreement.  Sequa believes that the joint ventures owned by these foreign units are adequately capitalized and any new investments, if required, could be funded through other Sequa legal entities.

     At December 31, 2006, Sequa was contingently liable for $37.9 million of outstanding letters of credit and $3.9 million of surety bonds not reflected in the accompanying Consolidated Balance Sheet. In addition, Sequa has guaranteed a new bank line of credit, as restructured in the second quarter of 2006 to replace the existing line of credit, for MJB, up to $6.8 million.  Sequa also guaranteed up to 9.3 million British pounds, as adjusted for a new overdraft facility executed in June 2006 and a previously expired portion of the guarantee, of its TSTL joint venture’s capitalized lease payments and overdraft facility.  At December 31, 2006, $2.2 million was outstanding under MJB's bank line of credit and 6.0 million British pounds were outstanding related to the TSTL guarantees. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to the outstanding letters of credit, surety bonds or the guarantees.

     Sequa Receivables Corporation (“SRC”), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement (“RPA”) that extends through May 8, 2009, as amended on October 4, 2006. Under the RPA, SRC may sell an undivided percentage ownership interest, up to a maximum participation of $75.0 million, in Sequa's eligible trade receivables through a bank administered multi-seller commercial paper conduit.  The RPA was amended twice in the second quarter of 2005, first to include certain foreign trade receivables in order to broaden the total pool of eligible trade receivables and, second, to terminate the participation of two parties to the agreement, leaving one sole administrator of the commercial paper conduit, which resulted in a reduction of the facility and usage fees.  The RPA was further amended in October 2005 to exclude receivables of Delta, Northwest and Delphi, all of which filed for voluntary petitions for reorganization under Chapter 11 in the latter half of 2005. The RPA was amended again in April 2006 to reinstate United Airlines as an eligible receivable and in October 2006 to extend the terms of the RPA.  Sequa’s availability under the RPA as of December 31, 2006 is approximately $50.9 million. A back-up liquidity line provided by the bank is annually renewable at the bank’s option and contains a net worth covenant applicable to Sequa.  The sale of receivables through the bank-administered conduit is funded through the sale of A1/P1 rated commercial paper. SRC pays a facility fee of 0.55% per annum plus 0.40% per annum above the commercial paper rate based on usage. SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa. SRC is shielded from credit exposure related to Sequa, and therefore the discount rate offered by the buyer of Sequa trade receivables is based on the highest rated (A1/P1) commercial paper. The structure employed provides Sequa a low-cost source of funds that would not otherwise be available to Sequa. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125," transactions under the RPA qualify as a sale of receivables. At December 31, 2006 and 2005, no trade receivables were sold under the RPA.  However, amounts were sold and settled in full during 2005, resulting in nominal discount expense recorded in Other, net in the Consolidated Statement of Income for the period.

     Capital expenditures for continuing operations amounted to $100.6 million in 2006, with spending concentrated in the Aerospace, Automotive and Metal Coating segments. These funds were primarily used to upgrade existing facilities and equipment and to expand capacity. Sequa currently anticipates that capital spending in 2007 will be approximately $100.0 million and will be concentrated primarily in the Aerospace, Automotive and Metal Coating segments.

     At December 31, 2006, Sequa's contractual obligations were as follows:

		Payments Due by Period
			Years	Years	Years
Contractual obligations	Total	2007	2008-2009	2010-2011	=>2012
		(Thousands of Dollars)
		(Unaudited)

Long-term debt (a)	$765,845	$24,182	$721,179	$20,484	$-
Interest on long-term debt (b)	170,516	66,168	103,215	1,133	-
Operating leases (c)	68,927	17,842	27,484	15,003	8,598
Purchase obligations (d)	37,105	30,367	6,738	-	-
Other long-term liabilities:
Projected minimum
required pension
contributions	13,200	600	5,700	5,700	1,200
Environmental
remediation (e)	12,500	5,600	3,300	2,100	1,500
Total	$1,068,093	$144,759	$867,616	$44,420	$11,298

(a)		Represents long-term debt cash payment schedule and excludes amortizable debt discount of $0.9 million.

(b)		Interest on long-term debt represents interest payments due on Sequa's 8 7/8% and 9% Senior Notes and the Barclays Facility Agreement. Interest payments on other debt amounts are not significant.

(c)		Operating lease obligations include future rental payments on a leased property that was excluded from the sale of the ARC propulsion business.

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

     Management currently anticipates that the following will provide sufficient funds to support Sequa's operations for the next 12 months: cash flow from operations; $173.3 million of cash and cash equivalents on hand at December 31, 2006; amounts available under the RPA; amounts available under the $35.0 million multicurrency revolving credit facility and the $50.0 million facility for the issuance of letters of credit that is secured by assets of certain foreign units in both the Aerospace and Specialty Chemicals segments. Expected requirements include $66.2 million of estimated interest payments due on the outstanding 9% and 8 7/8% Senior Notes and the Barclays Facility Agreement; $16.5 million of principal payments on the Barclays Facility Agreement; $100.0 million of estimated capital expenditures for continuing operations; the other contractual obligations summarized above; and any future requirements for letters of credit and surety bonds, which totaled $41.8 million at December 31, 2006.

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

     SRC, a special purpose corporation wholly owned by Sequa, has an RPA that extends through May 8, 2009. A further discussion of the RPA is included in Note 2 to the Consolidated Financial Statements and in the Liquidity and Capital Resources section of this Annual Report on Form 10-K and is incorporated herein by reference.

     At December 31, 2006, all minimum required capital contributions to Sequa's joint ventures were satisfied. Future contributions to the joint ventures require the approval of the respective joint venture's board of directors. In January 2007, Chromalloy entered into an agreement with Pratt & Whitney to expand the ACT joint venture.  Chromalloy expects to contribute machinery and equipment valued at approximately $17 million to support the expansion. In addition, Sequa has guaranteed a new bank line of credit, as restructured in the second quarter of 2006 to replace the existing line of credit, for MJB up to $6.8 million.  Sequa has also guaranteed up to 9.3 million British pounds, as adjusted for a new overdraft facility executed in June 2006 and a previously expired portion of the guarantee, of the TSTL joint venture’s capitalized lease payments and overdraft facility. At December 31, 2006, $2.2 million was outstanding under the MJB credit line, and 6.0 million British pounds were outstanding related to the TSTL guarantees. Sequa is not aware of any existing conditions that would cause demand for payment relative to the outstanding letters of credit, surety bonds, or the guarantees.

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

Inventory Valuation

     The Aerospace segment (Chromalloy) maintains significant inventories of parts to serve the commercial aviation repair market. In order to ensure that any obsolete or slow moving inventory is properly identified and valued, Chromalloy has in place a policy that mandates minimum write-down requirements based on usage. The policy provides for a consistent and systematic approach to valuing inventory at the lower of cost or market, with inventory values reassessed quarterly and at year-end for adequacy. The decline in air travel immediately after September 11, 2001, and the related reduction in the number of hours jet engines are flown, had an unfavorable impact on inventory valuations. A future precipitous decline in air travel would have a similar unfavorable impact. Management believes that the long-term outlook for the industry is positive.

Property, Plant and Equipment

     Sequa periodically evaluates whether current facts or circumstances indicate that the carrying amount of its property, plant and equipment may not be recoverable.  If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Sequa estimates the undiscounted future cash flows (excluding interest) resulting from the use of the asset and its ultimate disposition.  If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, Sequa recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

Goodwill

     SFAS No. 142 requires that goodwill and other indefinite lived intangible assets be tested for impairment on an annual basis. Sequa updated its review of goodwill on its selected annual test dates of October 1, 2006, 2005 and 2004 and noted no impairment. In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. If these estimates and assumptions change in the future due to such factors as a decline in general economic conditions; a long-term or permanent decline in air travel; competitive pressures on sales and margins; and other factors beyond management's control, an impairment charge may be required. Details of remaining goodwill balances by segment are included in Note 23 to the Consolidated Financial Statements of this Annual Report on Form 10-K and are incorporated herein by reference.

Revenue Recognition

     Generally, sales are recorded when persuasive evidence of an arrangement exists; the selling price is fixed or determinable; collectibility is reasonably assured; and the services have been rendered or the products have been shipped and risk of loss has transferred to the customer.

     The Industrial Machinery segment, which consists solely of MEGTEC Systems, manufactures and sells large industrial equipment.  For contracts that include multiple deliverables, such as installation, repair, training, aftermarket supplies or service, Sequa applies the guidance in Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables” to determine whether the contract or arrangement contains more than one unit of accounting.  An arrangement is separated if: (1) the delivered element(s) has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of the undelivered element(s); and (3) the arrangement includes a general right of return relative to the delivered element(s), delivery or performance of the undelivered element(s) is considered probable and is substantially in the control of Sequa.  If all three criteria are fulfilled, the appropriate revenue recognition convention is then applied to each separate unit of accounting.  The total arrangement consideration is allocated to the separate units of accounting based on each component’s objectively determined fair value, such as sales prices for the component when it is regularly sold on a stand-alone basis or third-party prices for similar components.  If the three criteria are not met, revenue is deferred until such criteria are met or until the period in which the last undelivered element is delivered. The amount allocable to the delivered elements is limited to the amount that is not contingent upon delivery of additional elements or meeting other specified performance conditions.

     The Aerospace Segment, which consists solely of Chromalloy, provides repair and overhaul services to commercial airline customers, certain of which services are provided under long term materials-by-the-hour and power-by-the-hour contracts.  Sequa applies the proportional performance method to recognize revenue under these contracts.  Revenue is recognized as units are delivered based on the relative fair value in proportion to the total estimated contract consideration or, in the case when the services are similar, based on an allocation of total contract revenue.  Accounting for these contracts involves management judgment in estimating total contract consideration and applying the relative fair value to the services provided.  Total contract consideration is estimated by applying a contractual billing rate per flight hour to the customer’s estimated total flight hours of a defined fleet over the term of a contract.  The services to be provided over the term of a contract are estimated from the frequency and extent of maintenance and overhaul requirements which are based on historical performance trends and regulatory guidelines. Significant factors that influence these estimates primarily include flight hour assumptions and fleet utilization.

     As of December 31, 2006 and December 31, 2005, unbilled revenues recorded as an asset in relation to these contracts were $67.0 million and $39.3 million, respectively.  The unbilled asset balance represents the cumulative difference between revenue recognized for delivered items and the amounts billed under the hourly billing arrangements in our contracts based on flight hours less any amounts of revenue that are deferred because they are not contractually recoverable.  The unbilled balance is reviewed on a quarterly basis to ensure that the amounts are recoverable based on performance under the contract.

     Previously, Sequa had applied the Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” to these contracts.  In the fourth quarter of 2006, Sequa changed its accounting for these contracts to adopt a proportional performance model in accordance with Staff Accounting Bulletin (“SAB”) Topic 13.  Sequa believes that this change is preferable as it better reflects its performance over the term of the contracts.  This change in accounting principle did not have an impact on the financial statements in any of the periods presented.

Pensions

     Pension expense and pension liabilities are actuarially determined and are affected by management's assumptions with respect to the discount rate for obligations, the future rate of increase in compensation levels, and the expected long-term rate of return on plan assets. Pension expense and liabilities can also be affected by changes in plan benefits and the actual return on plan assets. The discount rate is based on an analysis of discounted cash flows using an interest spot rate curve in conjunction with a further review of high- and medium-grade corporate long-term bond rates. The rate of increase in compensation levels is based on management's assessment of the current and future economic environment and overall salary trends. The expected long-term rate of return considers the allocation of plan assets, the historical performance of total plan assets, and economic and other indicators of future performance. In addition, Sequa may consult with and consider the opinions of financial and other professionals in developing appropriate return benchmarks. A decrease of one percentage point in both the discount rate applied to projected benefit obligations and the assumed rate of return on plan assets of our significant defined benefit plans would increase the annual pension expense by approximately $5.0 million and $4.0 million, respectively.

     In September 2006, Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), was issued.  SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on its balance sheet.  Changes in the funded status are to be recognized through comprehensive income in the year in which the changes occur.  In addition, SFAS 158 requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions.  An employer with publicly traded equity securities is required initially to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006 (“Phase I”).  Accordingly, Sequa adopted Phase I of SFAS 158 at December 31, 2006 and recorded a $30.3 million, net of tax, charge to other comprehensive income in accordance with the provisions of SFAS 158.  Sequa measures the funded status of its plans as of December 31 (its fiscal year-end).

     In 2006, the $4.2 million actuarial loss included in the calculation of the benefit obligation of Sequa’s significant defined benefit plans was primarily driven by an increase in salary assumptions used in certain of the foreign plans.  In 2005, Sequa used the RP2000 mortality table to calculate the benefit obligations for its defined benefit plans.  The change to the RP2000 mortality table in 2005 from the 83GAM mortality table used in 2004 resulted in an actuarial loss of approximately $14 million in 2005.  In addition, Sequa lowered the discount rate used to value its projected benefit obligation from 6% in 2004 to 5.85% in 2005.  This change resulted in an actuarial loss of approximately $10 million in 2005.

Income Taxes

     Sequa’s annual tax rate is based on its income, statutory tax rates and tax planning opportunities available to the company in the various jurisdictions in which it operates.  Significant judgment is required in determining the company’s annual tax rate and in evaluating its tax positions.  Sequa establishes reserves when, despite its belief that the company’s tax return positions are fully supportable, Sequa believes that certain positions are subject to challenge and that it may not succeed.  Sequa adjusts these reserves, as well as the related interest, in light of changing facts and circumstances, such as the progress of a tax audit.

     Sequa has significant domestic net operating loss carryforwards. Management believes that such carryforwards will be utilized before their expiration through future reversals of existing taxable temporary differences, future earnings and available tax planning strategies. Sequa's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions; the state of the airline industry and other major markets; competitive pressures on sales and margins; and other factors beyond management's control. There can be no assurance that Sequa will meet its expectations for future domestic taxable income in the carryforward period or that available tax strategies can be enacted. However, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income and available tax strategies will be sufficient to fully realize the domestic operating loss carryforwards and deferred tax assets at December 31, 2006.

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

     Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized, or continue to be recognized, upon adoption.  The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Accordingly, Sequa plans to adopt FIN 48 on January 1, 2007.  As a result of the adoption of FIN 48, Sequa expects to recognize an increase of approximately $20 million to its reserve for certain tax benefits, which will be recorded as a reduction to the January 1, 2007 balance of retained earnings.

     In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement.  SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered.  If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption.  SAB 108 is effective for fiscal years ending on or after November 15, 2006.  The application of SAB 108 did not have an impact on Sequa’s financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year.  Sequa is currently evaluating the effect of adopting SFAS 157 on its financial statements.

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

Ethics and Code of Business Conduct

     Sequa has adopted a Code of Business Conduct (the “Code of Conduct”) which is available in its entirety on the Sequa web site at (www.sequa.com) and to any stockholder requesting a copy. All Sequa employees, officers, and directors, including the  Chief Executive Officer, the Senior Vice President, Legal (the chief legal officer), and the Executive Vice President, Chief Financial Officer, are required to adhere to the Code of Conduct in discharging their work-related responsibilities. Employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Conduct. Amendments to the Code of Conduct, and any waivers from the Code of Conduct granted to directors or executive officers, will be filed with the Securities and Exchange Commission in accordance with applicable rules and regulations and will also be made available through Sequa's web site.

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

     In 2006, Sequa's Chief Executive Officer certified, without qualification, that he was not aware of any violation by Sequa of the NYSE corporate governance listing standards.

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

     Sales of the Aerospace segment advanced 10% in 2005, a reflection of the recovery of the commercial airline aftermarket and of sales added through long-term contracts with airline customers.  Sales to marine and industrial turbine customers rose 7% due to development and sales of high technology turbine components.  Military sales declined slightly, reflecting the absence of sales generated by a division that was sold in the fourth quarter of 2004.

     Sales of the Automotive segment advanced 2% in 2005, with ARC Automotive ahead slightly and Casco Products up 5%.  At the domestic operation of ARC Automotive, a 22% increase in unit volume (primarily in passenger and side impact products) led to higher sales and more than offset the effect of lower average selling prices.  ARC’s European inflator operation posted a 34% decline in sales, the result of a move early in the year by an overseas end-user to re-source certain of its supply contracts.  Sales of Casco Products advanced 5% due to higher sales of power outlets and electronic products in Europe and increased sales of lighters in Latin America.  Domestic operations posted a sharp advance in lighter sales partially offset by a decline in sales of power outlets.

     The Metal Coating segment posted a 7% improvement over 2004, the result of increased sales under metal management programs and higher sales to the container products market.  These factors were partially offset by a decline in sales to the building products market due to the fallout from the volatility in the domestic steel industry during 2004.

     Sales of the Specialty Chemicals segment declined 2% in 2005 due to a slight decline in volumes of the detergent additive, TAED, and in sales of the specialty chemicals distribution units.  These factors were partially offset by sales added from the acquisition in late 2004 of a small manufacturer of test products used by the detergent and chemicals industries.  Excluding the impact of this acquisition, local currency sales were down 3% in 2005.

     The Industrial Machinery segment posted a 17% sales increase in 2005, reflecting higher sales of emission control equipment primarily in the US market and improvement in the graphic arts market in Europe.

     Sales of the Other Products segment declined 20% in 2005, as a decline in sales at the After Six unit was partially offset by higher revenues from Centor, Sequa's real estate holding company.

Operating Income

     Overall operating income advanced 52%, led by strong advances at the Aerospace, Metal Coating and Industrial Machinery segments, as well as improvements at the Automotive and Specialty Chemicals segments. The increase in operating income also reflected a $5.8 million decline in pension costs (after inclusion of a $2.5 million pension curtailment loss incurred as a result of changes to Sequa’s defined benefit plan).  These factors were mitigated by a charge of $5.6 million at the Aerospace segment to reserve for receivables due from two airline customers that filed for bankruptcy protection in the third quarter.  Sequa's foreign operations contributed $66.0 million of operating income in 2005, compared with $61.4 million in 2004.  A detailed review of operating results by segment follows:

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

     Operating profit of the Automotive segment increased 14% in 2005 with advances at the Casco Products unit partially offset by a slight decline at ARC Automotive.  ARC Automotive’s results in 2005 were affected by the following factors: costs related to the start-up of new plants in China and Mexico; increased raw material costs stemming from steel surcharges; and lower sales at its Italian operation.  These factors were partially offset by higher domestic sales; the absence of a $4.1 million asset impairment charge recorded in 2004 at its Italian operation; and lower selling, general and administrative costs.  Casco Products posted improved results in 2005 due to the following: higher sales; the benefits of continuing Six Sigma initiatives; previous restructuring actions; and lower pension expense.

     Operating income advanced 19% in the Metal Coating segment. The impact of higher natural gas costs and increased raw material costs was more than offset by improved operating efficiencies, price increases, an improved sales mix, and the settlement of a legal claim which resulted in a reversal of charges of $1.4 million recorded in 2004.

     The Specialty Chemicals segment posted a 6% increase in operating income in 2005, due to the inclusion of profits from a small manufacturer of test products used by the detergent and chemicals industries acquired in late 2004 and to operating efficiencies achieved through on-going Operational Excellence programs and lower pension costs.

     Operating profit of the Industrial Machinery segment more than tripled in 2005, as a result of the following factors: the higher level of sales; productivity improvements generated through Six Sigma programs; and lower pension and insurance costs.

     Results of the Other Products segment decreased sharply in 2005, due primarily to lower sales at the After Six men’s formalwear unit.

     Corporate expenses decreased 7% in 2005, due to declines in pension expense, professional fees related to Sarbanes-Oxley compliance, and insurance costs.  The benefit of these factors was partially offset by a $1.8 million charge related to a separation agreement with a former senior executive officer.

Pension Expense

     Operating income included net periodic pension cost, exclusive of plan curtailments, of $4.3 million in 2005 and $12.5 million in 2004 related to all significant funded defined benefit plans. On an annual basis, Sequa reviews the assumptions used in accounting for these plans. In order to reflect market conditions in the calculation of the net periodic pension cost, the long-term expected rate of return in 2005 and 2004 was 8.3%; the discount rate used in 2005 and 2004 was 6.0%. Net periodic pension cost, exclusive of plan curtailments, declined in 2005 from the 2004 level for the following reasons: actual returns on plan assets in 2004 exceeded the expected returns, which served to increase the asset base on which 2005 expected returns were calculated; the increased returns and increased asset base decreased the level of amortizable actuarial losses; and, effective January 1, 2005, plan benefits were frozen for Casco Products and MEGTEC Systems employees participating in Sequa's largest defined benefit plan.

     The plan amendment effective January 1, 2005 resulted in a curtailment charge recorded in December 2004 of $0.8 million (Automotive, $0.4 million and Industrial Machinery, $0.4 million).

Interest Expense

     Interest expense in 2005 was on par with the prior year.

Interest Income

     Interest income increased $1.0 million in 2005 compared with the prior year. The increase reflected a combination of higher average levels of cash and cash equivalents and higher interest rates.

Equity in Income of Unconsolidated Joint Ventures

     Sequa has investments in a number of unconsolidated joint ventures, which amounted to $75.9 million and $69.9 million at December 31, 2005 and 2004, respectively. The combination of income and losses of these joint ventures was equity income of $15.6 million in 2005 and $9.8 million in 2004.  The increase is primarily attributable to increased sales at certain of the joint venture operations stemming from obtaining additional approvals to provide coating services or manufacture components for OEM customers.

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

Income Tax (Provision) Benefit

     In 2005, the $14.0 million income tax provision reflected lower foreign rates on taxable income when compared with domestic tax rates; the utilization of net operating loss carryforwards by certain foreign entities; a $0.8 million reversal of tax reserves based on a 2005 analysis of probable exposures; and a $1.1 million reversal of tax reserves related to the satisfactory resolution of a state tax matter.

     In the fourth quarter of 2004, the American Jobs Creation Act of 2004 was passed, which provided a special one-time 85% dividends received deduction on the repatriation of certain foreign dividends paid by December 31, 2005, provided the criteria outlined in the tax law are met. After evaluating the complexities of the IRS guidance as well as the local laws and other agreements that govern dividends distributed by foreign subsidiaries, Sequa repatriated through a dividend approximately $184.8 million of foreign earnings in the fourth quarter of 2005.  Of the total amount, $84.8 million represented available cash on hand at certain foreign operations and the remaining $100.0 million was available as result of executing a loan agreement with a major foreign bank leveraging certain foreign operations.  The loan agreement was effective December 21, 2005.  Sequa recorded a tax provision of $9.1 million for the year ended December 31, 2005 related to the above dividend, which is separately identified in the Consolidated Statement of Income.

     In 2004, the $0.4 million tax benefit reflected lower rates on foreign taxable income when compared with a higher rate on domestic losses, compounded by certain foreign entities utilizing net operating loss carryforwards.

Income (Loss) from Discontinued Operations

     In 1991, Sequa adopted a formal plan to divest the investment portfolio of its leasing subsidiary, Sequa Capital Corporation (“Sequa Capital”), and to classify it as a discontinued operation.  On September 14, 2005, Delta Airlines and certain of its subsidiaries filed a voluntary petition for reorganization under Chapter 11.  Sequa Capital held an investment in an aircraft leveraged lease with Delta with a net amount of $13.9 million at September 14, 2005.  Sequa Capital determined that this investment was fully impaired as a result of the bankruptcy filing.  The after-tax charge to discontinued operations amounted to $9.7 million or $0.91 per share in 2005.

     On November 4, 2004, Sequa through its wholly owned subsidiary, Sequa Can Machinery, Inc., sold the business and substantially all of the assets and certain of the liabilities of Sequa Can Machinery to Stolle Machinery Company, LLC.  Sequa received $40.8 million in cash, subject to certain adjustments.  The income from Sequa Can Machinery, net of tax, included in discontinued operations was $1.3 million or $0.13 per basic share from discontinued operations in 2004. The 2004 sale of the Sequa Can Machinery business resulted in an after-tax gain of $3.2 million or $0.31 per basic share.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

 The Board of Directors and Shareholders of Sequa Corporation

We have audited the accompanying consolidated balance sheet of Sequa Corporation and subsidiaries as of December 31, 2006 and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index.  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sequa Corporation and subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Shared-Based Payment," as of January 1, 2006 and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sequa Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

New York, New York

March 16, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Sequa Corporation

We have audited the accompanying consolidated balance sheet of Sequa Corporation and subsidiaries as of December 31, 2005 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2005.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sequa Corporation and subsidiaries at December 31, 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

March 2, 2006

SEQUA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	At December 31,
	2006	2005
	(Amounts in thousands,
	except share data)

ASSETS
Current assets
Cash and cash equivalents – non-restricted	$173,307	$289,218
Cash – restricted (Note 9)	-	28,407
Trade receivables, net (Note 2)	331,250	327,670
Unbilled receivables (Note 2)	73,185	40,126
Inventories (Note 3)	527,614	471,039
Assets of discontinued operations (Note 5)	-	6,761
Deferred income taxes (Note 10)	27,941	39,724
Other current assets	24,743	20,124
Total current assets	1,158,040	1,223,069

Investments
Investments and other receivables (Note 4)	121,013	105,210
Assets of discontinued operations (Note 5)	5,747	49,155
	126,760	154,365

Property, plant and equipment, net (Note 6)	455,541	427,101

Other assets
Goodwill (Note 7)	149,347	144,186
Deferred income taxes (Note 10)	50,732	32,202
Deferred charges and other assets (Note 8)	91,184	120,663
	291,263	297,051

Total assets	$2,031,604	$2,101,586

The accompanying notes are an integral part of the financial statements.

SEQUA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	At December 31,
	2006	2005
	(Amounts in thousands,
	except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt (Note 9)	$24,183	$43,304
Accounts payable	227,438	207,949
Taxes on income (Note 10)	19,850	27,564
Accrued expenses (Note 11)	172,013	176,396
Total current liabilities	443,484	455,213

Noncurrent liabilities
Long-term debt (Note 9)	740,751	884,831
Liabilities of discontinued operations (Note 5)	1,314	1,494
Other noncurrent liabilities (Notes 12 and 14)	100,985	93,267
Total noncurrent liabilities	843,050	979,592

Shareholders' equity (Notes 15, 16 and 17)
Preferred stock–$1 par value,
1,825,000 shares authorized, 735,000 shares of $5 cumulative convertible stock issued at December 31, 2005	-	735
Class A common stock–no par value,
50,000,000 shares authorized; 8,080,000 shares issued at December 31, 2006 and 7,506,000 shares issued at December 31, 2005	8,080	7,506
Class B common stock–no par value
10,000,000 shares authorized; 3,681,000 shares issued at December 31, 2006 and 3,719,000 shares issued at December 31, 2005	3,681	3,719
Capital in excess of par value	259,832	293,132
Retained earnings	490,848	425,406
Accumulated other comprehensive income	10,340	7,999

	772,781	738,497
Less: cost of treasury stock	27,711	71,716
Total shareholders' equity	745,070	666,781

Total liabilities and shareholders' equity	$2,031,604	$2,101,586

The accompanying notes are an integral part of the financial statements.

SEQUA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands, except per share data)

Sales	$2,183,816	$1,997,558	$1,864,063

Costs and expenses (Note 19)
Cost of sales	1,804,807	1,626,744	1,538,448
Selling, general and administrative	250,103	249,771	245,742
	2,054,910	1,876,515	1,784,190

Operating income	128,906	121,043	79,873

Other income (expense)
Interest expense	(72,843)	(72,293)	(72,037)
Interest income	8,178	5,146	4,183
Equity in income of unconsolidated joint ventures (Note 4)	19,420	15,592	9,767
Premium on redemption of Senior Notes	(4,343)	-	-
Other, net (Note 20)	4,480	(9,368)	(9,516)
	(45,108)	(60,923)	(67,603)
Income from continuing operations
before income taxes	83,798	60,120	12,270

Income tax (provision) benefit (Note 10)	(21,631)	(14,000)	400

Income tax (provision) on repatriation of foreign earnings (Note 10)	-	(9,100)	-

Income from continuing operations	62,167	37,020	12,670

Income (loss) from discontinued operations, net of income taxes (Note 5)	3,439	(9,697)	6,557

Net income	65,606	27,323	19,227

Preferred dividends	(164)	(1,833)	(2,064)

Premium on partial redemption of preferred stock	-	(655)	-

Net income available to common stock	$65,442	$24,835	$17,163

Basic earnings (loss) per share (Note 22)
Income from continuing operations	$5.56	$3.25	$1.01
Income (loss) from discontinued operations	0.31	(0.91)	0.63
Net income	$5.87	$2.34	$1.64

Diluted earnings (loss) per share (Note 22)
Income from continuing operations	$5.47	$3.23	$1.01
Income (loss) from discontinued operations	0.30	(0.91)	0.63
Net income	$5.77	$2.32	$1.64

The accompanying notes are an integral part of the financial statements.

SEQUA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
	Year Ended December 31,
	2006			2005(1)			2004(1)
	(Amounts in thousands)
Cash flows from operating activities
Income from continuing operations		$62,167			$37,020			$12,670
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization		82,374			80,103			89,566
Provision for losses on business transferred		-			6,195			-
Provision for losses on receivables		474			8,861			229
Premium on redemption of Senior Notes		4,343			-			-
Stock compensation expense amortization		1,678			-			-
Loss on sale of businesses		-			-			2,563
Gain on sale of assets and insurance recoveries		(9,041)			(1,407)			(818)
Equity in income of unconsolidated
joint ventures, net of earnings distributions		(5,013)			(7,912)			(2,922)
Other items not providing cash		(1,003)			1,930			2,824
Changes in operating assets and liabilities, net of businesses acquired and sold:
Receivables		(17,063)			(33,560)			(48,438)
Proceeds from accounts receivable sold		-			24,000			-
Accounts receivable settled		-			(24,000)			-
Inventories		(40,373)			(56,255)			(62,561)
Other current assets		(2,949)			5,689			8,885
Accounts payable and accrued expenses		(12,244)			41,050			46,908
Other noncurrent assets		(6,533)			-			-
Other noncurrent liabilities		(4,413)			(19,015)			(25,211)
Deferred income taxes		9,219			(6,307)			(13,730)
Net cash provided by continuing operations		61,623			56,392			9,965
Cash provided by (used for) discontinued operations		2,348			(634)			(15,646)
Net cash provided by (used for) operating activities		63,971			55,758			(5,681)

Cash flows from investing activities
Purchase of property, plant and equipment		(100,612)			(77,339)			(67,701)
Sale of property, plant and equipment and insurance recoveries		17,812			4,688			6,463
Sale of businesses, net of cash sold		-			-			73,771
Businesses purchased, net of cash acquired		(924)			(7,763)			(4,543)
Contributions to unconsolidated joint ventures		(1,362)			(1,886)			(2,527)
Other investing activities		(861)			5,166			(759)
Cash provided by discontinued operations		51,082			729			31,771
Net cash (used for) provided by investing activities		(34,865)			(76,405)			36,475

Cash flows from financing activities
Proceeds from debt		24,666			128,131			2,606
Payments of debt		(198,080)			(1,070)			(4,986)
Premium on redemption of Senior Notes		(4,343)			-			-
Payments of preferred dividends		(164)			(1,833)			(2,064)
Restricted cash		28,407			(11,118)			(8,359)
Other financing activities		6,679			2,107			4,416
Cash used for discontinued operations		-			-			(7,148)
Net cash (used for) provided by financing activities		(142,835)			116,217			(15,535)
Effect of exchange rate changes on cash and cash equivalents		(2,182)			(11,194)			5,310
			)
Net (decrease) increase in cash and cash equivalents		(115,911)			84,376			20,569
Cash and cash equivalents at beginning of year		289,218			204,842			184,273
Cash and cash equivalents at end of year		$173,307			$289,218			$204,842
Supplemental Cash Flow Information: Cash paid during the year for: Income Taxes Interest	$ $	(20,100 (75,080	) )	$ $	(21,729 (72,298	) )	$ $	(19,408 (72,023	) )

(1)

Revised to reconcile net income from continuing operations to net cash provided by operating activities.  Sequa had previously reconciled net cash provided by operating activities from income from continuing operations before income taxes.

The accompanying notes are an integral part of the financial statements.

SEQUA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

		Class A	Class B	Capital in		Accumulated Other		Total
	Preferred	Common	Common	Excess of	Retained	Comprehensive	Treasury	Shareholders'
	Stock	Stock	Stock	Par Value	Earnings	Income (Loss)	Stock	Equity

	(Amounts in thousands, except per share data)
Balance at December 31, 2003	$797	$7,321	$3,727	$290,043	$383,408	$(9,398)	$(77,807)	$598,091
Net income	-	-	-	-	19,227	-	-	19,227
Foreign currency translation adjustment	-	-	-	-	-	27,933	-	27,933
Unrealized loss on cash flow hedges, net of tax	-	-	-	-	-	(261)	-	(261)
Minimum pension liability adjustment	-	-	-	-	-	36,492	-	36,492
Tax provision on minimum pension liability adjustment	-	-	-	-	-	(12,772)	-	(12,772)
Comprehensive income								70,619
Stock options exercised	-	89	-	3,747	-	-	(228)	3,608
Stock grants	-	-	-	(102)	-	-	505	403
Tax benefit on stock options	-	-	-	404	-	-	-	404
Cash dividends: Preferred - $5.00 per share	-	-	-	-	(2,064)	-	-	(2,064)
Balance at December 31, 2004	797	7,410	3,727	294,092	400,571	41,994	(77,530)	671,061
Net income	-	-	-	-	27,323	-	-	27,323
Foreign currency translation adjustment	-	-		-	-	(42,493)	-	(42,493)
Minimum pension liability adjustment	-	-	-	-	-	13,071	-	13,071
Tax provision on minimum pension liability adjustment	-	-	-	-	-	(4,573)	-	(4,573)
Comprehensive income								(6,672)
Stock options exercised	-	88	-	3,833	-	-	(640)	3,281
Preferred Stock Conversion	(62)	-	-	(5,267)	(655)	-	5,984	-
Class B Common Stock Conversion	-	8	(8)	-	-	-	-	-
Stock grants	-	-	-	(41)	-	-	470	429
Tax benefit on stock options	-	-	-	515	-	-	-	515
Cash dividends: Preferred - $5.00 per share	-	-	-	-	(1,833)	-	-	(1,833)
Balance at December 31, 2005	735	7,506	3,719	293,132	425,406	7,999	(71,716)	666,781
Net income	-	-	-	-	65,606	-	-	65,606
Foreign currency translation adjustment	-	-		-	-	25,519	-	25,519
Unrealized gain on cash flow hedges	-	-	-	-	-	296	-	296
Tax provision for unrealized gain on cash flow hedges	-	-	-	-	-	(91)	-	(91)
Minimum pension liability adjustment	-	-	-	-	-	10,611	-	10,611
Tax provision on minimum pension liability adjustment	-	-	-	-	-	(3,715)	-	(3,715)
Comprehensive income								98,226
Unamortized pension	-	-	-	-	-	(44,137)	-	(44,137)
Tax benefit on unamortized pension	-	-	-	-	-	13,858	-	13,858
Stock options exercised	-	190	-	7,784	-	-	(200)	7,774
Stock grants	-	3	-	39	-	-	367	409
Stock grant compensation expense	-	-	-	36	-	-	-	36
Class B Common Stock Conversion	-	38	(38)	-	-	-	-	-
Tax benefit on stock options	-	-	-	2,393	-	-	-	2,393
Stock option compensation expense	-	-	-	1,678	-	-	-	1,678
Preferred stock retirement	(384)	-	-	(37,000)	-	-	37,384	-
Preferred stock conversion	(334)	343	-	(6,463)	-	-	6,454	-
Preferred stock redemption	(17)	-	-	(1,767)	-	-	-	(1,784)
Cash dividends: Preferred - $1.25 per share	-	-	-	-	(164)	-	-	(164)
Balance at December 31, 2006	$-	$8,080	$3,681	$259,832	$490,848	$10,340	$(27,711)	$745,070
The accompanying notes are an integral part of the financial statements.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements of Sequa Corporation (“Sequa”) include the accounts of all majority-owned subsidiaries except for a 52.6% owned component manufacturing operation, BELAC LLC ("BELAC"). The 52.6% ownership interest in BELAC does not equate to a controlling interest primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions. In addition, BELAC has been determined not to be a Variable Interest Entity (“VIE”) and therefore its financial statements are not required to be consolidated with those of Sequa under Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities," as amended.  BELAC is accounted for under the equity method as are investments in 20% to 50% owned joint ventures. All material accounts and transactions between the consolidated subsidiaries have been eliminated in consolidation.  Certain amounts in the 2005 and 2004 Consolidated Statement of Cash Flows have been reclassified for comparative purposes. The 2005 and 2004 Consolidated Statement of Cash Flows have been revised to reconcile income from continuing operations to net cash provided by operating activities.  Sequa had previously reconciled net cash provided by operating activities from income from continuing operations before income taxes.

     Sequa Receivables Corporation (“SRC”), a wholly owned special purpose corporation engaged in selling an undivided percentage ownership interest in Sequa's eligible trade receivables (see Note 2 for further discussion), is a VIE. SRC's assets are available to satisfy its obligations to the bank administered multi-seller commercial paper conduit, and SRC bears the risk of loss relative to uncollectible receivables. Sequa's trade receivables are net of receivables sold under SRC's Receivables Purchase Agreement (“RPA”).

     Income from discontinued operations, net of income taxes, in 2004 relates to the sales of Sequa Can Machinery, Inc. and its affiliated companies (collectively referred to as “Sequa Can Machinery”) and TurboCombustor Technology, Inc. (“TCT”), an affiliated subsidiary of Chromalloy Gas Turbine Corporation (“Chromalloy”) in 2004, and the sale of Atlantic Research Corporation's (“ARC”) propulsion business, including the shares of ARC UK Limited (collectively referred to as the “ARC propulsion business”) in 2003.

     On March 13, 2006, Sequa issued a Notice of Redemption to the holders of its $5.00 Cumulative Convertible Preferred Stock (the “Preferred Stock”) that stated on April 14, 2006, it would redeem all 351,140 outstanding Preferred Stock for a redemption price of $100 per preferred share, plus $1.01 per share in dividends accrued up to the redemption date (the “Redemption Price”).  The preferred shareholders had the right to convert any or all of their shares of Preferred Stock into Class A common stock at a 1.322 conversion rate in accordance with the terms of the Certificate of Designation. In addition, Sequa retired the 383,990 shares of the Preferred Stock being held in a treasury account on March 14, 2006.  As of the redemption date of April 14, 2006, 334,086 shares of Preferred Stock were converted by the shareholders.   As a result, Sequa redeemed the remaining 17,054 outstanding shares of Preferred Stock at the Redemption Price for approximately $1,723,000, which is included in Other financing activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2006.

     In the fourth quarter of 2005, Sequa repatriated $184,800,000 in the form of a dividend from various foreign operating units under the guidelines of the American Jobs Creation Act of 2004 (the “Act").  The Act provided for a special one-time 85% dividends-received deduction on certain foreign dividends paid in 2005 provided the criteria outlined in the tax law are met.  Under the Act, use of the repatriated funds may include the domestic expansion of production, payment and training of domestic workers and the retirement of debt.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   Of the $184,800,000 repatriated under the Act, $84,800,000 represented available cash on hand at certain foreign operations, and the remaining $100,000,000 was available through a December 21, 2005 foreign loan agreement designed to maximize the extent of accumulated foreign earnings that could be repatriated under the Act.  Due to the complexities of foreign and domestic tax issues associated with the repatriation, and the associated need to restructure certain lines of foreign ownership, a $27,974,000 short-term loan existed at December 31, 2005 between a Thailand subsidiary of Chromalloy and Bangkok Bank.  A $28,407,000 restricted cash balance resided within Thailand as collateral for principal and interest owed on the Bangkok Bank loan, which was paid in full in the first quarter of 2006.  See Note 9, Indebtedness, for additional information.

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

Property, Plant and Equipment, Net

     For financial reporting purposes, Sequa computes depreciation using a units-of-production method for automotive airbag inflator component production lines. Sequa uses a straight-line method for its remaining assets over the estimated useful lives of such assets as follows: land improvements, 20 years; buildings and improvements, 20 to 40 years; and machinery and equipment, 2 to 12 years.  Leasehold improvements are amortized over their estimated useful lives or the terms of the leases, whichever is shorter.  Repairs and maintenance are charged to operations as incurred, and expenditures for additions and improvements are capitalized at cost.

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

     Interest costs incurred on significant construction projects have been capitalized and historically have not been material to the consolidated financial statements.

Goodwill

     Sequa follows Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (“SFAS No. 142”), which establishes specific guidelines for use in evaluating the impairment of goodwill.  Sequa conducts an impairment evaluation for goodwill annually, or more frequently, if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared with the carrying amount of the goodwill and an impairment charge is recorded for the difference.  Sequa reviewed its goodwill as of October 1, 2006, 2005 and 2004 and determined that no impairment of goodwill had occurred.

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

     Foreign exchange gains and losses incurred on foreign currency transactions are included in net income.  Aggregated net foreign exchange gain included in net income for the year ended December 31, 2006 was $574,000. Aggregated net foreign exchange losses included in net income for the years ended December 31, 2005 and 2004 were $404,000 and $49,000, respectively.

Derivative Financial Instruments

     Derivative financial instruments are utilized to manage foreign exchange and natural gas price risks. Sequa has established a control environment which assigns senior executives, and in certain instances operational management responsibility for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Sequa does not buy, hold or sell derivative financial instruments for trading purposes.

     Gains and losses on short-term forward foreign exchange contracts and derivatives thereof, used by Sequa to manage its exposure to exchange rate fluctuations on certain recognized assets and liabilities denominated in a currency other than the functional currency, are recorded as offsets to the losses and gains reported in earnings upon remeasurement of such assets or liabilities into the functional currency. Gains and losses on short-term forward foreign exchange contracts used to hedge the fair value of certain firm sales commitments with third parties are recognized in earnings, as are the losses and gains on the related firm commitment.

     Forward foreign exchange contracts and derivatives thereof are used to hedge the cash flows of certain forecasted sales and intercompany firm sales commitments. These contracts are primarily short term in nature with the maximum hedge period not exceeding two years. Gains and losses on these contracts, representing the effective portion of the hedging activity are reported in Accumulated Other Comprehensive Income. These deferred gains and losses are recognized in operating income in the period in which the sale is recognized. Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Income in the period they occur. Other, net in the Consolidated Statement of Income includes income of $249,000 in 2006, $894,000 in 2005 and expense of $2,514,000 in 2004, related to the fair market valuation of forward foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting.

     Gains and losses on natural gas swaps that are highly effective in hedging the cash flow variability of certain anticipated purchases are deferred and included as a component of Accumulated Other Comprehensive Income until the purchase is consummated and the deferred gains and losses are recognized in operating income. At December 31, 2006, there was one natural gas swap agreement outstanding for 100,000 mmbtu which settled in January 2007.  Gains and losses on the fair market value of natural gas swaps that do not qualify for hedge accounting are reported in earnings as a component of Other, net.

Environmental Remediation and Compliance

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In 2006, 2005 and 2004, Sequa recorded charges of $3,800,000, $1,500,000 and $2,500,000, respectively, to increase its accruals for remediation costs. Of the total 2004 charge, $1,000,000 was included in the results of discontinued operations and relates to the ARC propulsion Gainesville, Virginia facility. Sequa has placed its insurance carriers on notice of a claim with respect to certain contamination and Sequa's present accruals do not consider possible recoveries from such carriers. At December 31, 2006, the range of probable exposure for all remediation costs, excluding financial liabilities assumed by GenCorp Inc.'s Aerojet General Corporation subsidiary (“Aerojet”), to whom the ARC propulsion business was sold, is estimated to range from $11,300,000 to $14,800,000, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $12,800,000. These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities. Actual costs to be incurred at identified sites in future periods may vary from these estimates, given inherent uncertainties in evaluating environmental exposures. Sequa anticipates that remedial cash expenditures will be between $5,100,000 and $7,000,000 in 2007.

Revenue Recognition

     Generally, sales are recorded when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collectibility is reasonably assured and the services have been rendered or the products have been shipped and risk of loss has transferred to the customer.

     The Industrial Machinery segment, which consists solely of MEGTEC Systems, Inc., manufactures and sells large industrial equipment.  For contracts that include multiple deliverables, such as installation, repair, training, aftermarket supplies or service, Sequa applies the guidance in Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables” to determine whether the contract or arrangement contains more than one unit of accounting.  An arrangement is separated if: (1) the delivered element(s) has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of the undelivered element(s); and (3) the arrangement includes a general right of return relative to the delivered element(s), delivery or performance of the undelivered element(s) is considered probable and is substantially in the control of Sequa.  If all three criteria are met, the appropriate revenue recognition convention is then applied to each separate unit of accounting.  The total arrangement consideration is allocated to the separate units of accounting based on each component’s objectively determined fair value, such as sales prices for the component when it is regularly sold on a stand-alone basis or third-party prices for similar components.  If all three criteria are not met, revenue is deferred until such criteria are met or until the period in which the last undelivered element is delivered. The amount allocable to the delivered elements is limited to the amount that is not contingent upon delivery of additional elements or meeting other specified performance conditions.

     The Aerospace Segment, which consists solely of Chromalloy, provides repair and overhaul services to commercial airline customers, certain of which services are provided under long term materials-by-the-hour and power-by-the-hour contracts.  Sequa applies the proportional performance method to recognize revenue under these contracts.  Revenue is recognized as units are delivered based on the relative fair value in proportion to the total estimated contract consideration or, in the case when the services are similar, based on an allocation of total contract revenue.  Accounting for these contracts involves management judgment in estimating total contract consideration and applying the relative fair value to the services provided.  Total contract consideration is estimated by applying a contractual billing rate per flight hour to the customer’s estimated total flight hours of a defined fleet over the term of a contract.  The services to be provided over the term of a contract are estimated from the frequency and extent of maintenance and overhaul requirements which are based on historical performance trends and regulatory guidelines. Significant factors that influence these estimates primarily include flight hour assumptions and fleet utilization.

     As of December 31, 2006 and December 31, 2005, unbilled revenues recorded as an asset in relation to these contracts were $66,967,000 and $39,333,000, respectively.  The unbilled asset balance represents the cumulative difference between revenue recognized for delivered items and the amounts billed under the hourly billing arrangements in our contracts based on flight hours less any amounts of revenue that are deferred because they are not contractually recoverable.  The unbilled balance is reviewed on a quarterly basis to ensure that the amounts are recoverable based on performance under the contract.

     Previously, Sequa had applied the Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” to these contracts.  In the fourth quarter of 2006, Sequa changed its accounting for these contracts to adopt a proportional performance model in accordance with Staff Accounting Bulletin (“SAB”) Topic 13.  Sequa believes that this change is preferable as it better reflects its performance over the term of the contracts.  This change in accounting principle did not have an impact on the financial statements in any of the periods presented.  Sequa believes no restatement is required per Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.”

Research and Development

     Research and development costs are charged to expense as incurred and amounted to $15,876,000 in 2006, $17,004,000 in 2005 and $16,400,000 in 2004.

Stock-Based Compensation

     On December 16, 2004, Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), "Share-Based Payment," was issued. The approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure, required under SFAS No. 123, is no longer an alternative. In April 2005, the Securities and Exchange Commission (“the SEC”) issued a final release amending Regulation S-X to postpone the date for compliance with SFAS No. 123(R) for registrants not defined as small business issuers.  Sequa was required to adopt SFAS No. 123(R) in its first fiscal year after June 15, 2005 and, therefore, Sequa adopted SFAS No. 123(R) on January 1, 2006.  See Note 16, Share-Based Payments, for additional information.

     For the years ended December 31, 2005 and 2004, had compensation cost for Sequa's stock option plans been determined using the fair value method under SFAS No. 123, "Accounting for Stock-Based Compensation," Sequa's income (loss) from continuing operations and related earnings (loss) per share would have been affected as follows:

	Year Ended December 31,
	2005	2004
	(Amounts in thousands,
	except per share data)
Reported income from continuing operations	$37,020	$12,670
Stock-based compensation, net of related tax effects, under SFAS No. 123	(1,513)	(1,562)
Adjusted income from continuing operations	$35,507	$11,108
Basic income per share: Reported earnings from continuing operations	$3.25	$1.01
Stock-based compensation, net of related tax effects, under SFAS No. 123	(0.14)	(0.15)
Adjusted income from continuing operations	$3.11	$0.86
Diluted income per share: Reported earnings from continuing operations	$3.23	$1.01
Stock-based compensation, net of related tax effects, under SFAS No. 123	(0.14)	(0.15)
Adjusted income from continuing operations	$3.09	$0.86

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. In 2005, 3,500 options were granted and no options were granted in 2006 and 2004. The model's weighted average assumptions for 2005 were as follows: expected option life of four years, risk-free interest rate of 3.71%, expected volatility of 36.69%, and expected dividend yield of 0%.

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

Note 2.  Trade Receivables, Net and Unbilled Receivables

     SRC, a special purpose corporation wholly owned by Sequa, has a RPA that extends through May 8, 2009, as amended on October 4, 2006. Under the RPA, SRC may sell an undivided percentage ownership interest, up to a maximum participation of $75,000,000 in Sequa's eligible trade receivables through a bank-administered multi-seller commercial paper conduit. The RPA was amended twice in the second quarter of 2005, first to include certain foreign trade receivables in order to broaden the total pool of eligible trade receivables and, second, to terminate the participation of two parties to the agreement, leaving one sole administrator of the commercial paper conduit, which resulted in a reduction of the facility and usage fees.  The RPA was further amended in October 2005 to exclude from eligibility receivables of Delta Airlines, Inc. (“Delta”), Northwest Airlines Corporation (“Northwest”), and Delphi Automotive Systems (“Delphi”), all of which filed for voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”).  The RPA was amended again in April 2006 to reinstate United Airlines as an eligible receivable and in October 2006 to extend the terms of the RPA.  Sequa's availability under the RPA as of December 31, 2006 is approximately $50,900,000.  A back-up liquidity line provided by the bank is annually renewable at the bank's option and contains a net worth covenant applicable to Sequa.  The sale of receivables through the bank administered conduit is funded through the sale of A1/P1 rated commercial paper. SRC pays a facility fee of 0.55% per annum plus 0.40% per annum above the commercial paper rate based on usage. SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125," transactions under the RPA qualify as a sale of receivables. At December 31, 2006 and 2005, no trade receivables were sold under the RPA.  However, amounts were sold and settled in full during 2005, resulting in $165,000 of expense recorded in Other, net in the Consolidated Statement of Income in 2005.  No expenses were incurred in 2006 and 2004.

     Trade receivables at December 31, 2006 and 2005 are reduced by allowances for doubtful accounts of $6,971,000 and $15,465,000, respectively.  In 2005, the allowance for doubtful accounts included $5,579,000 related to certain pre-petition receivables of Delta and Northwest, both of which filed voluntary petitions for reorganization under Chapter 11 on September 14, 2005.  In 2006, all rights, title and interest in $10,989,000 of pre-petition accounts receivable were sold at a discount.

     Unbilled receivables primarily relate to the Aerospace segment’s materials-by-the-hour and power-by-the-hour contracts.  See Note 1, Summary of Significant Accounting Policies, for additional information.

Note 3.  Inventories

     The components of inventories are as follows:

	At December 31,
	2006	2005
	(Amounts in thousands)
Finished goods	$250,881	$209,020
Work in process	140,477	135,337
Raw materials	149,995	146,413
Customer deposits	(13,739)	(19,731)
	$527,614	$471,039

Note 4.  Investments and Other Receivables

     Sequa's investments and other receivables consist of the following items:

	At December 31,
	2006	2005
	(Amounts in thousands)
Investments in unconsolidated joint ventures	$86,497	$75,887
Cash surrender value of corporate-owned
life insurance	24,142	19,894
Investment in TCT Acquisition, Inc.	5,195	5,195
Other receivables	5,179	4,234
	$121,013	$105,210

     Investment in unconsolidated joint ventures. Sequa has investments in numerous unconsolidated joint ventures, primarily in the Aerospace segment.

     Chromalloy is a partner in joint ventures aimed at strengthening its ties to certain original equipment manufacturers (“OEMs”) and airline customers, as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements. Sequa's investment in Chromalloy's joint ventures was $81,758,000 and $74,427,000 at December 31, 2006 and 2005, respectively. The combination of income and losses of Chromalloy's joint ventures was equity income of $19,602,000 in 2006, $15,805,000 in 2005 and $10,307,000 in 2004. The largest of the Chromalloy joint ventures are discussed in the following paragraphs.

     Chromalloy and Siemens Westinghouse Power Corporation and Siemens Aktiengesellschaft (collectively referred to as Siemens) have joint ownership of four operating companies.  Three of the companies provide service and repairs for heavy industrial gas turbines manufactured by other companies, and for gas turbines based on the mature technologies of Siemens and its affiliates.  These three operating companies are: TurboCare Gas Turbine Services LLC (“TCGTS”), Turbine Services Ltd (“TS”) and Gas Turbine Technologies, S.p.A. (“GTT”).  The fourth operating company, Turbine Airfoil Coating and Repair, LLC (“TACR”), provides coating and component services on Siemen's advanced engines.  Chromalloy has a 49% ownership interest in TCGTS, which serves the North, Central and South American markets.  Chromalloy has a 51% ownership interest in, and operating control over, TS which has operating assets in the UK and Thailand and serves Europe, the Far East and Middle East.  The financial statements of TS are consolidated with those of Sequa, and a Siemens minority interest is reflected.  MJB International Limited (“MJB”), a partnership with Al Masaood, is 49% owned by TS and provides repair and maintenance services for industrial gas turbines from a facility in the United Arab Emirates.  Sequa has guaranteed a new bank line of credit, restructured in the second quarter of 2006  to replace the existing line of credit, for MJB, up to $6.8 million.  At December 31, 2006, $2.2 million was outstanding under this facility.  Chromalloy has a 20% ownership interest in GTT, which serves Italy and certain other countries.  Chromalloy has a 49% ownership interest in TACR.

     Chromalloy has a 52.6% ownership interest in BELAC, a component manufacturing operation that produces new replacement parts for jet engines. The 52.6% ownership interest does not equate to a controlling interest, primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions. While Chromalloy's partners in this joint venture are major commercial airlines, whose industry has been under significant pressures, management believes that the venture is adequately capitalized to carry on its principal operations without additional subordinated financial support. At December 31, 2006, Sequa's investment in BELAC totaled $10,192,000.  BELAC is not a variable interest entity as defined in Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities," and therefore its financial statements are not consolidated with those of Sequa.

     Chromalloy has two 50/50 joint ventures with Rolls-Royce plc: Turbine Surface Technologies Ltd (“TSTL”), which provides advanced coatings for Rolls-Royce turbine components, and Turbine Repair Technologies Ltd (“TRTL”), which provides advanced component repair services for certain Rolls-Royce engines. Sequa has guaranteed 50% of TSTL's future lease payments under the terms of a capitalized lease as well as 50% of an overdraft facility for its TSTL joint venture.  Total amounts subject to the guarantees may not exceed 9.3 million British pounds, as adjusted for a new overdraft facility entered in June 2006 and a previously expired portion of the guarantee. At December 31, 2006, 6.0 million British pounds were outstanding related to the guarantees.

     Advanced Coatings Technologies (“ACT”), a 50%-owned joint venture with United Technologies Corporation, owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts.  In January 2007, Chromalloy and Pratt & Whitney announced plans to expand the ACT joint venture by opening a new facility which will double the capacity of the existing operation.

     Summarized financial information for Sequa's joint ventures in the aggregate is as follows:

	At December 31,
	2006	2005
	(Amounts in thousands)
Balance sheet
Current assets	$235,462	$174,753
Noncurrent assets	134,219	117,572
Current liabilities	81,836	64,623
Noncurrent liabilities	85,702	60,257

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Statement of Income
Sales	$350,870	$310,033	$275,742
Operating income	47,871	43,418	31,676
Net income	41,178	34,548	24,552

Transactions between Sequa and the unconsolidated joint ventures represent approximately 1% of consolidated sales and purchases in each of the three years presented above.

Note 5.  Discontinued Operations

     During 1991, Sequa adopted a formal plan to divest the investment portfolio of its leasing subsidiary, Sequa Capital Corporation (“Sequa Capital”), and to classify it as a discontinued operation.  In 2006, the remaining investments in leveraged leases, with an aggregate net book value of $42,681,000, were sold for net cash proceeds of $46,992,000.  Sequa recognized a net after-tax gain on the sales of $3,439,000 (pre-tax gain of $4,311,000) in discontinued operations in 2006.

     On September 14, 2005, Delta Airlines, Inc. and certain of its subsidiaries ("Delta") filed a voluntary petition for reorganization under Chapter 11.  Sequa Capital held an investment in an aircraft leveraged lease with Delta with a net amount of $13,884,000 at September 14, 2005.  Sequa Capital determined that this investment was fully impaired as a result of the bankruptcy filing.  The after-tax charge to discontinued operations amounted to $9,697,000 in 2005.

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

     On October 17, 2003, Sequa, through its ARC subsidiary, completed the sale of the ARC propulsion business. The sale to Aerojet was pursuant to an agreement entered into by ARC on May 2, 2003.   ARC propulsion expense, net of tax, included in discontinued operations was approximately $1,600,000 in 2004.  The 2004 expense relates to environmental and other cleanup costs at the former Gainesville, Virginia facility, net of a purchase price adjustment.

     Assets and liabilities of discontinued operations are separately presented in the Consolidated Balance Sheet. The components of discontinued operations included in the Consolidated Balance Sheet are as follows:

	At December 31,
	2006	2005
	(Amounts in thousands)

Current assets:
Investment in leveraged leases	$-	$6,761
Total current assets	$-	$6,761

Long-term assets:
Investment in leveraged leases	$-	$42,512
Other assets	5,747	6,643
Total long-term assets	$5,747	$49,155

Noncurrent liabilities:
Other liabilities	$1,314	$1,494
Total noncurrent liabilities	$1,314	$1,494

     Income (loss) from discontinued operations relates to the 2006 sales of the remaining investment in leveraged leases; in 2005 the write-off of the net investment in the Delta lease; and in 2004 to the sales of Sequa Can Machinery, TCT and the ARC propulsion businesses, and can be summarized as follows:

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Sales	$-	$-	$55,967
Costs and expenses	-	-	52,141
Operating income	-	-	3,826
Other income	-	-	97
Income before income taxes	-	-	3,923
Income tax provision	-	-	(1,700)
Income before gain on sale	-	-	2,223
Gain on sale of businesses, net of tax	-	-	4,334
Income from discontinued operations before write-offs and sales of leveraged lease portfolio	-	-	6,557
Write-off of leveraged lease portfolio, net of tax	-	(9,697)	-
Sales of leveraged lease portfolio, net of tax	3,439	-	-
Income (loss) from discontinued operations	$3,439	$(9,697)	$6,557

Note 6.  Property, Plant and Equipment, Net

     Property, plant and equipment, net consists of the following:

	At December 31,
	2006	2005
	(Amounts in thousands)
Land and improvements	$26,374	$28,164
Buildings and improvements	237,848	243,099
Machinery and equipment	1,054,346	979,425
Construction in progress	44,051	36,624
	1,362,619	1,287,312
Accumulated depreciation	(907,078)	(860,211)
	$455,541	$427,101

     Depreciation expense for the full year ended December 31 was $76,314,000 in 2006, $74,566,000 in 2005 and $82,795,000 in 2004.

Note 7.  Goodwill

     Pursuant to SFAS No. 142, goodwill is to be reviewed for impairment on an annual basis. Sequa has selected October 1 as the date for subsequent reviews. Sequa reviewed its goodwill as of October 1, 2006, 2005 and 2004 and determined that no impairment of goodwill had occurred.

     The $5,161,000 increase in goodwill in the Consolidated Balance Sheet is composed as follows:  a $3,102,000 increase attributable to foreign currency translation adjustments; $1,881,000 attributable to the acquisition of a small solvent recovery business in the Industrial Machinery segment in the second quarter 2006; and $178,000 attributable to a purchase price adjustment related to a small manufacturer of test products used by the detergent and chemical industry.

Note 8.  Deferred Charges and Other Assets

     Deferred charges and other assets consist of the following items:

	At December 31,
	2006	2005
	(Amounts in thousands)
Prepaid pension cost	$74,476	$105,799
Debt issuance costs	7,057	10,827
Trademarks	1,125	1,332
Other	8,526	2,705
	$91,184	$120,663

See Note 14, Pension Plans and Postretirement Benefits, regarding adoption of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” and the impact on classification of unrecognized gains and losses of defined benefit plans.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.  Indebtedness

     Long-term debt is as follows:

	At December 31,
	2006	2005
	(Amounts in thousands)
Senior Unsecured Notes, at 9%, due 2009	$498,000	$498,000
Senior Unsecured Notes, at 8 7/8%, due 2008	199,140	299,500
Barclays term loan facility, due 2010	60,911	99,386
Barclays revolving credit facility	-	3,330
Bangkok Bank	-	27,974
Discount on Senior Unsecured Notes	(911)	(55)
Foreign Line of Credit facilities	7,794	-
	764,934	928,135
Less current maturities	(24,183)	(43,304)
	$740,751	$884,831

     The aggregate maturities of total long-term debt during the next five years are: $24,182,000 in 2007; $211,159,000 in 2008; $510,020,000 in 2009; $20,480,000 in 2010; and $4,000 in 2011, excluding the amortizable discount associated with the 9% and 8 7/8 % Senior Unsecured Notes.

     During 2006, Sequa purchased $100,360,000 in aggregate of the 8.875% Senior Notes, maturing April 2008, at an average premium of $104.4 in unsolicited offers, resulting in a recognized loss of $4,343,000.

     On December 21, 2005, certain foreign units in the Specialty Chemicals and Aerospace segments, each of which are indirect, wholly owned foreign subsidiaries of Sequa, and Sequa, as agent for such subsidiaries, entered into a Facility Agreement (the “Facility Agreement”) with Barclays Bank PLC  (“Barclays”) acting as agent and Security Agent for further syndication and arranged by Barclays Capital.  The Facility Agreement is composed of a $100,000,000 five-year term, variable rate, multicurrency loan with quarterly principal repayments of $3,000,000; a $35,000,000 five-year term revolving credit facility available to the participating foreign subsidiaries; and a $50,000,000 five-year term letter of credit facility, which replaced Sequa’s previous letter of credit facility.  Borrowings under the Facility Agreement bear interest at the London Interbank Offered Rate (LIBOR) plus an incremental margin ranging from 1.25% to 1.75% based on certain financial covenants.  The average interest rate for borrowings under the Facility Agreement was approximately 6.23% for the year ended December 31, 2006.

     The Facility Agreement is secured by the assets of the Specialty Chemicals segment as well as certain foreign operations of the Aerospace segment.  The Facility Agreement is subject to financial covenants relating to the participating subsidiaries, including, as defined by the terms of the Facility Agreement, ratios of Net Borrowings to EBITDA; EBITDA to Interest Expense; Cash Flow to Senior Debt Service; and Cash Flow to Total Debt Service.  Operating restrictions, with specified allowed maximums as defined in the Facility Agreement, include amounts to be expended on mergers and acquisitions, investments in joint ventures, inter company loans, capital lease obligations and guarantees. The proceeds of the $100,000,000 five-year term loan were repatriated to the United States as part of Sequa’s program to maximize the extent of accumulated foreign earnings that were repatriated in 2005 under the American Jobs Creation Act of 2004.

     Due to the complexities of foreign and domestic tax issues associated with the repatriation, and the associated need to restructure certain lines of foreign ownership, a $27,974,000 short-term loan existed at December 31, 2005 between a Thailand subsidiary of Chromalloy and Bangkok Bank.  A $28,407,000 restricted cash balance resided within Thailand as collateral for principal and interest owed on the Bangkok Bank loan, which was repaid in full in the first quarter of 2006.

     In November 2005, Sequa purchased $500,000 of the outstanding 8.875% Senior Unsecured Notes at 103.5% of face value.

Note 10.  Income Taxes

     The components of income (loss) from continuing operations before income taxes were:

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Domestic	$18,120	$(9,902)	$(47,381)
Foreign	65,678	70,022	59,651
	$83,798	$60,120	$12,270

     The income tax provision (benefit) related to continuing operations consisted of:

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)
United States Federal
Current	$848	$(821)	$950
Deferred	4,545	(2,599)	(18,153)
State and local	(129)	(2,566)	914
Foreign	16,367	19,986	15,889
	$21,631	$14,000	$(400)

     The income tax provision (benefit) related to continuing operations is different from the amount computed by applying the US Federal statutory income tax rate of 35% to income (loss) from continuing operations before income taxes. The reasons for this difference are as follows:

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Computed income taxes at statutory rate	$29,329	$21,042	$4,295
State and local taxes, net of Federal income
tax benefit	(84)	(1,668)	594
Foreign subsidiaries at different tax rates	(3,591)	(2,912)	(2,983)
Foreign losses/(earnings) not benefited/(provided)	(3,465)	(1,976)	(2,164)
Adjustment to net operating loss carryforward due to
completion of Internal Revenue Service audits	-	-	2,810
Reversal of reserves	-	(1,900)	-
Extraterritorial income	(577)	(336)	(289)
Other, net	19	1,750	(2,663)
	$21,631	$14,000	$(400)

     In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) was issued.  FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 also prescribes a two-step evaluation process for tax positions.  The first step is recognition and the second is measurement.  For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

     Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption.  The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Accordingly, Sequa plans to adopt FIN 48 on January 1, 2007.  As a result of the adoption of FIN 48, Sequa expects to recognize an increase of approximately $20,000,000 to its reserve for certain tax benefits, which will be recorded as a reduction to the January 1, 2007 balance of retained earnings.

     In 2005, Sequa reversed $800,000 of income tax reserves no longer required based on a current analysis of probable exposures and $1,100,000 of income tax reserves related to the satisfactory resolution of a state tax matter.

     In the fourth quarter of 2004, the American Jobs Creation Act of 2004 (the “Act”) was passed, which provided a special one-time 85% dividends received deduction on the repatriation of certain foreign dividends paid by December 31, 2005, provided the criteria outlined in the tax law were met.  Detailed guidance was subsequently issued by the Internal Revenue Service (“IRS”) on January 13, 2005.  In December 2004, the FASB issued FASB Staff Position 109-2, which provided interpretative guidance in connection with accounting for the impact of the Act.

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

     As of December 31, 2006, no provision has been made for US or additional foreign taxes on $188,293,000 of undistributed earnings of foreign subsidiaries. Sequa intends to permanently reinvest these earnings in its foreign operations, except where future opportunities exist whereby such earnings may be repatriated without any material incremental tax provision.

     The deferred tax provision represents the change in deferred tax assets and liabilities from the beginning of the year to the end of the year resulting from changes in the temporary differences between the financial reporting basis and the tax basis of Sequa's assets and liabilities.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities are as follows:

	At December 31, 2006
	Deferred	Deferred
	Tax	Tax
	Assets	Liabilities
	(Amounts in thousands)

Accounts receivable allowances	$1,896	$-
Inventory valuation differences	14,686	1,213
Depreciation	6,941	33,532
Amortizable assets including goodwill	8,512	4,479
Accruals not currently deductible for tax purposes	30,360	-
Pension liability	10,747	26,018
Tax net operating loss carryforward	63,938	-
Alternative minimum tax credit carryforward	30,180	-
Other tax credit carryforwards	19,801	-
All other	21,796	31,869
Subtotal	208,857	97,111
Valuation allowance	(38,891)	-
Total deferred taxes	$169,966	$97,111

	At December 31, 2005
	Deferred	Deferred
	Tax	Tax
	Assets	Liabilities
	(Amounts in thousands)

Accounts receivable allowances	$4,410	$-
Inventory valuation differences	14,731	678
Depreciation	9,954	34,124
Amortizable assets including goodwill	8,510	3,677
Lease and finance transactions	-	31,439
Accruals not currently deductible for tax purposes	34,770	-
Pension liability	15,224	42,207
Tax net operating loss carryforward	94,817	-
Alternative minimum tax credit carryforward	29,193	-
Other tax credit carryforwards	15,310	-
All other	18,441	19,591
Subtotal	245,360	131,716
Valuation allowance	(41,718)	-
Total deferred taxes	$203,642	$131,716

     At December 31, 2006, the net noncurrent deferred tax liabilities of $5,819,000 are included in other noncurrent liabilities in the accompanying Consolidated Balance Sheet.

     In 2004, a valuation allowance was established to reduce the deferred tax asset recorded for certain tax credits that may expire unutilized and to reduce the tax benefit recorded for a portion of the cumulative losses of foreign subsidiaries. The alternative minimum tax credit carryforward does not expire and can be carried forward indefinitely. Sequa has a domestic tax net operating loss carryforward of $97,378,000 at December 31, 2006 that expires in 2021 through 2024.

     Management believes that its domestic net operating loss carryforwards will be utilized before their expiration through future reversals of existing taxable temporary differences, future earnings and available tax planning strategies. Sequa's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions; the state of the airline industry and other major markets; competitive pressures on sales and margins; and other factors beyond management's control. There can be no assurance that Sequa will meet its expectations for future domestic taxable income in the carryforward period or that available tax strategies can be enacted. However, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income and available tax strategies will be sufficient to fully realize the domestic net operating loss carryforwards at December 31, 2006.

     Sequa has a number of open tax audits in various tax jurisdictions.  A number of years may elapse before a particular matter, for which Sequa has established a reserve, is audited and finally resolved.  While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, Sequa believes its reserves reflect  its current best estimate of the probable exposure related to known tax contingencies.  Sequa adjusts these reserves, as well as the related interest, in light of changing facts and circumstances.  Sequa’s tax reserves, covering all federal, state and foreign jurisdictions, are presented on the accompanying Consolidated Balance Sheet in Taxes on income.

Note 11.  Accrued Expenses

     Sequa's accrued expenses consist of the following items:

	At December 31,
	2006	2005
	(Amounts in thousands)
Salaries and wages	$57,305	$55,914
Interest	23,200	25,437
Customer rebates	16,449	15,827
Warranty	11,668	9,253
Taxes other than income	6,557	5,274
Current portion of casualty insurance liabilities	6,000	6,600
Current portion of environmental liabilities	6,000	6,200
Insurance	5,813	5,046
Royalties	3,795	3,319
Customer deposits	3,604	4,423
Current portion of pension liabilities	2,741	6,000
Restructuring	2,207	875
Billings in excess of revenues	121	4,963
Other	26,553	27,265
	$172,013	$176,396

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

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Warranty reserves at beginning of year	$10,369	$9,609	$8,628
Warranties issued	9,490	7,725	7,004
Settlements issued	(7,465)	(6,152)	(5,861)
Changes in liability for pre-existing warranties,
including expirations	(120)	(154)	(527)
Foreign currency translation adjustments	677	(659)	365
Warranty reserves at end of year	12,951	10,369	9,609
Long-term portion	(1,283)	(1,116)	(975)
Current portion	$11,668	$9,253	$8,634

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

Note 12.  Other Noncurrent Liabilities

     Sequa's other noncurrent liabilities consist of the following items:

	At December 31,
	2006	2005
	(Amounts in thousands)
Defined benefit pension plans	$24,711	$29,772
Minority interest	29,488	25,129
Environmental liabilities	5,908	6,837
Casualty insurance liabilities	11,771	9,357
Other	29,107	22,172
	$100,985	$93,267

Note 13.  Financial Instruments

     Sequa utilizes forward foreign exchange contracts and derivatives thereof to reduce exposure to foreign currency fluctuations on certain existing assets and liabilities, firm commitments and anticipated transactions. Sequa also utilizes natural gas swap agreements to convert a portion of its estimated natural gas requirements to fixed rates. Sequa's accounting policies with respect to these financial instruments are described in Note 1 to these Consolidated Financial Statements. At December 31, 2006 and December 31, 2005, Sequa had forward foreign exchange contracts and derivatives thereof with notional amounts primarily denominated in Euros: 10,285,000 and 21,348,000, respectively; in US dollars: 31,320,000 and 13,339,000, respectively; and in Swedish krona: 30,643,000 and 0, respectively. At December 31, 2006 Sequa had one natural gas swap agreement outstanding with a notional amount of $670,000, which settled in January 2007, to cover a portion of its natural gas requirements.  No natural gas swaps were outstanding as of December 31, 2005.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following table presents the carrying amounts and fair values of Sequa's derivative and non-derivative financial instruments:

	At December 31,
	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Amounts in thousands)
Assets
Cash and cash equivalents	$173,307	$173,307	$289,218	$289,218
Forward foreign exchange
contracts	581	581	893	893
Liabilities
Current and long-term debt	764,934	807,177	928,135	970,050
Forward foreign exchange
contracts	373	373	397	397
Natural gas swap	86	86	-	-

     The fair value of cash and cash equivalents approximates the carrying amount due to the short maturity of those instruments. The fair value of Sequa's debt is primarily based upon quoted market prices of publicly traded securities, except the $100,000,000 debt issuance with Barclays effective December 21, 2005 with variable interest rates, which carrying amount approximates fair value at December 31, 2006. The fair value of forward foreign exchange contracts and derivatives thereof is based on fair market valuations.

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

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In September 2006, Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), was issued.  SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on its balance sheet.  Changes in the funded status are to be recognized through comprehensive income in the year in which the changes occur.  In addition, SFAS 158 requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions.  An employer with publicly traded equity securities is required initially to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006 (“Phase I”).  Accordingly, Sequa adopted Phase I of SFAS 158 at December 31, 2006.  Sequa measures the funded status of its plans as of December 31 (its fiscal year-end).  Summarized information for Sequa’s December 31, 2006 implementation of SFAS 158 for defined benefit plans is as follows:

Amounts Recognized in Balance Sheet	Balance, Pre-SFAS 158 adjustment	SFAS 158 adoption adjustment	Ending Balance
	(Amounts in thousands)

Noncurrent pension assets	$117,421	$(42,945)	$74,476
Deferred tax assets	36,874	13,858	50,732
Total assets	2,060,691	(29,087)	2,031,604

Liability for pension benefits	(26,333)	(1,120)	(27,453)
Total liabilities	(1,285,414)	(1,120)	(1,286,534)

Accumulated other comprehensive income, net of taxes	(40,547)	30,207	(10,340)

Total shareholders’ equity	(775,277)	30,207	(745,070)

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The obligation and funded status of all of Sequa's significant domestic and foreign defined benefit plans were as follows:

	Funded Defined Benefit		Unfunded
	Pension Plans		Pension Plans
	At December 31,
	2006	2005	2006	2005
	(Amounts in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$494,419	$470,739	$25,835	$23,788
Service cost	9,084	9,778	667	545
Interest cost	28,458	27,269	1,676	1,424
Actuarial loss	4,220	25,585	430	1,461
Plan amendments	(6,264)	772	-	(266)
Special termination benefits	-	-	791	-
Curtailments	(37)	(6,353)	(874)	-
Participant contributions	923	926	-	-
Benefits paid	(25,619)	(24,508)	(1,157)	(1,117)
Translation adjustment	12,632	(9,789)	-	-
Benefit obligation at end of year	$517,816	$494,419	$27,368	$25,835

Change in Plan Assets
Fair value of plan assets at beginning of year	$496,591	$465,296	$-	$-
Actual return on plan assets	97,999	52,750	-	-
Employer contributions	7,887	12,385	-	-
Participant contributions	923	926	-	-
Benefits paid	(25,619)	(24,508)	-	-
Translation adjustment	14,427	(10,258)	-	-
Fair value of plan assets at end of year	$592,208	$496,591	$-	$-

Funded Status
Funded status at end of year	$74,392	$2,172	$(27,368)	$(25,835)
Unrecognized net actuarial loss	-	98,618	-	886
Unrecognized prior service cost	-	4,214	-	584
Net amount recognized	$74,392	$105,004	$(27,368)	$(24,365)

Amounts recognized in the balance sheet
Noncurrent assets	$74,476	$105,215	$-	$584
Current liabilities	-	(6,000)	(2,741)	-
Noncurrent liabilities	(84)	(4,605)	(24,627)	(25,166)
Accumulated other comprehensive income	-	10,394	-	217
Net amount recognized	$74,392	$105,004	$(27,368)	$(24,365)

Amounts recognized in accumulated other comprehensive income consist of
Net actuarial loss	$45,606	$-	$1,049	$-
Prior service (credit) cost	(3,001)	-	411	-
Additional minimum pension liability	-	10,394	-	217
Net amount recognized	$42,605	$10,394	$1,460	$217

     The accumulated benefit obligation for all of Sequa's significant domestic and foreign defined benefit plans was $506,291,933 and $480,165,784 at December 31, 2006 and 2005, respectively.

     Information with respect to those funded defined benefit plans with an accumulated benefit obligation in excess of plan assets is as follows:

	At December 31,
	2006	2005
	(Amounts in thousands)
Projected benefit obligation	$-	$55,253
Accumulated benefit obligation	-	54,968
Fair value of plan assets	-	44,362

     Effective December 31, 2005, the Atlantic Research Corporation Employees' Pension Plan (“ARC Pension Plan”) was merged into Sequa's largest defined benefit plan.  The merger resulted in a reduction of funded defined benefit plans with an accumulated benefit obligation in excess of plan assets.

     The components of net periodic pension cost and other amounts recognized in other comprehensive income for all of Sequa's significant domestic and foreign defined benefit plans were as follows:

	Funded Defined Benefit Pension Plans
	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Service cost	$9,084	$9,778	$11,445
Interest cost	28,458	27,269	26,682
Expected return on assets	(41,321)	(37,403)	(32,549)
Amortization of net transition obligation	11	211	213
Amortization of prior service cost	554	2,239	2,632
Recognized net loss	4,564	2,351	5,056
Special termination benefits cost	-	-	169
Net periodic pension cost	1,350	4,445	13,648
(Gain) loss due to curtailments/settlements	(37)	2,554	2,752
	$1,313	$6,999	$16,400

	Unfunded Pension Plans
	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Service cost	$667	$545	$573
Interest cost	1,676	1,424	1,368
Amortization of prior service cost	174	177	207
Recognized net loss	266	-	-
Net periodic pension cost	2,783	2,146	2,148
Gain due to curtailment	(874)	-	(136)
Loss due to special termination benefits	791	-	-
	$2,700	$2,146	$2,012

     The estimated net loss, prior service cost and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $1,885,000, $70,000 and $30,000, respectively.

     In the third quarter of 2005, Sequa's largest defined benefit plan, the Sequa Retirement Plan (the “Retirement Plan”), was amended whereby effective December 31, 2005, all active participants who have not reached the age of 45 are excluded from further participation in the Retirement Plan.  Such individuals will instead receive an increased contribution to the Sequa 401(k) Plan (the “Sequa 401(k) Plan”).  Individuals who are 45 years of age or older had the one-time option of either continuing in the Retirement Plan or electing to receive the additional contribution to the Sequa 401(k) Plan. Sequa recorded a pension curtailment charge to operating income of $2,292,000 in 2005 as a result of this amendment.  The pension curtailment charge was actuarially allocated as follows: Aerospace, $1,656,000; Metal Coating, $385,000; and Corporate, $251,000.  In addition, as a result of the merger of the ARC Pension Plan into Sequa's largest defined benefit plan effective December 31, 2005, Sequa recorded an additional curtailment charge of $186,000 in the fourth quarter of 2005.

     At the end of 2004, the benefit obligation for employees at certain continuing operations was frozen within Sequa's largest defined benefit pension plans. These employees now participate in an enhanced 401(k) plan.  Curtailment losses related to this amendment amounted to $760,000. The sale of the TAD business resulted in an additional curtailment of $804,000 in 2004.

     In 2004, Sequa completed the sale of certain assets and liabilities of Sequa Can Machinery and TCT. The net periodic pension cost included in discontinued operations with respect to these units was $904,000 in 2004. The curtailment costs included in discontinued operations with respect to these units were $1,145,000 in 2004.

     Assumptions. The weighted average assumptions used to determine benefit obligation and the net periodic pension cost are as follows:

	Benefit
	Obligations
	At December 31,
	2006	2005
Discount rate	5.87%	5.85%
Rate of compensation increase	(a)	(b)

	Net Periodic Pension Cost
	At December 31,
	2006	2005	2004
Discount rate	5.85%	6.00%	6.00%
Expected long-term return on plan assets	8.30%	8.30%	8.30%
Rate of compensation increase	(a)	(b)	(c)

(a)		A graded rate of increase in compensation levels was utilized: 3.5% in 2007 and 4.0% thereafter.
(b)		A graded rate of increase in compensation levels was utilized: 3.5% in 2006 and 4.0% thereafter.
(c)		A graded rate of increase in compensation levels was utilized: 4.0% in 2004, 3.5% in 2005 and 4.0% thereafter.

     In determining the expected return on plan assets, Sequa considers the allocation of plan assets, the historical performance of total plan assets, and economic and other indicators of future performance. In addition, Sequa may consult with and consider the opinions of financial and other professionals in developing appropriate return benchmarks.

     Contributions. Sequa contributed $8,810,000 and $13,311,000 to its qualified pension plans in 2006 and 2005, respectively.  Sequa expects to contribute approximately $600,000 to its domestic defined pension plans in 2007. Management may elect to accelerate or make additional pension plan contributions based on available liquidity.

     Sequa's minimum pension contributions are determined using a three-year asset smoothing methodology. This approach is one of the allowed methods of calculating pension contributions under IRS regulations and serves to lessen the effect that dramatic swings in the equity markets have on the value of plan assets used in determining levels of funding.

     The following estimated future benefit payments for Sequa's significant domestic and foreign funded and unfunded defined benefit plans, which reflect expected future service, are expected to be paid in the years indicated:

	Estimated Future Benefit Payments
Year	Funded Defined Benefit Pension Plans	Unfunded Pension Plans
	(Amounts in thousands)
2007	$25,877	$2,741
2008	26,724	1,831
2009	27,584	1,716
2010	28,399	1,790
2011	29,487	1,691
2012-2016	169,092	10,897

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

     Sequa's investment strategy with respect to the overall allocation of domestic assets and the actual allocation at December 31, 2006 and 2005 are as follows:

	Targeted Investment Range
		At December 31,
		2006	2005
Equities:
US diversified	30-50%	39.2%	44.3%
Foreign	5-20	10.6	11.0
Sequa common stock	0-10	12.2	9.4
Emerging market	5-15	9.0	6.5
Total equities	40-95%	71.0%	71.2%

High yield and other debt securities	10-35	10.3	11.2
Real estate including REITs	5-15	12.4	11.2
Private equity	0-10	4.0	4.4
Cash and cash equivalents	5-15	2.3	2.0
		100.0%	100.0%

     Assets of foreign plans, which comprise approximately 20% of the total of Sequa's significant domestic and foreign defined benefit plan assets at December 31, 2006, tend to be invested equally in equity and fixed income securities. Equity securities are generally of a non-US nature, and fixed income securities include the purchase of plan annuities to cover retirees.

     Employees not covered by the defined benefit plans discussed above generally are covered by multi-employer plans as part of collective bargaining agreements or by small local plans. Pension expense for these multiemployer plans and small local plans was not significant in the aggregate.

     Sequa's domestic non-union employees are eligible to participate in Sequa's 401(k) plans. Expenses recorded for Sequa's company contributions under these plans with respect to continuing operations were $9,004,000 in 2006, $6,061,000 in 2005 and $4,168,000 in 2004. Amendments effective January 1, 2005 and December 31, 2005, in which certain continuing operations were frozen within Sequa’s largest defined benefit plan to participate in an enhanced 401(k) plan, resulted in higher company contributions in 2006 and 2005.

Note 15.  Capital Stock

     Sequa's capital stock consists of Class A and Class B common stock. Holders of Class A common stock have one vote per share; holders of Class B common stock have ten votes per share. Holders of Class B common stock are entitled to convert their shares into Class A common stock at any time on a share-for-share basis. On March 13, 2006, Sequa issued a Notice of Redemption to the holders of Preferred Stock that stated on April 14, 2006, it would redeem all 351,140 outstanding Preferred Stock for the Redemption Price.  The preferred shareholders had the right to convert any or all of their shares of Preferred Stock into Class A common stock at a 1.322 conversion rate in accordance with the terms of the Certificate of Designation. In addition, Sequa retired the 383,990 shares of the Preferred Stock being held in a treasury account on March 14, 2006.  As of the redemption date of April 14, 2006, 334,086 shares of Preferred Stock were converted by the shareholders.  As a result, Sequa redeemed the remaining 17,054 outstanding shares of Preferred Stock at the Redemption Price for approximately $1,723,000, which is included in Other financing activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2006.  See Note 1, Basis of Presentation, for additional detail.

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

     Once the Junior Preferred Stock is issued, in the event of any merger, consolidation, combination or other transaction in which shares of Class A and Class B common stock are exchanged for or changed into other stock, securities, cash and/or other property, each share of Junior Preferred Stock will be entitled to receive 1,000 times the aggregate amount of stock, securities, cash and/or other property into which or for which each share of Class A and Class B common stock is changed or exchanged, subject to certain adjustments.

     At December 31, 2006, 3,480,612 shares of Sequa Class A common stock were reserved for the conversion of Class B common stock and for the exercise of outstanding stock options.

     The following table summarizes shares held in treasury:

	At December 31,
	2006	2005	2004
Class A common stock	20,032	119,251	207,263
Class B common stock	397,283	397,283	397,283
Preferred stock	-	383,990	383,990

     The 61,600 shares and 75 shares of cumulative convertible preferred stock exchanged for Class A stock in June 2005 and August 2005, respectively, were retired.

     During the years ended December 31, 2006 and 2005, no cash dividends were declared on Sequa Class A common shares or Class B common shares.

Note 16.  Share-Based Payments

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

     In 2005, 3,500 options on Sequa’s Class A common stock were granted and no options were granted in 2006 or 2004.  On September 25, 2003, Sequa granted 495,000 options on Sequa's Class A common stock to key employees under the provisions of the 1998 Key Employees Stock Option Plan. The total fair value of the options granted on September 25, 2003 was estimated on the date of grant to be $7,787,000 using the Black-Scholes option pricing model. The model's assumptions were as follows: expected option life of four years; risk-free interest rate of 2.56%; expected volatility of 44.56%; and an expected dividend yield of 0%.  The risk-free interest rate reflects the yield on a zero-coupon US government bond having a remaining maturity of four years as of September 25, 2003.  The expected volatility was based on three years of monthly historical data ended August 2003, and the expected option life was determined using historical exercise and post-vesting forfeitures patterns.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following table summarizes the activity related to employee stock options for the three years ended December 31, 2006:

		Weighted
		Average
	Options	Price
Outstanding at December 31, 2003	530,750	$42.12
Granted	-	$-
Expired or Cancelled	(38,498)	$44.24
Exercised	(88,976)	$43.06
Outstanding at December 31, 2004	403,276	$41.72
Granted	3,500	$54.41
Expired or Cancelled	(10,498)	$41.35
Exercised	(87,406)	$41.54
Outstanding at December 31, 2005	308,872	$41.92
Granted	-	$-
Expired or Cancelled	(7,498)	$41.70
Exercised	(191,461)	$41.67
Outstanding at December 31, 2006	109,913	$42.38

Exercisable at
December 31, 2004	99,550	$41.66
December 31, 2005	167,714	$41.78
December 31, 2006	107,580	$42.12
Available for future grant	437,227	-

Options exercisable at December 31, 2006 range in price from $41.70 to $54.41 per Class A common share.  The weighted average remaining contractual terms for the 2005 stock option grant and the 2003 stock option grant are 3.33 years and 1.75 years, respectively, for both options outstanding and exercisable at December 31, 2006.

The aggregate intrinsic value of employee stock options exercised was $9,341,000, $1,868,000 and $1,194,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

     1998 Directors' Stock Compensation Plan (as amended as of January 1, 1999). The purpose of this plan, which was not required to be approved by stockholders, is to encourage members of the Board of Directors of Sequa, who are not employed by Sequa or any of its subsidiaries or affiliates, to acquire a proprietary interest or to increase an existing interest in Sequa through the ownership of Class A common stock. The plan enables eligible Directors who participate to defer receipt of their directors' compensation for specified periods of time. Prior to December 31 of every calendar year during his term of office, an eligible Director may elect to participate in the plan by directing that all (but not part) of the compensation to be paid to him in cash during the next immediate 12 months for services as a member of Sequa's Board of Directors be paid in shares of Class A common stock. The stock is valued at the last sales price on the last trading day prior to December 31. Each annual election has a three-year restriction on the transferability of that year's stock, which may be extended at the election of the Director for one additional two- or three-year period. During the restricted period, the stock cannot be transferred, pledged, assigned, sold or otherwise disposed of.

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

     2003 Directors' Stock Award Plan. This plan was effective December 11, 2003 and was approved at Sequa's annual meeting of stockholders in 2004. The purpose of the plan is to encourage and enable members of the Board of Directors of Sequa, who are not employed by Sequa or any of its subsidiaries or affiliates, to acquire a proprietary interest or to increase an existing interest in Sequa through the ownership of Class A common stock. The plan provides for the granting of options as approved by the Board of Directors from time to time. The option price per share may not be less than the fair market value of the Class A common stock on the date the option is granted. The options vest after a period of one year and no options may be exercised after the expiration of ten years from the date of grant. At December 31, 2006, no options were outstanding under the plan. The plan also provides that on January 15 of each calendar year beginning with 2004, eligible Directors will receive a grant of restricted Class A common stock having a market value of $10,000, unless the Board determines in its discretion prior to the grant date that a greater or lesser number of shares of restricted stock, or no shares of restricted stock, will be granted on that date. The stock is restricted for a period of one year during which time it cannot be transferred, pledged, assigned, sold or otherwise encumbered. The total number of shares that can be issued pursuant to exercise of options or pursuant to the grant of restricted stock under the plan cannot exceed 50,000 shares of Class A common stock.

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, or Lapse of Restrictions on Restricted Stock	Weighted-Average Exercise Price of Outstanding Options, or Restricted Stock	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	119,940	$38.84	521,156

Equity compensation plans not approved by security holders	9,956	$-	*

Total	129,896	$38.84	521,156

* Shares available for future issuance are not limited in accordance with the plan.

     The weighted-average exercise price of a restricted stock grant is considered to be zero since the recipient receives the stock contingent on the lapse of restrictions.

     Two of Sequa’s equity compensation plans - the Amended and Restated Six Sigma Restricted Stock Plan and the 1998 Directors' Stock Compensation Plan - authorize the award of restricted stock to eligible participants. These plans are not registered under the Securities Act of 1993, as amended (the "Securities Act"), but require compliance with Rule 144 under the Securities Act.

     Prior to December 31, 2005, Sequa accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  For the year ended December 31, 2005, no stock-based employee compensation cost was recognized for stock option grants in accordance with the above compensation plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  All Sequa restricted stock issued in accordance with the above compensation plans was recognized as compensation expense over the restricted period, based on the fair value of the stock on the date of grant.  Historically, compensation expense recognized for stock grants has not been significant.  Effective January 1, 2006, Sequa adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair market value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  Results for prior periods have not been restated.

     As a result of adopting SFAS No. 123(R) on January 1, 2006, Sequa recognized $1,678,000 of pre-tax compensation expense related to stock options in the Consolidated Statement of Income in the year ended December 31, 2006.  The after-tax effect of the charge was to reduce both basic earnings per share and diluted earnings per share from continuing operations by $0.13 in the year ended December 31, 2006.  The total compensation cost related to non-vested awards not yet recognized as of December 31, 2006 is considered immaterial to the consolidated financial statements.

     Cash received from the exercise of stock options for the year ended December 31, 2006 was $7,774,000.  The related tax benefits realized from the exercise of stock options for the year ended December 31, 2006 was $2,393,000.

Note 17.  Accumulated Other Comprehensive Income

     The accumulated balances for each classification of other comprehensive income (loss) are as follows:

	At December 31,
	2006	2005
	(Amounts in thousands)

Cumulative translation adjustment	$40,414	$14,895
Unamortized pension, net of tax benefit	(30,279)	-
Minimum pension liability adjustment, net of tax	-	(6,896)
Unrealized gain on cash flow hedge, net of tax provision	205	-
	$10,340	$7,999

     In December 2006, Sequa adopted SFAS 158, which requires changes in the funded status of defined benefit plans to be recognized through other comprehensive income in the year in which the changes occur.  In 2006, $30,279,000, net of tax, was charged to accumulated other comprehensive income as a result of the adoption of SFAS 158.

     In 2005, Sequa recorded other comprehensive income after tax of $8,497,000, related to partial reversals of minimum pension liability adjustments recorded in prior years. In 2005, the reversal was primarily due to the effect of the merger of the ARC Pension Plan with the more favorably funded Retirement Plan.

Note 18.  Acquisitions and Dispositions

      In January 2007, Precoat Metals acquired certain assets and liabilities of Chicago Finished Metals’ (“CFM”) coil coating business for cash consideration of $13,244,000.   As part of the transaction, a long-term supply agreement was executed under which CFM will purchase certain processing services from Precoat subject to an annual minimum threshold.

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

Note 19.  Restructuring and Related Asset Impairment Charges

     Sequa continues to review its individual operations in order to ensure their competitive positions in their respective markets.  While there were no significant restructuring activities in 2005 and 2004, ARC Automotive announced in January 2006 that certain manufacturing operations will be transferred from the US to Mexico and China, resulting in severance-related charges of approximately $2,018,000 included in the Consolidated Statement of Income.

     In October 2006, Sequa announced a voluntary separation program for corporate employees, which was effective December 31, 2006 for participating employees.  The resulting severance-related charge of approximately $1,757,000 was recorded in the fourth quarter of 2006.

     In 2001, Casco Products entered into a settlement agreement concerning amounts owed under a state economic development grant when it transferred its Connecticut manufacturing operations to lower-cost facilities in other states. Reserves concerning the amounts owed under the economic development grant were initially established in 2001 when management first committed to an exit strategy. Under the settlement agreement, amounts totaling $1,000,000 were forgiven ($250,000 in 2004, $250,000 in 2005 and $500,000 in 2006) as Casco Products maintained a certain level of employment at its Connecticut headquarters and purchased the minimum level of goods and services from Connecticut suppliers.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Restructuring charges in the Consolidated Statement of Income can be summarized as follows:

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)
By caption:
Cost of sales	$1,882	$-	$-
Selling, general and administrative	1,393	(346)	(250)
Total	$3,275	$(346)	$(250)

By segment:
Aerospace	$-	$(62)	$-
Automotive:
ARC Automotive	2,018	-	-
Casco Products	(500)	(250)	(250)
Other Products:
After Six	-	(34)	-
Corporate	1,757	-	-
Total	$3,275	$(346)	$(250)

     Sequa's Consolidated Balance Sheet includes accruals relating to the restructuring program of $2,207,000 at December 31, 2006 and $875,000 at December 31, 2005. Activity affecting the accrual is summarized as follows:

	At December 31,
	2006	2005	2004
	(Amounts in thousands)
Balance at beginning of year	$875	$1,707	$3,809
Charges/(reversals) incurred	3,275	(346)	(250)
Cash payments of involuntary termination and voluntary early retirement benefits	(1,928)	(425)	(1,564)
Other activity and translation adjustments	(15)	(61)	(288)
Balance at end of year	$2,207	$875	$1,707

     Sequa expects that cash expenditures related to the restructuring activities will total approximately $1,860,000 in 2007, with the balance extending through 2012.

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

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20.  Other, Net

     Other, net includes the following income (expense) items:

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Gain on sale of assets	$5,620	$1,407	$818
Gain on cash surrender value of
corporate-owned life insurance	2,349	659	1,094
Gain on insurance proceeds	3,421	-	-
Amortization of capitalized debt issuance costs	(3,433)	(1,920)	(1,920)
Letters of credit and commitment fees	(1,918)	(1,322)	(1,416)
Minority interest	(1,436)	(2,589)	(2,788)
Loss on the sale of the TAD business	-	-	(2,563)
Losses on TAD business transferred under contractual arrangements	-	(6,195)	-
Fair market valuation of foreign exchange contracts
not qualifying for cash flow hedge accounting	249	894	(2,514)
Discount expense on sale of receivables	-	(165)	-
Other	(372)	(137)	(227)
	$4,480	$(9,368)	$(9,516)

Note 21.  Operating Leases

     Certain businesses of Sequa utilize leased premises or equipment under noncancellable agreements having initial or remaining terms of more than one year. The majority of the real property leases require Sequa to pay maintenance, insurance and real estate taxes. Rental expense totaled $27,303,000, $21,435,000 and $19,079,000 in 2006, 2005 and 2004, respectively.

     At December 31, 2006, future minimum lease payments under noncancellable operating leases are as follows:

(Amounts in thousands)
2007	$17,842
2008	15,083
2009	12,401
2010	8,621
2011	6,382
2012 and thereafter	8,598
$68,927

Note 22.  Earnings Per Share

      Basic earnings per share (“EPS”) for each of the periods have been computed by dividing the net earnings, after deducting dividends and the redemption premium on the Preferred Stock, by the weighted average number of common shares outstanding during the period.

      Diluted EPS reflects the potential dilution that would have occurred if outstanding shares of the Preferred Stock were converted at the stated rate into 1.322 shares of Class A common stock; any outstanding in-the-money options to purchase shares of Class A common stock were exercised; and any unvested restricted stock grants were vested (“share-based payments”).  In March 2006, 228,119 shares of Class A common stock were issued in exchange for 172,597 shares of the Preferred Stock.  There was no redemption premium recognized since the shares were exchanged at the stated rate of 1.322.  The 172,597 shares of Preferred Stock received in the exchange were retired.  In April 2006, 213,462 shares of Class A common stock were issued in exchange for the 161,489 remaining shares of the Preferred Stock.  There was no redemption premium recognized since the shares were exchanged at the stated rate of 1.322.  The 161,489 shares of Preferred Stock received in the exchange were retired.  In June 2005, 91,168 shares of Class A common stock were issued out of treasury in exchange for 61,600 shares of the Preferred Stock.  The exchange rate was 1.48 shares of Class A common stock for each share of the Preferred Stock, which resulted in a premium of $655,000 over the stated exchange rate.  The 61,600 shares of Preferred Stock received in the exchange were retired.  In August 2005, 99 shares of Class A common stock were issued out of treasury in exchange for 75 shares of the Preferred Stock.  There was no redemption premium recognized since the shares were exchanged at a stated rate of 1.322.  The 75 preferred shares received in the exchange were retired.  The elimination of preferred dividends and the exchange premium on the redemption of preferred shares were not included in the computation of diluted EPS in 2005 because inclusion would have had an anti-dilutive effect on EPS.  The elimination of preferred dividends was not included in the computation of diluted EPS for 2004 because inclusion would have had an anti-dilutive effect on EPS.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The computation of basic and diluted EPS is as follows:

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands, except per share data)

Income from continuing operations	$62,167	$37,020	$12,670

Less: Preferred dividends	(164)	(1,833)	(2,064)

Less: Premium on partial redemption of preferred
stock	-	(655)	-

Income from continuing operations
available to common stock - basic	62,003	34,532	10,606

Income (loss) from discontinued operations,
net of income taxes	3,439	(9,697)	6,557

Net income available to common
stock - basic	65,442	24,835	17,163

Convertible preferred stock dividend requirements	164	-	-

Net income available to common
stock - diluted	$65,606	$24,835	$17,163

Weighted average number of common shares
outstanding - basic	11,153	10,623	10,462

Conversion of convertible preferred stock	97	-	-

Dilutive effect of exercise of share-based payments	110	65	57

Weighted average number of common shares
outstanding - diluted	11,360	10,688	10,519

Basic earnings (loss) per share
Income from continuing operations	$5.56	$3.25	$1.01
Income (loss) from discontinued operations	0.31	(0.91)	0.63
Net income	$5.87	$2.34	$1.64

Diluted earnings (loss) per share
Income from continuing operations	$5.47	$3.23	$1.01
Income (loss) from discontinued operations	0.30	(0.91)	0.63
Net income	$5.77	$2.32	$1.64

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     The Industrial Machinery segment consists solely of MEGTEC Systems, a manufacturer of air flotation dryers for the graphic arts and other markets, as well as emission control systems for industrial applications and auxiliary equipment for web offset printing.

     The Other Products segment is composed of two entities. After Six designs and markets men's formalwear and accessories for the North American market under the registered trademarks After Six and Raffinati. The Oscar de la Renta trademark license was not renewed effective January 1, 2006.  The Centor Company (“Centor”) manages properties that have become extraneous to Sequa's core operations. Presently, Centor's major holding is the New Jersey office and plant facility of Sequa Can Machinery. The property was excluded from the sale of this operation. The New Jersey facility does not include a significant lease and the sale of the property is being explored.

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

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operations by Business Segment	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Aerospace
Sales	$1,048,684	$898,293	$813,773
Operating income	80,394	64,721	42,880
Goodwill	106,461	106,046	107,564
Total assets	1,084,268	1,006,055	950,740
Capital expenditures	36,859	31,471	39,727
Depreciation and amortization	42,177	40,431	44,142

Automotive
Sales	$367,651	$363,368	$355,137
Operating income	16,088	26,066	22,815
Goodwill	6,964	6,299	7,066
Total assets	184,999	172,365	177,965
Capital expenditures	23,390	24,083	13,376
Depreciation and amortization	18,673	18,535	24,579

Metal Coating
Sales	$279,120	$287,152	$269,155
Operating income	34,507	33,458	28,186
Goodwill	3,987	3,987	3,987
Total assets	166,091	146,835	133,527
Capital expenditures	30,630	13,840	9,253
Depreciation and amortization	10,056	9,948	9,650

Specialty Chemicals
Sales	$213,790	$217,082	$222,129
Operating income	29,627	29,495	27,888
Goodwill	30,046	27,854	29,326
Total assets	146,893	149,634	175,940
Capital expenditures	6,038	2,573	3,495
Depreciation and amortization	6,130	5,838	6,006

Industrial Machinery
Sales	$260,361	$217,306	$185,948
Operating income	12,440	9,515	2,874
Goodwill	1,889	-	-
Total assets	81,368	58,995	59,526
Capital expenditures	3,578	3,727	1,735
Depreciation and amortization	2,069	1,848	1,920

Other Products
Sales	$14,210	$14,357	$17,921
Operating income	901	476	1,081
Goodwill	-	-	-
Total assets	13,587	19,844	18,565
Capital expenditures	3	1,519	7
Depreciation and amortization	674	912	691

Corporate
Expenses	$(45,051)	$(42,688)	$(45,851)
Total assets	354,398	547,858	446,490
Capital expenditures	114	126	108
Depreciation and amortization	2,595	2,591	2,578

Totals
Sales	$2,183,816	$1,997,558	$1,864,063
Operating income	128,906	121,043	79,873
Goodwill	149,347	144,186	147,943
Total assets	2,031,604	2,101,586	1,962,753
Capital expenditures	100,612	77,339	67,701
Depreciation and amortization	82,374	80,103	89,566

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In 2006, operating income of the Aerospace segment includes a $3,884,000 provision for customer claims related to certain commercial airline customers, a $1,204,000 write-off of pre-petition receivables from a commercial airlines customer that filed a voluntary petition for reorganization under Chapter 11, and $2,962,000 of income resulting from the recognition of deferred revenue associated with a terminated contract.  The Automotive segment includes $2,018,000 of restructuring charges related to headcount reductions in the US.  The Specialty Chemicals segment includes $2,303,000 of income from insurance proceeds to compensate for the business interruption caused by a fire which damaged a granulation plant at the segment’s Warwick facility.  The Corporate segment includes a $3,845,000 provision to increase environmental reserves and $1,757,000 of restructuring charges for a voluntary separation program for corporate employees.

     In 2005, operating income includes a $5,579,000 charge at the Aerospace segment to reserve certain pre-petition receivables of Delta and Northwest as a result of their filing voluntary petitions for reorganization under Chapter 11 on September 14, 2005 (additional detail is included in Note 24 to these Consolidated Financial Statements), a $2,478,000 charge related to pension curtailments for Sequa's largest defined benefit plan at the Aerospace ($1,656,000) and Metal Coating ($385,000) segments and Corporate ($437,000). The Metal Coating segment includes a $1,400,000 reserve reversal due to the satisfactory settlement of a legal dispute. The Corporate segment also includes a $1,300,000 provision to increase environmental reserves and a $1,777,000 charge related to a separation agreement executed with Sequa’s former Vice Chairman and Executive Officer responsible for operations other than Aerospace.

     In 2004, operating income includes a $4,146,000 asset impairment charge, which is also included in Depreciation and Amortization, in the Automotive segment. The Corporate segment includes a $1,500,000 provision to increase environmental reserves.

Sales by major product and service are as follows:

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Commercial Aviation Repair Services	$762,966	$603,511	$519,102
Metal Coating	279,120	287,152	269,155
Automotive Airbag Inflators	252,989	251,033	248,459
Specialty Chemicals	213,790	217,082	222,129
Industrial Graphic Arts Equipment	115,245	90,249	80,950
Automotive Accessories	86,389	88,995	71,288
Industrial Emission Controls Equipment	82,425	74,199	50,090
Other	390,892	385,337	402,890
Total	$2,183,816	$1,997,558	$1,864,063

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Data

     Sales are attributable to countries based on location of the customer. Long-lived assets, which include property, plant and equipment and goodwill, are based on physical location.

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Sales
United States	$1,036,441	$945,703	$878,030
Italy	117,449	116,457	122,294
Germany	110,524	87,257	101,797
South Korea	104,392	97,459	63,191
France	95,012	86,709	84,972
United Kingdom	92,076	86,298	84,327
Mexico	71,918	71,813	70,288
Spain	62,514	62,666	61,695
Other countries	493,490	443,196	397,469
Total	$2,183,816	$1,997,558	$1,864,063

	At December 31,
	2006	2005	2004
	(Amounts in thousands)
Long-lived Assets
United States	$446,382	$429,402	$420,598
United Kingdom	73,020	66,629	76,773
Other countries	85,486	75,256	81,909
Total	$604,888	$571,287	$579,280

     No single commercial customer accounted for more than 10% of consolidated sales in any year. The largest single contract with any one US Government agency accounted for approximately 2% of sales in 2006, 2005 and 2004. Prime and subcontracts with all US Government agencies accounted for approximately 2% of sales in 2006 and 3% of sales in 2005 and 2004.

Note 24.  Contingencies and Commitments

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

      On September 14, 2005, Delta and Northwest (together, the “airlines”), customers of the Chromalloy operating unit, filed voluntary petitions for reorganization under Chapter 11.  The aggregate amount due to Chromalloy operating units from the airlines on such date was approximately $12,000,000.  In addition, Chromalloy currently leases 40 jet engines to Northwest.  These leases were extended through December 31, 2012.  Sequa, in conjunction with outside legal counsel, has reviewed the various contracts through which Chromalloy conducts business with Delta and Northwest.  Based on this review, Sequa believes that certain contracts will be considered executory in nature and that the underlying business objectives of the contracts will result in their assumption by the respective airlines.  Therefore, Sequa expects that associated pre-petition receivables will ultimately be collected.  Sequa believes that certain other contracts may not be assumed and therefore recorded a $5,579,000 charge to reserve related receivables in the third quarter of 2005.  It is possible that the relative rights and obligations of Chromalloy and the airlines may be changed during the course of the bankruptcy proceedings, although such changes, if any, and their impact cannot presently be predicted.  Chromalloy continues to maintain a business relationship with both Delta and Northwest.  In addition, Sequa believes that the engines leased to Northwest are not impaired.  In 2006, Sequa sold $10,989,000 of pre-petition accounts receivable and recognized a loss of $1,204,000 on the sale.

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

     In December 2006, Sequa sold two properties held by Centor in Gainesville, Virginia for net cash proceeds of $7,967,000 and recognized a gain on the sale of $4,967,000.  As part of the sale, Sequa guaranteed 50% of the base rental income due from a third party lessee under an existing lease agreement, which expires in October 2010.  Sequa deferred $1,814,000 of additional gain, the maximum exposure of the guarantee, which will be recognized as the guarantee lapses.

     At December 31, 2006, Sequa was contingently liable for $37,924,000 of outstanding letters of credit and $3,890,000 of surety bonds not reflected in the accompanying Consolidated Financial Statements. In addition, Sequa has guaranteed a new bank line of credit, as restructured in the second quarter of 2006 to replace the existing line of credit, for MJB up to $6,748,000.  Sequa also guaranteed up to 9,250,000 British pounds, as adjusted for a new overdraft facility executed in June 2006 and a previously expired portion of the guarantee, of its TSTL joint venture’s capitalized lease payments and overdraft facility.  At December 31, 2006, $2,163,000 was outstanding under MJB's bank line of credit and 5,975,000 British pounds were outstanding related to the TSTL guarantees. Sequa is not currently aware of any existing conditions that would cause risk of loss relative to outstanding letters of credit, surety bonds or the bank guarantees.

SEQUA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 25. Quarterly Financial Information (Unaudited)

	2006 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	Year
	(Amounts in thousands, except per share data)

Sales	$519,890	$562,206	$554,377	$547,343	$2,183,816
Cost of sales	428,865	463,663	464,167	448,112	1,804,807
Operating income	30,261	35,815	32,391	30,439	128,906
Income from continuing operations	10,599	13,416	14,695	23,457	62,167
Income (loss) from discontinued operations, net of income taxes	4,649	(1,210)	-	-	3,439
Net income	$15,248	$12,206	$14,695	$23,457	$65,606

Basic earnings per share(1):
Income from continuing operations	$0.95	$1.20	$1.31	$2.07	$5.56
Income (loss) from discontinued operations, net of income taxes	0.43	(0.11)	-	-	0.31
Net income	$1.38	$1.09	$1.31	$2.07	$5.87

Diluted earnings per share(1):
Income from continuing operations	$0.93	$1.18	$1.30	$2.06	$5.47
Income (loss) from discontinued operations, net of income taxes	0.41	(0.10)	-	-	0.30
Net income	$1.34	$1.08	$1.30	$2.06	$5.77

	2005 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	Year
	(Amounts in thousands, except per share data)

Sales	$475,022	$498,440	$507,990	$516,106	$1,997,558
Cost of sales	384,118	400,090	415,858	426,678	1,626,744
Operating income	30,413	34,883	24,703	31,044	121,043
Income from continuing operations	10,624	13,296	5,289	7,811	37,020
Loss from discontinued operations, net of income taxes	-	-	(9,697)	-	(9,697)
Net income (loss)	$10,624	$13,296	$(4,408)	$7,811	$27,323

Basic earnings (loss) per share(1):
Income from continuing operations	$.96	$1.15	$.45	$.69	$3.25
Loss from discontinued operations, net of income taxes	-	-	(.91)	-	(.91)
Net income (loss)	$.96	$1.15	$(.46)	$.69	$2.34

Diluted earnings (loss) per share(1):
Income from continuing operations	$.95	$1.14	$.45	$.69	$3.23
(Loss) from discontinued operations, net of income taxes	-	-	(.91)	-	(.91)
Net income (loss)	$.95	$1.14	$(.46)	$.69	$2.32

(1) Earnings per share for the quarters may not add to the amounts for the year, as each period is computed on a discrete basis.

     The following unusual items are included in the quarterly financial information:

      Operating income for the fourth quarter of 2006 included $1,757,000 of restructuring charges for a voluntary separation program for corporate employees.  The after-tax effect of the charge was to decrease basic earnings per share from continuing operations by $0.10.  Operating income also included provisions to increase environmental reserves of $1,637,000 in the fourth quarter, $1,279,000 in the third quarter, and $929,000 in the second quarter of 2006.  The after-tax effect of these provisions was to reduce basic earnings per share from continuing operations by $0.09, $0.07, and $0.05, respectively.  Operating income for the second quarter of 2006 included a $3,884,000 provision for customer claims related to repair services provided to certain commercial airline customers, a $1,204,000 write-off of pre-petition receivables from a commercial airlines customer that filed a voluntary petition for reorganization under Chapter 11, and $2,962,000 of income resulting from the recognition of deferred revenue associated with a terminated contract.  The after-tax effect of the second-quarter charges was to reduce basic earnings per share from continuing operations by $0.23 and $0.07, respectively.  The after-tax effect of the second quarter-income was to increase basic earnings per share from continuing operations by $0.17.  The first quarter of 2006 included $1,279,000 of restructuring charges at the ARC Automotive unit. The after-tax effect of the charge was to reduce basic earnings per share from continuing operations by $0.08.

     Income from continuing operations for the fourth quarter of 2006 included a gain on the sale of property in Virginia previously used by the divested ARC propulsion business of $4,967,000 and a gain from insurance proceeds received on a property damage claim of $3,421,000.  The after-tax effect of the fourth-quarter gains was to increase basic earnings per share from continuing operations by $0.29 and $0.20, respectively.  Income from continuing operations also included charges of $715,000 in the third quarter and $3,732,000 in the second quarter for premiums incurred on the redemption of $100,400,000 of the 8.875% Senior Notes maturing April 2008.  The after-tax effect of the charges was to decrease basic earnings per share from continuing operations by $0.04 and $0.22, respectively.

     Income from discontinued operations in 2006 included an after-tax charge of $1,210,000 in the second quarter and an after-tax gain of $4,649,000 in the first quarter related to the sale of Sequa’s ownership interests in leveraged leases.  The after-tax effect of the charge was to reduce basic earnings per share from discontinued operations in the second quarter by $0.11.  The after-tax effect of the gain was to increase basic earnings per share from discontinued operations in the first quarter by $0.43.

     Operating income for the fourth quarter of 2005 included a $1,400,000 reserve reversal relating to the satisfactory settlement of a legal dispute, the after-tax effect of which increased basic earnings per share from continuing operations by $.09.  The third quarter of 2005 included a $5,579,000 charge to reserve certain pre-petition receivables of Delta and Northwest as a result of their filing a voluntary petition for reorganization under Chapter 11 and a $2,292,000 charge related to a pension curtailment for Sequa's largest defined benefit plan.  The after-tax effect of the third-quarter charges was to reduce basic earnings per share from continuing operations by $0.34 and $0.14, respectively.  The first quarter included a $1,777,000 charge related to a separation agreement executed with Sequa’s former Vice Chairman and Executive Officer responsible for operations other than Aerospace.  The after-tax effect of the first-quarter charge was to reduce basic earnings per share from continuing operations by $0.11.

     Income from continuing operations in 2005 included a pre-tax expense to record losses and to reduce the investment in a business transferred under contractual arrangements in 2004 of $2,275,000 in the fourth quarter, $1,418,000 in the third quarter, $1,616,000 in the second quarter, and $887,000 in the first quarter.  The after-tax effect of the losses was to decrease basic earnings per share from continuing operations by $0.14, $0.09, $0.10 and $0.05, respectively.  The tax provision included amounts with respect to the dividend on the repatriation of foreign earnings of $6,300,000 in the fourth quarter and $2,800,000 in the third quarter.  The effect of the tax provision on the repatriation of earnings in the fourth and third quarters was to decrease basic earnings per share from continuing operations by $0.59 and $0.26, respectively.   The tax provision also includes, in the fourth quarter, a $800,000 reversal of tax reserves no longer required based on a 2005 analysis of probable exposures and, in the third quarter, a $1,100,000 reversal of tax reserves no longer required due to the satisfactory resolution of a state tax matter.  The effect of the tax reserve reversals was to increase basic earnings per share from continuing operations by $0.08 in the fourth quarter and $0.10 in the third quarter.

     Income from discontinued operations in 2005 included an after-tax charge in the third quarter of $9,697,000 to write off an aircraft leveraged lease with Delta that was considered fully impaired as a result of the bankruptcy filing.  The after-tax effect of the charge was to reduce basic earnings per share from discontinued operations by $0.91.

Item 9.  Disagreements on Accounting and Financial Disclosure

     None.

Item 9A.  Controls and Procedures

Management's Report on Internal Control over Financial Reporting

     Sequa's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Sequa's management, including the Chief Executive Officer and Chief Financial Officer, Sequa conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that Sequa's internal control over financial reporting was effective as of December 31, 2006.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. No material weaknesses have been identified.

      KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their attestation report, included herein, (1) on management’s assessment of the effectiveness of Sequa’s internal controls over financial reporting and (2) on the effectiveness of Sequa’s internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Sequa Corporation

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting in item 9A(b), that Sequa Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sequa Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Sequa Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Sequa Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sequa Corporation and subsidiaries as of December 31, 2006 and the related consolidated statement of income, shareholders’ equity, and cash flows for the year then ended, and our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

New York, New York

March 16, 2007

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

     Sequa intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors not later than 120 days after the end of its fiscal year ended December 31, 2006. Accordingly, the information required by Part III (Item 10 disclosure pursuant to Item 401 of Regulation S-K concerning Sequa's Directors, disclosure pursuant to Items 405, 406 and 407(c)(3), (d)(4), (d)(5) of Regulation S-K, and Items 11, 12 (except as noted above), 13 and 14) is incorporated herein by reference to such definitive proxy statement in accordance with General Instruction G (3) to Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)	1.	Financial Statements

The following consolidated financial statements are included in Part II of this Annual Report on Form 10-K:

			Page Numbers in
			this Annual Report
			on Form 10-K

	Reports of Independent Registered Public Accounting Firms		43-44

	Consolidated Balance Sheet as of December 31, 2006 and 2005		45-46

	Consolidated Statement of Income for the three years ended
	December 31, 2006		47

	Consolidated Statement of Cash Flows for the three years ended
	December 31, 2006		48-49

	Consolidated Statement of Shareholders' Equity for the three years
	ended December 31, 2006		50

	Notes to Consolidated Financial Statements		51-91

	2.	Financial Statement Schedules:

	Schedule II - Valuation and Qualifying Accounts		102

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

Amended and Restated By-laws of Sequa Corporation (as of March 23, 2006) (incorporated by reference to Exhibit 3.2 of Sequa's Current Report on Form 8-K, File No. 1-804, dated March 29, 2006, filed on March 29, 2006).

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

Amended and Restated Receivables Purchase Agreement dated as of April 30, 2004 among Sequa Receivables Corp., Sequa, CP Conduit Purchasers, Committed Purchasers and Funding Agents and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.11 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended June 30, 2004, filed on August 6, 2004), as amended by the First Amendment to Receivables Purchase Agreement dated as of April 11, 2005 by and among Sequa Receivables Corp., Sequa, Liberty Street Funding Corp., Market Street Funding Corporation, PNC Bank, and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of Sequa's Current Report on Form 8-K, File No. 1-804, filed on May 11, 2005), as further amended by the Second Amendment to Receivables Purchase Agreement dated as of May 13, 2005 by and among the parties to the First Amendment (incorporated by reference to Exhibit 10.1 of Sequa's Current Report on Form 8-K, File No. 1-804, filed on May 19, 2005), as further amended by the Third Amendment to Receivables Purchase Agreement dated as of October 28, 2005, by and among Sequa Receivables Corp., Sequa, Liberty Street Funding Corp., and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of Sequa's Current Report on Form 8-K, File No. 1-804, filed on November 2, 2005), as further amended by the Fourth Amendment to Receivables Purchase Agreement dated as of April 10, 2006 by and among Sequa Receivables Corp., a New York corporation, the Company, Liberty Street Funding Corp., a Delaware corporation, and The Bank of Nova Scotia, a Canadian chartered bank.  (incorporated by reference to Exhibit 10.1 of Sequa’s Current Report on Form 8-K, file No. 1-804, dated April 12, 2006, filed on April 12, 2006), and as further amended by the Fifth Amendment to Receivables Purchase Agreement dated as of October 4, 2006 by and among Sequa Receivables Corp., a New York corporation, the Company, Liberty Street Funding Corp., a Delaware corporation, and The Bank of Nova Scotia, a Canadian chartered bank.  (incorporated by reference to Exhibit 10.1 of Sequa’s Current Report on Form 8-K, File No. 1-804, dated October 10, 2006, filed on October 10, 2006).

10.2	-

Amended and Restated Purchase and Sales Agreement dated as of April 30, 2004 among the Originators named therein, Sequa Receivables Corp. and Sequa (incorporated by reference to Exhibit 10.10 of Sequa's Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended June 30, 2004, filed on August 6, 2004), as further amended by the First Amendment to Amended and Restated Purchase and Sale Agreement dated as of October 26, 2004 by and among the Company, Sequa Receivables Corp., a New York corporation, the Remaining Originators and Sequa Can Machinery, Inc., an Ohio corporation (filed herewith), as further amended by the Second Amendment to Amended and Restated Purchase and Sale Agreement dated as of October 4, 2006 by and among the Company, Sequa Receivables Corp., a New York corporation, ARC Automotive, Inc., a Delaware corporation, Casco Products Corporation, a Delaware corporation, Chromalloy Gas Turbine Corporation, a Delaware corporation, MEGTEC Systems, Inc., a Delaware corporation, Chromalloy Castings Tampa Corporation, a Delaware corporation, and Chromalloy San Diego Corporation, a California corporation (incorporated by reference to Exhibit 10.2 of Sequa’s Current Report on Form 8-K, File No. 1-804, dated October 10, 2006, filed on October 10, 2006).

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

COMPENSATORY PLANS OR ARRANGEMENTS

10.8	-	Amended and Restated 1998 Key Employees Stock Option Plan (filed herewith).

10.9	-

Sequa Corporation Management Incentive Bonus Program for Corporate Executive Officers (as Amended and Restated as of March 31, 2005) (incorporated by reference to Exhibit  10.1 of Sequa's Current Report on Form 8-K, File No. 1-804, filed on April 6, 2005).

10.10	-

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

10.12	-

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

10.13	-

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

10.14	-

Sequa Corporation Management Incentive Bonus Program for Corporate Non-Executive Officers and Corporate Staff (As Amended and Restated Effective March 31, 2005) (incorporated by reference to Exhibit 10.2 of Sequa's Current Report on Form 8-K, filed on April 6, 2005).

10.15	-

Letter Agreements, dated May 24, 1984, by and between Norman E. Alexander and Sequa (incorporated by reference to Exhibit 10(h) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1989, filed on March 30, 1990).

10.16	-

Letter Agreements, dated April 30, 1990, by and between Norman E. Alexander and Sequa (incorporated by reference to Exhibit 10(h) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1990, filed on April 1, 1991).

10.17	-

Employment Agreement, dated February 26, 2004, by and between John J. Quicke and Sequa (incorporated by reference to Exhibit 10.34 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2003, filed on March 15, 2004).

10.18	-

Employment Agreement dated as of January 25, 2007 by and between Sequa Corporation and Martin Weinstein, as amended by that certain letter agreement dated January 26, 2007 from Sequa Corporation to Martin Weinstein (incorporated by reference to Exhibit 10.1 of Sequa's Current Report on Form 8-K, File No. 1-804, dated January 31, 2007, filed on January 31, 2007).

10.19	-

Executive Life Insurance Plan of Sequa (incorporated by reference to Exhibit 10(o) of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 1991, filed on March 30, 1992).

10.20	-	Sequa Corporation Key Executive Medical Plan (incorporated by reference to Exhibit 10.1 of Sequa's Current Report on Form 8-K, File No. 1-804, dated July 6, 2006, filed on July 6, 2006).

10.21	-

Sequa Corporation Management Incentive Bonus Program for Operating Divisions (As Amended and Restated as of March 31, 2005) (incorporated by reference to Exhibit 10.1 of Sequa's Current Report on Form8-K, File No. 1-804, filed on April 20, 2005).

10.22	-

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

10.23	-

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

10.24	-

Employment Agreement dated as of May 31, 2005 between Sequa Corporation and Joanne O'Sullivan (incorporated by reference to Exhibit 10.11 of Sequa's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-804, filed on August 5, 2005).

10.25	-

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

Employment Agreement dated as of May 31, 2005 between Sequa Corporation and Gerard Dombek (incorporated by reference to Exhibit 10.2 of Sequa's Current Report on Form 8-K, File No. 1-804, filed on June 13, 2005), and Extension of Employment Agreement dated as of May 31, 2005 by and between Sequa Corporation and Gerard Dombek (incorporated by reference to Exhibit 10.4 of Sequa’s Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended June 30, 2006, filed on August 4, 2006).

10.27	-

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

Employment Agreement dated as of May 31, 2005 between Sequa Corporation and John J. Dowling III (incorporated by reference to Exhibit 10.10 of Sequa's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-804, filed on August 5, 2005) , and Extension of Employment Agreement dated as of May 31, 2005 by and between Sequa Corporation and John J. Dowling III (incorporated by reference to Exhibit 10.4 of Sequa’s Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended June 30, 2006, filed on August 4, 2006).

10.30	-

1998 Directors' Stock Compensation Plan, as amended as of January 1, 1999 (incorporated by reference to Exhibit 10.44 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2003, filed on March 15, 2004).

10.31	-

Amended and Restated Six Sigma Restricted Stock Plan dated October 20, 2006 (incorporated by reference to Exhibit 10.3 of Sequa’s Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended September 30, 2006, filed on November 7, 2006).

10.32	-

2003 Directors' Stock Award Plan (incorporated by reference to Exhibit 10.46 of Sequa's Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2003, filed on March 15, 2004), as amended by Amendment No. 1 to the Sequa Corporation 2003 Directors’ Stock Award Plan (incorporated by reference to Exhibit 10.2 of Sequa’s Current Report on Form 8-K, File No. 1-804, dated January 31, 2007, filed on January 31, 2007).

10.33	-	Sequa Corporation Long-Term Incentive Plan (incorporated by reference to Sequa's Current Report on Form 8-K, File No. 1-804, filed on April 6, 2005).

10.34	-

Employment Agreement dated as of August 15, 2005 by and between Sequa and Donna Costello (incorporated by reference to Sequa's Current Report on Form 8-K/A, File No. 1-804, filed on October 3, 2005), and Extension of Employment Agreement dated as of May 31, 2005 by and between Sequa Corporation and Donna Costello (incorporated by reference to Exhibit 10.4 of Sequa’s Quarterly Report on Form 10-Q, File No. 1-804, for the quarter ended June 30, 2006, filed on August 4, 2006).

10.35	-

Employment Agreement dated as of March 2, 2000 by and between Chromalloy Gas Turbine Corporation and Kenneth J. Binder (incorporated by reference to Exhibit 10.1 to Sequa's Current Report on Form 8-K, File No. 1-804, filed on January 30, 2006).

10.36	-

Separation Agreement, dated March 4, 2005, by and between John J. Quicke and Sequa (incorporated by reference to Exhibit 10.1 of Sequa’s Current Report on Form 8-K, File No. 1-804, filed on March 9, 2005).

10.37	-

Separation Agreement, dated January 20, 2006, by and between Howard M. Leitner and Sequa (incorporated by reference to Exhibit 10.40 of Sequa’s Annual Report on Form 10-K, File No. 1-804, for the year ended December 31, 2005, filed on March 6, 2006).

END OF COMPENSATORY PLANS OR ARRANGEMENTS

10.38	-

Purchase Agreement dated November 4, 2004 by and between Sequa Can Machinery, Inc., Sequa Can Machinery, Limited, Sequa and Stolle Machinery Company, LLC (incorporated by reference to Exhibit 2.1 of Sequa's Current Report on Form 8-K, File No. 1-804, filed on November 10, 2004).

10.39	-

Purchase Agreement dated April 1, 2004 by and among Chromalloy Gas Turbine Corporation, TurboCombustor Technology, Inc. and TCT Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of Sequa's Current Report on Form 8-K, File No. 1-804, filed on April 15, 2004).

10.40	-

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

16	-

Letter to the Securities and Exchange Commission from Ernst & Young LLP dated May 16, 2006.  (incorporated by reference to Exhibit 16 of Sequa’s Current Report on Form 8-K, File No. 1-804, dated May 16, 2006, filed on May 16, 2006).

18	-	Letter from KPMG, LLP regarding change in accounting principle (filed herewith).

21.1	-	List of subsidiaries of Sequa (filed herewith).

23.1	-	Consent of Independent Registered Public Accounting Firm, KPMG, LLP (filed herewith).

23.2	-	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP (filed herewith).

31.1	-	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	-	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SCHEDULE II

SEQUA CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to			Balance at
	Beginning of Period	Costs and Expense	Deductions (a)	Other (b)	End of Period
	(Amounts in thousands)

Allowances for Doubtful Accounts

Year Ended

December 31, 2006	$15,465	$474	$(9,200)	$232	$6,971
December 31, 2005	10,192	8,861	(3,132)	(456)	15,465
December 31, 2004	14,606	229	(4,913)	270	10,192

Deferred Taxes - Valuation Allowance

Year Ended

December 31, 2006	$41,718	$2,106	$(6,752)	$1,819	$38,891
December 31, 2005	39,540	7,152	(1,907)	(3,067)	41,718
December 31, 2004	37,245	2,921	(2,602)	1,976	39,540

(a) With respect to Allowances for Doubtful Accounts, values represent amounts determined not to be collectible, net of recoveries. With respect to Deferred Tax Valuation Allowances, values represent amounts determined to be no longer required, primarily due to the expiration of certain tax credits and to the utilization of certain foreign net operating loss carryforwards.

(b) Effect of foreign currency translation.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUA CORPORATION

Date: March 16, 2007	By:	/s/ Kenneth J. Binder
Kenneth J. Binder
Executive Vice President, Finance (Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2007.

By: /s/ Gerald Tsai, Jr.	Chairman of the Board
Gerald Tsai, Jr.		and Director

By: /s/ Martin Weinstein	Vice Chairman, Chief Executive Officer
Martin Weinstein	and Director

By: /s/ Kenneth J. Binder	Executive Vice President, Finance
Kenneth J. Binder		(Chief Financial Officer)

By: /s/ Donna M. Costello	Vice President and Controller
Donna M. Costello		(Chief Accounting Officer)

By: /s/ Edward E. Barr		Director
Edward E. Barr

By: /s/ Gail Binderman		Director
Gail Binderman

By: /s/ Richard S. LeFrak		Director
Richard S. LeFrak

By:		Director
Michael I. Sovern

By: /s/ Fred R. Sullivan		Director
Fred R. Sullivan

By: /s/ Robert F. Weinberg		Director
Robert F. Weinberg

By: /s/ Stanley R. Zax		Director
Stanley R. Zax