Form 10-Q
period 2007-03-31
SEQUA CORP /DE/
filed 2007-05-04
CIK 95301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007
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

Large accelerated filer	Accelerated filer	X	Non-accelerated filer

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007

Class A Common Stock, no par value	8,110,020
Class B Common Stock, no par value	3,281,840

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sequa Corporation and Subsidiaries Consolidated Statement of Income (Amounts in thousands, except per share data) (Unaudited)
For the Three Months Ended March 31,
	2007	2006
Sales	$526,704	$519,890

Costs and expenses
Cost of sales	434,361	428,865
Selling, general and administrative	63,331	60,764
	497,692	489,629

Operating income	29,012	30,261

Other income (expense)
Interest expense	(16,377)	(20,028)
Interest income	989	2,517
Equity in income of unconsolidated joint ventures	4,170	4,283
Other, net	(2,130)	(834)

Income from continuing operations before income taxes	15,664	16,199

Income tax provision	(4,359)	(5,600)
Income from continuing operations	11,305	10,599

Income from discontinued operations, net of income taxes	-	4,649
Net income	11,305	15,248

Preferred dividends	-	(327)

Net income available to common stock	$11,305	$14,921

Basic earnings per share
Income from continuing operations	$1.00	$0.95
Income from discontinued operations	-	0.43
Net income	$1.00	$1.38

Diluted earnings per share
Income from continuing operations	$0.99	$0.93
Income from discontinued operations	-	0.41
Net income	$0.99	$1.34

Dividends per share
Preferred	$-	$1.25
The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries Consolidated Balance Sheet (Amounts in thousands) (Unaudited)
ASSETS
	March 31, 2007	December 31, 2006

Current assets
Cash and cash equivalents	$94,293	$173,307
Trade receivables (less allowances of $7,101 and $6,971 as of March 31, 2007 and December 31, 2006, respectively)	358,274	331,250
Unbilled receivables	74,354	73,185
Inventories	552,104	527,614
Deferred income taxes	28,358	27,941
Prepaid expenses and other current assets	25,584	24,743
Total current assets	1,132, 967	1,158,040

Investments
Investments and other receivables	127,451	121,013
Assets of discontinued operations	5,540	5,747
	132,991	126,760

Property, plant and equipment, net	467,690	455,541

Other assets
Goodwill	149,566	149,347
Deferred income taxes	51,784	50,732
Deferred charges and other assets	93,485	91,184
	294,835	291,263

Total assets	$2,028,483	$2,031,604

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries Consolidated Balance Sheet (Amounts in thousands, except share data) (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2007	December 31, 2006

Current liabilities
Current maturities of long-term debt	$16,948	$24,183
Accounts payable	225,757	227,438
Taxes on income	5,913	19,850
Accrued expenses and other current liabilities	164,226	172,013
Total current liabilities	412,844	443,484

Noncurrent liabilities
Long-term debt	731,657	740,751
Liabilities of discontinued operations	1,280	1,314
Other noncurrent liabilities	144,809	100,985
Total noncurrent liabilities	877,746	843,050

Shareholders' equity
Class A common stock–no par value,
50,000,000 shares authorized; 8,129,000 shares issued at March 31, 2007 and 8,080,000 shares issued at December 31, 2006	8,129	8,080
Class B common stock–no par value
10,000,000 shares authorized; 3,679,000 shares issued at March 31, 2007 and 3,681,000 shares issued at December 31, 2006	3,679	3,681
Capital in excess of par value	260,371	259,832
Retained earnings	479,040	490,848
Accumulated other comprehensive income	14,324	10,340

	765,543	772,781
Less: cost of treasury stock	27,650	27,711
Total shareholders' equity	737,893	745,070

Total liabilities and shareholders' equity	$2,028,483	$2,031,604

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Amounts in thousands) (Unaudited)
	For the Three Months Ended March 31,
		2007			2006
Cash flows from operating activities:
Income from continuing operations		$11,305			$10,599

Adjustments to reconcile income from continuing operations to net cash used for operating activities:
Depreciation and amortization		21,554			20,185
Provision for losses on receivables		1,204			699
Equity in income of unconsolidated joint ventures, net of earnings distributions received		(1,446)			(2,340)
Other items not providing cash		697			(759)

Changes in operating assets and liabilities, net of businesses acquired:
Receivables		(27,694)			(33,134)
Inventories		(14,734)			(21,534)
Other current assets		(865)			980
Accounts payable and accrued expenses		(13,341)			(4,207)
Other non-current assets		(3,089)			-
Other noncurrent liabilities		1,386			(2,188)
Deferred income taxes		(1,632)			(8,331)

Net cash used for continuing operations		(26,655)			(40,030)
Cash provided by (used for) discontinued operations		173			(2,340)
Net cash used for operating activities		(26,482)			(42,370)

Cash flows from investing activities:
Business purchased, net of cash acquired		(13,244)			-
Purchases of property, plant and equipment		(23,287)			(21,909)
Sales of property, plant and equipment		293			132
Equity investments		(4,020)			-
Other investing activities		3,195			(407)
Cash provided by discontinued operations		-			36,272
Net cash (used for) provided by investing activities		(37,063)			14,088

Cash flows from financing activities:
Proceeds from debt		161			14,166
Payments of debt		(16,816)			(50,583)
Payments of preferred dividends		-			(326)
Restricted cash		-			28,407
Other financing activities		899			3,784
Net cash used for financing activities		(15,756)			(4,552)

Effect of exchange rate changes on cash and cash equivalents		287			1,662

Net decrease in cash and cash equivalents		(79,014)			(31,172)

Cash and cash equivalents at beginning of period		173,307			289,218

Cash and cash equivalents at end of period		$94,293			$258,046
Supplemental Cash Flow Information: Cash paid during the period for: Income Taxes Interest	$ $	(5,726 (23,204	) )	$ $	(2,085 (24,517	) )
The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.   Basis of presentation

     The consolidated financial statements of Sequa Corporation (“Sequa”) include the accounts of all majority-owned subsidiaries except for a 52.6% owned component manufacturing operation (BELAC LLC “BELAC”).  The 52.6% ownership interest in BELAC does not equate to a controlling interest primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions.  In addition, BELAC has been determined not to be a Variable Interest Entity (“VIE”) and therefore its financial statements are not required to be consolidated with those of Sequa under Financial Accounting Standard Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended.   BELAC is accounted for under the equity method as are investments in 20% to 50% owned joint ventures.  All material accounts and transactions between the consolidated subsidiaries have been eliminated in consolidation.  Certain amounts in the 2006 Consolidated Statement of Income and Consolidated Statement of Cash Flows have been reclassified for comparative purposes.

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

The consolidated financial statements included herein have been prepared by Sequa, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present Sequa's results for the interim periods presented. Such adjustments consisted of normal recurring items with the exception of a $3,151,000 environmental charge included in operating income in the first quarter of 2007 for remediation of a site used by a previously divested operation (see Note 11).  The Consolidated Balance Sheet as of March 31, 2007 also includes the cumulative effect of adopting FIN 48, which resulted in an increase in other noncurrent liabilities of $23,113,000 to reserve for certain tax benefits, and is recorded as a reduction to the January 1, 2007 balance of retained earnings (see Note 4).

     Operating income in the first quarter of 2006 included $1,279,000 of restructuring charges at the ARC Automotive unit of the Automotive segment (see Note 2). In the first quarter of 2006, Income from Discontinued Operations included an after-tax gain of $4,649,000 on the sale of ownership interests in two container ship leverage leases (see Note 9).

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

     The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Note 2.   Restructuring Charges

     Sequa continues to review its individual operations in order to ensure their competitive positions in their respective markets.  There were no significant restructuring activities in the first quarter of 2007.  In October 2006, Sequa announced a voluntary separation program for corporate employees, which was effective December 31, 2006.  In January 2006, ARC Automotive announced that certain manufacturing operations would be transferred from the United States to Mexico and China, resulting in a severance related charge of $1,279,000 included in cost of sales in the Consolidated Statement of Income in the first quarter of 2006.  In addition, Casco Products of the Automotive segment reversed $250,000 of accruals in the first quarter of 2006 no longer required as a result of meeting certain criteria under a state development grant, which is included in cost of sales in the Consolidated Statement of Income.

     Sequa's Consolidated Balance Sheet includes accruals relating to current and prior restructuring programs of $1,539,000 at March 31, 2007 and $2,207,000 at December 31, 2006.  Activity affecting the accruals in the three-month period of 2007 is summarized as follows:

(Amounts in thousands) (Unaudited)
Balance at December 31, 2006	$2,207

Cash payments for involuntary termination and voluntary early retirement benefits	(668)
Balance at March 31, 2007	$1,539

Note 3.   Pension Expense

     The net periodic pension (benefit)/cost for the three-month periods of 2007 and 2006 for all significant domestic and foreign funded defined benefit plans include the following components:

	For the Three Months
	Ended March 31,
	2007	2006
	(Amounts in thousands) (Unaudited)
Service cost	$2,265	$2,348
Interest cost	7,428	7,119
Expected return on assets	(12,042)	(10,253)
Amortization of net transition obligation	29	3
Amortization of prior service cost	(6)	126
Recognized net loss	502	960
Net periodic pension (benefit)/cost	$(1,824)	$303

Note 3.   Pension Expense (cont’d)

The weighted average assumptions used to determine the net periodic pension (benefit)/cost were as follows:

	2007	2006

Discount rate	5.87%	5.85%
Expected long-term return on plan assets	8.30%	8.30%
Rate of compensation increase	(a)	(a)

(a) A graded rate of increase in compensation levels was utilized:
3.5% in 2006 and 2007 and 4.0% thereafter.

     Net periodic pension cost declined in 2007 from the 2006 level as actual returns on plan assets in 2006 exceeded the expected returns, which served to increase the asset base on which 2007 expected returns were calculated.

     In the first quarter of 2007, Sequa contributed $600,000 to its domestic qualified pension plan.  Management may elect to accelerate or make additional pension plan contributions based on available liquidity.

Note 4.   Income Tax Provision

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year.  The effective tax rates for the initial three-month periods of 2007 and 2006 were based upon estimated annual pre-tax income from continuing operations, include the effect of a provision for state income and franchise taxes and reflect the utilization of net operating loss carryforwards by certain foreign entities.

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

     Sequa adopted the provisions of FIN 48 on January 1, 2007.  As a result of adoption, Sequa recognized a charge of $23,113,000 to the January 1, 2007 retained earnings balance. As of the adoption date, Sequa’s unrecognized tax benefits totaled $42,575,000, all of which, if recognized, would affect the effective tax rate.  Consistent with the provisions of FIN 48, Sequa reclassified $13,889,000 of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.

     Interest and penalties related to income tax liabilities are included in income tax expense.  As of the adoption date, the balance of accrued interest and penalties was approximately $2,220,000.

     Sequa conducts business globally and, as a result, Sequa or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business Sequa is subject to examination by taxing authorities throughout the world, including such major jurisdictions as China, France, Germany, Italy, the Netherlands, Sweden, Thailand, the United Kingdom and the United States.  Sequa is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2000.

     Sequa does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations within the next twelve months.

Note 5.   Comprehensive Income (Loss)

     Comprehensive income (loss) includes net income and other comprehensive income (loss) items, which are recorded within a separate component of equity in the balance sheet and are excluded from net income.  Sequa's other comprehensive income (loss) items generally include foreign currency translation adjustments, unamortized pension adjustments, and unrealized gains and losses on effective cash flow hedges.

     Comprehensive income for the three months ended March 31, 2007 and 2006 is as follows:

	For the Three Months
	Ended March 31,
	2007	2006
	(Amounts in thousands) (Unaudited)
Net income	$11,305	$15,248
Other comprehensive income (loss) items:

Foreign currency translation adjustments	3,827	3,871
Unrealized loss on cash flow hedges	(296)	(224)
Tax benefit on loss on cash flow hedges	91	78
Pension amortization	525	-
Tax provision on pension amortization	(163)	-
Comprehensive income	$15,289	$18,973

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

Note 6.  Earnings Per Share (cont’d)

The computation of basic and diluted earnings per share is as follows:

	For the
	Three Months
	Ended March 31,
	2007	2006
	(Amounts in thousands, except per share data) (Unaudited)
Income from continuing operations	$11,305	$10,599
Less: Preferred dividends	-	(327)

Income from continuing operations available to common stock -- basic	11,305	10,272

Income from discontinued operations, net of income taxes	-	4,649

Net income available to common stock -- basic	11,305	14,921

Convertible preferred stock dividend requirement	-	327

Net income available to common stock -- diluted	$11,305	$15,248

Weighted average number of common shares outstanding -- basic	11,318	10,820

Conversion of convertible preferred stock	-	464

Dilutive effect of exercise of share-based payments	93	132

Weighted average number of common shares outstanding -- diluted	11,411	11,416

Basic earnings per share
Income from continuing operations	$1.00	$0.95
Income from discontinued operations	-	0.43
Net income	$1.00	$1.38

Diluted earnings per share
Income from continuing operations	$0.99	$0.93
Income from discontinued operations	-	0.41
Net income	$0.99	$1.34

Note 7.   Trade Receivables, Net and Unbilled Receivables

     SRC, a special purpose corporation wholly owned by Sequa, has a RPA that extends through May 8, 2009, as amended on October 4, 2006.  Under the RPA, SRC may sell an undivided percentage ownership interest up to a maximum participation of $75,000,000 in Sequa's eligible trade receivables through a bank-administered multi-seller commercial paper conduit.  Sequa’s availability under the RPA as of March 31, 2007 is approximately $74,290,000.  A back-up liquidity line provided by the bank is annually renewable at the bank’s option and contains a net worth covenant applicable to Sequa. The sale of receivables through the bank-administered conduit is funded through the sale of A1/P1-rated commercial paper.  SRC pays a facility fee of 0.55% per annum plus 0.40% per annum above the commercial paper rate based on usage.  SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa.  In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125,” transactions under the RPA qualify as a sale of receivables.  At March 31, 2007 and December 31, 2006, no trade receivables were sold under the RPA.

     Unbilled receivables primarily relate to the Aerospace segment’s materials-by-the-hour and power-by-the-hour contracts.  As of March 31, 2007 and December 31, 2006, unbilled revenues recorded as an asset in relation to these contracts were $71,816,000 and $66,967,000, respectively.  The unbilled asset balance represents the cumulative difference between revenue recognized for delivered items and the amounts billed under the hourly billing arrangements in the contracts based on flight hours less any amounts of revenue that are deferred because they are not contractually recoverable.  The unbilled balance is reviewed on a quarterly basis to ensure that the amounts are recoverable based on performance under the contract.

Note 8.   Inventories

     The inventory amounts at March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007	December 31, 2006
	(Amounts in thousands) (Unaudited)
Finished goods	$256,437	$250,881
Work in process	158,555	140,477
Raw materials	155,972	149,995
Customer deposits	(18,860)	(13,739)
	$552,104	$527,614

Note 9.   Discontinued Operations

     During 1991, Sequa adopted a formal plan to divest the investment portfolio of its leasing subsidiary, Sequa Capital Corporation (“Sequa Capital”), and to classify it as a discontinued operation.  On March 27, 2006, Sequa Capital sold its ownership interests in two container ship leveraged leases for $30,833,000 of net cash proceeds and recognized an after-tax gain on the sale of approximately $4,649,000 (pre-tax gain of $7,431,000) in discontinued operations.  The remaining investment in leveraged leases was sold in the third quarter of 2006.

     The remaining assets and liabilities of discontinued operations separately presented in the Consolidated Balance Sheet primarily relate to an investment in a dissolved reinsurance syndicate, which has insurance policies in runoff since 1987.

Note 10.   Accrued Warranty Costs

     Warranty costs primarily relate to the Industrial Machinery segment.  This unit sells equipment that is substantial in size, complexity, workload requirements and cost.  Warranties are generally issued for 12 to 18 months from the date of installation.  Warranty reserves are primarily established using a percentage of sales based on past loss experience.  Warranty activity is summarized as follows:

	For the Three Months
	Ended March 31,
	2007	2006
	(Amounts in thousands) (Unaudited)
Warranty reserves, beginning of period	$12,951	$10,369
Warranties issued	1,940	1,729
Warranty costs incurred	(2,406)	(1,629)
Changes in liability for pre-existing warranties, including expirations	(742)	(1)
Foreign currency translation adjustments	39	116
Warranty reserves, end of period	$11,782	$10,584

Note 11.   Environmental Matters

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

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  In the first quarter of 2007, Sequa recorded an additional $3,151,000 charge with respect to environmental cleanup matters associated with a site in Gainesville, Virginia previously used for manufacturing by the divested ARC propulsion business.  At March 31, 2007, the potential exposure for all remediation costs is estimated to range from $13,700,000 to $17,200,000, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $15,300,000.  These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities.  Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, remediation costs for continuing operations are estimated to be in the range of $6,400,000 to $8,400,000 for the next twelve months.  In the three-month period of 2007, actual remediation expenditures were $711,000.

Note 12.  Indebtedness

     Long-term debt is as follows:

	March 31, 2007	December 31, 2006
	(Amounts in thousands) (Unaudited)
Senior Unsecured Notes, at 9%, due 2009	$498,000	$498,000
Senior Unsecured Notes, at 8 7/8%, due April 2008	199,140	199,140
Barclays term loan facility, due 2010	47,281	60,911
Net discount on Senior Unsecured Notes	(825)	(911)
Line of Credit facilities	5,009	7,794
	748,605	764,934
Less current maturities	(16,948)	(24,183)
	$731,657	$740,751

     On December 21, 2005, certain foreign units in the Specialty Chemicals and Aerospace segments, each of which are indirect, wholly owned foreign subsidiaries of Sequa and Sequa, as agent for such subsidiaries, entered into a Facility Agreement (the “Facility Agreement”) with Barclays Bank PLC  (“Barclays”) acting as agent and Security Agent for further syndication and arranged by Barclays Capital.  The Facility Agreement is comprised of a $100,000,000 five year term, variable rate, multicurrency loan with minimum quarterly principal repayments of $3,000,000, a $35,000,000 five year term revolving credit facility available to the participating foreign subsidiaries and a $50,000,000 five year term letter of credit facility which replaced Sequa’s previous letter of credit facility.  Borrowings under the Facility Agreement bear interest at the London Interbank Offered Rate (LIBOR) plus an incremental margin ranging from 1.25% to 1.75% based on certain financial covenants.  The average interest rate for borrowings under the Facility Agreement was approximately 6.34% for the three months ended March 31, 2007.

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

     Forward foreign exchange contracts and derivatives thereof are used to hedge the cash flows of certain forecasted sales and intercompany firm sales commitments.  These contracts are primarily short-term in nature with the maximum hedge period not exceeding two years.  Gains and losses on these contracts, representing the effective portion of the hedging activity, are reported in Accumulated Other Comprehensive Income.  These deferred gains and losses are recognized in operating income in the period in which the sale is recognized.  Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Income.  Other, net in the Consolidated Statement of Income includes $687,000 and $661,000 of expense in the three-month periods of 2007 and 2006, respectively; related to the fair market valuation of forward foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting.  At March 31, 2007, there were no forward foreign exchange contracts and derivatives thereof that were effective cash flow hedges and which could be included in Accumulated Other Comprehensive Income.

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

     At March 31, 2007 and December 31, 2006, Sequa had forward foreign exchange contracts and derivatives thereof with notional amounts primarily denominated in Euros: 21,408,000 and 10,285,000, respectively; in US Dollars: 35,220,000 and 31,320,000, respectively; and in Swedish Krona: 451,000 and 30,643,000, respectively.  At March 31, 2007, Sequa had no natural gas swaps outstanding.

     Aggregated net foreign exchange gains/losses included in net income for the three months ended March 31, 2007 and 2006 were net gains of $520,000 and $155,000, respectively.

Note 14.  Share-Based Payments

     At March 31, 2007, Sequa had four stock-based employee compensation plans effective as follows:  the 1998 Key Employees Stock Option Plan, the 1998 Directors’ Stock Compensation Plan (as amended as of January 1, 1999), the Six Sigma Restricted Stock Plan (which was amended and restated effective October 20, 2006), and the 2003 Directors’ Stock Award Plan (collectively the “compensation plans”).

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

     The following table summarizes the activity related to employee stock options for the three months ended March 31, 2007:

		Weighted	Aggregate
		Average	Intrinsic
	Options	Price	Value
Outstanding at December 31, 2006	109,913	$42.38	-
Granted	-	$-	-
Expired or Cancelled	(100)	$41.70	-
Exercised	(6,110)	$41.70	$479,000
Outstanding at March 31, 2007	103,703	$42.42	-

Exercisable at
December 31, 2006	107,580	$42.12	-
March 31, 2007	101,370	$42.14	-

Available for future grant	437,327

     Options exercisable at March 31, 2007 range in price from $41.70 to $54.41 per Class A common share.  The weighted average remaining contractual terms for the 2005 stock option grant and the 2003 stock option grant are 3.08 years and 1.50 years, respectively, for both options outstanding and exercisable at March 31, 2007.

     1998 Directors' Stock Compensation Plan (as amended as of January 1, 1999). The purpose of this plan, which was not required to be approved by stockholders, is to encourage members of the Board of Directors of Sequa, who are not employed by Sequa or any of its subsidiaries or affiliates, to acquire a proprietary interest or to increase an existing interest in Sequa through the ownership of Class A common stock. The plan enables eligible Directors who participate to defer receipt of their directors' compensation for specified periods of time. Prior to December 31 of every calendar year during their term of office, an eligible Director may elect to participate in the plan by directing that all (but not part)  of the compensation to be paid in cash during the next immediate twelve months for services as a member of Sequa's Board of Directors be paid in shares of Class A common stock. The stock is valued at the last sales price on the last trading day prior to December 31. Each annual election has a three-year restriction on the transferability of that year's stock which may be extended at the election of the Director for one additional two- or three-year period. During the restricted period, the stock cannot be transferred, pledged, assigned, sold or otherwise disposed of.

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

     2003 Directors' Stock Award Plan. This plan was effective December 11, 2003 and was approved at Sequa's annual meeting of stockholders in 2004. The purpose of the plan is to encourage and enable members of the Board of Directors of Sequa, who are not employed by Sequa or any of its subsidiaries or affiliates, to acquire a proprietary interest or to increase an existing interest in Sequa through the ownership of Class A common stock. The plan provides for the granting of options as approved by the Board of Directors from time to time. The option price per share may not be less than the fair market value of the Class A common stock on the date the option is granted. The options vest after a period of one year and no options may be exercised after the expiration of ten years from the date of grant. At March 31, 2007, no options were outstanding under the plan. The plan also provides that on January 15 of each calendar year beginning with 2004, eligible Directors will receive a grant of restricted Class A common stock having a market value of $10,000 (increased to $30,000, effective January 1, 2007), unless the Board determines in its discretion prior to the grant date that a greater or lesser number of shares of restricted stock, or no shares of restricted stock, will be granted on that date. The stock is restricted for a period of one year during which time it cannot be transferred, pledged, assigned, sold or otherwise encumbered. In addition to the annual grant discussed above, on January 25, 2007 the Board of Directors approved a grant of 5,000 shares of Class A Common Stock of Sequa to each non-management director.  The shares will vest in five equal annual installments commencing on the first anniversary of the grant date.  The total number of shares that can be issued pursuant to exercise of options or pursuant to the grant of restricted stock under the plan cannot exceed 50,000 shares of Class A common stock.

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, or Lapse of Restrictions on Restricted Stock	Weighted-Average Exercise Price of Outstanding Options, or Restricted Stock	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	152,833	$28.78	479,792

Equity compensation plans not approved by security holders	9,956	-	*

Total	162,789

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

     Sequa recognized $6,000 and $618,000 of pre-tax compensation expense related to stock options in the Consolidated Statement of Income in the three months ended March 31, 2007 and 2006, respectively.  The after-tax effect of these charges was to reduce both basic earnings per share and diluted earnings per share from continuing operations by $0.00 and $0.05 in the three months ended March 31, 2007 and 2006, respectively.  The total compensation cost related to non-vested awards not yet recognized as of March 31, 2007 is considered immaterial to the consolidated financial statements.

     Cash received from the exercise of stock options for the three months ended March 31, 2007 and 2006 was $255,000 and $3,816,000, respectively.  The related tax benefits realized from the exercise of stock options for the three months ended March 31, 2007 and 2006 was $94,000 and $1,148,000, respectively.

Note 15.   Summary Business Segment Data

     Sequa's sales and operating income by business segment are as follows:

	Sales		Operating Income
	First Quarter		First Quarter
	2007	2006	2007	2006

	(Amounts in thousands) (Unaudited)
Aerospace	$246,857	$243,667	$20,347	$19,204
Automotive	92,054	91,307	5,033	3,022
Metal Coating	66,190	66,905	4,145	7,738
Specialty Chemicals	63,288	50,765	8,150	5,620
Industrial Machinery	54,483	61,326	1,989	3,566
Other Products	3,832	5,920	393	540
Corporate expenses	-	-	(11,045)	(9,429)
Total	$526,704	$519,890	$29,012	$30,261

     Sales by major product and service are as follows:

	Three Months Ended March 31,
	2007	2006
	(Amounts in thousands) (Unaudited)

Commercial Aviation Repair Services	$171,637	$153,217
Metal Coating	66,190	66,905
Automotive Airbag Inflators	60,210	61,524
Specialty Chemicals	63,288	50,765
Industrial Graphic Arts Equipment	28,655	26,949
Automotive Accessories	23,716	23,305
Industrial Emission Controls Equipment	10,070	17,198
Other	102,938	120,027
Total	$526,704	$519,890

Note 16.   Contingencies and Commitments

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

     On September 14, 2005, Delta and Northwest (together, the “airlines”), customers of the Chromalloy operating unit, filed voluntary petitions for reorganization under Chapter 11.  The aggregate amount due to Chromalloy operating units from the airlines on such date was approximately $12,000,000.  In addition, Chromalloy currently leases 40 jet engines to Northwest.  These leases were extended through December 31, 2012.  Sequa, in conjunction with outside legal counsel, has reviewed the various contracts through which Chromalloy conducts business with Delta and Northwest.  Based on this review, Sequa believes that certain contracts will be considered executory in nature and that the underlying business objectives of the contracts will result in their assumption by the respective airlines.  Therefore, Sequa expects that associated pre-petition receivables will ultimately be collected.  Sequa believes that certain other contracts may not be assumed and therefore recorded a $5,579,000 charge to reserve related receivables in the third quarter of 2005.  It is possible that the relative rights and obligations of Chromalloy and the airlines may be changed during the course of the bankruptcy proceedings, although such changes, if any, and their impact cannot presently be predicted.  Chromalloy continues to maintain a business relationship with both Delta and Northwest.  In addition, Sequa believes that the engines leased to Northwest are not impaired.  In 2006, Sequa sold $10,989,000 of pre-petition accounts receivable and recognized a loss of $1,204,000 on the sale.  In April 2007, Delta exited bankruptcy and, consistent with Sequa’s expectations, assumed certain of its contracts with Chromalloy.

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

     At March 31, 2007, Sequa was contingently liable for $38,075,000 of outstanding letters of credit and $3,173,000 of surety bonds not reflected in the accompanying Consolidated Financial Statements.  In addition, Sequa has guaranteed a bank line of credit for its MJB International Limited (“MJB”) joint venture in an amount up to $6,748,000.  Sequa has also guaranteed 50% of the capitalized lease payments and 50% of the overdraft facility for its Turbine Surface Technology Limited (“TSTL”) joint venture in an amount not to exceed 9,250,000 British pounds.  At March 31, 2007, $1,568,000 was outstanding under MJB's bank line of credit and 5,931,000 British pounds were outstanding related to the TSTL guarantees.  Sequa is not aware of any existing conditions that would cause risk of loss relative to outstanding letters of credit, surety bonds or bank guarantees.

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

Sales

     Overall sales increased 1% in the first quarter of 2007 compared to the same period in 2006, with a sharp advance at the Specialty Chemicals segment substantially offset by declines at the Industrial Machinery and Other Products segments.  Sales at the Aerospace and Automotive segments posted modest increases while sales at the Metal Coating segment posted a slight decline.  Excluding the benefit from translating local currency sales into US dollars, overall sales decreased by 2% in comparison to the same period in 2006. A description of sales by operating segment follows.

     Sales of the Aerospace segment were 1% higher than the same period last year, with increased sales to the commercial airline industry substantially offset by lower sales to the military and to marine and industrial turbine customers.  The advances in the airline industry reflect the ongoing benefit of new product introductions and of sales added through long-term contracts with airline customers.

     Sales of the Automotive segment also increased 1% over the same period last year, with increased sales at Casco Products substantially offset by a slight decline at ARC Automotive.  The transfer of certain manufacturing operations to China in 2006 resulted in a decline in ARC’s domestic sales in the first quarter of 2007 substantially offset by an increase in sales at its new China operation.  Sales at ARC’s European operation declined slightly.  Sales at Casco Products increased 7% in the three months (2% after excluding the benefit from translating local currency sales into US dollars) due to higher sales of electronic products in Europe and China.  Domestic operations posted a slight decline in lighter sales.

     Sales of the Metal Coating segment declined 1% in the first quarter.  The decrease reflects lower sales to the building products market, partially offset by higher steel sales.  The reduced sales to the building products market primarily reflects lower demand in the first quarter of 2007 due to unusually harsh winter weather in certain parts of the United States as well as high customer inventories.  The increase in steel sales is primarily due to business added through the acquisition of certain coating assets from Chicago Finished Metals in January 2007 (which represented 12% of segment sales in the first quarter of 2007).

     Sales of the Specialty Chemicals segment advanced 25% in the first quarter (12% excluding the benefit of translating local currency sales into US dollars) reflecting an increase in TAED volumes and higher sales of the international marketing and distributions units.  Sales growth through new product introductions and expansion of the distribution units is expected in 2007.

     Sales of the Industrial Machinery segment declined 11% in the first quarter. The decrease was primarily driven by lower sales of emission control and graphic arts equipment in the United States partially offset by higher sales of graphic arts equipment in Europe.  Backlog of $107 million as of March 31, 2007 is approximately 5% higher than prior year.

     Sales of the Other Products segment declined $2.1 million, or 35%, reflecting reduced demand in the formal-wear market served by the After Six unit and the elimination of rental income from Centor, Sequa's real estate holding company, resulting from the sale of three properties in 2006.

Operating Income

     Overall operating income declined 4% in the first quarter of 2007 compared to the same period last year.  Higher results at the Aerospace, Automotive and Specialty Chemicals segments were more than offset by reduced results at the Metal Coating, Industrial Machinery and Other Products segments.  Results were also impacted by higher corporate expenses.  For the first quarters of 2007 and 2006, Sequa's foreign operations contributed operating income of $18.5 million and $13.9 million, respectively. The increase in operating results from foreign operations primarily reflects higher sales at the Specialty Chemicals segment and at the overseas operations of the Automotive segment as well as the benefit from translating local currency results into US dollars (approximately $1.5 million).  A detailed review of operating income by segment follows.

     Operating profit of the Aerospace segment increased $1.1 million, or 6%, to $20.3 million in the first quarter of 2007.  The increase primarily reflects higher sales to the commercial airline market including new product introductions.

     Results of the Automotive segment advanced $2.0 million, or 67%, to $5.0 million in the first quarter of 2007, reflecting a sharp increase at ARC Automotive and a slight increase at Casco Products. The improved results at ARC reflect a reduction in start up costs at its new plant in China and the absence of $1.3 million in severance-related charges taken in the first quarter of 2006 partially offset by the impact of lower sales at its European operation.  Casco Products posted a slight improvement primarily as a result of higher sales.

     Profit of the Metal Coating segment declined $3.6 million, or 46%, to $4.1 million in the first quarter of 2007. The reduction was primarily caused by lower sales, an unfavorable change in product mix and start up costs at its new plant in Birmingham, Alabama.  Results for the full year are expected to match last year’s performance.

     Results of the Specialty Chemicals segment increased $2.5 million, or 45%, to $8.1 million reflecting higher sales volumes, reduced energy costs and improved chemical yields as well as a $0.8 million benefit from favourable exchange rate movements.

     Profit of the Industrial Machinery segment declined $1.6 million, or 44%, to $2.0 million in the first quarter, as a result of lower sales in the US and Asia.

     Operating income of the Other Products segment declined $0.1 million primarily as a result of lower rental income from Centor.

     Corporate expenses increased $1.6 million, or 17%, in the first quarter of 2007, due chiefly to a $3.1 million provision for environmental remediation of land previously used by a divested operation.  This charge was partially offset by lower corporate salary and pension costs.

Interest Expense

     Interest expense in the three-month period of 2007 decreased by $3.7 million compared with the prior year primarily as a result of the $100 million redemption of Senior Notes during 2006 and a reduction in the outstanding balance of the Barclay’s term loan facility.

Equity in Income of Unconsolidated Joint Ventures

     Sequa's investments in unconsolidated joint ventures are primarily concentrated in the Aerospace segment.

     Chromalloy Gas Turbine Corporation (“Chromalloy”) is a partner in joint ventures aimed at strengthening its ties to certain original equipment manufacturers (“OEMs”) and airline customers, as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements.  Sequa's investment in Chromalloy's joint ventures was $83.7 million at March 31, 2007 and $81.8 million at December 31, 2006.  The combination of income and losses of Chromalloy's joint ventures was income of $4.3 million and $4.3 million in the first quarter periods of 2007 and 2006, respectively.  The largest of the Chromalloy joint ventures are discussed in the following paragraphs.

     Chromalloy and Siemens Westinghouse Power Corporation and Siemens Aktiengesellschaft (collectively referred to as “Siemens”) have joint ownership of four operating companies.  Three of the companies provide service and repairs for heavy industrial gas turbines manufactured by other companies, and for gas turbines based on the mature technologies of Siemens and its affiliates.  These three operating companies are: TurboCare Gas Turbine Services LLC (“TCGTS”), Turbine Services Ltd (“TS”) and Gas Turbine Technologies, S.p.A. (“GTT”).  The fourth operating company, Turbine Airfoil Coating and Repair, LLC (“TACR”), provides coating and component services on Siemen's advanced engines.  Chromalloy has a 49% ownership interest in TCGTS, which serves the North, Central and South American markets. Chromalloy has a 51% ownership interest in, and operating control over, TS which has operating assets in the UK and Thailand and serves Europe, the Far East and Middle East.  The financial statements of TS are consolidated with those of Sequa, and a Siemens minority interest is reflected. MJB International Limited (“MJB”), a partnership with Al Masaood, is 49% owned by TS and provides repair and maintenance services for industrial gas turbines from a facility in the United Arab Emirates. Sequa has guaranteed up to $6.7 million of MJB's bank line of credit.  At March 31, 2007, $1.6 million was outstanding under this facility.  Chromalloy has a 20% ownership interest in GTT, which serves Italy and certain other countries.  Chromalloy has a 49% ownership interest in TACR.

     Chromalloy has a 52.6% ownership interest in BELAC, a component manufacturing operation that produces new replacement parts for jet engines.  The 52.6% ownership interest does not equate to a controlling interest primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions.  While Chromalloy's partners in this joint venture are major commercial airlines, whose industry has been under significant pressure, management believes that the venture is adequately capitalized to carry on its principal operations without additional subordinated financial support.  At March 31, 2007, Sequa's investment in BELAC totaled $10.5 million.

     Chromalloy has two 50/50 joint ventures with Rolls-Royce plc: Turbine Surface Technology Limited (“TSTL”), which provides advanced coatings for Rolls-Royce turbine components; and Turbine Repair Technology Limited (“TRTL”), which provides advanced component repair services for certain Rolls-Royce engines.  Sequa has guaranteed 50% of TSTL's future lease payments under the terms of a capitalized lease, as well as 50% of an overdraft facility.  Total amounts subject to the guarantees may not exceed 9.3 million British pounds.  At March 31, 2007, 5.9 million British pounds were outstanding related to the guarantees.

     Advanced Coatings Technologies (“ACT”), a 50%-owned joint venture with United Technologies Corporation, owns and operates an electron beam ceramic coater for the application of Pratt & Whitney coatings to jet engine parts.  In January 2007, Chromalloy and Pratt & Whitney announced plans to expand the ACT Joint Venture by opening a new facility, which will double the capacity of the existing operation.

Other, net

     In the three-month period of 2007, Other, net included $1.2 million of expense related to minority interests; $0.8 million of charges for the amortization of capitalized debt issuance costs; $0.7 million of net loss related to the fair market value of foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting; $0.4 million of charges for letters of credit and commitment fees; $0.4 million in foreign currency transaction gains; and $0.3 million of income on the cash surrender value of corporate-owned life insurance.

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

Income from Continuing Operations before Income Taxes

     Income from continuing operations before income taxes was $15.7 million for the three months ended March 31, 2007, which was composed of $17.9 million of profits earned by Sequa’s foreign operations and $2.3 million of losses incurred by Sequa’s domestic operations.  For the three months ended March 31, 2006, Sequa’s foreign and domestic operations contributed $11.6 million and $4.6 million, respectively, of income before income taxes.  The results of the domestic operations include $15.2 million and $17.9 million of interest expense for the three months ended March 31, 2007 and 2006, respectively, incurred primarily on the 9% and 8.875% Senior Notes.

     The improvement in the results of the foreign operations is driven by increased operating results of the Specialty Chemicals segment and the foreign operations of the Automotive segment as well as a reduction in foreign interest expense.  The decrease in the results of the domestic operations is primarily driven by reduced operating results of the Metal Coating segment and the domestic operations of the Industrial Machinery segment and higher corporate expenses, partially offset by lower domestic interest expense.

Income Tax Provision

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year.  The effective tax rates for the three-month periods of 2007 and 2006 were based upon estimated annual pre-tax income from continuing operations, include the effect of a provision for state income and franchise taxes and reflect the utilization of net operating loss carryforwards by certain foreign entities.

     The effective tax rate for continuing operations was 27.8% in the first quarter of 2007, compared with 34.6% in the same period of 2006.  In 2007, the $4.4 million provision reflects lower domestic taxable income and a $0.4 million reduction in a valuation allowance on a foreign net operating loss carryforward.

Discontinued Operations

      During 1991, Sequa adopted a formal plan to divest the investment portfolio of its leasing subsidiary, Sequa Capital Corporation (“Sequa Capital”), and to classify it as a discontinued operation.  On March 27, 2006, Sequa Capital sold its ownership interests in two container ship leveraged leases for $30,833,000 of net cash proceeds and recognized an after-tax gain on the sale of approximately $4,649,000 (pre-tax gain of $7,431,000) in discontinued operations.  The remaining investment in leveraged leases were sold in the third quarter of 2006.

Risk/Concentration of Business

     Sequa's largest operation, Chromalloy, with 2007 first quarter sales of $246.9 million and operating income of $20.3 million (2006 annual sales and operating income of $1,048.7 million and $80.4 million, respectively), and total assets at December 31, 2006 of $1,084.3 million, has confronted a difficult operating environment since the events of September 11, 2001. While global airline traffic has rebounded, high fuel costs, high cost structures imbedded at the legacy carriers (those carriers in existence prior to the de-regulation of the airline industry) and continuing terror threats have placed additional pressures on the airline industry, leading several airlines to file voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). Chromalloy's repair and OEM operations, derive approximately 80% of their sales from the commercial aviation market. The large repair and overhaul business is directly related to the number of hours jet engines are flown, while the smaller OEM business is related to the number of new jet engines placed in service. In 2005, Chromalloy’s results included a $5.6 million charge to reserve pre-petition receivables related to certain Delta Airlines, Inc. (“Delta”) and Northwest Airlines Corporation (“Northwest”) contracts. Both Delta and Northwest filed voluntary petitions for reorganization under Chapter 11 on September 14, 2005. At March 31, 2007, trade and unbilled receivables due from major commercial airlines totaled approximately $152.6 million. A discussion of various Chromalloy customers operating under Chapter 11 follows.

     The aggregate amount due to Chromalloy from Delta and Northwest on the date of their Chapter 11 filings was approximately $12.0 million.  In addition, Chromalloy currently leases 40 jet engines to Northwest.  Sequa, in conjunction with outside legal counsel, has reviewed the various contracts through which Chromalloy conducts business with Delta and Northwest.  Based on this review, Sequa believes that certain contracts will be considered executory in nature and that the underlying business objectives of the contracts will result in their assumption by the respective airlines.  Therefore, Sequa expects that associated pre-petition receivables will ultimately be collected.  Sequa believes that certain other contracts may not be assumed and therefore recorded a $5.6 million charge to reserve related receivables in the third quarter of 2005.  It is possible that the relative rights and obligations of Chromalloy and the airlines may be changed during the course of the bankruptcy proceedings although such changes, if any, and their impact cannot presently be predicted.  Chromalloy continues to discuss its business relationship with both Delta and Northwest.  In addition, Sequa believes that the engines leased to Northwest are not impaired.  In 2006, Sequa sold $11.0 million of the pre-petition accounts receivable and recognized a loss of $1.2 million on the sale.  In April 2007, Delta exited bankruptcy and, consistent with Sequa’s expectations, assumed certain of its contracts with Chromalloy.  Delta accounted for $14.9 million or 6.1% of Chromalloy's sales in the first quarter of 2007 (5.6% of 2006 annual sales), and Northwest accounted for $9.2 million or 3.7% of Chromalloy's sales in the first quarter of 2007 (4.3% of 2006 annual sales).

     United Airlines (“UAL”), which emerged from Chapter 11 in February 2006, accounted for $34.0 million or 14% of Chromalloy's sales in the first quarter of 2007 (13% of 2006 annual sales).  In September 2003, Chromalloy signed a 10-year engine material-by-the-hour contract with UAL which began to contribute repair revenues in March 2004.  At March 31, 2007, trade and unbilled receivables with UAL totaled $42.2 million.

     Chromalloy competes for turbine engine repair business with a number of other companies, including the OEM's which in certain cases have obligations (contractual and otherwise) to approve vendors to perform repair services on their engines and components.  Chromalloy has a number of such approvals, including licensing agreements, that allow it to repair certain components of engines.  The loss of a major OEM's approval to repair components for its engines could have an adverse effect on Chromalloy, although management believes it has certain actions available to mitigate this effect.

     Sequa is engaged in the automotive airbag inflator business through ARC Automotive.  ARC Automotive's largest customers for airbag inflators are Delphi Automotive Systems and its subsidiaries (“Delphi”) and Key Safety Systems, Inc. and its subsidiaries (“Key Safety”).  Delphi accounted for $17.9 million or 30% of ARC Automotive's first quarter sales in 2007 (35% of 2006 annual sales).  Key Safety accounted for $19.4 million or 32% of ARC Automotive's first quarter sales in 2007 (31% of 2006 annual sales).  These two customers accounted for approximately 41% of the Automotive segment's sales in the first quarter period of 2007.  On October 8, 2005, Delphi filed for protection under Chapter 11.  Sequa, in conjunction with outside legal counsel, has reviewed the long-term supply and licensing agreements that govern ARC Automotive's relationship with Delphi.  In January 2006, these agreements were listed as executory in nature by Delphi and Sequa believes that the underlying business objectives of the agreements will result in their assumption.  Sequa expects that the $0.9 million pre-petition receivables will ultimately be collected.

     Casco Products is engaged in the automotive products market and supplies cigarette lighters, power outlets and other automotive accessories to the automotive industry.  In the first quarter period of 2007, a European automobile manufacturer accounted for 12% of Casco Products sales (22% of 2006 annual sales).

     Precoat Metals markets its coating services to steel and aluminum producers and distributors, building products manufacturers, merchant can makers, and manufacturers of other diverse products.  US Steel, historically Precoat Metal's largest customer, accounted for $7.8 million or 12% of Precoat Metal's first quarter sales in 2007 (19% of 2006 annual sales).

     In the Specialty Chemicals segment, one customer accounted for 28% of first quarter sales in 2007 (29% of 2006 annual sales) and the top three customers accounted for 41% of first quarter sales in 2007 (43% of 2006 annual sales).  All of these customers are international consumer products companies with whom Warwick International has been doing business for many years.

     MEGTEC Systems markets its industrial drying systems and emission control equipment directly to customers in the coating, converting, and metal finishing industries and sells auxiliary press equipment directly to international web printing press manufacturers and their customers.  One customer accounted for 25% of first quarter sales in 2007 (20% of 2006 annual sales).

Backlog

     The business of Sequa for which backlog is significant is the Industrial Machinery segment.  The dollar amount of backlog for this segment was $107.2 million or 50% of total consolidated backlog at March 31, 2007 ($79.4 million or 47% of total consolidated backlog at December 31, 2006).

Liquidity and Capital Resources

     Net cash used for operating activities was $26.5 million for the first quarter period of 2007 versus $42.4 million in 2006.  The $15.9 million decrease primarily reflects lower working capital requirements and the elimination of cash used by discontinued operations in 2006.  Net cash used for investing activities was $37.1 million in the first quarter period of 2007 versus net cash provided by investing activities of $14.1 million in 2006.  The $51.2 million change relates to $30.8 million of net cash proceeds received from a sale of two container ship leveraged leases included in discontinued operations in the first quarter of 2006, $13.2 million of cash used to acquire a small operation in the metal coating industry in 2007 and a $4.0 million investment in a specialty chemicals distribution company in 2007.  Net cash used for financing activities was $15.8 million in the first quarter of 2007 versus $4.6 million in 2006.  The $11.2 million increase relates to the release of $28.4 million of restricted cash requirements in 2006 offset by a $19.8 million reduction in net debt payments.

     In January 2007, Precoat acquired certain assets and liabilities of Chicago Finished Metals’ coil coating business for cash consideration of $13.2 million.   Sequa will continue to focus its resources on its core business units that will provide the foundation for Sequa’s growth.   Sequa is conducting a thorough strategic evaluation of its operations to determine the optimal configuration and use of these resources, which may include the possible divestiture of certain of our non-core business units.

     During the first quarter of 2007, Sequa made payments of approximately $16.8 million to reduce its outstanding debt under the Barclay’s term loan and other foreign facilities.  In 2006, Sequa purchased, through unsolicited offers, $100.4 million in aggregate of the 8.875% Senior Notes at an average premium of $104.4 and reduced its foreign debt by $62.8 million.   Management may elect to make additional purchases of outstanding Senior Notes and/or advanced payments of the Barclay’s loan based on availability and other considerations.

     On March 27, 2006, Sequa Capital sold its ownership interests in two container ship leveraged leases with an aggregate net book value of approximately $23.4 million.  Sequa received $30.8 million of net-cash proceeds, which are being used for general corporate purposes.

     In the first quarter of 2007 and 2006, Sequa contributed $0.6 million and $6.0 million, respectively, to its domestic qualified pension plans.  Management does not currently anticipate that any additional significant pension plan contributions will be made in 2007.  Sequa monitors its pension plans on an ongoing basis.

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

     At March 31, 2007, Sequa was contingently liable for $38.1 million of outstanding letters of credit and $ 3.2 million of surety bonds not reflected in the accompanying Consolidated Balance Sheet.  In addition, Sequa has guaranteed up to $6.7 million of its MJB joint venture's bank line of credit and up to 9.3 million British pounds of its TSTL joint venture's capitalized lease payments and overdraft facility.  At March 31, 2007, $1.6 million was outstanding under MJB's bank line of credit and 5.9 million British pounds were outstanding related to the TSTL guarantees.  Sequa is not aware of any existing conditions that would cause demand for payment relative to the outstanding letters of credit, surety bonds or the guarantees.

     Sequa Receivables Corporation (“SRC”), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement (“RPA”) that extends through May 8, 2009.  Under the RPA, SRC may sell an undivided percentage ownership interest, up to a maximum participation of $75.0 million, in Sequa's eligible trade receivables through a bank-administered multi-seller commercial paper conduit.  Sequa’s availability under the RPA as of March 31, 2007 was approximately $74.3 million  A back-up liquidity line provided by the bank is annually renewable at the bank’s option and contains a net worth covenant applicable to Sequa. The sale of receivables through the bank-administered conduit is funded through the sale of A1/P1-rated commercial paper.  SRC pays a facility fee of 0.55% per annum plus 0.40% per annum above the commercial paper rate based on usage.  SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa.  In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125,” transactions under the RPA qualify as a sale of receivables.  At March 31, 2007, no trade receivables were sold under the RPA.

     Capital expenditures amounted to $23.3 million in the first quarter period of 2007, with spending concentrated in the Aerospace and Metal Coating segments.  These funds were primarily used to upgrade existing facilities and equipment and to expand capacity.  Sequa currently anticipates that capital spending in 2007 will be in excess of $100 million and will be concentrated primarily in the Aerospace, Automotive and Metal Coating segments.

     At March 31, 2007, Sequa's contractual obligations are as follows:

		Payments Due by Period
			Years	Years	Years
Contractual obligations	Total	2007	2008-2009	2010-2011	=>2012
		(Amounts in thousands) (Unaudited)

Long-term debt (a)	$749,430	$13,948	$721,181	$14,301	$-
Interest on long-term debt (b)	145,179	42,324	102,210	645	-
Operating leases (c)	67,416	13,515	27,932	16,247	9,722
Purchase obligations (d)	36,158	32,988	3,170	-	-
Other long-term liabilities:
Projected minimum required pension contributions	12,600	-	5,700	5,700	1,200
Environmental remediation (e)	15,634	6,971	5,526	1,844	1,293
Total	$1,026,417	$109,746	$865,719	$38,737	$12,215

(a)		Represents long-term debt cash payment schedule and excludes net amortizable debt discount of $0.8 million.

(b)		Interest on long-term debt represents interest payments due on Sequa's 8 7/8% and 9% Senior Notes and the Barclays Facility Agreement. Interest payments on other debt amounts are not significant.

(c)		Operating lease obligations include future rental payments on a leased facility that was excluded from the sale of the ARC propulsion business.

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

     Management currently anticipates that the following will provide sufficient funds to support Sequa's operations for the next twelve months: cash flow from operations; $94.3 million of cash and cash equivalents on hand at March 31, 2007; amounts available under the RPA; and the amounts available under the $35.0 million multicurrency revolving credit facility and the $50.0 million facility for the issuance of letters of credit that is secured by assets of certain foreign units in both the Aerospace and Specialty Chemicals segments.  Expected requirements include $65.3 million of interest payments due in the next year on the outstanding 9% and 8 7/8% Senior Notes and the Barclays Facility Agreement; $12.0 million of principal payments on the Barclays Facility agreement; approximately $100.0 million of capital expenditures for continuing operations; the other contractual obligations summarized above; and any future requirements for letters of credit and surety bonds, which totaled $41.2 million at March 31, 2007.

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

     SRC, a special purpose corporation wholly owned by Sequa, has a RPA that extends through May 8, 2009.  A further discussion of the RPA is included in Note 7 to the Consolidated Financial Statements and in the Liquidity and Capital Resources section of this Quarterly Report on Form 10-Q.

     At March 31, 2007, all minimum required capital contributions to Sequa's joint ventures have been satisfied.  Future contributions to the joint ventures require the approval of the respective joint venture's board of directors.  In January 2007, Chromalloy entered into an agreement with Pratt & Whitney to expand the ACT joint venture.  Chromalloy expects to contribute machinery and equipment valued at approximately $17 million to support the expansion. In addition, Sequa has guaranteed a bank line of credit for MJB up to $6.8 million.  Sequa has also guaranteed up to 9.3 million British pounds of the TSTL joint venture’s capitalized lease payments and overdraft facility.  At March 31, 2007, $1.6 million was outstanding under MJB's bank line of credit and 5.9 million British pounds were outstanding related to the TSTL guarantees.  Sequa is not aware of any existing conditions that would cause demand for payment relative to the outstanding letters of credit, surety bonds or the guarantees.

Significant Accounting Policies and Estimates

     Sequa believes that the application of the following accounting policies is important to its financial position and results of operations and requires significant judgments and estimates on the part of management.

Allowance for Doubtful Accounts

Certain of Sequa's operating segments provide services to industries that are experiencing, or have experienced, difficult economic pressures. The Aerospace segment performs repair and other services for the commercial airline industry, and the ARC Automotive unit of the Automotive segment has a major customer operating under Chapter 11. See the Risk/Concentration of Business section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q for further discussion. Many of Sequa's customers are large, well-known companies, and the customer base is monitored through a review of account balance agings, an assessment of customer financial condition, and interactions with the customers. Reserves are established through a combination of specific identification of problem accounts and percentages of aging brackets.

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

Goodwill

SFAS No. 142 requires that goodwill and other indefinite lived intangible assets be tested for impairment on an annual basis. Sequa updated its review of goodwill on its selected annual test date of October 1, 2006 and noted no impairment. In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. If these estimates and assumptions change in the future due to such factors as a decline in general economic conditions; a long-term or permanent decline in air travel; competitive pressures on sales and margins; and other factors beyond management's control, an impairment charge may be required.

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

As of March 31, 2007 and December 31, 2006, unbilled revenues recorded as an asset in relation to these contracts were $71.8 million and $67.0 million, respectively.  The unbilled asset balance represents the cumulative difference between revenue recognized for delivered items and the amounts billed under the hourly billing arrangements in the contracts based on flight hours less any amounts of revenue that are deferred because they are not contractually recoverable.  The unbilled balance is reviewed on a quarterly basis to ensure that the amounts are recoverable based on performance under the contract.

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

Income Taxes

Sequa’s annual tax rate is based on its income, statutory tax rates and tax planning opportunities available to the company in the various jurisdictions in which it operates.  Significant judgment is required in determining the company’s annual tax rate and in evaluating its tax positions.  Sequa adjusts its reserves, as well as the related interest, in light of changing facts and circumstances, such as the progress of a tax audit.

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

Sequa adopted the provisions of FIN 48 on January 1, 2007.  As a result of adoption, Sequa recognized a charge of $23,113,000 to the January 1, 2007 retained earnings balance. As of the adoption date, Sequa’s unrecognized tax benefits totaled $42,575,000, all of which, if recognized, would affect the effective tax rate.  Consistent with the provisions of FIN 48, Sequa reclassified $13,889,000 of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.

Sequa does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations within the next twelve months.

Sequa has significant domestic net operating loss carryforwards. Management believes that such carryforwards will be utilized before their expiration through future reversals of existing taxable temporary differences, future earnings and available tax planning strategies. Sequa's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions; the state of the airline industry and other major markets; competitive pressures on sales and margins; and other factors beyond management's control. There can be no assurance that Sequa will meet its expectations for future domestic taxable income in the carryforward period or that available tax strategies can be enacted. However, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income and available tax strategies will be sufficient to fully realize the domestic operating loss carryforwards and deferred tax assets at March 31, 2007.

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

     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective as of the beginning of the 2008 fiscal year. Sequa is currently evaluating the impact of adopting SFAS 159 on its financial statements.

Forward-Looking Statements

     This document contains “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby.  All statements, other than statements of historical fact contained in this Quarterly Report and other periodic reports filed by Sequa under the Exchange Act and other written or oral statements made by Sequa or on its behalf, are forward-looking statements.  We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” “will,” “may,” and similar words or phrases.  These statements include, among others, our future earnings and other measurements of financial performance, the effect of economic downturns or growth in particular markets, future cash flows and uses of cash, pension plan assumptions and future contributions, restructurings, the outcome of contingencies disclosed in this Report, future levels of indebtedness and capital spending and product developments and new business opportunities.

     These statements are subject to risks, uncertainties, and other factors, including, among others, general economic conditions in the United States and other countries in which we conduct our business, our ability to implement our strategy, our significant amount of indebtedness and related debt service obligations, competition, the control by the estate of our late Executive Chairman, economic, political and other developments associated with our international operations, and risks, uncertainties and factors set forth in our reports and documents filed with the United States Securities and Exchange Commission (which reports and documents should be read in conjunction with this Quarterly Report on Form 10-Q).  We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

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

     A hypothetical 10% uniform decrease in all foreign currency exchange rates relative to the US dollar would have decreased the fair value of Sequa's financial instruments by approximately $0.9 million as of March 31, 2007 and $0.5 million as of December 31, 2006.  The sensitivity analysis relates only to Sequa's exchange rate-sensitive financial instruments, which include cash and debt amounts denominated in foreign currencies and all open foreign forward exchange contracts at March 31, 2007 and December 31, 2006. The effect of this hypothetical change in exchange rates ignores the effect this movement may have on the value of net assets, other than financial instruments, denominated in foreign currencies and does not consider the effect this movement may have on anticipated foreign currency cash flows.

     At March 31, 2007 and December 31, 2006, Sequa had forward foreign exchange contracts and derivatives thereof with notional amounts primarily denominated in Euros: 21,408,000 and 10,285,000, respectively; in US Dollars: 35,220,000 and 31,320,000, respectively; and in Swedish Krona: 451,000 and 30,643,000, respectively.  At March 31, 2007, Sequa had no natural gas swaps outstanding.

     At March 31, 2007 and December 31, 2006, substantially all of Sequa's debt was at fixed rates, with the exception of the $100.0 million variable rate debt issued on December 21, 2005.  Sequa currently does not hold interest rate derivative contracts.  Accordingly, a change in market interest rates would not materially impact Sequa's interest expense but would affect the fair value of Sequa's debt. Generally, the fair value of fixed-rate debt increases as interest rates fall and decreases as interest rates rise.  The fair value of Sequa's total debt was approximately $783.5 million at March 31, 2007 and $807.2 million at December 31, 2006.  A hypothetical 1% increase in interest rates would have decreased the fair value of Sequa’s total debt by approximately $12.8 million at March 31, 2007 and $14.5 million at December 31, 2006.  A hypothetical 1% decrease in interest rates would have increased the fair value of Sequa’s total debt by approximately $13.1 million at March 31, 2007 and $14.9 million at December 31, 2006.  The fair value of Sequa's total debt is based primarily upon quoted market prices of Sequa's publicly traded securities.  The estimated changes in the fair values of Sequa's debt are based upon changes in the present value of future cash flows as derived from the hypothetical changes in market interest rates.

     The following table presents the carrying amounts and fair values of Sequa's derivative and non-derivative financial instruments:

	At March 31, 2007		At December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Amounts in thousands) (Unaudited)
Assets
Cash and cash equivalents	$94,293	$94,293	$173,307	$173,307
Forward foreign exchange contracts	489	489	581	581
Liabilities
Current and long-term debt	748,605	783,541	764,934	807,177
Forward foreign exchange contracts	1,271	1,271	373	373
Gas swaps	-	-	86	86

     The fair value of cash and cash equivalents approximates the carrying amount due to the short maturity of those instruments.  The fair value of Sequa's debt is primarily based upon quoted market prices of publicly traded securities, except the $100.0 million debt issuance with Barclays effective December 21, 2005 with variable interest rates, which issuance amount approximates fair value at March 31, 2007.  The fair value of forward foreign exchange contracts and derivatives thereof is based on fair market valuations.  The fair value of Sequa’s natural gas swap agreements is based upon the amounts that Sequa could have settled with the counterparties to terminate the natural gas swaps outstanding.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this Quarterly Report on Form 10-Q Sequa carried out an evaluation, under the supervision and with the participation of Sequa’s senior management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of Sequa’s disclosure controls and procedures.

     Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer of Sequa have concluded that Sequa’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by Sequa in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Information with respect to Sequa's legal proceedings is included in Note 16 to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A.   RISK FACTORS

     There have been no material changes in Sequa’s risk factors from those disclosed in Sequa’s 2006 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs

January 1, 2007 – January 31, 2007	None	None	None	None

February 1, 2007 – February 28, 2007	None	None	None	None

March 1, 2007 – March 31, 2007	None	None	None	None

Total	-	-	-	-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On May 3, 2007, the Board of Directors (the “Board”) of Sequa approved the recommendation of the Compensation Committee with respect to the base annual salaries to be paid to Sequa’s named executive officers (as defined in Regulation S-K Item 402(a)(3)), effective as of June 1, 2007:

Martin Weinstein, Vice Chairman and Chief Executive Officer, $968,002;

Kenneth J. Binder, Executive Vice President and Chief Financial Officer, $417,241;

John J. Dowling III, Senior Vice President, Legal, $338,903;

Gerard Dombek, Senior Vice President, Metal Coating, $351,951; and

Robert F. Ellis, Senior Vice President, Specialty Chemicals, ₤201,210 (approximately $400,000).

In addition, on May 3, 2007, the Board approved the recommendation of the Compensation Committee that Messrs. Dowling and Dombek, two of Sequa’s named executive officers, be offered one year extensions to their existing employment agreements, whereby, once definitive employment agreements are entered into between Sequa and the named executive officer, such agreements will expire on May 31, 2009.

On May 1, 2007, Sequa and Mr. Binder entered into an amendment to Mr. Binder’s employment agreement.  The employment agreement originally was between Mr. Binder and Chromalloy Gas Turbine Corporation, a subsidiary of Sequa.  The amendment substitutes Sequa as the employer and provides that either party may terminate the employment agreement  without cause upon 30 days’ prior written notice.  The amendment also makes other de minimis changes to the employment agreement.

ITEM 6.	EXHIBITS

3.1

Restated Certificate of Incorporation of Sequa Corporation dated as of February 15, 1985, as amended by the Certificate of Amendment of Restated Certificate of Incorporation dated as of April 24, 1986, as amended by two Certificates of Amendment of Restated Certificate of Incorporation each dated as of December 19, 1986, as amended by the Certificate of Amendment of Certificate of Incorporation dated May 7, 1987, as amended by the Certificate of Change of Registered Agent and Registered Office dated October 6, 1989, as amended by the Certificate of Amendment of Certificate of Incorporation dated June 4, 1999, as amended by the Certificate of Amendment to the Certificate of Incorporation dated May 3, 2007, and the Certificate of Designation dated December 22, 1986 (with respect to the $5.00 Cumulative Convertible Preferred Stock of the Registrant) and the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant dated November 13, 2000 (filed herewith).

	3.2	Amended and Restated By-laws of Sequa Corporation (as of March 23, 2006) (filed as Exhibit 3.2 of Sequa's Form 8-K filed on March 29, 2006 and incorporated herein by reference).

10.1

Employment Agreement dated January 25, 2007 by and between Sequa Corporation and Martin Weinstein, as amended by that certain letter agreement dated January 26, 2007 from Sequa Corporation to Martin Weinstein (filed as Exhibit 10.1 to the Registrant’s Form 8-K, filed on January 31, 2007 and incorporated herein by reference).

	10.2	Sequa Corporation 2003 Directors’ Stock Award Plan (filed herewith).

	10.3	2007 Long-Term Stock Incentive Plan (filed herewith).

	10.4	Management Incentive Bonus Program For Corporate Executive Officers (as amended and restated as of March 30, 2007) (filed herewith).

	10.5	Employment Agreement Amendment, dated May 1, 2007, between Kenneth J. Binder and Sequa Corporation (filed herewith).

	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEQUA CORPORATION

	BY	/s/ Kenneth J. Binder
Kenneth J. Binder
Executive Vice President and Chief Financial Officer

May 4, 2007