Form 10-Q
period 2007-06-30
SEQUA CORP /DE/
filed 2007-08-02
CIK 95301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007
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

Large accelerated filer	Accelerated filer	X	Non-accelerated filer

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007

Class A Common Stock, no par value	8,154,442
Class B Common Stock, no par value	3,281,840

Sequa Corporation and Subsidiaries Consolidated Statement of Income (Amounts in thousands, except per share) (Unaudited)
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
Sales	$1,087,960	$1,082,096	$561,256	$562,206

Costs and expenses
Cost of sales	897,134	892,528	462,773	463,663
Selling, general and administrative	125,894	123,492	62,563	62,728
	1,023,028	1,016,020	525,336	526,391

Operating income	64,932	66,076	35,920	35,815

Other income (expense)
Interest expense	(33,137)	(38,718)	(16,760)	(18,690)
Interest income	1,542	5,264	554	2,747
Equity in income of unconsolidated joint ventures	8,542	10,009	4,372	5,726
Premium on redemption of Senior Notes	-	(3,732)	-	(3,732)
Other, net	(3,002)	(2,911)	(873)	(2,077)

Income from continuing operations before income taxes	38,877	35,988	23,213	19,789

Income tax provision	(12,732)	(11,973)	(8,373)	(6,373)
Income from continuing operations	26,145	24,015	14,840	13,416

Income (loss) from discontinued operations, net of income taxes	-	3,439	-	(1,210)

Net income	26,145	27,454	14,840	12,206

Preferred dividends	-	(164)	-	-
Net income available to common stock	$26,145	$27,290	$14,840	$12,206

Basic earnings per share
Income from continuing operations	$2.31	$2.16	$1.31	$1.20
Income (loss) from discontinued operations	-	0.32	-	(0.11)
Net income	$2.31	$2.48	$1.31	$1.09

Diluted earnings per share
Income from continuing operations	$2.29	$2.12	$1.30	$1.18
Income (loss) from discontinued operations	-	0.30	-	(0.10)
Net income	$2.29	$2.42	$1.30	$1.08

Dividends declared per share
Preferred	$-	$1.25	$-	$-

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries Consolidated Balance Sheet (Amounts in thousands) (Unaudited)
ASSETS
	June 30, 2007	December 31, 2006

Current assets
Cash and cash equivalents	$100,616	$173,307
Trade receivables (less allowances of $6,238 and $6,971 as of June 30, 2007 and December 31, 2006, respectively)	355,129	331,250
Unbilled receivables	77,345	73,185
Inventories	562,532	527,614
Deferred income taxes	28,435	27,941
Prepaid expenses and other current assets	30,599	24,743
Total current assets	1,154,656	1,158,040

Investments
Investments and other receivables	132,918	121,013
Assets of discontinued operations	5,689	5,747
	138,607	126,760

Property, plant and equipment, net	479,906	455,541

Other assets
Goodwill	151,579	149,347
Deferred income taxes	50,358	50,732
Deferred charges and other assets	96,120	91,184
	298,057	291,263

Total assets	$2,071,226	$2,031,604

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries Consolidated Balance Sheet (Amounts in thousands, except share data) (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2007	December 31, 2006

Current liabilities
Current maturities of long-term debt	$213,166	$24,183
Accounts payable	244,440	227,438
Taxes on income	5,657	19,850
Accrued expenses and other current liabilities	165,989	172,013
Total current liabilities	629,252	443,484

Noncurrent liabilities
Long-term debt	530,767	740,751
Liabilities of discontinued operations	1,196	1,314
Other noncurrent liabilities	152,174	100,985
Total noncurrent liabilities	684,137	843,050

Shareholders' equity
Class A common stock–no par value,
50,000,000 shares authorized; 8,172,000 shares issued at June 30, 2007 and 8,080,000 shares issued at December 31, 2006	8,172	8,080
Class B common stock–no par value
15,000,000 shares authorized; 3,679,000 shares issued at June 30, 2007 and 3,681,000 shares issued at December 31, 2006	3,679	3,681
Capital in excess of par value	260,913	259,832
Retained earnings	493,880	490,848
Accumulated other comprehensive income	18,821	10,340
	7
	785,465	772,781
Less: cost of treasury stock	27,628	27,711
Total shareholders' equity	757,837	745,070

Total liabilities and shareholders' equity	$2,071,226	$2,031,604

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Amounts in thousands) (Unaudited)
	For the Six Months Ended June 30,
		2007			2006
Cash flows from operating activities:
Income from continuing operations		$26,145			$24,015

Adjustments to reconcile income from continuing operations to net cash used for operating activities:
Depreciation and amortization		44,031			40,557
Provision for losses on receivables		881			1,737
Premium on redemption of Senior Notes		-			3,732
Stock compensation expense amortization		11			1,227
Equity in income of unconsolidated joint ventures, net of earnings distributions received		(5,141)			(2,370)
Other items not providing cash		1,481			175

Changes in operating assets and liabilities, net of businesses acquired:
Receivables		(24,529)			(31,778)
Inventories		(23,577)			(31,227)
Other current assets		(5,629)			(5,343)
Accounts payable and accrued expenses		5,846			6,160
Other noncurrent assets		(6,136)			(6,533)
Other noncurrent liabilities		1,679			(901)
Deferred income taxes		(442)			9,512

Net cash provided by continuing operations		14,620			8,963
Cash provided by discontinued operations		73			1,791
Net cash provided by operating activities		14,693			10,754

Cash flows from investing activities:
Business purchased, net of cash acquired		(15,108)			(1,084)
Purchases of property, plant and equipment		(53,440)			(45,856)
Sales of property, plant and equipment		303			517
Equity investments		(4,024)			-
Other investing activities		5,661			4,290
Cash provided by discontinued operations		-			35,103
Net cash used for investing activities		(66,608)			(7,030)

Cash flows from financing activities:
Payments under revolving line of credit facilities, net		(4,380)			50
Payments of debt		(18,063)			(135,888)
Premium on redemption of Senior Notes		-			(3,732)
Payments of preferred dividends		-			(164)
Restricted cash		-			28,407
Other financing activities		1,067			3,482
Net cash used for financing activities		(21,376)			(107,845)

Effect of exchange rate changes on cash and cash equivalents		600			(351)

Net decrease in cash and cash equivalents		(72,691)			(104,472)

Cash and cash equivalents at beginning of period		173,307			289,218

Cash and cash equivalents at end of period		$100,616			$184,746
Supplemental Cash Flow Information: Cash paid during the period for: Income Taxes Interest	$ $	(10,882 (33,310	) )	$ $	(12,127 (39,227	) )
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

     On July 9, 2007, Sequa announced that it had entered an Agreement and Plan of Merger, dated as of July 8, 2007 (the “Merger Agreement”), with Blue Jay Acquisition Corporation, a Delaware corporation (“Parent”), and Blue Jay Merger Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Co”).  Parent and Merger Co are entities directly and indirectly owned by Carlyle Partners V, L.P. and its affiliates (collectively, “Carlyle”).  Refer to Note 17 for further details regarding this matter.

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

     The consolidated financial statements included herein have been prepared by Sequa, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present Sequa's results for the interim periods presented. Such adjustments consisted of normal recurring items with the exception of a $3,151,000 environmental charge included in operating income in the first quarter of 2007 for remediation of a site used by a previously divested operation (see Note 11).  The Consolidated Balance Sheet as of June 30, 2007 also includes the cumulative effect of adopting FIN 48, which resulted in an increase in other noncurrent liabilities of $23,113,000 to reserve for certain tax benefits, and is recorded as a reduction to the January 1, 2007 balance of retained earnings (see Note 4).

     The second quarter of 2006 included the following:  at the Aerospace segment, Operating income in the second quarter included a $3,884,000 provision for customer claims related to repair services provided to certain commercial airline customers; a $1,819,000 reduction of sales to defer revenue in excess of the amount contractually recoverable; a $1,204,000 charge to write off pre-petition receivables from a commercial airline customer; and $2,962,000 of income resulting from the recognition of deferred revenue associated with a terminated contract.  Other income (expense) in the second quarter of 2006 included a charge of $3,732,000 for premiums incurred on the redemption of $83,716,000 of the 8.875% Senior Notes maturing April 2008 in unsolicited offers.  In the second quarter of 2006, Income (loss) from Discontinued Operations included an after-tax charge of $1,210,000 to record the remaining investment in leveraged leases at fair value based on a then pending sale of the investment to third parties, which occurred in the third quarter of 2006 (see Note 9).  Operating income in the first quarter of 2006 included $1,279,000 of restructuring charges at the ARC Automotive unit of the Automotive segment (see Note 2).  In the first quarter of 2006, Income (loss) from Discontinued Operations included an after-tax gain of $4,649,000 on the sale of its ownership interests in two container ship leverage leases (see Note 9).

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

     The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

Note 2.   Restructuring Charges

     Sequa continues to review its individual operations in order to ensure their competitive positions in their respective markets.  There were no significant restructuring activities in the first half of 2007.  In October 2006, Sequa announced a voluntary separation program for corporate employees, which was effective December 31, 2006.  In January 2006, ARC Automotive announced that certain manufacturing operations would be transferred from the United States to Mexico and China, resulting in a severance related charge of $1,279,000 included in cost of sales in the Consolidated Statement of Income in the first quarter of 2006.  In addition, Casco Products of the Automotive segment reversed $250,000 of accruals in the first quarter of 2006 no longer required as a result of meeting certain criteria under a state development grant, which is included in cost of sales in the Consolidated Statement of Income in the first quarter of 2006.

Note 2.   Restructuring Charges (cont’d)

     Sequa's Consolidated Balance Sheet includes accruals relating to current and prior restructuring programs of $1,132,000 at June 30, 2007 and $2,207,000 at December 31, 2006.  Activity affecting the accruals in the six-month period of 2007 is summarized as follows:

(Amounts in thousands) (Unaudited)
Balance at December 31, 2006	$2,207
Charges incurred	247
Cash payments for involuntary termination and voluntary early retirement benefits	(1,322)
Balance at June 30, 2007	$1,132

Note 3.   Pension Expense

     The net periodic pension (benefit)/cost for the six and three-month periods of 2007 and 2006 for all significant domestic and foreign funded defined benefit plans include the following components:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
	(Amounts in Thousands) (Unaudited)

Service cost	$4,539	$4,715	$2,274	$2,367
Interest cost	14,882	14,284	7,454	7,165
Expected return on assets	(24,126)	(20,580)	(12,084)	(10,327)
Amortization of prior service cost	(14)	251	(8)	125
Recognized net loss	1,042	1,936	511	973
Net periodic pension (benefit) cost	$(3,677)	$606	$(1,853)	$303

The weighted average assumptions used to determine the net periodic pension (benefit)/cost were as follows:

	2007	2006

Discount rate	5.87%	5.85%
Expected long-term return on plan assets	8.30%	8.30%
Rate of compensation increase	(a)	(a)

(a) A graded rate of increase in compensation levels was utilized: 3.5% in 2006 and 2007 and 4.0% thereafter

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

Note 4.   Income Tax Provision

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year.  The effective tax rates for the six-month periods of 2007 and 2006 were based upon estimated annual pre-tax income from continuing operations, include the effect of a provision for state income and franchise taxes and reflect the utilization of net operating loss carryforwards by certain foreign entities.

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

     Comprehensive income for the six and three months ended June 30, 2007 and 2006 is as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
	(Amounts in Thousands) (Unaudited)

Net income	$26,145	$27,454	$14,840	$12,206
Other comprehensive income (loss) items:

Foreign currency translation adjustments	7,977	13,552	4,150	9,681
Unrealized (loss) gain on cash flow hedges	(296)	(3)	-	221
Tax benefit (provision) on unrealized loss on cash flow hedges	91	1	-	(77)
Pension amortization	1,027	-	502	-
Tax provision on pension amortization	(322)	-	(159)	-
Comprehensive income	$34,622	$41,004	$19,333	$22,031

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

Note 6.   Earnings Per Share (cont’d)

The computation of basic and diluted earnings per share is as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
	(Amounts in Thousands, except per share data) (Unaudited)
Income from continuing operations	$26,145	$24,015	$14,840	$13,416
Less: Preferred dividends	-	(164)	-	-

Income from continuing operations available to common stock -- basic	26,145	23,851	14,840	13,416

Income (loss) from discontinued operations, net of income taxes	-	3,439	-	(1,210)

Net income available to common stock -- basic	26,145	27,290	14,840	12,206

Convertible preferred stock dividend requirement	-	164	-	-

Net income available to common stock --diluted	$26,145	$27,454	$14,840	$12,206

Weighted average number of common shares outstanding -- basic	11,325	11,024	11,333	11,229

Conversion of convertible preferred stock	-	194	-	-

Dilutive effect of exercise of share-based payments	88	129	63	107

Weighted average number of common shares outstanding -- diluted	11,413	11,347	11,396	11,336

Basic earnings per share
Income from continuing operations	$2.31	$2.16	$1.31	$1.20
Income (loss) from discontinued operations	-	0.32	-	(0.11)
Net income	$2.31	$2.48	$1.31	$1.09

Diluted earnings per share
Income from continuing operations	$2.29	$2.12	$1.30	$1.18
Income (loss) from discontinued operations	-	0.30	-	(0.10)
Net income	$2.29	$2.42	$1.30	$1.08

Note 7.   Trade Receivables, Net and Unbilled Receivables

     SRC, a special purpose corporation wholly owned by Sequa, has a RPA that extends through May 8, 2009, as amended on October 4, 2006.  Under the RPA, SRC may sell an undivided percentage ownership interest up to a maximum participation of $75,000,000 in Sequa's eligible trade receivables through a bank-administered multi-seller commercial paper conduit.  Sequa’s availability under the RPA as of June 30, 2007 is approximately $71,919,000.  A back-up liquidity line provided by the bank is annually renewable at the bank’s option and contains a net worth covenant applicable to Sequa. The sale of receivables through the bank-administered conduit is funded through the sale of A1/P1-rated commercial paper.  SRC pays a facility fee of 0.55% per annum plus 0.40% per annum above the commercial paper rate based on usage.  SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa.  In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125,” transactions under the RPA qualify as a sale of receivables.  At June 30, 2007 and December 31, 2006, no trade receivables were sold under the RPA.  However, amounts were sold and settled in full during the second quarter of 2007 resulting in nominal discount expense recorded in Other, net in the Consolidated Statement of Income.

     Unbilled receivables primarily relate to the Aerospace segment’s materials-by-the-hour and power-by-the-hour contracts.  As of June 30, 2007 and December 31, 2006, unbilled revenues recorded as an asset in relation to these contracts were $75,410,000 and $66,967,000, respectively.  The unbilled asset balance represents the cumulative difference between revenue recognized for delivered items and the amounts billed under the hourly billing arrangements in the contracts based on flight hours less any amounts of revenue that are deferred because they are not contractually recoverable.  The unbilled balance is reviewed on a quarterly basis to ensure that the amounts are recoverable based on performance under the contract.

Note 8.   Inventories

     The inventory amounts at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006
	(Amounts in thousands) (Unaudited)
Finished goods	$258,092	$250,881
Work in process	160,844	140,477
Raw materials	158,113	149,995
Customer deposits	(14,517)	(13,739)
	$562,532	$527,614

Note 9.   Discontinued Operations

     During 1991, Sequa adopted a formal plan to divest the investment portfolio of its leasing subsidiary, Sequa Capital Corporation (“Sequa Capital”), and to classify it as a discontinued operation.  On March 27, 2006, Sequa Capital sold its ownership interests in two container ship leveraged leases for $30,833,000 of net cash proceeds and recognized an after-tax gain on the sale of approximately $4,649,000 (pre-tax gain of $7,431,000) in discontinued operations.  In the second quarter of 2006, Sequa recognized in discontinued operations an after-tax charge of $1,210,000 (pre-tax charge of $3,120,000) to record the remaining investment in leveraged leases at fair value.  The remaining investment in leveraged leases was sold in the third quarter of 2006.

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

Note 10.   Accrued Warranty Costs

     Warranty costs primarily relate to the Industrial Machinery segment.  This unit sells equipment that is substantial in size, complexity, workload requirements and cost.  Warranties are generally issued for 12 to 18 months from the date of installation.  Warranty reserves are primarily established using a percentage of sales based on past loss experience.  Warranty activity is summarized as follows:

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(Amounts in Thousands) (Unaudited)

Warranty reserves, beginning of period	$12,951	$10,369	$11,782	$10,584
Warranties issued	3,817	4,507	1,877	2,778
Warranty costs incurred	(4,128)	(3,584)	(1,722)	(1,955)
Changes in liability for pre-existing warranties, including expirations	(1,110)	(2)	(368)	(1)
Foreign currency translation adjustments	139	433	100	317
Warranty reserves, end of period	$11,669	$11,723	$11,669	$11,723

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

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  In the first quarter of 2007, Sequa recorded an additional $3,151,000 charge with respect to environmental cleanup matters associated with a site in Gainesville, Virginia previously used for manufacturing by the divested ARC propulsion business.  At June 30, 2007, the potential exposure for all remediation costs is estimated to range from $13,300,000 to $16,800,000, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $15,042,000.  These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities.  Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, remediation costs for continuing operations are estimated to be in the range of $5,800,000 to $7,700,000 for the next twelve months.  In the six-month period of 2007, actual remediation expenditures were $1,608,000.

Note 12.   Indebtedness

     Long-term debt is as follows:

	June 30, 2007	December 31, 2006
	(Amounts in thousands) (Unaudited)
Senior Unsecured Notes, at 9%, due 2009	$498,000	$498,000
Senior Unsecured Notes, at 8 7/8%, due April 2008	199,140	199,140
HSBC term loan facility, due 2010	43,985	60,911
Net discount on Senior Unsecured Notes	(738)	(911)
Line of Credit facilities	3,546	7,794
	743,933	764,934
Less current maturities	(213,166)	(24,183)
	$530,767	$740,751

     On June 20, 2007, Sequa and certain foreign units in the Specialty Chemicals and Aerospace segments, each of which are wholly owned, indirect subsidiaries of Sequa, entered into an Amendment and Restatement Agreement Relating to the Facilities Agreement dated December 21, 2005 (the "Amended Facilities Agreement") with HSBC Bank plc.  The Amended Facilities Agreement reduces the total amount of available funds for borrowing from $185,000,000 (comprised of a $100,000,000 multicurrency term loan, which had been reduced to $43,985,000 as a result of repayments, a $35,000,000 revolving credit facility, and a $50,000,000 letter of credit facility) to $93,600,000. The new arrangement consists of a $48,600,000 variable rate multicurrency term loan and a $45,000,000 letter of credit facility and appoints HSBC Bank plc as the arranger, original fronting bank, agent, security agent, and original lender.  The multicurrency term loan requires minimum quarterly principal repayments of $2,634,000 and continues to have a five year term expiring in December 2010.  Borrowings under the Amended Facilities Agreement bear interest at the London Interbank Offered Rate (LIBOR) plus an incremental margin ranging from 1.25% to 1.75% based on certain financial covenants.  The average interest rate for borrowings under the Amended Facilities Agreement was approximately 6.4% for the six months ended June 30, 2007.

     The Senior Unsecured Notes at 8 7/8% mature in April 2008 and, accordingly, the aggregate principal amount of $199,140,000 is classified on the balance sheet at June 30, 2007, in current maturities of long-term debt.

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

     Forward foreign exchange contracts and derivatives thereof are used to hedge the cash flows of certain forecasted sales and intercompany firm sales commitments.  These contracts are primarily short-term in nature with the maximum hedge period not exceeding two years.  Gains and losses on these contracts, representing the effective portion of the hedging activity, are reported in Accumulated Other Comprehensive Income.  These deferred gains and losses are recognized in operating income in the period in which the sale is recognized.  Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Income.  Other, net in the Consolidated Statement of Income includes $66,000 of expense and $31,000 of income in the six-month periods of 2007 and 2006, respectively; and $621,000 and $692,000 of income in the three-month periods ended June 30, 2007 and 2006, respectively; related to the fair market valuation of forward foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting.  At June 30, 2007, there were no forward foreign exchange contracts and derivatives thereof that were effective cash flow hedges and which could be included in Accumulated Other Comprehensive Income.

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

     At June 30, 2007 and December 31, 2006, Sequa had forward foreign exchange contracts and derivatives thereof with notional amounts primarily denominated in Euros: 25,080,000 and 10,285,000, respectively; in US Dollars: 22,546,000 and 31,320,000, respectively; and in Swedish Krona: zero and 30,643,000, respectively.  At June 30, 2007, Sequa had natural gas swaps outstanding with notional amounts in aggregate of 180,000 mmbtu’s expiring in various periods through October 2007 to cover a portion of its natural gas requirements.

     Aggregated net foreign exchange gains/losses included in net income for the six months ended June 30, 2007 and 2006 were net gains of $436,000 and $641,000, respectively; and $85,000 of net losses and $486,000 of net gains in the three-month periods ended June 30, 2007 and 2006, respectively.

Note 14.  Share-Based Payments

     At June 30, 2007, Sequa had five stock-based compensation plans effective as follows:  the 1998 Key Employees Stock Option Plan, the 1998 Directors’ Stock Compensation Plan (as amended as of January 1, 1999), the Six Sigma Restricted Stock Plan (which was amended and restated effective October 20, 2006), the 2003 Directors’ Stock Award Plan and the 2007 Long-Term Stock Incentive Plan (collectively the “compensation plans”).

     1998 Key Employees Stock Option Plan. This incentive and nonqualified stock option plan, which was approved by security holders, provided for the granting of options on Sequa's Class A common stock to key employees. The option price per share could not be less than the fair market value of the Class A common stock on the date the option was granted and the maximum term of an option could  not exceed ten years. Options primarily vested in three equal annual installments, commencing on the first anniversary of the grant date.  Effective May 3, 2007, no further grants will be made under this plan.  See the 2007 Long-Term Stock Incentive Plan for further information.

     The following table summarizes the activity related to employee stock options for the six months ended June 30, 2007:

		Weighted	Aggregate
		Average	Intrinsic
	Options	Price	Value
Outstanding at December 31, 2006	109,913	$42.38	-
Granted	-	$-	-
Expired or Cancelled	(100)	$41.70	-
Exercised	(8,110)	$41.70	$616,000
Outstanding at June 30, 2007	101,703	$42.43	-

Exercisable at
December 31, 2006	107,580	$42.12	-
June 30, 2007	100,537	$42.29	-

     Options exercisable at June 30, 2007 range in price from $41.70 to $54.41 per Class A common share.  The weighted average remaining contractual terms for the 2005 stock option grant and the 2003 stock option grant are 2.83 years and 1.25 years, respectively, for both options outstanding and exercisable at June 30, 2007.

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

     2003 Directors' Stock Award Plan. This plan was effective December 11, 2003 and was approved at Sequa's annual meeting of stockholders in 2004.  At the 2007 annual meeting of stockholders, an amendment to the plan was approved to make an additional 50,000 shares of Class A common stock available for issuance under the 2003 Directors’ Stock Award Plan.  The purpose of the plan is to encourage and enable members of the Board of Directors of Sequa, who are not employed by Sequa or any of its subsidiaries or affiliates, to acquire a proprietary interest or to increase an existing interest in Sequa through the ownership of Class A common stock. The plan provides for the granting of options as approved by the Board of Directors from time to time. The option price per share may not be less than the fair market value of the Class A common stock on the date the option is granted. The options vest after a period of one year and no options may be exercised after the expiration of ten years from the date of grant. At June 30, 2007, no options were outstanding under the plan. The plan also provides that on January 15 of each calendar year beginning with 2004, eligible Directors will receive a grant of restricted Class A common stock having a market value of $10,000 (increased to $30,000, effective January 1, 2007), unless the Board determines in its discretion prior to the grant date that a greater or lesser number of shares of restricted stock, or no shares of restricted stock, will be granted on that date. The stock is restricted for a period of one year during which time it cannot be transferred, pledged, assigned, sold or otherwise encumbered. In addition to the annual grant discussed above, on January 25, 2007 the Board of Directors approved a grant of 5,000 shares of Class A Common Stock of Sequa to each non-management director.  The shares will vest in five equal annual installments commencing on the first anniversary of the grant date.

     2007 Long-Term Stock Incentive Plan.  This plan was effective May 3, 2007 and was approved at Sequa’s annual meeting of stockholders in 2007.   The purpose of the plan is to advance the interests of Sequa and its stockholders by providing a means to attract, retain, and motivate employees upon whose judgment, initiative and efforts the continued success, growth and development of Sequa is dependent.  The plan authorizes the granting of awards to any employee of Sequa, any subsidiary or an affiliate in the form of Stock Options, Share Appreciation Rights, Performance Shares and Performance Units, Restricted Shares, Restricted Share Units, and Other Share- Based Awards.  The purchase price of shares subject to any stock options or share appreciation rights must not be less than the fair market value of a share on the date of grant. Fair market value is defined as the closing price of Sequa’s Class A Common Stock on the date the grant is made. The maximum term of any stock option or share appreciation right is ten years from the date of grant except in the event of death or disability.

     The total number of shares awarded under the plan cannot exceed 735,000 shares of Sequa’s Class A Common Stock, which includes those shares available for grant under the 1998 Key Employees Stock Option Plan as of May 3, 2007. The terms and conditions of any option or stock grant will be determined by the Compensation Committee of the Board of Directors.  Upon approval of the plan by the stockholders on May 3, 2007, the Board of Directors and the Compensation Committee granted an aggregate of 50,000 shares of restricted stock to an executive officer which will vest in five equal annual installments commencing on January 25, 2008 subject to attaining certain defined performance goals.

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, or Lapse of Restrictions on Restricted Stock	Weighted-Average Exercise Price of Outstanding Options, or Restricted Stock	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	151,280	$28.53	776,625

Equity compensation plans not approved by security holders	10,789	-	*

Total	162,069

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

     Sequa recognized $823,000 and $1,317,000 of pre-tax compensation expense related to stock options and restricted stock grants in the Consolidated Statement of Income in the six months ended June 30, 2007 and 2006, respectively, and $460,000 and $598,000 in the three month periods, respectively.  The after-tax effect of these charges was to reduce both basic earnings per share and diluted earnings per share from continuing operations by $0.05 and $0.10 in the six months ended June 30, 2007 and 2006, respectively, and $0.03 and $0.05 in the three month periods, respectively.  The total compensation cost related to non-vested awards not yet recognized as of June 30, 2007 is $4,993,000.

     Cash received from the exercise of stock options for the six months ended June 30, 2007 and 2006 was $338,000 and $4,215,000, respectively, and $83,000 and $400,000 for the three month periods, respectively.  The related tax benefits realized from the exercise of stock options for the six months ended June 30, 2007 and 2006 was $117,000 and $1,119,000, respectively, and $23,000 and $52,000 for the three month periods, respectively.

Note 15.   Summary Business Segment Data

     Sequa's sales and operating income by business segment are as follows:

	(Amounts in Thousands)
	(Unaudited)

	Sales		Operating Income
	Year to Date		Year to Date
	2007	2006	2007	2006

Aerospace	$510,117	$508,274	$41,625	$38,354
Automotive	189,519	188,951	9,092	9,450
Metal Coating	140,019	141,244	11,619	18,048
Specialty Chemicals	124,591	103,475	14,818	10,811
Industrial Machinery	117,084	130,807	6,250	8,223
Other Products	6,630	9,345	774	637
Corporate expenses	-	-	(19,246)	(19,447)
Total	$1,087,960	$1,082,096	$64,932	$66,076

	(Amounts in Thousands)
	(Unaudited)

	Sales		Operating Income
	Second Quarter		Second Quarter
	2007	2006	2007	2006

Aerospace	$263,260	$264,607	$21,278	$19,150
Automotive	97,465	97,645	4,059	6,427
Metal Coating	73,830	74,339	7,474	10,310
Specialty Chemicals	61,303	52,710	6,668	5,191
Industrial Machinery	62,601	69,481	4,261	4,658
Other Products	2,797	3,424	381	99
Corporate expenses	-	-	(8,201)	(10,020)
Total	$561,256	$562,206	$35,920	$35,815

     Sales by major product and service are as follows:

	(Amounts in Thousands)
	(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Commercial Aviation Repair Services	$375,544	$356,781	$193,688	$193,674
Metal Coating	140,019	141,244	73,830	74,339
Automotive Airbag Inflators	124,829	129,545	64,619	68,021
Specialty Chemicals	124,591	103,475	61,303	52,710
Industrial Graphic Arts Equipment	54,344	56,582	25,689	29,633
Automotive Accessories	64,690	59,406	32,846	29,623
Industrial Emission Controls Equipment	27,940	43,317	17,870	26,119
Other	176,003	191,746	91,411	88,087
Total	$1,087,960	$1,082,096	$561,256	$562,206

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

     At June 30, 2007, Sequa was contingently liable for $35,675,000 of outstanding letters of credit and $3,188,000 of surety bonds not reflected in the accompanying Consolidated Financial Statements.  In addition, Sequa has guaranteed a bank line of credit for its MJB International Limited (“MJB”) joint venture in an amount up to $6,748,000.  Sequa has also guaranteed 50% of the capitalized lease payments and 50% of the overdraft facility for its Turbine Surface Technology Limited (“TSTL”) joint venture in an amount not to exceed 10,250,000 British pounds.  At June 30, 2007, $2,263,000 was outstanding under MJB's bank line of credit and 5,819,000 British pounds were outstanding related to the TSTL guarantees.  Sequa is not aware of any existing conditions that would cause risk of loss relative to outstanding letters of credit, surety bonds or bank guarantees.

Note 17.  Subsequent Event

     On July 9, 2007, Sequa announced that it had entered an Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 8, 2007, with Blue Jay Acquisition Corporation, a Delaware corporation (“Parent”), and Blue Jay Merger Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Co”).  Parent and Merger Co are entities directly and indirectly owned by Carlyle Partners V, L.P. and its affiliates (collectively, “Carlyle”).  The Merger Agreement contemplates that Merger Co will be merged (the “Merger”) with and into Sequa, with Sequa continuing as the surviving corporation and a wholly owned subsidiary of Parent.  The Merger Agreement further contemplates that at the effective time of the Merger, each outstanding share of Class A Common Stock and of Class B Common Stock of Sequa (together, the “Common Stock”), other than shares owned directly or indirectly by Sequa, Parent and Merger Co and by any stockholders who properly exercise appraisal rights under Delaware law (the “Excluded Shares”), will be cancelled and converted into the right to receive $175.00 in cash, without interest.  On the unanimous recommendation of a committee of the Board of Directors (the “Transaction Committee”) comprised entirely of independent directors, the Board of Directors of Sequa unanimously approved the Merger Agreement and recommended that Sequa’s shareholders adopt the Merger Agreement.

     Sequa and Parent each have certain termination rights under the Merger Agreement.  Under certain circumstances, Sequa will be obligated to pay Parent either (1) a termination fee in the amount of $60,570,000 (the “Full Breakup Fee”), (2) a termination fee in the amount of $30,285,000 plus the lesser of (x) $10,000,000 and (y) Parent’s expenses (the “Partial Breakup Fee”) or (3) Parent’s expenses.  Under certain other circumstances, Parent will be obligated to pay Sequa a termination fee in the amount of $60,570,000.

     Under the Merger Agreement, Sequa has the right to solicit and engage in discussions and negotiations with respect to competing proposals until August 23, 2007 (the “Solicitation Period End Date”).  So long as Sequa has complied with the terms of the Merger Agreement related to solicitation of offers, Sequa may terminate the Merger Agreement under certain circumstances, including if its Board of Directors or Transaction Committee determines in good faith that it has received a Superior Proposal (as defined in the Merger Agreement) and Sequa enters into a definitive agreement with respect to such Superior Proposal substantially concurrently with the termination of the Merger Agreement.  In the event of such a termination, Sequa would be obligated to pay the Partial Breakup Fee if the Superior Proposal is accepted prior to the Solicitation Period End Date, or the Full Breakup Fee if the Superior Proposal is accepted on or after the Solicitation Period End Date.

     Parent has obtained debt financing commitments for the transactions contemplated by the Merger Agreement.  Consummation of the Merger is not subject to a financing condition, but is subject to other conditions, including receipt of the requisite affirmative vote of the stockholders of Sequa in accordance with Delaware General Corporation Law and other customary closing conditions.  The parties currently expect to close the transaction during the fourth quarter of this year, subject to the satisfaction of the conditions specified in the Merger Agreement.

     Under the Merger Agreement, certain restrictions exist on the conduct of Sequa’s business prior to the completion of the Merger, requiring Sequa to conduct its business only in the ordinary course, subject to specific limitations, which may delay or prevent it from undertaking business opportunities that may arise pending completion of the Merger.  Sequa has made customary representations and warranties and covenants in the Merger Agreement, including among others (i) to cause a meeting of Sequa’s stockholders to be held and, unless consented to by the Parent, vote on the adoption of the Merger Agreement without adjourning the meeting, (ii) subject to certain exceptions, that Sequa’s board of directors will recommend that Sequa’s stockholders adopt the Merger Agreement and thereby approve the Merger and the other transactions contemplated by the Merger Agreement and (iii) if requested by Parent, to effect a redemption of the 9% Senior Unsecured Notes, due 2009 and the 8 7/8% Senior Unsecured Notes, due 2008, in each case issued by Sequa, which redemption would be conditioned upon the consummation of the Merger.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Overview of Business

     Sequa Corporation (“Sequa”), which was incorporated in 1929, is a diversified industrial company that produces a broad range of products through operating units in six business segments: Aerospace, Automotive, Metal Coating, Specialty Chemicals, Industrial Machinery and Other Products.  On July 9, 2007, Sequa announced that it had entered an Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 8, 2007, with Blue Jay Acquisition Corporation, a Delaware corporation (“Parent”), and Blue Jay Merger Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Co”).  Parent and Merger Co are entities directly and indirectly owned by Carlyle Partners V, L.P. and its affiliates (collectively, “Carlyle”).  For further details, refer to the section entitled “Merger”.

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

Sales

     Overall sales were on par with last year in both the six-month and three-month periods with a sharp advance at the Specialty Chemicals segment substantially offset by declines at the Industrial Machinery and Other Products segments in both periods.  Sales at the Aerospace and Automotive segments posted modest increases in the six-month period and were essentially on par with last year in the second quarter while sales at the Metal Coating segment posted a slight decline in both periods.  Excluding the benefit from translating local currency sales into US dollars, overall sales decreased by 2% in the six-month period and 3% in the second quarter in comparison to the same periods in 2006. A description of sales by operating segment follows.

     Sales of the Aerospace segment were on par with last year in both the six-month and three-month periods with increased sales to the commercial airline industry substantially offset by lower sales to the military and to marine and industrial turbine customers.  The advances in the airline industry reflect the ongoing benefit of new product introductions and of sales added through long-term contracts with airline customers.

     Sales of the Automotive segment were also on par with last year in both the six-month and three-month periods, with increased sales at Casco Products substantially offset by a slight decline at ARC Automotive.  The transfer of certain manufacturing operations to China in 2006 resulted in a decline in ARC’s domestic sales in the first half of 2007 substantially offset by an increase in sales at its new China operation.  Sales at ARC’s European operation declined slightly in both periods.  Sales at Casco Products increased 9% in the six months and 11% in the second quarter (4% and 6%, respectively, after excluding the benefit from translating local currency sales into US dollars) due to higher sales of electronic products and lighters in Europe and China.  Domestic operations posted an increase in sensor sales and a slight decline in lighter sales in both periods.

     Sales of the Metal Coating segment declined 1% in both the six-month and three-month periods.  The decrease reflects lower sales to the building products market, partially offset by higher steel sales in both periods.  The reduced sales to the building products market primarily reflects lower demand in new construction as well as high customer inventories at the beginning of the year.  The increase in steel sales is primarily due to business added through the acquisition of certain coating assets from Chicago Finished Metals in January 2007 (which represented 11% and 9% of segment sales in the six-month and three-month periods, respectively).

     Sales of the Specialty Chemicals segment advanced 20% in the six-month period and 16% in the second quarter (10% and 7%, respectively, excluding the benefit of translating local currency sales into US dollars) reflecting an increase in TAED volumes and higher sales of the international marketing and distributions units in both periods.

     Sales of the Industrial Machinery segment declined 10% in both the six-month and three-month periods.  The decrease was primarily driven by lower sales of emission control equipment in the United States and Europe partially offset by higher sales of industrial products equipment in the United States in both periods.  Backlog is $97 million as of June 30, 2007 as compared to $79 million as of December 31, 2006.

     Sales of the Other Products segment declined $2.7 million, or 29%, in the six-month period and $0.6 million, or 18%, in the second quarter reflecting reduced demand in the formal-wear market served by the After Six unit and the elimination of rental income from Centor, Sequa's real estate holding company, resulting from the sale of three properties in 2006.

Operating Income

     Overall operating income declined 2% in the first half of 2007 and was on par in the second quarter compared to the same periods last year.  Higher results at the Aerospace and Specialty Chemicals segments were more than offset by reduced results at the Metal Coating, Industrial Machinery and Automotive segments in both periods.  Results for the second quarter also benefited from a $1.8 million, or 18%, reduction in corporate expenses which were on par with last year for the six-month period.  For the six-month periods of 2007 and 2006, Sequa's foreign operations contributed operating income of $38.2 million and $31.5 million, respectively ($19.8 million and $17.6 million, respectively, for the three-month periods). The increase in operating results from foreign operations primarily reflects higher sales at the Specialty Chemicals segment and at the overseas operations of the Automotive segment in both periods as well as the benefit from translating local currency results into US dollars (approximately $2.7 million and $1.2 million for the six- and three-month periods, respectively).  A detailed review of operating income by segment follows.

     Operating profit of the Aerospace segment advanced $3.3 million, or 9%, in the six months and $2.1 million, or 11%, in the second quarter.  The increase primarily reflects higher sales to the commercial airline market including new product introductions and the absence of charges taken in the second quarter of 2006: a $3.9 million provision for customer claims related to repair services provided to certain commercial airline customers; and a provision of $1.2 million to increase reserves for pre-petition accounts receivable due from a commercial airline customer that filed for bankruptcy protection in 2005.  The effect of these two factors was offset by $3.0 million of income in the second quarter of 2006 resulting from the recognition of deferred revenue associated with a terminated contract with a commercial airline.  Excluding the effect of the three factors discussed above, operating income increased 3% in the six-month period of 2007 and was on par with last year for the second quarter.

     Operating income of the Automotive segment declined $0.4 million, or 4%, in the six months and $2.4 million, or 37% in the second quarter of 2007, reflecting lower results at ARC Automotive and a slight increase at Casco Products.  The decline at ARC Automotive is primarily driven by lower sales volumes in the United States as the OEM’s have decreased production due to high inventories.  Casco Products posted a slight improvement primarily as a result of higher sales.

     Profit of the Metal Coating segment declined $6.4 million, or 36%, in the six months and $2.8 million, or 28% in the second quarter of 2007.  The reduction was primarily caused by lower sales, an unfavorable change in product mix and start up costs at its new plant in Birmingham, Alabama.

     Results of the Specialty Chemicals segment increased $4.0 million, or 37%, in the six months and $1.5 million, or 28% in the second quarter of 2007 reflecting higher sales volumes and reduced energy costs as well as a $1.2 million benefit from favourable exchange rate movements in the six-month period ($0.5 million in the second quarter).

     Profit of the Industrial Machinery segment declined $2.0 million, or 24%, in the six months and $0.4 million, or 9% in the second quarter of 2007, as a result of lower sales in the US and Europe.

     Operating income of the Other Products segment increased $0.1 million in the six months and $0.3 million in the second quarter of 2007 primarily as a result of the absence of $0.5 million in severance and other charges taken in the second quarter of 2006 partially offset by reduced sales at After Six and lower rental income from Centor in both periods of 2007.

     Corporate expenses were on par with last year for the six months and decreased $1.8 million, or 18%, in the second quarter.  The six-month results include $3.6 million of charges for environmental remediation of land previously used by divested operations ($0.5 million in the second quarter) offset by lower corporate salary and pension costs.

Interest Expense

     Interest expense in the six-month period of 2007 decreased by $5.6 million compared with the prior year primarily as a result of the $100 million redemption of Senior Notes during 2006 and a reduction in the outstanding balance of the foreign loan facilities.

Equity in Income of Unconsolidated Joint Ventures

     Sequa's investments in unconsolidated joint ventures are primarily concentrated in the Aerospace segment.

     Chromalloy Gas Turbine Corporation (“Chromalloy”) is a partner in joint ventures aimed at strengthening its ties to certain original equipment manufacturers (“OEMs”) and airline customers, as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements.  Sequa's investment in Chromalloy's joint ventures was $88.2 million at June 30, 2007 and $81.8 million at December 31, 2006.  The combination of income and losses of Chromalloy's joint ventures was income of $8.7 million and $10.0 million in the six-month periods of 2007 and 2006, respectively, and income of $4.4 and $5.7 million in the second quarters of 2007 and 2006, respectively.  The decline in equity income in both periods is primarily due to lower domestic sales at the industrial turbine joint ventures.  The largest of the Chromalloy joint ventures are discussed in the following paragraphs.

     Chromalloy and Siemens Westinghouse Power Corporation and Siemens Aktiengesellschaft (collectively referred to as “Siemens”) have joint ownership of four operating companies.  Three of the companies provide service and repairs for heavy industrial gas turbines manufactured by other companies, and for gas turbines based on the mature technologies of Siemens and its affiliates.  These three operating companies are: TurboCare Gas Turbine Services LLC (“TCGTS”), Turbine Services Ltd (“TS”) and Gas Turbine Technologies, S.p.A. (“GTT”).  The fourth operating company, Turbine Airfoil Coating and Repair, LLC (“TACR”), provides coating and component services on Siemen's advanced engines.  Chromalloy has a 49% ownership interest in TCGTS, which serves the North, Central and South American markets. Chromalloy has a 51% ownership interest in, and operating control over, TS which has operating assets in the UK and Thailand and serves Europe, the Far East and Middle East.  The financial statements of TS are consolidated with those of Sequa, and a Siemens minority interest is reflected. MJB International Limited (“MJB”), a partnership with Al Masaood, is 49% owned by TS and provides repair and maintenance services for industrial gas turbines from a facility in the United Arab Emirates. Sequa has guaranteed up to $6.7 million of MJB's bank line of credit.  At June 30, 2007, $2.3 million was outstanding under this facility.  Chromalloy has a 20% ownership interest in GTT, which serves Italy and certain other countries.  Chromalloy has a 49% ownership interest in TACR.

     Chromalloy has a 52.6% ownership interest in BELAC, a component manufacturing operation that produces new replacement parts for jet engines.  The 52.6% ownership interest does not equate to a controlling interest primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions.  While Chromalloy's partners in this joint venture are major commercial airlines, whose industry has been under significant pressure, management believes that the venture is adequately capitalized to carry on its principal operations without additional subordinated financial support.  At June 30, 2007, Sequa's investment in BELAC totaled $11.9 million.

     Chromalloy has two 50/50 joint ventures with Rolls-Royce plc: Turbine Surface Technology Limited (“TSTL”), which provides advanced coatings for Rolls-Royce turbine components; and Turbine Repair Technology Limited (“TRTL”), which provides advanced component repair services for certain Rolls-Royce engines.  Sequa has guaranteed 50% of TSTL's future lease payments under the terms of a capitalized lease, as well as 50% of an overdraft facility.  Total amounts subject to the guarantees may not exceed 10.3 million British pounds.  At June 30, 2007, 5.8 million British pounds were outstanding related to the guarantees.

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

Other, net

     In the six-month period of 2007, Other, net included $2.6 million of expense related to minority interests; $1.5 million of charges for the amortization of capitalized debt issuance costs; $0.6 million of charges for letters of credit and commitment fees; $0.1 million of net loss related to the fair market value of foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting; $1.3 million of income on the cash surrender value of corporate-owned life insurance; and $0.5 million in foreign currency transaction gains.

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

     In the second quarter of 2007, Other, net included $1.4 million of expense related to minority interests; $0.8 million of charges for the amortization of capitalized debt issuance costs; $0.2 million of charges for letters of credit and commitment fees; $1.0 million of income on the cash surrender value of corporate-owned life insurance; $0.6 million of net gains related to the fair market value of foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting; and $0.1 million in foreign currency transaction gains.

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

Income from Continuing Operations before Income Taxes

     Income from continuing operations before income taxes was $38.9 million for the six months ended June 30, 2007, which was composed of $35.7 million of profits earned by Sequa’s foreign operations and $3.2 million of profits earned by Sequa’s domestic operations.  For the six months ended June 30, 2006, Sequa’s foreign and domestic operations contributed $29.2 million and $6.8 million, respectively, of income before income taxes.  The results of the domestic operations include $31.0 million and $34.9 million of interest expense for the six months ended June 30, 2007 and 2006, respectively, incurred primarily on the 9% and 8.875% Senior Notes.

     The improvement in the results of the foreign operations is driven by increased operating results of the Specialty Chemicals segment and the foreign operations of the Automotive segment as well as a reduction in foreign interest expense.  The decrease in the results of the domestic operations is primarily driven by reduced operating results of the Metal Coating segment and the domestic operations of the Automotive segment , partially offset by lower domestic interest expense.

Income Tax Provision

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year.  The effective tax rates for the six-month periods of 2007 and 2006 were based upon estimated annual pre-tax income from continuing operations, include the effect of a provision for state income and franchise taxes and reflect the utilization of net operating loss carryforwards by certain foreign entities.

     The effective tax rate for continuing operations was 32.7% for the first six months of 2007, compared with 33.3% in the same period of 2006.  In 2007, the $12.7 million provision primarily reflects lower domestic taxable income.

Discontinued Operations

      During 1991, Sequa adopted a formal plan to divest the investment portfolio of its leasing subsidiary, Sequa Capital Corporation (“Sequa Capital”), and to classify it as a discontinued operation.  On March 27, 2006, Sequa Capital sold its ownership interests in two container ship leveraged leases for $30.8 million of net cash proceeds and recognized an after-tax gain on the sale of approximately $4.6 million (pre-tax gain of $7.4 million) in discontinued operations. In the second quarter of 2006, Sequa recognized in discontinued operations an after-tax charge of $1.2 million (pre-tax charge of $3.1 million) to record the remaining investment in leveraged leases at fair value.  The remaining investment in leveraged leases were sold in the third quarter of 2006.

Merger

     On July 9, 2007, Sequa announced that it had entered an Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 8, 2007, with Blue Jay Acquisition Corporation, a Delaware corporation (“Parent”), and Blue Jay Merger Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Co”).  Parent and Merger Co are entities directly and indirectly owned by Carlyle Partners V, L.P. and its affiliates (collectively, “Carlyle”).  The Merger Agreement contemplates that Merger Co will be merged (the “Merger”) with and into Sequa, with Sequa continuing as the surviving corporation and a wholly owned subsidiary of Parent.  The Merger Agreement further contemplates that at the effective time of the Merger, each outstanding share of Class A Common Stock and of Class B Common Stock of Sequa (together, the “Common Stock”), other than shares owned directly or indirectly by Sequa, Parent and Merger Co and by any stockholders who properly exercise appraisal rights under Delaware law (the “Excluded Shares”), will be cancelled and converted into the right to receive $175.00 in cash, without interest.  On the unanimous recommendation of a committee of the Board of Directors (the “Transaction Committee”) comprised entirely of independent directors, the Board of Directors of Sequa unanimously approved the Merger Agreement and recommended that Sequa’s shareholders adopt the Merger Agreement.

     Sequa and Parent each have certain termination rights under the Merger Agreement.  Under certain circumstances, Sequa will be obligated to pay Parent either (1) a termination fee in the amount of $60.6 million (the “Full Breakup Fee”), (2) a termination fee in the amount of $30.3 million plus the lesser of (x) $10.0 million and (y) Parent’s expenses (the “Partial Breakup Fee”) or (3) Parent’s expenses.  Under certain other circumstances, Parent will be obligated to pay Sequa a termination fee in the amount of $60.6 million.

     Under the Merger Agreement, Sequa has the right to solicit and engage in discussions and negotiations with respect to competing proposals until August 23, 2007 (the “Solicitation Period End Date”).  So long as Sequa has complied with the terms of the Merger Agreement related to solicitation of offers, Sequa may terminate the Merger Agreement under certain circumstances, including if its Board of Directors or Transaction Committee determines in good faith that it has received a Superior Proposal (as defined in the Merger Agreement) and Sequa enters into a definitive agreement with respect to such Superior Proposal substantially concurrently with the termination of the Merger Agreement.  In the event of such a termination, Sequa would be obligated to pay the Partial Breakup Fee if the Superior Proposal is accepted prior to the Solicitation Period End Date, or the Full Breakup Fee if the Superior Proposal is accepted on or after the Solicitation Period End Date.

     Parent has obtained debt financing commitments for the transactions contemplated by the Merger Agreement. Consummation of the Merger is not subject to a financing condition, but is subject to other conditions, including receipt of the requisite affirmative vote of the stockholders of Sequa in accordance with Delaware General Corporation Law and other customary closing conditions.  The parties currently expect to close the transaction during the fourth quarter of this year, subject to the satisfaction of the conditions specified in the Merger Agreement.

     Under the Merger Agreement, certain restrictions exist on the conduct of Sequa’s business prior to the completion of the Merger, requiring Sequa to conduct its business only in the ordinary course, subject to specific limitations, which may delay or prevent it from undertaking business opportunities that may arise pending completion of the Merger.  Sequa has made customary representations and warranties and covenants in the Merger Agreement, including among others (i) to cause a meeting of Sequa’s stockholders to be held and, unless consented to by the Parent, vote on the adoption of the Merger Agreement without adjourning the meeting, (ii) subject to certain exceptions, that Sequa’s board of directors will recommend that Sequa’s stockholders adopt the Merger Agreement and thereby approve the Merger and the other transactions contemplated by the Merger Agreement and (iii) if requested by Parent, to effect a redemption of the 9% Senior Unsecured Notes, due 2009 and the 8 7/8% Senior Unsecured Notes, due 2008, in each case issued by Sequa, which redemption would be conditioned upon the consummation of the Merger.

Risks Related to the Proposed Merger

     There are a variety of risks and other potentially negative factors concerning the Merger Agreement and the Merger, including the following:

*

the risk that the Merger may not be completed in a timely manner or at all;

*

the risks and costs to Sequa if the Merger does not close, including the diversion of management and employee attention, potential employee attrition and the potential effect on business and customer relationships;

*

the restrictions on the conduct of Sequa’s business prior to the completion of the Merger, requiring Sequa to conduct its business only in the ordinary course, subject to specific limitations, which may delay or prevent it from undertaking business opportunities that may arise pending completion of the Merger;

*

the interests of our executive officers and directors in the Merger; and

*

certain restrictions on Sequa’s ability to solicit or engage in discussions or negotiations with any third party regarding specific transactions involving Sequa, and the requirement that Sequa pay to Parent a fee of $30.3 million plus up to $10.0 million in expenses in order to accept a superior proposal prior to August 23, 2007 or a fee of $60.6 million in order for the Board of Directors to accept a superior proposal on or after August 23, 2007.

     Any such events could adversely affect Sequa’s stock price and harm its business and operating results.

Risk/Concentration of Business

     Sequa's largest operation, Chromalloy, with 2007 six-month sales of $510.1 million and operating income of $41.6 million (2006 annual sales and operating income of $1,048.7 million and $80.4 million, respectively), and total assets at December 31, 2006 of $1,084.3 million, has confronted a difficult operating environment since the events of September 11, 2001. While global airline traffic has rebounded, high fuel costs, high cost structures imbedded at the legacy carriers (those carriers in existence prior to the de-regulation of the airline industry) and continuing terror threats have placed additional pressures on the airline industry, leading several airlines to file voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). Chromalloy's repair and OEM operations, derive approximately 80% of their sales from the commercial aviation market. The large repair and overhaul business is directly related to the number of hours jet engines are flown, while the smaller OEM business is related to the number of new jet engines placed in service. In 2005, Chromalloy’s results included a $5.6 million charge to reserve pre-petition receivables related to certain Delta Airlines, Inc. (“Delta”) and Northwest Airlines Corporation (“Northwest”) contracts. Both Delta and Northwest filed voluntary petitions for reorganization under Chapter 11 on September 14, 2005. At June 30, 2007, trade and unbilled receivables due from major commercial airlines totaled approximately $151.6  million.

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

     Sequa is engaged in the automotive airbag inflator business through ARC Automotive.  ARC Automotive's largest customers for airbag inflators are Delphi Automotive Systems and its subsidiaries (“Delphi”) and Key Safety Systems, Inc. and its subsidiaries (“Key Safety”).  Delphi accounted for $41.1 million or 33% of ARC Automotive's six-month sales in 2007 (35% of 2006 annual sales).  Key Safety accounted for $35.8 million or 29% of ARC Automotive's six-month sales in 2007 (31% of 2006 annual sales).  These two customers accounted for approximately 41% of the Automotive segment's sales in the six-month period of 2007.  On October 8, 2005, Delphi filed for protection under Chapter 11.  Sequa, in conjunction with outside legal counsel, has reviewed the long-term supply and licensing agreements that govern ARC Automotive's relationship with Delphi.  In January 2006, these agreements were listed as executory in nature by Delphi and Sequa believes that the underlying business objectives of the agreements will result in their assumption.  Sequa expects that the $0.9 million pre-petition receivables will ultimately be collected.

     Casco Products is engaged in the automotive products market and supplies cigarette lighters, power outlets and other automotive accessories to the automotive industry.  In the six-month period of 2007, a European automobile manufacturer accounted for 12% of Casco Products sales (22% of 2006 annual sales).

     Precoat Metals markets its coating services to steel and aluminum producers and distributors, building products manufacturers, merchant can makers, and manufacturers of other diverse products.  US Steel, historically Precoat Metal's largest customer, accounted for $18.3 million or 13% of Precoat Metal's six-month sales in 2007 (19% of 2006 annual sales).

     In the Specialty Chemicals segment, one customer accounted for 27% of six-month sales in 2007 (29% of 2006 annual sales) and the top three customers accounted for 39% of six-month sales in 2007 (43% of 2006 annual sales).  All of these customers are international consumer products companies with whom Warwick International has been doing business for many years.

     MEGTEC Systems markets its industrial drying systems and emission control equipment directly to customers in the coating, converting, and metal finishing industries and sells auxiliary press equipment directly to international web printing press manufacturers and their customers.  One customer accounted for 23% of six-month sales in 2007 (20% of 2006 annual sales).

Backlog

     The business of Sequa for which backlog is significant is the Industrial Machinery segment.  The dollar amount of backlog for this segment was $97.0 million or 49% of total consolidated backlog at June 30, 2007 ($79.4 million or 47% of total consolidated backlog at December 31, 2006).

Liquidity and Capital Resources

     Net cash provided by operating activities was $14.7 million for the six-month period of 2007 versus $10.8 million in 2006.  The $3.9 million increase primarily reflects lower working capital requirements.  Net cash used for investing activities was $66.6 million in the six-month period of 2007 versus $7.0 million in 2006.  The $59.6 million change relates to $30.8 million of net cash proceeds received from a sale of two container ship leveraged leases included in discontinued operations in the first quarter of 2006, $15.1 million of cash used to acquire two small operations in the metal coating industry in 2007 and a $4.0 million investment in a specialty chemicals distribution company in 2007.  Net cash used for financing activities was $21.4 million in the six-month period of 2007 versus $107.8 million in 2006.  The $86.4 million decrease relates to a $113.4 million reduction in net debt payments offset by the release of $28.4 million of restricted cash requirements in 2006.

     In January 2007, Precoat acquired certain assets and liabilities of Chicago Finished Metals’ coil coating business for cash consideration of $12.7 million and in May 2007, acquired certain assets and liabilities of U.S. Coaters for $2.4 million.   Sequa will continue to focus its resources on its core business units that will provide the foundation for Sequa’s growth.   Sequa is conducting a thorough strategic evaluation of its operations to determine the optimal configuration and use of these resources, which may include the possible divestiture of certain of our non-core business units.

     Sequa is evaluating various alternatives in regard to the payment or refinancing of the 8 7/8% Senior Unsecured Notes due in April 2008.   Accordingly, the aggregate principal amount outstanding of $199.1 million is classified on the balance sheet at June 30, 2007 as the current portion of long-term debt.  During the first half of 2007, Sequa made payments of approximately $23.4 million to reduce its outstanding debt under its foreign facilities.  In 2006, Sequa purchased, through unsolicited offers, $100.4 million in aggregate of the 8.875% Senior Notes at an average premium of $104.4 and reduced its foreign debt by $62.8 million.   Management may elect to make additional purchases of outstanding Senior Notes and/or advanced payments of its foreign debt based on availability and other considerations.

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

     On June 20, 2007, Sequa and certain foreign units in the Specialty Chemicals and Aerospace segments, each of which are wholly owned, indirect subsidiaries of Sequa, entered into an Amendment and Restatement Agreement Relating to the Facilities Agreement dated December 21, 2005 (the "Amended Facilities Agreement") with HSBC Bank plc.  The Amended Facilities Agreement reduces the total amount of available funds for borrowing from $185.0 million (comprised of a $100.0 million multicurrency term loan, which had been reduced to $44.0 million as a result of repayments, a $35.0 million revolving credit facility, and a $50.0 million letter of credit facility) to $93.6 million. The new arrangement consists of a $48.6 million variable rate multicurrency term loan and a $45.0 million letter of credit facility and appoints HSBC Bank plc as the arranger, original fronting bank, agent, security agent, and original lender.

     The multicurrency term loan requires minimum quarterly principal repayments of $2.6 million and continues to have a five year term expiring in December 2010.  The Amended Facilities Agreement is subject to financial covenants relating to the participating subsidiaries, including, as defined by the terms of the Amended Facilities Agreement, ratios of Net Borrowings to EBITDA; EBITDA to Interest Expense; Cash Flow to Senior Debt Service and Cash Flow to Total Debt Service.  Operating restrictions include, with specified allowed maximums as defined in the Amended Facilities Agreement, amounts to be expended on mergers and acquisitions, investments in joint ventures, intercompany loans, capital lease obligations and guarantees.

     At June 30, 2007, Sequa was contingently liable for $35.7 million of outstanding letters of credit and $3.2 million of surety bonds not reflected in the accompanying Consolidated Balance Sheet.  In addition, Sequa has guaranteed up to $6.7 million of its MJB joint venture's bank line of credit and up to 10.3 million British pounds of its TSTL joint venture's capitalized lease payments and overdraft facility.  At June 30, 2007, $2.3 million was outstanding under MJB's bank line of credit and 5.8 million British pounds were outstanding related to the TSTL guarantees.  Sequa is not aware of any existing conditions that would cause demand for payment relative to the outstanding letters of credit, surety bonds or the guarantees.

     Sequa Receivables Corporation (“SRC”), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement (“RPA”) that extends through May 8, 2009.  Under the RPA, SRC may sell an undivided percentage ownership interest, up to a maximum participation of $75.0 million, in Sequa's eligible trade receivables through a bank-administered multi-seller commercial paper conduit.  Sequa’s availability under the RPA as of June 30, 2007 was approximately $71.9 million.  A back-up liquidity line provided by the bank is annually renewable at the bank’s option and contains a net worth covenant applicable to Sequa. The sale of receivables through the bank-administered conduit is funded through the sale of A1/P1-rated commercial paper.  SRC pays a facility fee of 0.55% per annum plus 0.40% per annum above the commercial paper rate based on usage.  SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa.  In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125,” transactions under the RPA qualify as a sale of receivables.  At June 30, 2007, no trade receivables were sold under the RPA.

     Capital expenditures amounted to $53.4 million in the six-month period of 2007, with spending concentrated in the Aerospace and Metal Coating segments.  These funds were primarily used to upgrade existing facilities and equipment and to expand capacity.  Sequa currently anticipates that capital spending in 2007 will be in excess of $100 million and will be concentrated primarily in the Aerospace, Automotive and Metal Coating segments.

     At June 30, 2007, Sequa's contractual obligations are as follows:

		Payments Due by Period
			Years	Years	Years
Contractual obligations	Total	2007	2008-2009	2010-2011	=>2012
		(Amounts in thousands) (Unaudited)

Long-term debt (a)	$744,597	$8,740	$718,212	$17,645	$-
Interest on long-term debt (b)	136,154	32,712	102,515	927	-
Operating leases (c)	65,904	9,538	29,616	16,981	9,769
Purchase obligations (d)	28,024	27,706	318	-	-
Other long-term liabilities:
Projected minimum required pension contributions	12,600	-	5,700	5,700	1,200
Environmental remediation (e)	14,505	5,327	6,188	1,676	1,314
Total	$1,001,784	$84,023	$862,549	$42,929	$12,283

(a)		Represents long-term debt cash payment schedule and excludes net amortizable debt discount of $0.7 million.

(b)		Interest on long-term debt represents interest payments due on Sequa's 8 7/8% and 9% Senior Notes and the HSBC Facility Agreement. Interest payments on other debt amounts are not significant.

(c)		Operating lease obligations include future rental payments on a leased facility that was excluded from the sale of the ARC propulsion business.

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

     The contractual table above excludes FIN 48 liabilities for unrecognized tax benefits in the amount of $43.9 million as there is a high degree of uncertainty regarding the timing of future cash outflows associated with such liabilities.

     Management currently anticipates that the following will provide sufficient funds to support Sequa's operations for the next twelve months: cash flow from operations; $100.6 million of cash and cash equivalents on hand at June 30, 2007; amounts available under the RPA; and the amounts available under the $45.0 million facility for the issuance of letters of credit that is secured by assets of certain foreign units in both the Aerospace and Specialty Chemicals segments.  Expected requirements include $65.2 million of interest payments due in the next year on the outstanding 9% and 8 7/8% Senior Notes and the HSBC Facility Agreement; $10.5 million of principal payments on the HSBC Facility agreement; approximately $100.0 million of capital expenditures for continuing operations; the other contractual obligations summarized above; and any future requirements for letters of credit and surety bonds, which totaled $38.9 million at June 30, 2007.  Sequa is evaluating various alternatives in regard to the payment or refinancing of the 8 7/8% Senior Unsecured Notes due in April 2008, which evaluation is affected by the proposed Merger.  The aggregate principal amount outstanding of $199.1 million is classified on the balance sheet at June 30, 2007 as the current portion of long-term debt.  For further details of the Merger, refer to the section entitled “Merger”.

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

     At June 30, 2007, all minimum required capital contributions to Sequa's joint ventures have been satisfied.  Future contributions to the joint ventures require the approval of the respective joint venture's board of directors.  In January 2007, Chromalloy entered into an agreement with Pratt & Whitney to expand the ACT joint venture.  Chromalloy expects to contribute machinery and equipment valued at approximately $17 million to support the expansion. In addition, Sequa has guaranteed a bank line of credit for MJB up to $6.8 million.  Sequa has also guaranteed up to 10.3 million British pounds of the TSTL joint venture’s capitalized lease payments and overdraft facility.  At June 30, 2007, $2.3 million was outstanding under MJB's bank line of credit and 5.8 million British pounds were outstanding related to the TSTL guarantees.  Sequa is not aware of any existing conditions that would cause demand for payment relative to the outstanding letters of credit, surety bonds or the guarantees.

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

Significant Account Policies and Estimates  (cont’d)

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

As of June 30, 2007 and December 31, 2006, unbilled revenues recorded as an asset in relation to these contracts were $75.4 million and $67.0 million, respectively.  The unbilled asset balance represents the cumulative difference between revenue recognized for delivered items and the amounts billed under the hourly billing arrangements in the contracts based on flight hours less any amounts of revenue that are deferred because they are not contractually recoverable.  The unbilled balance is reviewed on a quarterly basis to ensure that the amounts are recoverable based on performance under the contract.

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

Sequa adopted the provisions of FIN 48 on January 1, 2007.  As a result of adoption, Sequa recognized a charge of $23.1million to the January 1, 2007 retained earnings balance. As of the adoption date, Sequa’s unrecognized tax benefits totaled $42.6 million, all of which, if recognized, would affect the effective tax rate.  Consistent with the provisions of FIN 48, Sequa reclassified $13.9 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.

Sequa does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations within the next twelve months.

Sequa has significant domestic net operating loss carryforwards. Management believes that such carryforwards will be utilized before their expiration through future reversals of existing taxable temporary differences, future earnings and available tax planning strategies. Sequa's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions; the state of the airline industry and other major markets; competitive pressures on sales and margins; and other factors beyond management's control. There can be no assurance that Sequa will meet its expectations for future domestic taxable income in the carryforward period or that available tax strategies can be enacted. However, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income and available tax strategies will be sufficient to fully realize the domestic operating loss carryforwards and deferred tax assets at June 30, 2007.

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

Forward-Looking Statements

     This document contains “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby.  All statements, other than statements of historical fact contained in this Quarterly Report and other periodic reports filed by Sequa under the Exchange Act and other written or oral statements made by Sequa or on its behalf, are forward-looking statements.  We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” “will,” “may,” and similar words or phrases.  These statements include, among others, the proposed merger, our future earnings and other measurements of financial performance, the effect of economic downturns or growth in particular markets, future cash flows and uses of cash, pension plan assumptions and future contributions, restructurings, the outcome of contingencies disclosed in this Report, future levels of indebtedness and capital spending and product developments and new business opportunities.

     These statements are subject to risks, uncertainties, and other factors, including, among others, the implementation of the proposed merger, general economic conditions in the United States and other countries in which we conduct our business, our ability to implement our strategy, our significant amount of indebtedness and related debt service obligations, competition, the control by the estate of our late Executive Chairman, economic, political and other developments associated with our international operations, and risks, uncertainties and factors set forth in our reports and documents filed with the United States Securities and Exchange Commission (which reports and documents should be read in conjunction with this Quarterly Report on Form 10-Q).  We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

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

     A hypothetical 10% uniform decrease in all foreign currency exchange rates relative to the US dollar would have decreased the fair value of Sequa's financial instruments by approximately $1.9 million as of June 30, 2007 and $0.5 million as of December 31, 2006.  The sensitivity analysis relates only to Sequa's exchange rate-sensitive financial instruments, which include cash and debt amounts denominated in foreign currencies and all open foreign forward exchange contracts at June 30, 2007 and December 31, 2006. The effect of this hypothetical change in exchange rates ignores the effect this movement may have on the value of net assets, other than financial instruments, denominated in foreign currencies and does not consider the effect this movement may have on anticipated foreign currency cash flows.

     At June 30, 2007 and December 31, 2006, Sequa had forward foreign exchange contracts and derivatives thereof with notional amounts primarily denominated in Euros: 25.1 million and 10.3 million, respectively; in US Dollars: 22.5 million and 31.3 million, respectively; and in Swedish Krona: zero and 30.6 million, respectively.  At June 30, 2007, Sequa had natural gas swaps outstanding with notional amounts in aggregate of 180,000 mmbtu’s.

     At June 30, 2007 and December 31, 2006, substantially all of Sequa's debt was at fixed rates, with the exception of the multi-currency variable rate debt issued on December 21, 2005.  Sequa currently does not hold interest rate derivative contracts.  Accordingly, a change in market interest rates would not materially impact Sequa's interest expense but would affect the fair value of Sequa's debt. Generally, the fair value of fixed-rate debt increases as interest rates fall and decreases as interest rates rise.  The fair value of Sequa's total debt was approximately $767.6 million at June 30, 2007 and $807.2 million at December 31, 2006.  A hypothetical 1% increase in interest rates would have decreased the fair value of Sequa’s total debt by approximately $11.0 million at June 30, 2007 and $14.5 million at December 31, 2006.  A hypothetical 1% decrease in interest rates would have increased the fair value of Sequa’s total debt by approximately $11.3 million at June 30, 2007 and $14.9 million at December 31, 2006.  The fair value of Sequa's total debt is based primarily upon quoted market prices of Sequa's publicly traded securities.  The estimated changes in the fair values of Sequa's debt are based upon changes in the present value of future cash flows as derived from the hypothetical changes in market interest rates.

     The following table presents the carrying amounts and fair values of Sequa's derivative and non-derivative financial instruments:

	At June 30, 2007		At December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Amounts in thousands) (Unaudited)
Assets
Cash and cash equivalents	$100,616	$100,616	$173,307	$173,307
Forward foreign exchange contracts	289	289	581	581
Liabilities
Current and long-term debt	743,933	767,578	764,934	807,177
Forward foreign exchange contracts	594	594	373	373
Gas swaps	5	5	86	86

     The fair value of cash and cash equivalents approximates the carrying amount due to the short maturity of those instruments.  The fair value of Sequa's debt is primarily based upon quoted market prices of publicly traded securities, except the debt issuance with Barclays effective December 21, 2005 with variable interest rates, which issuance amount approximates fair value at June 30, 2007.  The fair value of forward foreign exchange contracts and derivatives thereof is based on fair market valuations.  The fair value of Sequa’s natural gas swap agreements is based upon the amounts that Sequa could have settled with the counterparties to terminate the natural gas swaps outstanding.

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

     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

     There have been no material changes in Sequa’s risk factors from those disclosed in Sequa’s 2006 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs

April 1, 2007 – April 30, 2007	None	None	None	None

May 1, 2007 –May 31, 2007	None	None	None	None

June 1, 2007 – June 30, 2007	None	None	None	None

Total	-	-	-	-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Sequa Corporation was held on May 3, 2007, for the purpose of (1) electing directors, (2) ratifying the appointment of KPMG LLP as independent auditors, (3) adopting the Sequa Corporation 2007 Long-Term Stock Incentive Plan, (4) amending Sequa’s Restated Certificate of Incorporation, (5) approving Sequa’s Management Incentive Bonus Program for Corporate Executive Officers and (6) amending the 2003 Directors Stock Award Plan.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations.

All of management's nominees for director, as listed in the proxy statement, were elected with the following vote.

Name of Nominee	Votes For	Votes Withheld

Edward E. Barr	38,187,947	135,381
Gail Binderman	38,195,364	127,964
Richard S. LeFrak	38,186,626	136,702
Michael I. Sovern	38,189,437	133,891
Fred R. Sullivan	38,080,561	242,767
Robert F. Weinberg	38,191,097	132,231
Martin Weinstein	35,648,959	2,674,369
Mark Alexander	38,195,509	127,819
Gerald S. Gutterman	26,301,073	12,022,255

The ratification of the appointment of KPMG LLP as independent auditors was completed with the following vote:

Votes For	Votes Against	Votes Abstaining
38,232,224	82,363	8,741

The adoption the 2007 Long-Term Stock Incentive Plan was completed with the following vote:

Votes For	Votes Against	Votes Abstaining
37,868,113	444,113	11,102

The adoption of the amendment to Sequa’s Restated Certificate of Incorporation, increasing the authorized number of shares of Class B Common Stock, was completed with the following vote:

Votes For	Votes Against	Votes Abstaining
27,343,792	10,970,012	9,254

The adoption of the Management Incentive Bonus Program for Corporate Executive Officers (as amended and restated) was completed with the following vote:

Votes For	Votes Against	Votes Abstaining
37,789,949	523,150	10,229

The adoption of an amendment to the 2003 Directors Plan to make an additional 50,000 shares of Class A Common Stock available for issuance thereunder was completed with the following vote:

Votes For	Votes Against	Votes Abstaining
37,898,090	407,753	17,485

ITEM 5.	OTHER INFORMATION

Unresolved Staff Comments

The Staff of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) currently is asserting that Sequa has incorrectly interpreted certain termination provisions included in a material repair contract and consequently has improperly recognized unbilled revenue associated with services performed under the contract.  The Staff has stated the view that Sequa should modify its accounting for the contract which modification would trigger a restatement of Sequa’s financial statements.

Representatives of Sequa have had discussions with, and have submitted written materials to, the SEC Staff in support of Sequa’s view that its interpretation of the termination provisions of the material contract in question is correct and that it has correctly accounted for the contract in question.  Sequa has asked the SEC Staff to reconsider its position that Sequa must change its accounting and restate its financial statements.  However if Sequa does not prevail in its position, the change in accounting would have a material impact on its financial statements.

On July 9, 2007, Sequa announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 8, 2007, with Blue Jay Acquisition Corporation, a Delaware corporation (“Parent”), and Blue Jay Merger Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Co”).  Parent and Merger Co are entities directly and indirectly owned by Carlyle Partners V, L.P. and its affiliates (collectively, “Carlyle”).  The Merger Agreement contemplates that Merger Co will be merged (the “Merger”) with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent.

The terms of the Merger Agreement take into consideration the accounting issue discussed above so that in the event Sequa does restate its financials to modify the manner in which it accounts for the customer contract in question, the modification in such accounting would not provide a basis for Carlyle to refuse to consummate the Merger.  Refer to the Form 8-K filed by Sequa on July 10, 2007 for further information about the Merger, including the Merger Agreement and the conditions to, and factors affecting, the consummation of the Merger.

ITEM 6.	EXHIBITS

2.1

Merger Agreement, dated as of July 8, 2007, by and among Blue Jay Acquisition Corporation and Blue Jay Merger Corporation and Sequa Corporation (filed as Exhibit 2.1 to the Registrant’s Form 8-K, filed on July 10, 2007 and incorporated herein by reference).

3.1

Restated Certificate of Incorporation of Sequa Corporation dated as of February 15, 1985, as amended by the Certificate of Amendment of Restated Certificate of Incorporation dated as of April 24, 1986, as amended by two Certificates of Amendment of Restated Certificate of Incorporation each dated as of December 19, 1986, as amended by the Certificate of Amendment of Certificate of Incorporation dated May 7, 1987, as amended by the Certificate of Change of Registered Agent and Registered Office dated October 6, 1989, as amended by the Certificate of Amendment of Certificate of Incorporation dated June 4, 1999, as amended by the Certificate of Amendment to the Certificate of Incorporation dated May 3, 2007, and the Certificate of Designation dated December 22, 1986 (with respect to the $5.00 Cumulative Convertible Preferred Stock of the Registrant) and the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant dated November 13, 2000 (filed as Exhibit 3.1 to the Registrant’s Form 10-Q, filed on May 4, 2007 and incorporated herein by reference).

	3.2	Amended and Restated By-laws of Sequa Corporation (as of March 23, 2006) (filed as Exhibit 3.2 of Sequa's Form 8-K filed on March 29, 2006 and incorporated herein by reference).

	10.1	Sequa Corporation 2003 Directors’ Stock Award Plan ( filed as Exhibit 10.2 to the Registrant’s Form 10-Q, filed on May 4, 2007 and incorporated herein by reference).

	10.2	2007 Long-Term Stock Incentive Plan ( filed as Exhibit 10.3 to the Registrant’s Form 10-Q, filed on May 4, 2007 and incorporated herein by reference).

10.3

Management Incentive Bonus Program For Corporate Executive Officers (as amended and restated as of March 30, 2007) (filed as Exhibit 10.4 to the Registrant’s Form 10-Q, filed on May 4, 2007 and incorporated herein by reference).

10.4

Employment Agreement Amendment, dated May 1, 2007, between Kenneth J. Binder and Sequa Corporation (filed as Exhibit 10.5 to the Registrant’s Form 10-Q, filed on May 4, 2007 and incorporated herein by reference).

10.5

Restricted Share Agreement dated May 18, 2007 between Sequa Corporation and Dr. Martin Weinstein (filed as Exhibit 10.1 to the Registrant’s Form 8-K, filed on May 22, 2007 and incorporated herein by reference).

10.6

Amendment and Restatement Agreement Relating to the Facilities Agreement dated December 21, 2005, by and among the Company as Obligor’s Agent (as defined in the Facility Agreement), Warwick International Group Limited, Chromalloy United Kingdom Limited, Chromalloy Holland B.V., Sequa Limited, Chromalloy Metal Tectonics Limited, Chromalloy Gas Turbine Europa B.V., Chromalloy (Thailand) Limited, Chromalloy Holdings (Thailand) Limited, each of which are wholly owned, indirect subsidiaries of the Company, and HSBC Bank plc. (filed as Exhibit 10.1 to the Registrant’s Form 8-K, filed on June 25, 2007 and incorporated herein by reference).

10.7

Guarantee, dated as of July 8, 2007, by and among Carlyle Partners V, L.P. and Sequa Corporation (filed as Exhibit 10.1 to the Registrant’s Form 8-K, filed on July 10, 2007 and incorporated herein by reference).

10.8

Voting Agreement, dated as of July 8, 2007, by and among certain principal stockholders, Sequa Corporation, Blue Jay Acquisition Corporation and Blue Jay Merger Corporation (filed as Exhibit 10.2 to the Registrant’s Form 8-K, filed on July 10, 2007 and incorporated herein by reference).

10.9

Amendment to Rights Agreement, dated as of July 8, 2007, by and between Sequa Corporation and The Bank of New York, as Rights Agent (filed as Exhibit 10.3 to the Registrant’s Form 8-K, filed on July 10, 2007 and incorporated herein by reference).

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

August 2, 2007