Form 10-Q
period 2007-09-30
SEQUA CORP /DE/
filed 2007-10-29
CIK 95301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007
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

Large accelerated filer	Accelerated filer	X	Non-accelerated filer

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2007

Class A Common Stock, no par value	8,153,842
Class B Common Stock, no par value	3,281,840

Sequa Corporation and Subsidiaries Consolidated Statement of Income (Amounts in thousands, except per share) (Unaudited)
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
Sales	$1,660,046	$1,636,473	$572,086	$554,377

Costs and expenses
Cost of sales	1,369,722	1,356,696	472,588	464,168
Selling, general and administrative	187,971	181,310	62,077	57,818
	1,557,693	1,538,006	534,665	521,986

Operating income	102,353	98,467	37,421	32,391

Other income (expense)
Interest expense	(50,036)	(55,884)	(16,899)	(17,167)
Interest income	2,339	6,668	797	1,404
Equity in income of unconsolidated joint ventures	16,399	15,923	7,857	5,913
Premium on redemption of Senior Notes	-	(4,447)	-	(715)
Other, net	(7,001)	(3,780)	(3,999)	(867)

Income from continuing operations before income taxes	64,054	56,947	25,177	20,959

Income tax provision	(19,796)	(18,237)	(7,064)	(6,264)
Income from continuing operations	44,258	38,710	18,113	14,695

Income from discontinued operations, net of income taxes	-	3,439	-	-

Net income	44,258	42,149	18,113	14,695

Preferred dividends	-	(164)	-	-
Net income available to common stock	$44,258	$41,985	$18,113	$14,695

Basic earnings per share
Income from continuing operations	$3.91	$3.47	$1.60	$1.31
Income from discontinued operations	-	0.31	-	-
Net income	$3.91	$3.78	$1.60	$1.31

Diluted earnings per share
Income from continuing operations	$3.88	$3.41	$1.59	$1.30
Income from discontinued operations	-	0.30	-	-
Net income	$3.88	$3.71	$1.59	$1.30

Dividends declared per share
Preferred	$-	$1.25	$-	$-

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries Consolidated Balance Sheet (Amounts in thousands) (Unaudited)
ASSETS
	September 30, 2007	December 31, 2006

Current assets
Cash and cash equivalents	$76,049	$173,307
Trade receivables (less allowances of $6,107 and $6,971 as of September 30, 2007 and December 31, 2006, respectively)	368,748	331,250
Unbilled receivables	92,611	73,185
Inventories	575,286	527,614
Deferred income taxes	28,394	27,941
Prepaid expenses and other current assets	33,633	24,743
Total current assets	1,174,721	1,158,040

Investments
Investments and other receivables	146,210	121,013
Assets of discontinued operations	5,842	5,747
	152,052	126,760

Property, plant and equipment, net	484,068	455,541

Other assets
Goodwill	152,486	149,347
Deferred income taxes	46,192	50,732
Deferred charges and other assets	136,091	91,184
	334,769	291,263

Total assets	$2,145,610	$2,031,604

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries Consolidated Balance Sheet (Amounts in thousands, except share data) (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30, 2007	December 31, 2006

Current liabilities
Current maturities of long-term debt	$213,357	$24,183
Accounts payable	250,555	227,438
Taxes on income	4,496	19,850
Accrued expenses and other current liabilities	193,476	172,013
Total current liabilities	661,884	443,484

Noncurrent liabilities
Long-term debt	529,078	740,751
Liabilities of discontinued operations	1,126	1,314
Other noncurrent liabilities	165,333	100,985
Total noncurrent liabilities	695,537	843,050

Shareholders' equity
Class A common stock–no par value,
50,000,000 shares authorized; 8,173,000 shares issued at September 30, 2007 and 8,080,000 shares issued at December 31, 2006	8,173	8,080
Class B common stock–no par value
15,000,000 shares authorized; 3,679,000 shares issued at September 30, 2007 and 3,681,000 shares issued at December 31, 2006	3,679	3,681
Capital in excess of par value	261,759	259,832
Retained earnings	511,992	490,848
Accumulated other comprehensive income	30,189	10,340

	815,792	772,781
Less: cost of treasury stock	27,603	27,711
Total shareholders' equity	788,189	745,070

Total liabilities and shareholders' equity	$2,145,610	$2,031,604

The accompanying notes are an integral part of the financial statements.

Sequa Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Amounts in thousands) (Unaudited)
	For the Nine Months Ended September 30,
		2007			2006
Cash flows from operating activities:
Income from continuing operations		$44,258			$38,710

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization		66,896			61,784
Provision for losses on receivables		907			415
Premium on redemption of Senior Notes		-			4,447
Stock compensation expense amortization		1,516			1,672
Equity in income of unconsolidated joint ventures, net of earnings distributions received		(8,174)			(5,570)
Other items not providing cash		4,074			(869)

Changes in operating assets and liabilities, net of businesses acquired:
Receivables		(49,374)			(28,678)
Inventories		(31,468)			(40,887)
Other current assets		(3,467)			(6,613)
Accounts payable and accrued expenses		2,611			(15,519)
Other noncurrent assets		(8,442)			(6,533)
Other noncurrent liabilities		1,678			219
Deferred income taxes		3,608			10,264

Net cash provided by continuing operations		24,623			12,842
Cash (used for) provided by discontinued operations		(284)			1,883
Net cash provided by operating activities		24,339			14,725

Cash flows from investing activities:
Businesses purchased, net of cash acquired		(15,111)			(1,084)
Purchases of property, plant and equipment		(76,507)			(70,416)
Sales of property, plant and equipment		495			3,526
Equity investments		(11,578)			2,605
Other investing activities		3,982			(2,553)
Cash provided by discontinued operations		-			51,082
Net cash used for investing activities		(98,719)			(16,840)

Cash flows from financing activities:
(Payments) borrowings under revolving line of credit facilities, net		(4,246)			4,163
Payments of debt		(20,851)			(171,476)
Premium on redemption of Senior Notes		-			(4,447)
Payments of preferred dividends		-			(164)
Restricted cash		-			28,407
Other financing activities		396			3,069
Net cash used for financing activities		(24,701)			(140,448)

Effect of exchange rate changes on cash and cash equivalents		1,823			(884)

Net decrease in cash and cash equivalents		(97,258)			(143,447)

Cash and cash equivalents at beginning of period		173,307			289,218

Cash and cash equivalents at end of period		$76,049			$145,771
Supplemental Cash Flow Information: Cash paid during the period for: Income Taxes Interest	$ $	(16,121 (56,864	) )	$ $	(16,235 (64,497	) )
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

     Certain of Sequa’s long-term contracts with customers require an upfront payment of award fees.  Depending on the provisions of each contract, these fees are generally capitalized and amortized over the term of the contracts.  As of September 30, 2007 and December 31, 2006, deferred charges related to award fees were $49,145,000 and $7,312,000, respectively.  The deferred balances are reviewed on a quarterly basis to ensure that the amounts are recoverable based on performance of the contracts.

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

     The consolidated financial statements included herein have been prepared by Sequa, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present Sequa's results for the interim periods presented. Such adjustments consisted of normal recurring items with the exception of $2,348,000 of merger related costs included in operating income in the third quarter of 2007 (see Note 17), and a $3,151,000 environmental charge included in operating income in the first quarter of 2007 for remediation of a site used by a previously divested operation (see Note 11).  The Consolidated Balance Sheet as of September 30, 2007 also includes the cumulative effect of adopting FIN 48, which resulted in an increase in other noncurrent liabilities of $23,113,000 to reserve for certain tax benefits, and is recorded as a reduction to the January 1, 2007 balance of retained earnings (see Note 4).

     At the Aerospace segment, operating income in the second quarter of 2006 included a $3,884,000 provision for customer claims related to repair services provided to certain commercial airline customers; a $1,204,000 charge to write off pre-petition receivables from a commercial airline customer; and $2,962,000 of income resulting from the recognition of deferred revenue associated with a terminated contract.  Operating income in the first quarter of 2006 included $1,279,000 of restructuring charges at the ARC Automotive unit of the Automotive segment.  Other income (expense) in 2006 included a charge of $4,447,000 for premiums incurred on the redemption of $100,360,000 of the 8.875% Senior Notes maturing April 2008 in unsolicited offers, of which $715,000 was incurred in the third quarter.  In 2006, Income from Discontinued Operations included an after-tax gain of $3,439,000 on the sale of its ownership interests in leveraged leases (see Note 9).

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

     The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

Note 2.   Restructuring Charges

     Sequa continues to review its individual operations in order to ensure their competitive positions in their respective markets.  There were no significant restructuring activities in the nine-month period of 2007.  In October 2006, Sequa announced a voluntary separation program for corporate employees, which was effective December 31, 2006.  In January 2006, ARC Automotive announced that certain manufacturing operations would be transferred from the United States to Mexico and China, resulting in a severance related charge of $1,279,000 included in cost of sales in the Consolidated Statement of Income in the first quarter of 2006.  An additional charge of $191,000 was incurred in the third quarter of 2006 related to incremental layoffs.  In addition, Casco Products of the Automotive segment reversed $500,000 ($250,000 in the third quarter of 2006 and $250,000 in the first quarter of 2006) of accruals no longer required as a result of meeting certain criteria under a state development grant, which is included in cost of sales in the Consolidated Statement of Income in the respective periods.

     Sequa's Consolidated Balance Sheet includes accruals relating to current and prior restructuring programs of $557,000 at September 30, 2007 and $2,207,000 at December 31, 2006.  Activity affecting the accruals in the nine-month period of 2007 is summarized as follows:

(Amounts in thousands) (Unaudited)
Balance at December 31, 2006	$2,207
Charges incurred	247
Cash payments for involuntary termination and voluntary early retirement benefits	(1,897)
Balance at September 30, 2007	$557

Note 3.   Pension Expense

     The net periodic pension (benefit)/cost for the nine and three-month periods of 2007 and 2006 for all significant domestic and foreign funded defined benefit plans include the following components:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
	(Amounts in Thousands) (Unaudited)

Service cost	$6,571	$7,098	$2,032	$2,383
Interest cost	22,735	21,487	7,853	7,203
Expected return on assets	(36,297)	(30,970)	(12,171)	(10,390)
Amortization of prior service cost	(26)	377	(12)	126
Recognized net loss	1,554	2,919	512	983
Net periodic pension (benefit) cost	$(5,463)	$911	$(1,786)	$305

The weighted average assumptions used to determine the net periodic pension (benefit)/cost were as follows:

	2007	2006

Discount rate	5.87%	5.85%
Expected long-term return on plan assets	8.30%	8.30%
Rate of compensation increase	(a)	(a)

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

Note 4.   Income Tax Provision

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year.  The effective tax rates for the nine-month periods of 2007 and 2006 were based upon estimated annual pre-tax income from continuing operations, include the effect of a provision for state income and franchise taxes and reflect the utilization of net operating loss carryforwards by certain foreign entities.

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

     Comprehensive income for the nine and three months ended September 30, 2007 and 2006 is as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
	(Amounts in Thousands) (Unaudited)

Net income	$44,258	$42,149	$18,113	$14,695
Other comprehensive income (loss) items:

Foreign currency translation adjustments	19,003	12,830	11,016	(722)
Unrealized loss on cash flow hedges	(296)	(360)	-	(358)
Tax benefit on unrealized loss on cash flow hedges	91	63	-	62
Pension amortization	1,529	-	502	-
Tax provision on pension amortization	(478)	-	(156)	-
Comprehensive income	$64,107	$54,682	$29,475	$13,677

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

The computation of basic and diluted earnings per share is as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
	(Amounts in Thousands, except per share data) (Unaudited)
Income from continuing operations	$44,258	$38,710	$18,113	$14,695
Less: Preferred dividends	-	(164)	-	-

Income from continuing operations available to common stock -- basic	44,258	38,546	18,113	14,695

Income from discontinued operations, net of income taxes	-	3,439	-	-

Net income available to common stock -- basic	44,258	41,985	18,113	14,695

Convertible preferred stock dividend requirement	-	164	-	-

Net income available to common stock --diluted	$44,258	$42,149	$18,113	$14,695

Weighted average number of common shares outstanding -- basic	11,330	11,099	11,338	11,248

Conversion of convertible preferred stock	-	129	-	-

Dilutive effect of exercise of share-based payments	89	133	81	92

Weighted average number of common shares outstanding -- diluted	11,419	11,361	11,419	11,340

Basic earnings per share
Income from continuing operations	$3.91	$3.47	$1.60	$1.31
Income from discontinued operations	-	0.31	-	-
Net income	$3.91	$3.78	$1.60	$1.31

Diluted earnings per share
Income from continuing operations	$3.88	$3.41	$1.59	$1.30
Income from discontinued operations	-	0.30	-	-
Net income	$3.88	$3.71	$1.59	$1.30

Note 7.   Trade Receivables, Net and Unbilled Receivables

     SRC, a special purpose corporation wholly owned by Sequa, has a RPA that extends through May 8, 2009, as amended on October 4, 2006.  Under the RPA, SRC may sell an undivided percentage ownership interest up to a maximum participation of $75,000,000 in Sequa's eligible trade receivables through a bank-administered multi-seller commercial paper conduit.  Sequa’s availability under the RPA as of September 30, 2007 is approximately $75,000,000.  A back-up liquidity line provided by the bank is annually renewable at the bank’s option and contains a net worth covenant applicable to Sequa. The sale of receivables through the bank-administered conduit is funded through the sale of A1/P1-rated commercial paper.  SRC pays a facility fee of 0.55% per annum plus 0.40% per annum above the commercial paper rate based on usage.  SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa.  In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125,” transactions under the RPA qualify as a sale of receivables.  At September 30, 2007 and December 31, 2006, no trade receivables were sold under the RPA.  However, amounts were sold and settled in full during the nine-month period of 2007 resulting in nominal discount expense recorded in Other, net in the Consolidated Statement of Income.

     Unbilled receivables primarily relate to the Aerospace segment’s materials-by-the-hour and power-by-the-hour contracts.  As of September 30, 2007 and December 31, 2006, unbilled revenues recorded as an asset in relation to these contracts were $85,492,000 and $66,967,000, respectively.  The unbilled asset balance represents the cumulative difference between revenue recognized for delivered items and the amounts billed under the hourly billing arrangements in the contracts based on flight hours less any amounts of revenue that are deferred because they are not contractually recoverable.  The unbilled balance is reviewed on a quarterly basis to ensure that the amounts are recoverable based on performance under the contract.

Note 8.   Inventories

     The inventory amounts at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006
	(Amounts in thousands) (Unaudited)
Finished goods	$270,978	$250,881
Work in process	150,317	140,477
Raw materials	164,988	149,995
Customer deposits	(10,997)	(13,739)
	$575,286	$527,614

Note 9.   Discontinued Operations

     During 1991, Sequa adopted a formal plan to divest the investment portfolio of its leasing subsidiary, Sequa Capital Corporation (“Sequa Capital”), and to classify it as a discontinued operation.  On March 27, 2006, Sequa Capital sold its ownership interests in two container ship leveraged leases for $30,833,000 of net cash proceeds and recognized an after-tax gain on the sale of approximately $4,649,000 (pre-tax gain of $7,431,000) in discontinued operations.  In the second quarter of 2006, Sequa recognized in discontinued operations an after-tax charge of $1,210,000 (pre-tax charge of $3,120,000) to record the remaining investment in leveraged leases at fair value.  The remaining investment in leveraged leases was sold in the third quarter of 2006 for net cash proceeds of $16,159,000.

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

Note 10.   Accrued Warranty Costs

     Warranty costs primarily relate to the Industrial Machinery segment.  This unit sells equipment that is substantial in size, complexity, workload requirements and cost.  Warranties are generally issued for 12 to 18 months from the date of installation.  Warranty reserves are primarily established using a percentage of sales based on past loss experience.  Warranty activity is summarized as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
	(Amounts in Thousands) (Unaudited)

Warranty reserves, beginning of period	$12,951	$10,369	$11,669	$11,723
Warranties issued	6,520	6,861	2,703	2,354
Warranty costs incurred	(5,768)	(5,141)	(1,640)	(1,557)
Changes in liability for pre-existing warranties, including expirations	(1,110)	(3)	-	(1)
Foreign currency translation adjustments	521	374	382	(59)
Warranty reserves, end of period	$13,114	$12,460	$13,114	$12,460

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

     It is Sequa's policy to accrue environmental remediation costs for identified sites when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  In the first quarter of 2007, Sequa recorded an additional $3,151,000 charge with respect to environmental cleanup matters associated with a site in Gainesville, Virginia previously used for manufacturing by the divested ARC propulsion business.  At September 30, 2007, the potential exposure for all remediation costs is estimated to range from $11,600,000 to $15,100,000, and Sequa's Consolidated Balance Sheet includes accruals for remediation costs of $13,488,000.  These accruals are at undiscounted amounts and are included in accrued expenses and other noncurrent liabilities.  Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.

     With respect to all known environmental liabilities, remediation costs for continuing operations are estimated to be in the range of $5,800,000 to $7,700,000 for the next twelve months.  In the nine-month period of 2007, actual remediation expenditures were $3,623,000.

Note 12.   Indebtedness

     Long-term debt is as follows:

	September 30, 2007	December 31, 2006
	(Amounts in thousands) (Unaudited)
Senior Unsecured Notes, at 9%, due 2009	$498,000	$498,000
Senior Unsecured Notes, at 8 7/8%, due April 2008	199,140	199,140
HSBC term loan facility, due 2010	42,210	60,911
Net discount on Senior Unsecured Notes	(652)	(911)
Line of Credit facilities	3,737	7,794
	742,435	764,934
Less current maturities	(213,357)	(24,183)
	$529,078	$740,751

     On October 18, 2007, Sequa notified The Bank of New York, as successor trustee under the Indenture dated July 29, 1999, that Sequa had elected to exercise its option to conditionally redeem (the “Redemption”) all of its outstanding 8 7/8% Senior Unsecured Notes due 2008 and 9% Senior Unsecured Notes due 2009 (collectively the “Notes”).  The redemption price will be the greater of (a) 100% of the outstanding principal amount thereof and (b) the sum of the present values of the remaining scheduled payments of interest and principal discounted to the date of the redemption on a semi-annual basis at the treasury rate in effect on the second business day prior to the redemption date plus 50 basis points.  Holders of the redeemed Notes will also receive accrued and unpaid interest thereon up to but not including the redemption date.  The anticipated redemption date is November 21, 2007, and in no event will the redemption date be later than December 21, 2007.  The Redemption is conditional on the consummation of the Merger.  For further details of the Merger, refer to Note 17.

     On June 20, 2007, Sequa and certain foreign units in the Specialty Chemicals and Aerospace segments, each of which are wholly owned, indirect subsidiaries of Sequa, entered into an Amendment and Restatement Agreement Relating to the Facilities Agreement dated December 21, 2005 (the "Amended Facilities Agreement") with HSBC Bank plc.  The Amended Facilities Agreement reduces the total amount of available funds for borrowing from $185,000,000 (comprised of a $100,000,000 multicurrency term loan, which had been reduced to $43,985,000 as a result of repayments, a $35,000,000 revolving credit facility, and a $50,000,000 letter of credit facility) to $93,600,000. The new arrangement consists of a $48,600,000 variable rate multicurrency term loan and a $45,000,000 letter of credit facility and appoints HSBC Bank plc as the arranger, original fronting bank, agent, security agent, and original lender.  The multicurrency term loan requires minimum quarterly principal repayments of $2,634,000 and continues to have a five year term expiring in December 2010.  Borrowings under the Amended Facilities Agreement bear interest at the London Interbank Offered Rate (LIBOR) plus an incremental margin ranging from 1.25% to 1.75% based on certain financial covenants.  The average interest rate for borrowings under the Amended Facilities Agreement was approximately 6.7% for the nine months ended September 30, 2007.

     The Senior Unsecured Notes at 8 7/8% mature in April 2008 and, accordingly, the aggregate principal amount of $199,140,000 is classified on the balance sheet at September 30, 2007, in current maturities of long-term debt.

     On August 27, 2007, Sequa entered into a Loan Agreement with Bank of America, N.A under which Bank of America agreed to provide a $25,000,000 revolving line of credit to Sequa to be used for general working capital purposes.  Interest on the line of credit is payable at an annual rate of LIBOR plus 75 basis points and will adjust periodically.  The line of credit will terminate upon the earlier of August 26, 2008 or a Change of Control (as defined).  As of September 30, 2007, no amounts were outstanding under the line of credit facility.

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

     Forward foreign exchange contracts and derivatives thereof are used to hedge the cash flows of certain forecasted sales and intercompany firm sales commitments.  These contracts are primarily short-term in nature with the maximum hedge period not exceeding two years.  Gains and losses on these contracts, representing the effective portion of the hedging activity, are reported in Accumulated Other Comprehensive Income.  These deferred gains and losses are recognized in operating income in the period in which the sale is recognized.  Gains and losses resulting from the ineffective portion of the hedging activity are included in the Consolidated Statement of Income.  Other, net in the Consolidated Statement of Income includes $120,000 of expense and $168,000 of income in the nine-month periods of 2007 and 2006, respectively; and $54,000 and $42,000 of expense in the three-month periods ended September 30, 2007 and 2006, respectively; related to the fair market valuation of forward foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting.  At September 30, 2007, there were no forward foreign exchange contracts and derivatives thereof that were effective cash flow hedges and which could be included in Accumulated Other Comprehensive Income.

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

     At September 30, 2007 and December 31, 2006, Sequa had forward foreign exchange contracts and derivatives thereof with notional amounts primarily denominated in Euros: 43,015,000 and 10,285,000, respectively; in US Dollars: 74,097,000 and 31,320,000, respectively; in Swedish Krona: zero and 30,643,000, respectively; and in British Pounds: 1,002,000 and zero, respectively.  At September 30, 2007, Sequa had no natural gas swaps outstanding.

     Aggregated net foreign exchange gains/losses included in net income for the nine months ended September 30, 2007 and 2006 were net losses of $38,000 and net gains of $891,000, respectively; and $474,000 of net losses and $250,000 of net gains in the three-month periods ended September 30, 2007 and 2006, respectively.

Note 14.  Share-Based Payments

     At September 30, 2007, Sequa had five stock-based compensation plans effective as follows:  the 1998 Key Employees Stock Option Plan, the 1998 Directors’ Stock Compensation Plan (as amended as of January 1, 1999), the Six Sigma Restricted Stock Plan (which was amended and restated effective October 20, 2006), the 2003 Directors’ Stock Award Plan and the 2007 Long-Term Stock Incentive Plan (collectively the “compensation plans”).

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

     The following table summarizes the activity related to employee stock options for the nine months ended September 30, 2007:

		Weighted	Aggregate
		Average	Intrinsic
	Options	Price	Value
Outstanding at December 31, 2006	109,913	$42.38	-
Granted	-	$-	-
Expired or Cancelled	(100)	$41.70	-
Exercised	(9,943)	$41.70	$853,000
Outstanding at September 30, 2007	99,870	$42.45	-

Exercisable at
December 31, 2006	107,580	$42.12	-
September 30, 2007	98,704	$42.30	-

     Options exercisable at September 30, 2007 range in price from $41.70 to $54.41 per Class A common share.  The weighted average remaining contractual terms for the 2005 stock option grant and the 2003 stock option grant are 2.58 years and 1.0 year, respectively, for both options outstanding and exercisable at September 30, 2007.

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

     2003 Directors' Stock Award Plan. This plan was effective December 11, 2003 and was approved at Sequa's annual meeting of stockholders in 2004.  At the 2007 annual meeting of stockholders, an amendment to the plan was approved to make an additional 50,000 shares of Class A common stock available for issuance under the 2003 Directors’ Stock Award Plan.  The purpose of the plan is to encourage and enable members of the Board of Directors of Sequa, who are not employed by Sequa or any of its subsidiaries or affiliates, to acquire a proprietary interest or to increase an existing interest in Sequa through the ownership of Class A common stock. The plan provides for the granting of options as approved by the Board of Directors from time to time. The option price per share may not be less than the fair market value of the Class A common stock on the date the option is granted. The options vest after a period of one year and no options may be exercised after the expiration of ten years from the date of grant. At September 30, 2007, no options were outstanding under the plan. The plan also provides that on January 15 of each calendar year beginning with 2004, eligible Directors will receive a grant of restricted Class A common stock having a market value of $10,000 (increased to $30,000, effective January 1, 2007), unless the Board determines in its discretion prior to the grant date that a greater or lesser number of shares of restricted stock, or no shares of restricted stock, will be granted on that date. The stock is restricted for a period of one year during which time it cannot be transferred, pledged, assigned, sold or otherwise encumbered. In addition to the annual grant discussed above, on January 25, 2007 the Board of Directors approved a grant of 5,000 shares of Class A Common Stock of Sequa to each non-management director.  The shares will vest in five equal annual installments commencing on the first anniversary of the grant date.

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

Equity Compensation Plan Information
	Number of Securities to be Issued Upon Exercise of Outstanding Options, or Lapse of Restrictions on Restricted Stock	Weighted-Average Exercise Price of Outstanding Options, or Restricted Stock	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	146,847	$28.87	776,625

Equity compensation plans not approved by security holders	9,258	-	*

Total	156,105

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

     Sequa recognized $1,516,000 and $1,980,000 of pre-tax compensation expense related to stock options and restricted stock grants in the Consolidated Statement of Income in the nine months ended September 30, 2007 and 2006, respectively, and $693,000 and $663,000 in the three month periods, respectively.  The after-tax effect of these charges was to reduce both basic earnings per share and diluted earnings per share from continuing operations by $0.09 and $0.15 in the nine months ended September 30, 2007 and 2006, respectively, and $0.04 and $0.05 in the three month periods, respectively.  The total compensation cost related to non-vested awards not yet recognized as of September 30, 2007 is $4,262,000.

     Cash received from the exercise of stock options for the nine months ended September 30, 2007 and 2006 was $415,000 and $6,073,000, respectively, and $76,000 and $1,874,000 for the three month periods, respectively.  The related tax benefits realized from the exercise of stock options for the nine months ended September 30, 2007 and 2006 was $197,000 and $1,671,000, respectively, and $80,000 and $552,000 for the three month periods, respectively.

Note 15.   Summary Business Segment Data

     Sequa's sales and operating income by business segment are as follows:

	(Amounts in Thousands)
	(Unaudited)

	Sales		Operating Income
	Year to Date		Year to Date
	2007	2006	2007	2006

Aerospace	$781,801	$780,044	$64,951	$56,885
Automotive	276,066	276,858	13,399	11,089
Metal Coating	217,589	215,860	19,735	28,565
Specialty Chemicals	187,540	157,025	21,355	19,379
Industrial Machinery	188,316	194,794	10,229	11,454
Other Products	8,734	11,892	845	640
Corporate expenses	-	-	(28,161)	(29,545)
Total	$1,660,046	$1,636,473	$102,353	$98,467

	(Amounts in Thousands)
	(Unaudited)

	Sales		Operating Income
	Third Quarter		Third Quarter
	2007	2006	2007	2006

Aerospace	$271,684	$271,770	$23,326	$18,531
Automotive	86,548	87,907	4,307	1,639
Metal Coating	77,569	74,616	8,115	10,516
Specialty Chemicals	62,949	53,550	6,537	8,568
Industrial Machinery	71,232	63,987	3,979	3,231
Other Products	2,104	2,547	71	3
Corporate expenses	-	-	(8,914)	(10,097)
Total	$572,086	$554,377	$37,421	$32,391

     Sales by major product and service are as follows:

	(Amounts in Thousands)
	(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Commercial Aviation Repair Services	$573,868	$553,357	$198,325	$204,429
Metal Coating	217,589	215,860	77,569	74,616
Automotive Airbag Inflators	180,162	190,223	55,334	60,677
Specialty Chemicals	187,540	157,025	62,949	53,550
Industrial Graphic Arts Equipment	86,763	90,480	32,419	33,898
Automotive Accessories	95,904	86,635	31,214	27,230
Industrial Emission Controls Equipment	52,093	59,757	24,152	16,440
Other	266,127	283,136	90,124	83,537
Total	$1,660,046	$1,636,473	$572,086	$554,377

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

     At September 30, 2007, Sequa was contingently liable for $35,032,000 of outstanding letters of credit and $1,121,000 of surety bonds not reflected in the accompanying Consolidated Financial Statements.  In addition, Sequa has guaranteed a bank line of credit for its MJB International Limited (“MJB”) joint venture in an amount up to $9,688,000.  Sequa has also guaranteed 50% of the capitalized lease payments and 50% of the overdraft facility for its Turbine Surface Technology Limited (“TSTL”) joint venture in an amount not to exceed 10,250,000 British pounds.  At September 30, 2007, $2,205,000 was outstanding under MJB's bank line of credit and 5,759,000 British pounds were outstanding related to the TSTL guarantees.  Sequa is not aware of any existing conditions that would cause risk of loss relative to outstanding letters of credit, surety bonds or bank guarantees.

Note 17.  Merger

     On July 9, 2007, Sequa announced that it had entered an Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 8, 2007, with Blue Jay Acquisition Corporation, a Delaware corporation (“Parent”), and Blue Jay Merger Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Co”).  Parent and Merger Co are entities directly and indirectly owned by Carlyle Partners V, L.P. and its affiliates (collectively, “Carlyle”).  The Merger Agreement contemplates that Merger Co will be merged (the “Merger”) with and into Sequa, with Sequa continuing as the surviving corporation and a wholly owned subsidiary of Parent.  The Merger Agreement further contemplates that at the effective time of the Merger, each outstanding share of Class A Common Stock and of Class B Common Stock of Sequa (together, the “Common Stock”), other than shares owned directly or indirectly by Sequa, Parent and Merger Co and by any stockholders who properly exercise appraisal rights under Delaware law (the “Excluded Shares”), will be cancelled and converted into the right to receive $175.00 in cash, without interest.  On the unanimous recommendation of a committee of the Board of Directors (the “Transaction Committee”) comprised entirely of independent directors, the Board of Directors of Sequa unanimously approved the Merger Agreement and recommended that Sequa’s shareholders adopt the Merger Agreement.  On September 17, 2007, a Special Meeting of Shareholders was held at which Sequa’s shareholders approved the Merger.

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

     Parent has obtained debt financing commitments for the transactions contemplated by the Merger Agreement.  Consummation of the Merger is not subject to a financing condition, but is subject to other customary closing conditions.

     Under the Merger Agreement, certain restrictions exist on the conduct of Sequa’s business prior to the completion of the Merger, requiring Sequa to conduct its business only in the ordinary course, subject to specific limitations, which may delay or prevent it from undertaking business opportunities that may arise pending completion of the Merger.  Sequa has made customary representations and warranties and covenants in the Merger Agreement, including among others (i) to cause a meeting of Sequa’s stockholders to be held and, unless consented to by the Parent, vote on the adoption of the Merger Agreement without adjourning the meeting, (ii) subject to certain exceptions, that Sequa’s board of directors will recommend that Sequa’s stockholders adopt the Merger Agreement and thereby approve the Merger and the other transactions contemplated by the Merger Agreement and (iii) if requested by Parent, to effect a redemption of the 9% Senior Unsecured Notes due 2009 and the 8 7/8% Senior Unsecured Notes due 2008 (collectively, the “Notes”), in each case issued by Sequa, which redemption would be conditioned upon the consummation of the Merger.  Pursuant to the requirements of the Merger Agreement, (i) on September 17, 2007, Sequa held a meeting of its stockholders in which the board of directors recommended that the stockholders vote to adopt the Merger Agreement, and the stockholders voted to adopt the Merger Agreement; (ii) on October 18, 2007, at the request of Parent, Sequa gave notice to the trustee under the indenture for the Notes that all outstanding principal amounts of the Notes would be redeemed on the anticipated redemption date of November 21, 2007, conditioned on the consummation of the Merger.

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

     Casco Products. Casco Products, which has served the automotive products market since 1921, is believed by Sequa to be the world's leading supplier of automotive cigarette lighters and power outlets. Casco Products also offers a growing line of automotive accessories, including a series of electronic devices to monitor temperature, air quality and fluid levels. These electronic devices are used for measurement and control of certain gases and for monitoring engine oil and engine coolant.

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

Sales

     Overall sales increased 1% in the nine-month period and 3% in the third quarter compared to last year.  Higher sales for the nine-month period at the Specialty Chemicals segment were substantially offset by decreases at the Industrial Machinery and Other Products segments.  Sales at the Metal Coating segment posted a modest increase while sales at the Aerospace and Automotive segments were on par with the nine-month period last year.  In the third quarter, the Specialty Chemicals and Industrial Machinery segments increased sales significantly while the Metal Coating segment posted a modest increase in sales. At the Aerospace and Other Products segments sales were on par with the third quarter of last year while the Automotive segment posted a slight decline in the three-month period.  Excluding the benefit from translating local currency sales into US dollars, overall sales decreased by 1% in the nine-month period and were relatively flat in the third quarter in comparison to the same periods in 2006.  A description of sales by operating segment follows:

     Sales of the Aerospace segment were on par with last year in both the nine-month and three-month periods with increased sales to commercial airlines substantially offset by lower sales to military and marine and industrial turbine customers in the nine-month period.  In the third quarter, sales to commercial airlines and to the military increased modestly while sales to marine and industrial turbine customers decreased slightly. Increased sales to airlines resulted from new product introductions and long-term contracts with airline customers.

     Sales of the Automotive segment were on par with last year in the nine-month period, and posted a slight decline in the three-month period.  Increased sales at Casco Products were substantially offset by a decline in sales at ARC Automotive in both periods.  The transfer of certain manufacturing operations to China in 2006 resulted in a decline in ARC’s domestic sales and an increase in sales at its new China operation in both periods.  Overall inflator volumes at ARC have increased 5% in the nine months, comprised of higher side and curtain volumes partially offset by lower volumes of driver and passenger products.  Sales at Casco Products increased 11% in the nine-month period and 15% in the third quarter (5% and 8%, respectively, after excluding the benefit from translating local currency sales into US dollars) due primarily to higher sales of electronic products and lighters in Europe and China.  Casco’s domestic operations posted an increase in sensor sales and a decline in lighter sales in both periods.

     Sales of the Metal Coating segment increased 1% in the nine-month period and 4% in the third quarter compared to last year.  In the nine-month period the sales increase reflects higher steel sales partially offset by lower sales to the manufactured products and building products markets.  In the third quarter increased sales to the building products market and increased steel sales were partially offset by lower sales to the manufactured products market.  The increase in steel sales is primarily due the acquisition of certain coating assets from Chicago Finished Metals in January 2007 (which represented 8% and 4% of segment sales in the nine-month and three-month periods, respectively).

     Sales of the Specialty Chemicals segment increased 19% in the nine-month period and 18% in the third quarter (9% in both periods, excluding the benefit of translating local currency sales into US dollars) reflecting an increase in TAED volumes and higher sales of the international marketing and distributions units in both periods.

     Sales of the Industrial Machinery segment declined 3% in the nine-month period and increased 11% in the three-month period (a 7% decline and a 6% increase, respectively, excluding the benefit of translating local currency sales into US dollars).  The decrease in the nine-month period was primarily driven by lower sales of graphic arts and emission control equipment in the United States.  The increase in the three-month period is primarily the result of higher sales of emission control equipment in Europe and the United States.  Backlog for the Industrial Machinery segment was $86.3 million as of September 30, 2007 as compared to $79.4 million as of December 31, 2006.

     Sales of the Other Products segment declined $3.2 million, or 27%, in the nine-month period and $0.4 million, or 17%, in the third quarter reflecting reduced demand in the formal-wear market served by the After Six unit and the elimination of rental income from Centor, Sequa's real estate holding company, resulting from the sale of three properties in 2006.

Operating Income

     Sequa’s operating income increased 4% in the nine-month period and 16% in the third quarter compared to the same periods last year.  For the nine-month period, higher operating income at the Aerospace, Automotive and Specialty Chemicals segments were partially offset by decreases at the Metal Coating and Industrial Machinery segments.  For the third quarter, higher operating income at the Aerospace, Automotive and Industrial Machinery segments were partially offset by decreases from the Metal Coating and Specialty Chemicals segments.  Operating income for both periods benefited from reduced corporate expenses, despite $2.3 million of costs incurred in the third quarter of 2007 related to the pending Merger.  For the nine-month periods of 2007 and 2006, Sequa's foreign operations contributed operating income of $60.7 million and $48.0 million, respectively ($22.5 million and $16.5 million, respectively, for the three-month periods). The increase in operating income from foreign operations primarily reflects higher sales at the overseas operations of the Automotive segment in both periods and at the Specialty Chemicals segment in the nine-month period as well as from the benefit of translating local currency results into US dollars (approximately $4.4 million and $1.5 million for the nine-month and three-month periods, respectively).  A detailed review of operating income by segment follows:

     Operating income of the Aerospace segment increased $8.1 million, or 14%, in the nine months and $4.8 million, or 26%, in the third quarter.  The increase in both periods primarily reflects higher sales to commercial airlines from new product introductions and in the nine-month period the absence of certain charges taken in the second quarter of 2006. Excluding the effect of the 2006 charges, operating income increased 10% in the nine-month period of 2007.

     Operating income of the Automotive segment increased $2.3 million, or 21%, in the nine months and $2.7 million, or 163%, in the third quarter, reflecting improved results at ARC Automotive and Casco Products in both periods.  The increase at ARC Automotive is primarily driven by improved performance at its new China joint venture, which began operating in 2006, and a reduction in start up costs associated with its new facilities in China and Mexico.  Casco Products posted an increase in operating income in both periods, primarily as a result of higher sales.

     Operating income of the Metal Coating segment declined $8.8 million, or 31%, in the nine months and $2.4 million, or 23%, in the third quarter.  The reduction was primarily the result of start up costs at its new plant in Birmingham, Alabama, which began operating in April 2007, and additional overhead costs from acquiring the Chicago facility from Chicago Finished Metals in January 2007, which is expected to close in the fourth quarter after its business is transferred to other facilities.

     Operating income of the Specialty Chemicals segment increased $2.0 million, or 10%, in the nine-month period reflecting higher sales volumes of TAED and reduced energy costs as well as a $1.6 million benefit from favorable exchange rate movements.  Operating income decreased $2.0 million, or 24%, in the third quarter of 2007 primarily due to increased cost of materials.

     Operating income of the Industrial Machinery segment declined $1.2 million, or 11%, in the nine-month period primarily due to lower equipment sales in the United States.  In the third quarter, operating income increased $0.7 million, or 23%, as a result of higher sales in Europe and the United States.

     Operating income of the Other Products segment increased $0.2 million in the nine–month period and $0.1 million in the third quarter primarily as a result of the absence of $0.5 million in severance and other charges taken in the second quarter of 2006 partially offset by reduced sales at After Six and lower rental income from Centor in both periods of 2007.

     Corporate expenses decreased $1.4 million, or 5%, in the nine-month period and $1.2 million, or 12%, in the third quarter compared to last year.  Results include $2.3 million of merger-related costs incurred in the third quarter of 2007 and $3.9 million of charges for environmental remediation of land previously used by divested operations (of which $0.3 million was incurred in the third quarter) offset by lower corporate salary and pension costs.

Interest Expense

     Interest expense in the nine-month period of 2007 decreased by $5.8 million compared with the prior year primarily as a result of the $100 million redemption of Senior Notes during 2006 and a reduction in the outstanding balance of the foreign loan facilities.

Equity in Income of Unconsolidated Joint Ventures

     Sequa's investments in unconsolidated joint ventures are primarily concentrated in the Aerospace segment.

     Chromalloy Gas Turbine Corporation (“Chromalloy”) is a partner in joint ventures aimed at strengthening its ties to certain original equipment manufacturers (“OEMs”) and airline customers, as well as ensuring close cooperation with respect to the dissemination of technical specifications and requirements.  Sequa's investment in Chromalloy's joint ventures was $92.8 million at September 30, 2007 and $81.8 million at December 31, 2006.  The combination of income and losses of Chromalloy's joint ventures was income of $16.6 million and $16.0 million in the nine-month periods of 2007 and 2006, respectively, and income of $7.9 and $6.0 million in the third quarters of 2007 and 2006, respectively.  The largest of the Chromalloy joint ventures are discussed in the following paragraphs.

     Chromalloy and Siemens Westinghouse Power Corporation and Siemens Aktiengesellschaft (collectively referred to as “Siemens”) have joint ownership of four operating companies.  Three of the companies provide service and repairs for heavy industrial gas turbines manufactured by other companies, and for gas turbines based on the mature technologies of Siemens and its affiliates.  These three operating companies are: TurboCare Gas Turbine Services LLC (“TCGTS”), Turbine Services Ltd (“TS”) and Gas Turbine Technologies, S.p.A. (“GTT”).  The fourth operating company, Turbine Airfoil Coating and Repair, LLC (“TACR”), provides coating and component services on Siemen's advanced engines.  Chromalloy has a 49% ownership interest in TCGTS, which serves the North, Central and South American markets. Chromalloy has a 51% ownership interest in, and operating control over, TS which has operating assets in the UK and Thailand and serves Europe, the Far East and Middle East.  The financial statements of TS are consolidated with those of Sequa, and a Siemens minority interest is reflected. MJB International Limited (“MJB”), a partnership with Al Masaood, is 49% owned by TS and provides repair and maintenance services for industrial gas turbines from a facility in the United Arab Emirates. Sequa has guaranteed up to $9.7 million of MJB's bank line of credit.  At September 30, 2007, $2.2 million was outstanding under this facility.  Chromalloy has a 20% ownership interest in GTT, which serves Italy and certain other countries.  Chromalloy has a 49% ownership interest in TACR.

     Chromalloy has a 52.6% ownership interest in BELAC, a component manufacturing operation that produces new replacement parts for jet engines.  The 52.6% ownership interest does not equate to a controlling interest primarily due to a super majority vote requirement (at least 75% approval) on certain key operational decisions.  While Chromalloy's partners in this joint venture are major commercial airlines, whose industry has been under significant pressure, management believes that the venture is adequately capitalized to carry on its principal operations without additional subordinated financial support.  At September 30, 2007, Sequa's investment in BELAC totaled $10.7 million.

     Chromalloy has two 50/50 joint ventures with Rolls-Royce plc: Turbine Surface Technology Limited (“TSTL”), which provides advanced coatings for Rolls-Royce turbine components; and Turbine Repair Technology Limited (“TRTL”), which provides advanced component repair services for certain Rolls-Royce engines.  Sequa has guaranteed 50% of TSTL's future lease payments under the terms of a capitalized lease, as well as 50% of an overdraft facility.  Total amounts subject to the guarantees may not exceed 10.3 million British pounds.  At September 30, 2007, 5.8 million British pounds were outstanding related to the guarantees.

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

Other, net

     In the nine-month period of 2007, Other, net included $4.3 million of expense related to minority interests; $2.2 million of charges for the amortization of capitalized debt issuance costs; $0.9 million of charges for letters of credit and commitment fees; $0.1 million of net loss related to the fair market value of foreign exchange contracts and derivatives thereof that did not qualify for cash flow hedge accounting; $1.1 million of income on the cash surrender value of corporate-owned life insurance; and $0.3  million in foreign currency transaction gains.

     In the nine-month period of 2006, Other, net included $2.8 million of charges for the amortization of capitalized debt issuance costs; $1.4 million of charges for letters of credit and commitment fees; $1.2 million of income on the cash surrender value of corporate owned life insurance; and  $0.9 million of expense related to minority interest holders.

     In the third quarter of 2007, Other, net included $1.7 million of expense related to minority interests; $0.7 million of charges for the amortization of capitalized debt issuance costs; $0.3 million of charges for letters of credit and commitment fees; $0.2 million of losses on the cash surrender value of corporate-owned life insurance; and $0.2 million in foreign currency transaction losses.

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

Income from Continuing Operations before Income Taxes

     Income from continuing operations before income taxes was $64.1 million for the nine months ended September 30, 2007, which was composed of $58.1 million of profits earned by Sequa’s foreign operations and $6.0 million of profits earned by Sequa’s domestic operations.  For the nine months ended September 30, 2006, Sequa’s foreign and domestic operations contributed $44.9 million and $12.0 million, respectively, of income before income taxes.  The results of the domestic operations include $46.8 million and $50.5 million of interest expense for the nine months ended September 30, 2007 and 2006, respectively, incurred primarily on the 9% and 8.875% Senior Notes.

     The improvement in the results of the foreign operations was driven by increased operating results of the Specialty Chemicals segment and the foreign operations of the Automotive segment as well as a reduction in foreign interest expense.  The decrease in the results of the domestic operations is primarily driven by reduced operating results of the Metal Coating segment and the domestic operations of the Automotive segment , partially offset by lower domestic interest expense.

Income Tax Provision

     At the end of each quarter, Sequa estimates the effective tax rate expected to be applicable for the full fiscal year.  The effective tax rates for the nine-month periods of 2007 and 2006 were based upon estimated annual pre-tax income from continuing operations, include the effect of a provision for state income and franchise taxes and reflect the utilization of net operating loss carryforwards by certain foreign entities.

     The effective tax rate for continuing operations was 30.9% for the first nine months of 2007, compared with 32.0% in the same period of 2006.  In 2007, the $19.8 million provision primarily reflects lower domestic taxable income.

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

Merger

     On July 9, 2007, Sequa announced that it had entered an Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 8, 2007, with Blue Jay Acquisition Corporation, a Delaware corporation (“Parent”), and Blue Jay Merger Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Co”).  Parent and Merger Co are entities directly and indirectly owned by Carlyle Partners V, L.P. and its affiliates (collectively, “Carlyle”).  The Merger Agreement contemplates that Merger Co will be merged (the “Merger”) with and into Sequa, with Sequa continuing as the surviving corporation and a wholly owned subsidiary of Parent.  The Merger Agreement further contemplates that at the effective time of the Merger, each outstanding share of Class A Common Stock and of Class B Common Stock of Sequa (together, the “Common Stock”), other than shares owned directly or indirectly by Sequa, Parent and Merger Co and by any stockholders who properly exercise appraisal rights under Delaware law (the “Excluded Shares”), will be cancelled and converted into the right to receive $175.00 in cash, without interest.  On the unanimous recommendation of a committee of the Board of Directors (the “Transaction Committee”) comprised entirely of independent directors, the Board of Directors of Sequa unanimously approved the Merger Agreement and recommended that Sequa’s shareholders adopt the Merger Agreement.  On September 17, 2007, a Special Meeting of Shareholders was held at which Sequa’s shareholders approved the Merger.

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

     Parent has obtained debt financing commitments for the transactions contemplated by the Merger Agreement. Consummation of the Merger is not subject to a financing condition, but is subject to other customary closing conditions.  The parties currently expect to close the transaction during the fourth quarter of this year, subject to the satisfaction of the conditions specified in the Merger Agreement.

     Under the Merger Agreement, certain restrictions exist on the conduct of Sequa’s business prior to the completion of the Merger, requiring Sequa to conduct its business only in the ordinary course, subject to specific limitations, which may delay or prevent it from undertaking business opportunities that may arise pending completion of the Merger.  Sequa has made customary representations and warranties and covenants in the Merger Agreement, including among others (i) to cause a meeting of Sequa’s stockholders to be held and, unless consented to by the Parent, vote on the adoption of the Merger Agreement without adjourning the meeting, (ii) subject to certain exceptions, that Sequa’s board of directors will recommend that Sequa’s stockholders adopt the Merger Agreement and thereby approve the Merger and the other transactions contemplated by the Merger Agreement and (iii) if requested by Parent, to effect a redemption of the 9% Senior Unsecured Notes due 2009 and the 8 7/8% Senior Unsecured Notes due 2008 (collectively, the “Notes”), in each case issued by Sequa, which redemption would be conditioned upon the consummation of the Merger.  Pursuant to the requirements of the Merger Agreement, (i) on September 17, 2007, Sequa held a meeting of its stockholders in which the board of directors recommended that the stockholders vote to adopt the Merger Agreement, and the stockholders voted to adopt the Merger Agreement; (ii) on October 18, 2007, at the request of Parent, Sequa gave notice to the trustee under the indenture for the Notes that all outstanding principal amounts of the Notes would be redeemed on the anticipated redemption date of November 21, 2007, conditioned on the consummation of the Merger.

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

*

the interests of our executive officers and directors in the Merger; and

*

certain restrictions on Sequa’s ability to solicit or engage in discussions or negotiations with any third party regarding specific transactions involving Sequa, and the requirement that Sequa pay to Parent a fee of $60.6 million in order for the Board of Directors to accept a superior proposal on or after August 23, 2007.

     Any such events could adversely affect Sequa’s stock price and harm its business and operating results.

Risk/Concentration of Business

     Sequa's largest operation, Chromalloy, with 2007 nine-month sales of $781.8 million and operating income of $65.0 million (2006 annual sales and operating income of $1,048.7 million and $80.4 million, respectively), and total assets at December 31, 2006 of $1,084.3 million, has confronted a difficult operating environment since the events of September 11, 2001. While global airline traffic has rebounded, high fuel costs, high cost structures imbedded at the legacy carriers (those carriers in existence prior to the de-regulation of the airline industry) and continuing terror threats have placed additional pressures on the airline industry, leading several airlines to file voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). Chromalloy's repair and OEM operations, derive approximately 80% of their sales from the commercial aviation market. The large repair and overhaul business is directly related to the number of hours jet engines are flown, while the smaller OEM business is related to the number of new jet engines placed in service. In 2005, Chromalloy’s results included a $5.6 million charge to reserve pre-petition receivables related to certain Delta Airlines, Inc. (“Delta”) and Northwest Airlines Corporation (“Northwest”) contracts. At September 30, 2007, trade and unbilled receivables due from major commercial airlines totaled approximately $164.4 million.

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

     Sequa is engaged in the automotive airbag inflator business through ARC Automotive.  ARC Automotive's largest customers for airbag inflators are Delphi Automotive Systems and its subsidiaries (“Delphi”) and Key Safety Systems, Inc. and its subsidiaries (“Key Safety”).  Delphi accounted for $61.3 million or 34% of ARC Automotive's nine-month sales in 2007 (35% of 2006 annual sales).  Key Safety accounted for $47.6 million or 26% of ARC Automotive's nine-month sales in 2007 (31% of 2006 annual sales).  These two customers accounted for approximately 39% of the Automotive segment's sales in the nine-month period of 2007.  On October 8, 2005, Delphi filed for protection under Chapter 11.  Sequa, in conjunction with outside legal counsel, has reviewed the long-term supply and licensing agreements that govern ARC Automotive's relationship with Delphi.  In January 2006, these agreements were listed as executory in nature by Delphi and Sequa believes that the underlying business objectives of the agreements will result in their assumption.  Sequa expects that the $0.9 million pre-petition receivables will ultimately be collected.

     Casco Products is engaged in the automotive products market and supplies cigarette lighters, power outlets and other automotive accessories to the automotive industry.  In the nine-month period of 2007, a European automobile manufacturer accounted for 14% of Casco Products sales (22% of 2006 annual sales).

     Precoat Metals markets its coating services to steel and aluminum producers and distributors, building products manufacturers, merchant can makers, and manufacturers of other diverse products.  US Steel, historically Precoat Metal's largest customer, accounted for $30.8 million or 14% of Precoat Metal's nine-month sales in 2007 (19% of 2006 annual sales).

     In the Specialty Chemicals segment, one customer accounted for 31% of nine-month sales in 2007 (29% of 2006 annual sales) and the top three customers accounted for 43% of nine-month sales in 2007 (43% of 2006 annual sales).  All of these customers are international consumer products companies with whom Warwick International has been doing business for many years.

     MEGTEC Systems markets its industrial drying systems and emission control equipment directly to customers in the coating, converting, and metal finishing industries and sells auxiliary press equipment directly to international web printing press manufacturers and their customers.  One customer accounted for 22% of nine-month sales in 2007 (20% of 2006 annual sales).

Backlog

     The business of Sequa for which backlog is significant is the Industrial Machinery segment.  The dollar amount of backlog for this segment was $86.3 million or 48% of total consolidated backlog at September 30, 2007 ($79.4 million or 47% of total consolidated backlog at December 31, 2006).

Liquidity and Capital Resources

     Net cash provided by operating activities was $24.3 million for the nine-month period of 2007 versus $14.7 million in 2006.  The $9.6 million increase primarily reflects higher income from continuing operations and lower working capital requirements.  Net cash used for investing activities was $98.7 million in the nine-month period of 2007 versus $16.8 million in 2006.  The $81.9 million change relates to $47.0 million of net cash proceeds received from the sales of leveraged leases included in discontinued operations in 2006, $15.1 million of cash used to acquire two small operations in the metal coating industry in 2007, a $4.0 million investment in a specialty chemicals distribution company and a $6.9 million investment in a foreign automotive products company in 2007.  Net cash used for financing activities was $24.7 million in the nine-month period of 2007 versus $140.4 million in 2006.  The $115.7 million decrease relates to a $142.2 million reduction in net debt payments offset by the release of $28.4 million of restricted cash requirements in 2006.

     In January 2007, Precoat acquired certain assets and liabilities of Chicago Finished Metals’ coil coating business for cash consideration of $12.7 million and in May 2007, acquired certain assets and liabilities of U.S. Coaters for $2.4 million.  In October 2007, Precoat acquired certain assets of Chesapeake Finished Metals from Chicago Metallic Corporation for $10.5 million.  Sequa will continue to focus its resources on its core business units that will provide the foundation for Sequa’s growth.  Sequa is conducting a thorough strategic evaluation of its operations to determine the optimal configuration and use of these resources, which may include the possible divestiture of certain of our non-core business units.

     During the nine-month period of 2007, Sequa made payments of approximately $26.3 million to reduce its outstanding debt under its foreign facilities.  In 2006, Sequa purchased, through unsolicited offers, $100.4 million in aggregate of the 8.875% Senior Notes at an average premium of $104.4 and reduced its foreign debt by $62.8 million.  Management may elect to make additional purchases of outstanding Senior Notes and/or advanced payments of its foreign debt based on availability and other considerations.

     On March 27, 2006, Sequa Capital sold its ownership interests in two container ship leveraged leases with an aggregate net book value of approximately $23.4 million.  Sequa received $30.8 million of net-cash proceeds, which are being used for general corporate purposes.  In the third quarter of 2006, Sequa sold its ownership interests in the remaining leveraged leases for net cash proceeds of $16.2 million.

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

     On August 27, 2007, Sequa entered into a Loan Agreement with Bank of America, N.A under which Bank of America agreed to provide a $25.0 million revolving line of credit to Sequa to be used for general working capital purposes.  Interest on the line of credit will be payable at an annual rate of LIBOR plus 75 basis points and will adjust periodically.  The line of credit will terminate upon the earlier of August 26, 2008 or a Change of Control (as defined).  As of September 30, 2007, no amounts were outstanding under the line of credit facility.

     At September 30, 2007, Sequa was contingently liable for $35.0 million of outstanding letters of credit and $1.1 million of surety bonds not reflected in the accompanying Consolidated Balance Sheet.  In addition, Sequa has guaranteed up to $9.7 million of its MJB joint venture's bank line of credit and up to 10.3 million British pounds of its TSTL joint venture's capitalized lease payments and overdraft facility.  At September 30, 2007, $2.2 million was outstanding under MJB's bank line of credit and 5.8 million British pounds were outstanding related to the TSTL guarantees.  Sequa is not aware of any existing conditions that would cause demand for payment relative to the outstanding letters of credit, surety bonds or the guarantees.

     Sequa Receivables Corporation (“SRC”), a special purpose corporation wholly owned by Sequa, has a Receivables Purchase Agreement (“RPA”) that extends through May 8, 2009.  Under the RPA, SRC may sell an undivided percentage ownership interest, up to a maximum participation of $75.0 million, in Sequa's eligible trade receivables through a bank-administered multi-seller commercial paper conduit.  Sequa’s availability under the RPA as of September 30, 2007 was approximately $75.0 million.  A back-up liquidity line provided by the bank is annually renewable at the bank’s option and contains a net worth covenant applicable to Sequa. The sale of receivables through the bank-administered conduit is funded through the sale of A1/P1-rated commercial paper.  SRC pays a facility fee of 0.55% per annum plus 0.40% per annum above the commercial paper rate based on usage.  SRC's assets will be available to satisfy its obligations to its creditors, which have a security interest in SRC's assets, prior to distribution to Sequa.  In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125,” transactions under the RPA qualify as a sale of receivables.  At September 30, 2007, no trade receivables were sold under the RPA.

     Capital expenditures amounted to $76.5 million in the nine-month period of 2007, with spending concentrated in the Aerospace and Metal Coating segments.  These funds were primarily used to upgrade existing facilities and equipment and to expand capacity.  Sequa currently anticipates that capital spending in 2007 will be in excess of $100 million and will be concentrated primarily in the Aerospace, Automotive and Metal Coating segments.

     At September 30, 2007, Sequa's contractual obligations are as follows:

		Payments Due by Period
			Years	Years	Years
Contractual obligations	Total	2007	2008-2009	2010-2011	=>2012
		(Amounts in thousands) (Unaudited)

Long-term debt (a)	$743,087	$6,371	$718,212	$18,504	$-
Interest on long-term debt (b)	113,616	10,277	102,407	932	-
Operating leases (c)	62,481	4,809	30,621	17,318	9,733
Purchase and other obligations (d)	68,406	43,236	25,167	3	-
Other long-term liabilities:
Projected minimum required pension contributions	7,800	-	4,000	2,100	1,700
Environmental remediation (e)	12,770	2,597	7,183	1,676	1,314
Total	$1,008,160	$67,290	$887,590	$40,533	$12,747

(a)		Represents long-term debt cash payment schedule and excludes net amortizable debt discount of $0.7 million.

(b)		Interest on long-term debt represents interest payments due on Sequa's 8 7/8% and 9% Senior Notes and the HSBC Facility Agreement. Interest payments on other debt amounts are not significant.

(c)		Operating lease obligations include future rental payments on a leased facility that was excluded from the sale of the ARC propulsion business.

(d)

Purchase obligations include agreements to purchase goods and services and other contractual commitments that are considered enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transactions. The amounts shown represent those amounts considered by Sequa to be enforceable and legally binding and include short-term purchase orders for the purchase of goods or services as well as capital expenditure and other contractual commitments.

(e)

Actual environmental remediation expenditures may be higher than amounts contractually obligated as Sequa may undertake remediation activities without requirements imposed by consent orders or consent agreements with Federal and state authorities or by litigation.

     The contractual table above excludes FIN 48 liabilities for unrecognized tax benefits in the amount of $41.7 million as there is a high degree of uncertainty regarding the timing of future cash outflows associated with such liabilities.

     Management currently anticipates that the following will provide sufficient funds to support Sequa's operations for the next twelve months: cash flow from operations; $76.0 million of cash and cash equivalents on hand at September 30, 2007; amounts available under the RPA; amounts available under the $25.0 million Bank of America line of credit facility; and the amounts available under the $45.0 million facility for the issuance of letters of credit that is secured by assets of certain foreign units in both the Aerospace and Specialty Chemicals segments.  Expected requirements include $65.3 million of interest payments due in the next year on the outstanding 9% and 8 7/8% Senior Notes (subject to the redemption of such Notes pursuant to the consummation of the Merger) and the HSBC Facility Agreement; $10.5 million of principal payments on the HSBC Facility agreement; approximately $100.0 million of capital expenditures for continuing operations; the other contractual obligations summarized above; and any future requirements for letters of credit and surety bonds, which totaled $36.2 million at September 30, 2007.

     On October 18, 2007, Sequa notified The Bank of New York, as successor trustee under the Indenture dated July 29, 1999, that Sequa had elected to exercise its option to conditionally redeem (the “Redemption”) all of its outstanding 8 7/8% Senior Unsecured Notes due 2008 and 9% Senior Unsecured Notes due 2009 (collectively the “Notes”).  The redemption price will be the greater of (a) 100% of the outstanding principal amount thereof and (b) the sum of the present values of the remaining scheduled payments of interest and principal discounted to the date of the redemption on a semi-annual basis at the treasury rate in effect on the second business day prior to the redemption date plus 50 basis points.  Holders of the redeemed Notes will also receive accrued and unpaid interest thereon up to but not including the redemption date.  The anticipated redemption date is November 21, 2007, and in no event will the redemption date be later than December 21, 2007.  The Redemption is conditional on the consummation of the Merger.  For further details of the Merger, refer to the section entitled “Merger”.

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

     At September 30, 2007, all minimum required capital contributions to Sequa's joint ventures have been satisfied.  Future contributions to the joint ventures require the approval of the respective joint venture's board of directors.  In January 2007, Chromalloy entered into an agreement with Pratt & Whitney to expand the ACT joint venture.  Chromalloy expects to contribute machinery and equipment valued at approximately $17 million to support the expansion. In addition, Sequa has guaranteed a bank line of credit for MJB up to $9.7 million.  Sequa has also guaranteed up to 10.3 million British pounds of the TSTL joint venture’s capitalized lease payments and overdraft facility.  At September 30, 2007, $2.2 million was outstanding under MJB's bank line of credit and 5.8 million British pounds were outstanding related to the TSTL guarantees.  Sequa is not aware of any existing conditions that would cause demand for payment relative to the outstanding letters of credit, surety bonds or the guarantees.

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

As of September 30, 2007 and December 31, 2006, unbilled revenues recorded as an asset in relation to these contracts were $85.5 million and $67.0 million, respectively.  The unbilled asset balance represents the cumulative difference between revenue recognized for delivered items and the amounts billed under the hourly billing arrangements in the contracts based on flight hours less any amounts of revenue that are deferred because they are not contractually recoverable.  The unbilled balance is reviewed on a quarterly basis to ensure that the amounts are recoverable based on performance under the contract.

Pensions

Pension expense and pension liabilities are actuarially determined and are affected by management's assumptions with respect to the discount rate for obligations, the future rate of increase in compensation levels, and the expected long-term rate of return on plan assets.  Pension expense and liabilities can also be affected by changes in plan benefits and the actual return on plan assets.  The discount rate is based on an analysis of discounted cash flows using an interest spot rate curve in conjunction with a further review of high- and medium-grade corporate long-term bond rates.  The rate of increase in compensation levels is based on management's assessment of the current and future economic environment and overall salary trends. The expected long-term rate of return considers the allocation of plan assets, the historical performance of total plan assets and economic and other indicators of future performance.  In addition, Sequa may consult with and consider the opinions of financial and other professionals in developing appropriate return benchmarks.  Changes in the discount rate and the expected long-term rate of return on plan assets, as well as actual returns on plan assets that differ from the expected return, can have a significant impact on pension expense (income) and related liabilities.

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

Sequa adopted the provisions of FIN 48 on January 1, 2007.  As a result of adoption, Sequa recognized a charge of $23.1 million to the January 1, 2007 retained earnings balance. As of the adoption date, Sequa’s unrecognized tax benefits totaled $42.6 million, all of which, if recognized, would affect the effective tax rate.  Consistent with the provisions of FIN 48, Sequa reclassified $13.9 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.

Sequa does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations within the next twelve months.

Sequa has significant domestic net operating loss carryforwards. Management believes that such carryforwards will be utilized before their expiration through future reversals of existing taxable temporary differences, future earnings and available tax planning strategies. Sequa's ability to generate the expected amounts of domestic taxable income from future operations is dependent upon general economic conditions; the state of the airline industry and other major markets; competitive pressures on sales and margins; and other factors beyond management's control. There can be no assurance that Sequa will meet its expectations for future domestic taxable income in the carryforward period or that available tax strategies can be enacted. However, management has considered the above factors in reaching the conclusion that it is more likely than not that future domestic taxable income and available tax strategies will be sufficient to fully realize the domestic operating loss carryforwards and deferred tax assets at September 30, 2007.

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

Other Information

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year.  The application of SFAS 157 is not expected to have an impact on Sequa’s financial statements.

     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of SFAS 159 are effective as of the beginning of the 2008 fiscal year. The application of SFAS 159 is not expected to have an impact on Sequa’s financial statements.

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

     A hypothetical 10% uniform decrease in all foreign currency exchange rates relative to the US dollar would have decreased the fair value of Sequa's financial instruments by approximately $1.2 million as of September 30, 2007 and $0.5 million as of December 31, 2006.  The sensitivity analysis relates only to Sequa's exchange rate-sensitive financial instruments, which include cash and debt amounts denominated in foreign currencies and all open foreign forward exchange contracts at September 30, 2007 and December 31, 2006. The effect of this hypothetical change in exchange rates ignores the effect this movement may have on the value of net assets, other than financial instruments, denominated in foreign currencies and does not consider the effect this movement may have on anticipated foreign currency cash flows.

     At September 30, 2007 and December 31, 2006, Sequa had forward foreign exchange contracts and derivatives thereof with notional amounts primarily denominated in Euros: 43.0 million and 10.3 million, respectively; in US Dollars: 74.1 million and 31.3 million, respectively; in Swedish Krona: zero and 30.6 million, respectively; and in British Pounds: 1.0 million and zero, respectively.  At September 30, 2007, Sequa had no natural gas swaps outstanding.

     At September 30, 2007 and December 31, 2006, substantially all of Sequa's debt was at fixed rates, with the exception of the multi-currency variable rate debt issued on December 21, 2005.  Sequa currently does not hold interest rate derivative contracts.  Accordingly, a change in market interest rates would not materially impact Sequa's interest expense but would affect the fair value of Sequa's debt. Generally, the fair value of fixed-rate debt increases as interest rates fall and decreases as interest rates rise.  The fair value of Sequa's total debt was approximately $765.5 million at September 30, 2007 and $807.2 million at December 31, 2006.  A hypothetical 1% increase in interest rates would have decreased the fair value of Sequa’s total debt by approximately $9.5 million at September 30, 2007 and $14.5 million at December 31, 2006.  A hypothetical 1% decrease in interest rates would have increased the fair value of Sequa’s total debt by approximately $9.7 million at September 30, 2007 and $14.9 million at December 31, 2006.  The fair value of Sequa's total debt is based primarily upon quoted market prices of Sequa's publicly traded securities.  The estimated changes in the fair values of Sequa's debt are based upon changes in the present value of future cash flows as derived from the hypothetical changes in market interest rates.

     The following table presents the carrying amounts and fair values of Sequa's derivative and non-derivative financial instruments:

	At September 30, 2007		At December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Amounts in thousands) (Unaudited)
Assets
Cash and cash equivalents	$76,049	$76,049	$173,307	$173,307
Forward foreign exchange contracts	680	680	581	581
Liabilities
Current and long-term debt	742,435	765,496	764,934	807,177
Forward foreign exchange contracts	1,282	1,282	373	373
Gas swaps	-	-	86	86

     The fair value of cash and cash equivalents approximates the carrying amount due to the short maturity of those instruments.  The fair value of Sequa's debt is primarily based upon quoted market prices of publicly traded securities, except the debt issuance with HSBC effective December 21, 2005 with variable interest rates, which issuance amount approximates fair value at September 30, 2007.  The fair value of forward foreign exchange contracts and derivatives thereof is based on fair market valuations.  The fair value of Sequa’s natural gas swap agreements is based upon the amounts that Sequa could have settled with the counterparties to terminate the natural gas swaps outstanding.

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

     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

     There have been no material changes in Sequa’s risk factors from those disclosed in Sequa’s 2006 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs

July 1, 2007 – July 31, 2007	None	None	None	None

August 1, 2007 –August 31, 2007	None	None	None	None

September 1, 2007 – September 30, 2007	None	None	None	None

Total	-	-	-	-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders of Sequa Corporation was held on September 17, 2007 for the purpose of adopting the Agreement and Plan of Merger, dated as of July 8, 2007 (the “Merger Agreement”), by and among Blue Jay Acquisition Corporation (“Parent”), Blue Jay Merger Corporation (“Merger Co”) and Sequa.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management’s solicitations.

The adoption of the Merger Agreement was completed with the following vote:

Votes For

Votes Against

Votes Abstaining

34,042,812

6,203

6,224

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

10.10

Loan Agreement dated August 27, 2007 between Bank of America, N.A. and Sequa Corporation (filed as Exhibit 10.1 to Registrant’s Form 8-K, filed on August 30, 2007 and incorporated herein by reference).

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

99.1

Notice of Redemption dated October 18, 2007 to The Bank of New York as successor Trustee under the Indenture dated July 29, 1999 between Sequa Corporation and Harris Trust Company of New York (filed as Exhibit 99.1 to Registrant’s Form 8-K, filed on  October 23, 2007 and incorporated herein by reference).

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEQUA CORPORATION

	BY	/s/ Kenneth J. Binder
Kenneth J. Binder
Executive Vice President and Chief Financial Officer

October 29, 2007